Form 10QSB
period 2007-09-30
Excaliber Enterprises, Ltd.
filed 2007-11-05
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-140276

EXCALIBER ENTERPRISES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1265, Rathdrum, Idaho	83858
(Address of principal executive offices)	(Zip Code)

(208) 704-6590
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007:

5,100,000

EXCALIBER ENTERPRISES, LTD.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2, previously filed with the Commission on September 11, 2007.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Balance Sheet

September 30,
2007
Assets

Current assets	$1,029

Total assets	$1,029

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$240
Total current liabilities	240

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,100,000 shares issued and outstanding	5,100
Additional paid-in capital	5,000
(Deficit) accumulated during development stage	(9,311)
789

$1,029

The accompanying notes are an integral part of these financial statements.

Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Operations

	For the three nine months ended		For the three months ended		October 6, 2005
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	3,850	5,006	1,534	6	9,281
Total expenses	3,850	5,006	1,534	6	9,281

(Loss) before provision for income taxes	(3,850)	(5,006)	(1,534)	(6)	(9,281)

Provision for income taxes	(30)	-	-	-	(30)

Net (loss)	$(3,880)	$(5,006)	$(1,534)	$(6)	$(9,311)

Weighted average number of
common shares outstanding -
basic and fully diluted	5,100,000	1,263,736	5,100,000	635,359

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the nine months ended		October 6, 2005
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net (loss)	$(3,880)	$(5,006)	$(9,311)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	5,000	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	240
Net cash (used) by operating activities	(3,880)	(6)	(4,071)

Cash flows from financing activities
Donated capital	-	100	100
Issuances of common stock	-	5,000	5,000
Net cash provided by financing activities	-	5,100	5,100

Net (decrease) increase in cash	(3,880)	5,094	1,029
Cash - beginning	4,909	-	-
Cash - ending	$1,029	$5,094	$1,029

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$5,000	$5,000
Number of shares issued for executive compensation	-	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized October 6, 2005 (Date of Inception) under the laws of the State of Nevada, as Excalibur Enterprises, Ltd.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell gift baskets to real estate and health care professionals and institutions.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($9,311) for the period from October 6, 2005 (inception) to September 30, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating a public offering of its equity securities to obtain operating capital.  In the event additional capital is required or if the offering is unsuccessful, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 - Stockholders’ equity

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On June 23, 2006, the Company issued 5,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for services rendered valued at $5,000.

On August 2, 2006, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 25, 2006, the Company issued 100,000 shares of its $0.001 par value common stock to one individual in exchange for cash in the amount of $5,000.

As of September 30, 2007, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of September 30, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

The Company issued 5,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $5,000.

The Company issued 100,000 shares of its par value common stock to an affiliated shareholder in exchange for cash in the amount of $5,000.

A shareholder, officer and director of the Company donated cash to the Company in the amount of $100.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Excaliber Enterprises, Ltd.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Excaliber Enterprise’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on October 6, 2005.  We are focused on selling specialty gift baskets to health care professionals, organizations and patients, as well as real estate agents and firms.  We are a development stage company.  Our operations have been devoted primarily to startup and development activities, which include the formation of our corporate identity, obtaining capital through sales of our common stock and reserving a web domain name and developing a website at www.ExcaliberStore.com.

In order to pursue our stated objective and commence our planned principal operations, our management has designated the following as our priorities for the next six to 12 months:

1.

Developed and published our website:  We have reserved the domain name www.ExcaliberStore.com and are working to develop content to publish on the website.  We expect to operate as an online business, whereby all of our marketing and sales efforts will be conducted via the Internet and the website will be the sole method through which we will realize sales.  Thus, we believe this site is critical to reaching prospective customers and for generating awareness of our brand.  Our website is not currently functional.  Without a website, we will be unable to generate brand awareness or revenues.

2.

Introduce a catalog of gift baskets:  Our business is based upon selling specialty gift baskets designed and assembled by our President, Stephanie Jones.  To begin to generate revenues and establish a base of operations, we must develop a sufficient catalog of potential gift basket arrangements targeting the real estate and healthcare market segments.  To date, we do not have any proposed or finalized gift baskets and do not have any ability to generate sales.  Until we have saleable products, we will be unable to begin to generate revenues.

3.

Identify product manufacturers and suppliers:  Our specialty gift baskets will be assembled by our management, using products purchased from third-party manufacturers and suppliers.  We expect to rely solely upon the efforts of outside sources to develop and manufacture all products.  We do not intend to manufacture any products internally.  In order to obtain saleable merchandise, we must identify potential manufacturers and suppliers of baskets and the various merchandise we plan to insert in the gift basket.  To date, we have not identified or contacted any manufacturers or suppliers.

4.

Devise a marketing strategy:  We believe that generating awareness of our company will drive consumers to our website.  In order to do so, we must develop and implement an effective promotional strategy.  We intend to utilize search engine placement, banner advertisements and link placement relationships to increase the visibility of our website, once it is operational.  We currently have no marketing strategies in place and our website is still in the development stage.

Since our inception on October 6, 2005 to September 30, 2007, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  To date, general and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three month period ended September 30, 2007, we spent a total of $1,534 in general and administrative costs.  In the comparable year ago three month period ended September 30, 2006, we incurred $6 in general and administrative costs.

In the nine months ended September 30, 2007, total operating expenses were $3,850, applicable solely to general and administrative expenses.  In contrast, total operating expenses during the year ago nine month period ended September 30, 2006 were $5,006, all of which can be considered general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  Since our inception, we have incurred aggregate operating expenses in the amount of $9,281, all of which are general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended September 30, 2007, our net loss totaled $1,534, compared to a net loss of $6 in the prior period ended September 30, 2006.  During the nine months ended September 30, 2007, our net loss was $3,880, compared to a net loss of $5,006 in the year ago nine month period ended September 30, 2006.  Since our inception, we have accumulated net losses in the amount of $9,311.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of September 30, 2007, in the amount of $1,029, is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  We are seeking to raise a minimum of $35,000 and a maximum of $75,000 in a public offering of our common stock.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

In addition to raising capital through sales of our common equity, generating revenues from sales of our proposed business of selling gift baskets via the Internet in the next six to 12 months is important to support our planned ongoing operations.  Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $15,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  In order to achieve our goal of generating $15,000 in revenues over the next 12 months, our management believes we must create and implement a marketing strategy.  In the next six months, we expect to implement a promotional strategy to generate awareness of our brand and proposed products.  We have reserved the domain www.ExcaliberStore.com, which will serve as our base of operations.  The site is anticipated to be our primary store-front, through which we will market, sell and distribute all merchandise.  Once we have established our website and enabled e-commerce capabilities, it is expected to serve as our primary method of generating sales.  Currently, the site is in development and is not operational.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Weaver and Martin, LLC.,  our independent registered public accounting firm, that during their performance of audit procedures, Weaver and Martin, LLC., identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

On September 22, 2006, we issued 5,000,000 shares of our common stock to Stephanie Y. Jones, our founding shareholder and an officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $5,000.  Mrs. Jones received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. Jones had fair access to and was in possession of all available material information about our company, as is the President and a director of Excaliber Enterprises, Ltd.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On September 25, 2006, we sold 100,000 shares of our common stock to Nicole Jones, sister-in-law of our founding shareholder, Stephanie Jones.  The shares were issued for total cash in the amount of $5,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mrs. Nicole Jones had fair access to and was in possession of all available material information about our company, as she is the sister-in-law of the president and director of Excaliber Enterprises, Ltd.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Stephanie Y. Jones

(b) Matthew L. Jones

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*  Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 11, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	November 5, 2007
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	November 5, 2007
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	November 5, 2007
Matthew L. Jones