Form 10KSB
period 2007-12-31
Excaliber Enterprises, Ltd.
filed 2008-03-07
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-137595

EXCALIBER ENTERPRISES, LTD.
(Name of small business issuer in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

P.O. Box 1265 Rathdrum, ID	83858
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (208) 704-6590

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $0 as of December 31, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 5,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, EEL’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Excaliber Enterprises, Ltd. was incorporated in the State of Nevada on October 6, 2005.  We sell specialty gift baskets via the Internet.  As of the date of this annual report, we have generated no revenues.  Our efforts have focused primarily on the implementation of our plan to sell specialty gift baskets via the Internet to real estate and health care professionals and organizations.

On September 11, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145977) to register up to 1,500,000 shares of common stock at a price of $0.05 per share.  The Securities and Exchange Commission deemed the Registration Statement effective on September 24, 2007.  As of the date of this Annual Report, we have not sold any shares of common stock in this offering.

Our administrative office is located at 13834 W. Hoyt Road, Rathdrum, ID 83858.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

Our business purpose is to market specialty gift baskets to real estate and health care professionals and organizations through the Internet.  We plan to offer potential customers the ability to choose from a variety of gift baskets that will be pre-designed by Stephanie Jones, our President.  Our proposed gift baskets can be given as thank yous, gifts or rewards to clients, patients, employees or associates. For example, a realtor, whose client just purchased a new home, can order either a home essentials basket containing household cleaners and supplies or a housewarming basket with gourmet foods.  In targeting the medical community, a sample get-well basket could include activity books and aspirin.  We have not yet designed any gift basket ideas and thus do not currently have any catalog of items to sell.

We are developing a website at www.ExcaliberStore.com, which serves as our base of operations and the sole method through which we will generate sales.  The site is our singular storefront, through which we will market, sell, and distribute gift baskets.  To date, we have not identified or contacted any manufacturers or suppliers.

The baskets and products we plan to place in the baskets will purchased from outside sources.  We are in the process of identifying suppliers and manufacturers, and have not made any determination which, if any we will contact.  We will not manufacture or produce any item.  Instead, we will seek to purchase these items from outside sources and assemble them in the pre-designed format.  Assembly of baskets is intended to be done in-house by our management.  In the event we are unable to handle assembly and fulfillment in-house, we may seek to outsource these functions to independent third parties. We will not manufacture or produce any item ourselves.  We are still in the development stage, and we do not have any saleable inventory and have not yet identified any specific products, suppliers or fulfillment companies.

Additionally, our management believes that we may be able to acquire good and services from existing third-party specialty gift companies.  We are in the process of identifying companies with merchandising programs that will allow us to either list and sell their existing inventory of baskets or earn commissions based upon sales affected by us.  We have not identified any such third-party companies from which to purchase pre-manufactured baskets and cannot guarantee that we will be able to obtain such baskets at a preferred or reasonable price.

Industry Background and Competition

The market for gift baskets is very competitive and highly fragmented.  There are numerous existing and potential competitors selling gift baskets.  Our management believes that national chains that offer a large selection of merchandise compete directly, yet co-exist, with smaller companies that have either a regional presence, single locations or are strictly Internet-based.  We expect to compete with many online and physical gift basket retailers, which we believe can be divided into several groups:

1.

National chains and franchises, such as Harry & David and Hickory Farms;

2.

Catalog retailers and Internet-based companies, such as Red Envelope and Blue Nile; and

3.

Local and regional companies that cater to a limited geographic area and/or a niche market; and

Our management believes there exists a significant number of competitors selling relatively similar and competitively priced merchandise.  In addition, convenience and reliability, as well as quality of customer service and the breadth and depth of product selection characterize the market for gift baskets.  We are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Significantly, all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on terms that are more favorable, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or gift basket companies as the use of the Internet and other online services increases.

Need for Government Approval of Principal Products

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, and that we possess all the licenses required in the conduct of our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Stephanie Jones, President and director, and Matthew Jones, our Secretary, Treasurer and director, to set up our business operations.  Both Mr. and Mrs. Jones currently work for us on a part-time basis and each expect to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

(1)

Excaliber Enterprises will furnish shareholders with annual financial reports certified by its independent accountants.

(2)

Excaliber Enterprises is a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Investors may lose their entire investment if we fail to implement our business plan.

Excaliber Enterprises, Ltd. was formed in October 2005.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Excaliber Enterprises cannot guarantee that we will be successful in executing our proposed gift basket business and accomplishing our objectives.  To date, we have not generated any revenues and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned operations.  As of the date of this Prospectus, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, investors may face a complete loss of their investment.

Excaliber Enterprises may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling gift baskets to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Excaliber Enterprises may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many online and physical companies specialized in selling gift products, such as Harry and David and Wine Country Gifts.  Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned business of selling pre-designed specialty gift baskets via the Internet and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

We may not be able to generate sales because consumers may choose not to shop online.

We may not be able to attract potential customers who shop in traditional retail stores to shop on our proposed web site.  Furthermore, we may incur significantly higher and more sustained advertising and promotional expenditures than anticipated to attract online shoppers and to convert those shoppers into purchasing customers.  As a result, we may not be able to achieve profitability, and even if we are successful at attracting online customers, we expect it could take several years to build a substantial customer base.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers, or in the gift products industry in general, that we fail to anticipate and adapt to could reduce the demand for our proposed specialty gift baskets that we intend to sell.  Decisions about our focus and the specific products we plan to offer will often be made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We have not yet commenced our planned business of selling pre-designed specialty gift baskets via the Internet and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our as yet unidentified products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Investors will have limited control over decision-making because principal stockholders, officers and directors of Excaliber Enterprises control the majority of our issued and outstanding common stock.

Stephanie Jones, an executive officer, employee and director, beneficially owns 98% of our issued and outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Excaliber Enterprises may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Stephanie Jones, our President and director, and Matthew Jones, our Secretary, Treasurer and director.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mr. or Mrs. Jones may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mr. or Mrs. Jones to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  Mrs. Stephanie Jones, an officer, employee and director, currently holds a significant majority of our currently issued and outstanding common stock.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

Excaliber Enterprises, Ltd. uses office space at 13834 W. Hoyt Road, Rathdrum, ID 83858.  Mr. and Mrs. Jones, the directors and officers, are providing the office space, located their primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Excaliber Enterprises, Ltd. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Excaliber Enterprises, Ltd. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Excaliber Enterprises, Ltd. has been convicted of violating a federal or state securities or commodities law.

Excaliber Enterprises, Ltd. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Excaliber Enterprises, Ltd. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

We have 5,100,000 shares of common stock outstanding, all of which bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, Excaliber Enterprises, Ltd. has 5,100,000 shares of $0.001 par value common stock issued and outstanding held by two shareholders of record.  Our Transfer Agent is Holliday Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Excaliber Enterprises, Ltd. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Excaliber Enterprises intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Excaliber Enterprises’ financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

In June 2006, we issued 5,000,000 shares of our common stock to Stephanie Jones, our founding shareholder and an officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $5,000.  Mrs. Jones received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. Jones had fair access to and was in possession of all available material information about our company, as she is an officer and director of Excaliber Enterprises, Ltd.  The shares bear a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On September 25, 2006, we sold 100,000 shares of our common stock to Nicole Jones, sister of Matthew Jones and sister-in-law of Stephanie Jones, officers and directors of the company.  The shares were issued at a price of $0.05 per share for total cash in the amount of $5,000.  This September 2006 transaction involved no general solicitation and the shares bear a restrictive transfer legend.  Ms. Nicole Jones was provided fair access to our corporate books and records and was given the opportunity to ask questions of us.  Based on these facts, we claim that the issuance of stock to Ms. Nicole Jones qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Excaliber Enterprises, Ltd.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Excaliber Enterprises, Ltd. was incorporated in Nevada on October 6, 2005.  We are a start up and have not yet realized any revenues.  Our operations have been devoted primarily to startup and development activities, which include the formation of our corporate identity, obtaining capital through sales of our common stock, reserving a web domain name, and developing a website at www.ExcaliberStore.com.

Since our inception on October 6, 2005 to December 31, 2007, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  To date, general and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2007, we spent a total of $4,784 in general and administrative costs.  In the comparable year ago period ended December 31, 2006, we incurred $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered, and $191 in general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

From our inception to December 31, 2007, we generated no revenues, while experiencing an aggregate net loss of $10,245.  The cumulative net loss was attributable to general and administrative expenses of $5,215 related to the costs of start-up operations, $5,000 in executive compensation paid to Stephanie Jones, a related party, as well as $30 as a provision for income taxes.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of December 31, 2007 in the amount of $95 is insufficient to maintain our operations for the next approximately 12 months.  We are seeking to raise a minimum of $35,000 and a maximum of $75,000 in a public offering of our common stock.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

In addition to raising capital through sales of our common equity, generating revenues from sales of our proposed business of selling gift baskets via the Internet in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any such revenues.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We are attempting to establish a base of operations as an online retailer of gift baskets.  Our management designates the following as our priorities for the next six to 12 months:

1.

Establish our Internet presence:  We expect to operate as an online business, whereby all of our marketing and sales efforts will be conducted via the Internet.  We believe that developing a website is critical to reaching prospective customers and generating awareness of our brand and proposed product offerings.  We have reserved the domain name www.ExcaliberStore.com and are working to develop content to publish on the web site.  Once operational, the site will serve as our base of operations and the sole method through which we will realize sales.  Our website is not currently functional.  We anticipate having our website operational within three months of attaining the minimum proceeds from our registered public offering.

2.

Develop a catalog of gift baskets:  We are focused on selling gift baskets to be designed by our President, Stephanie Jones.  Our ability to generate sales is dependent upon having a selection of products available for sale.  As of the date of this registration statement, we do not have any proposed or finalized gift baskets.  Mrs. Jones expects to have preliminary sketches within the next three months, after which we will evaluate the feasibility and profitability of those designs.  As Mrs. Jones’ proposed baskets are approved by our management, we plan to assemble samples, using commercially available supplies and products, to be photographed and displayed in our online catalog.

3.

Identify product manufacturers and suppliers:  Our business is to sell specialty gift baskets via the Internet.  The baskets will be assembled by our management, using products purchased from third-party manufacturers and suppliers.  We do not intend to manufacture any products internally.  We expect to rely solely upon the efforts of outside sources to develop and manufacture all products.  In order to obtain saleable merchandise, we must identify potential manufacturers and suppliers of baskets and the various merchandise we plan to insert in the gift basket.  Our management intends to identify potential suppliers through Internet searches and recommendations or requests from potential customers.  Our goal is to initiate our research efforts within the next six months from the date of this registration statement.  To date, we have not identified or contacted any manufacturers or suppliers.

4.

Develop a marketing strategy:  Within six months following our registered public offering, assuming that our website is published and we have assembled gift baskets for display on the website, we expect to develop and implement a promotional strategy to generate awareness of our brand and drive traffic to our, as yet unpublished, web site.  We plan to use the Internet for marketing and sales by advertising our website, and resultantly our products, through search engine placement, where, for a fee, we will be able to submit our web site and various terms to describe our site with web portals such as Yahoo! or Google.  We have not yet contacted any company regarding search engine placement because we have not yet established our web site.  We expect to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in our registered public offering, whereby we are seeking to raise up to $75,000 through sales of our common stock.  We cannot assure you that we will be able to sell any stock in our offering.  If we do not raise at least the minimum offering amount, or $35,000, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important for our plan of operations.  However, we cannot guarantee that we will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Excaliber Enterprises, Ltd.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2007 and 2006,

and

for the period

October 6, 2005 (Date of Inception)

through

December 31, 2007

WEAVER & MARTIN

To the Board of Directors and Stockholders

Excaliber Enterprises, Ltd.

Rathdrum, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Excaliber Enterprises, Ltd. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and the period of October 6, 2005 (Inception) to December 31, 2007.  Excaliber Enterprises, Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excaliber Enterprises, Ltd. as of December 31, 2007 and the results of its operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006 and the period of October 6, 2005 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri

March 6, 2008

F1

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Cash	$95

Total assets	$95

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$240
Total current liabilities	240

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,100,000 shares issued and outstanding
as of December 31, 2007	5,100
Additional paid-in capital	5,000
(Deficit) accumulated during development stage	(10,245)
(145)

Total liabilities and stockholders’ equity	$95

The accompanying notes are an integral part of these financial statements.

F3

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

	For the years ended		October 6, 2005
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses:
Executive compensation	-	5,000	5,000
General and administrative expenses	4,784	191	5,215
Total expenses	4,784	5,191	10,215

(Loss) before provision for taxes	(4,784)	(5,191)	(10,215)

Provision for income taxes	(30)	-	(30)

Net (loss)	$ (4,814)	$ (5,191)	$ (10,245)

Weighted average number of
common shares outstanding - basic and fully diluted	5,100,000	5,046,860

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F4

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Net (loss)
For the period
October 6, 2005 (Inception) to
December 31, 2005	-	$-	$-	$(240)	$(240)

Balance, December 31, 2005	-	-	-	(240)	(240)

June 2006
Founders shares
issued for services	5,000,000	5,000	-	-	5,000

August 2006
Donated capital	-	-	100	-	100

September 2006
Shares issued for cash	100,000	100	4,900	-	5,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	(5,191)	(5,191)

Balance, December 31, 2006	5,100,000	5,100	5,000	(5,431)	4,669

Net (loss)
For year ended
December 31, 2007	-	-	-	(4,814)	(4,814)

Balance, December 31, 2007	5,100,000	$5,100	$5,000	$(10,245)	$(145)

The accompanying notes are an integral part of these financial statements.

F5

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		October 6, 2005
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities
Net (loss)	$ (4,814)	$ (5,191)	$ (10,245)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	5,000	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	240
Net cash (used) by operating activities	(4,814)	(191)	(5,005)

Cash flows from financing activities
Donated capital	-	100	100
Issuances of common stock	-	5,000	5,000
Net cash provided by financing activities	-	5,100	5,100

Net increase in cash	(4,814)	4,909	95
Cash – beginning	4,909	-	-
Cash – ending	$ 95	$ 4,909	$ 95

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services	$ -	$ 5,000	$ 5,000
Number of shares issued for services	-	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F6

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized October 6, 2005 (Date of Inception) under the laws of the State of Nevada, as Excaliber Enterprises, Ltd.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell specialty gift baskets to health care professionals, organizations and patients, and real estate agents and firms.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007 and 2006.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2007 and 2006.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007 and 2006.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007 and 2006.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

F7

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists solely of legal and professional fees.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

F8

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($10,245) for the period from October 6, 2005 (inception) to December 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is in the process of conducting a public offering of its equity securities to obtain operating capital.  In the event additional capital is required or if the offering is unsuccessful, the officers of the Company have agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007 and 2006, the Company had approximately $5,215 and $431 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 1,627	$ 146
Valuation allowance	(1,627)	(146)
Total deferred tax assets	$ -	$ -

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

F9

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 5 – Stockholders’ equity

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

As of December 31, 2007, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

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

F10

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Excaliber Enterprises, Ltd.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Stephanie Y Jones	34	President, CEO and Director

Matthew L. Jones	39	Secretary, Treasurer and Director

Stephanie Y. Jones, President, Chief Executive Officer and Director:  Stephanie Jones is currently a bookkeeper for Finishing Touch Lawn Maintenance in Rathdrum, Idaho.  Her responsibilities include maintaining accounts payable and receivable and managing customer accounts.  She has been in her present position since 2001.  Mrs. Jones was previously an elementary school teacher for four years, between 1998 and 2002, at Falls Christian Academy, a private school located in Rathdrum, Idaho, where she taught kindergarten.  Prior to her teaching position, Mrs. Jones was a stay-at-home mother, where she began creating gift baskets in her spare time.  She attended Northern Idaho College from 1991 to 1993.

Matthew L. Jones, Secretary, Treasurer and Director:  From October 2005 to the present, Matthew Jones has been employed by Huntwood Industries in Liberty Lake, Washington as a Sales Representative in the custom cabinetry department.  Mr. Jones was  employed by La Mesa RV in Liberty Lake, Washington from 2004 through 2005, where he was a sales representative for several lines of Recreational Vehicles.  From 2001 to 2004, Mr.  Jones was a department manager at Lowes Home Improvement Center in Rathdrum, Idaho. From 1995 to 2001, he had an active real estate license and was a broker at Coldwell Banker Real Estate in Rathdrum, Idaho.  Mr. Jones attended Northern Idaho College from 1991 to 1993.  He is a disabled veteran.

Family Relationships

Stephanie Y. Jones and Matthew L. Jones are husband and wife.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they did not file any of the forms required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last three completed fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Stephanie Jones	2007	0	0	0	0	0	0	0	0
President	2006	0	0	5,000	0	0	0	0	5,000
	2005	0	0	0	0	0	0	0	0

Matthew Jones	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Directors' Compensation

During the year ended December 31, 2007, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our sole officer, director and employee.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Stephanie Y. Jones, President and CEO	5,000,000	98.04%

	All Directors and Officers as a group (1 person)	5,000,000	98.04%

Common	Nicole Jones(3)	100,000	1.96%

Notes:

1.

The address for Stephanie Y. Jones is c/o Excaliber Enterprises, Ltd., P.O. Box 1265, Rathdrum, ID 83858.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.

Nicole Jones is the sister-in-law of Stephanie Jones and Matthew Jones, our officers and directors.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2006, we issued 5,000,000 shares of $0.001 par value common stock to Stephanie Jones, an officer and director, in exchange for services performed valued at $5,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

In August 2006, Stephanie Jones donated cash in the amount of $100.

In September 2006, we issued 100,000 shares of $0.001 par value common stock to Nicole Jones, the sister-in-law of our officers and directors, in exchange for cash in the amount of $5,000.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Jones.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 11, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$2,400	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$2,400	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXCALIBER ENTERPRISES, LTD.
(Registrant)

By: /s/ Stephanie Y. Jones, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephanie Y. Jones	President, CEO and Director	March 6, 2008
Stephanie Y. Jones

/s/ Matthew L. Jones	Chief Financial Officer	March 6, 2008
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	March 6, 2008
Matthew L. Jones