Form 10QSB
period 2008-03-31
Excaliber Enterprises, Ltd.
filed 2008-05-07
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-145977

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2008:

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

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
2008
Assets

Current assets
Cash	$315
Total current assets	315

Total assets	$315

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,240
Note payable - related party	500
Total current liabilities	2,740

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,100,000 shares issued and outstanding	5,100
Additional paid-in capital	5,000
(Deficit) accumulated during development stage	(12,525)
(2,425)

Total liabilities and stockholders’ equity	$315

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue	$ -	$ -	$ -

Expenses:
Executive compensation	-	-	5,000
General and administrative expenses	2,250	2,173	7,465
Total expenses	2,250	2,173	12,465

(Loss) before provision for taxes	(2,250)	(2,173)	(12,465)

Provision for income taxes	(30)	(30)	(60)

Net (loss)	$ (2,280)	$ (2,203)	$ (12,525)

Weighted average number of
common shares outstanding - basic and fully diluted	5,100,000	5,100,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net (loss)	$(2,280)	$(2,203)	$(12,525)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	2,000	-	2,240
Net cash (used) by operating activities	(280)	(2,203)	(5,285)

Cash flows from financing activities
Donated capital	-	-	100
Issuances of common stock	-	-	5,000
Proceeds from note payable	500	-	500
Net cash provided by financing activities	500	-	5,600

Net increase (decrease) in cash	220	(2,203)	315
Cash - beginning	95	4,909	-
Cash - ending	$315	$2,706	$315

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($12,525) for the period from October 6, 2005 (inception) to March 31, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Notes to Condensed Financial Statements

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

As of March 31, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Debt and interest expense

On January 22, 2008, the Company issued an aggregate of $500 in debt securities to a related party.  The note bears no interest, is due on demand and contains no prepayment penalty.

Note 7 - Related party transactions

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

In January 2008, the Company borrowed $500 from a relative of the officers and directors of the Company.  The note bears no interest, is due on demand and contains no prepayment penalty.

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

In order to pursue our stated objective and commence our planned principal operations, our management has designated the following as our priorities for the next 12 months:

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

Since our inception on October 6, 2005 to March 31, 2008, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  During the three month period ended March 31, 2008, we spent a total of $2,250 in general and administrative costs.  To date, general and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable year ago three month period ended March 31, 2007, we incurred $2,173 in general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  Since our inception, we have incurred aggregate operating expenses in the amount of $12,465, of which $7,465 are general and administrative expenses and $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2008, our net loss totaled $2,280, compared to a net loss of $2,203 in the prior period ended March 31, 2007.  Since our inception, we have accumulated a deficit in the amount of $12,525.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of March 31, 2008, in the amount of $315, is not sufficient to maintain our operations for the next approximately 12 months.  On September 11, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145977) to raise a minimum of $35,000 and a maximum of $75,000 in a public offering of our common stock.  The Securities and Exchange Commission deemed the Registration Statement effective on September 24, 2007.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business.  As of the date of this Annual Report, we have not sold any shares of common stock in this offering.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Our board of directors was advised by Weaver and Martin, LLC, our independent registered public accounting firm, that during their performance of audit procedures, Weaver and Martin, LLC., identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	May 7, 2008
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	May 7, 2008
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	May 7, 2008
Matthew L. Jones