Form 10-Q
period 2008-06-30
Excaliber Enterprises, Ltd.
filed 2008-07-31
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
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

(208) 704-0614
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,100,000 shares
(Class)	(Outstanding as at July 22, 2008)

EXCALIBER ENTERPRISES, LTD.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, previously filed with the Commission on March 7, 2008.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Balance Sheet

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$249	$95
Total current assets	249	95

Total assets	$249	$95

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,240	$240
Note payable - related party	500	-
Total current liabilities	3,740	240

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,100,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	5,000	5,000
(Deficit) accumulated during development stage	(13,591)	(10,245)
	(3,491)	(145)

Total liabilities and stockholders’ equity	$249	$95

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		March 29, 2006
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	5,000
General and administrative expenses	3,316	2,268	1,066	95	8,531
Total expenses	3,316	2,268	1,066	95	13,531

(Loss) before provision for income taxes	(3,316)	(2,268)	(1,066)	(95)	(13,531)

Provision for income taxes	(30)	(30)	-	-	(60)

Net (loss)	$(3,346)	$(2,298)	$(1,066)	$(95)	$(13,591)

Weighted average number of
common shares outstanding - basic and fully diluted	5,100,000	5,100,000	5,100,000	5,100,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		October 6, 2005
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(3,346)	$(2,298)	$(13,591)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	-	3,240
Net cash (used) by operating activities	(346)	(2,298)	(5,351)

Cash flows from financing activities
Donated capital	-	-	100
Issuances of common stock	-	-	5,000
Proceeds from note payable	500	-	500
Net cash provided by financing activities	500	-	5,600

Net increase (decrease) in cash	154	(2,298)	249
Cash - beginning	95	4,909	-
Cash - ending	$249	$2,611	$249

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 – Basis of presentation

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

Note 2 – History and organization of the company

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($13,591) for the period from October 6, 2005 (inception) to June 30, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Stockholders’ equity

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

As of June 30, 2008, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Debt and interest expense

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Results of Operation

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

In order to pursue our stated objective and commence our planned principal operations, our management has designated the following as our priorities for the next 12 months:

1.

Developed and published our website:  We have reserved the domain name www.ExcaliberStore.com and are working to develop content to publish on the website.  We expect to operate as an online business, whereby all of our marketing and sales efforts will be conducted via the Internet and the website will be the sole method through which we will realize sales.  Thus, we believe this site is critical to reaching prospective customers and for generating awareness of our brand.  We have posted a preliminary greeting page, however, our website is not currently functional.  Without a fully operational website, we are unable to generate brand awareness or revenues.  We expect to use a portion of the proceeds from our public registered offering of common stock toward the development and publishing of our website.

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

Since our inception on October 6, 2005 to June 30, 2008, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  During the three months ended June 30, 2008, total expenses consisted solely of general and administrative costs in the amount of $1,066.  To date, general and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable year ago three month period ended June 30, 2007, expenses were $95, all of which were attributable to general and administrative expenses.  During the six month period ended June 30, 2008, we spent a total of $3,316, all of which were general and administrative costs.  In comparison, in the six month period ended June 30, 2007, we spent a total of $2,268, all of which is attributable to general and administrative expense.  No development related expenses have been or will be paid to our affiliates.  Since our inception, we have incurred aggregate operating expenses in the amount of $13,531, of which $8,531 are general and administrative expenses and $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the six month period ended June 30, 2008, our net loss totaled $3,346, compared to a net loss of $2,298 in the prior period ended June 30, 2007.  Since our inception, we have accumulated a deficit in the amount of $13,591.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of June 30, 2008, in the amount of $249, is not sufficient to maintain our operations for the next approximately 12 months.  On September 11, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145977) to raise a minimum of $35,000 and a maximum of $75,000 in a public offering of our common stock.  The Securities and Exchange Commission deemed the Registration Statement effective on September 24, 2007.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business.  As of the date of this Annual Report, we have not sold any shares of common stock in this offering.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	July 31, 2008
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	July 31, 2008
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	July 31, 2008
Matthew L. Jones