Form 10-Q
period 2008-09-30
Excaliber Enterprises, Ltd.
filed 2008-11-10
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

(208) 640-9633
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,100,000 shares
(Class)	(Outstanding as at November 7, 2008)

EXCALIBER ENTERPRISES, LTD.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$156	$95
Total current assets	156	95

Total assets	$156	$95

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,240	$240
Note payable – related party	500	-
Total current liabilities	3,740	240

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,100,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	5,000	5,000
(Deficit) accumulated during development stage	(13,684)	(10,245)
	(3,584)	(145)

Total liabilities and stockholders’ equity	$156	$95

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Nine Months Ended		Three Months Ended		October 6, 2005
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	5,000
General and administrative expenses	3,409	3,850	93	1,534	8,624
Total expenses	3,409	3,850	93	1,534	13,624

(Loss) before provision for income taxes	(3,409)	(3,850)	(93)	(1,534)	(13,624)

Provision for income taxes	(30)	(30)	-	-	(60)

Net (loss)	$(3,439)	$(3,880)	$(93)	$(1,534)	$(13,684)

Weighted average number of
common shares outstanding – basic and fully diluted	5,100,000	5,100,000	5,100,000	5,100,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		October 6, 2005
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(3,439)	$(3,880)	$(13,684)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	-	3,240
Net cash (used) by operating activities	(439)	(3,880)	(5,444)

Cash flows from financing activities
Donated capital	-	-	100
Issuances of common stock	-	-	5,000
Proceeds from note payable	500	-	500
Net cash provided by financing activities	500	-	5,600

Net increase (decrease) in cash	61	(3,880)	156
Cash – beginning	95	4,909	-
Cash – ending	$156	$1,029	$156

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($13,684) for the period from October 6, 2005 (inception) to September 30, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

As of September 30, 2008, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 8 – Subsequent events

During September 2008, the Company received notice that cash of approximately $36,935 was received in the escrow account, related to its public offering of common stock registered via Form SB-2 with the Securities Exchange Commission.  However, as of November 10, 2008, the funds have not settled in the escrow account, therefore no monies have been transferred to the Company and no shares of common stock of the Company have been issued to purchasers.  Assuming that all funds currently in escrow clear, the Company will issue an aggregate of 738,700 shares of common stock.

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

Management’s Discussion and Results of Operation

         We were incorporated in the State of Nevada on October 6, 2005.  We are focused on selling specialty gift baskets to health care professionals, organizations and patients, as well as real estate agents and firms.  We are a development stage company.  Our operations have been devoted primarily to startup and development activities, which include the formation of our corporate identity, obtaining capital through sales of our common stock and reserving a web domain name and developing a website at www.ExcaliberStore.com.  We have been attempting to raise working capital through a registered offering of our common stock.  To date, $36,935 is in an escrow account waiting for the funds to settle with the bank.  However, since the Company has not received any of the cash, we have not issued any shares of common stock and are still unable to conduct our developmental efforts.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

In the event we are able to secure at least the minimum funds through our financing effort, our management has designated the following as our priorities for the next 12 months:

1.
Developed and published our website:  We have reserved the domain name www.ExcaliberStore.com and are working to develop content to publish on the website.  We expect to operate as an online business, whereby all of our marketing and sales efforts will be conducted via the Internet and the website will be the sole method through which we will realize sales.  Thus, we believe this site is critical to reaching prospective customers and for generating awareness of our brand.  We have posted a preliminary greeting page, however, our website is not currently functional.  Without a fully operational website, we are unable to generate brand awareness or revenues.  We expect to use a portion of the proceeds from our public registered offering of common stock toward the development and publishing of our website.  Since no funds have yet been received from the offering, we have been unable to continue development of the site.

2.
Introduce a catalog of gift baskets:  Our business is based upon selling specialty gift baskets designed and assembled by our President, Stephanie Jones.  To begin to generate revenues and establish a base of operations, we must develop a sufficient catalog of potential gift basket arrangements targeting the real estate and healthcare market segments.  To date, we do not have any proposed or finalized gift baskets and do not have any ability to generate sales.  Until we publish a fully functioning website, we do not intend to accumulate an inventory of saleable products and are therefore unable to begin to generate revenues until we do so.

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

Since our inception on October 6, 2005 to September 30, 2008, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  During the three months ended September 30, 2008, total expenses consisted solely of general and administrative costs in the amount of $93.  To date, general and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable year ago three month period ended September 30, 2007, expenses were $1,534, all of which were attributable to general and administrative expenses.  During the nine month period ended September 30, 2008, we spent a total of $3,409, all of which were general and administrative costs.  In comparison, in the nine month period ended September 30, 2007, we spent a total of $3,850, all of which is attributable to general and administrative expense.  No development related expenses have been or will be paid to our affiliates.  Since our inception, we have incurred aggregate operating expenses in the amount of $13,624, of which $8,624 are general and administrative expenses and $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the nine month period ended September 30, 2008, our net loss totaled $3,439, compared to a net loss of $3,880 in the prior year nine month period ended September 30, 2007.  Since our inception, we have accumulated a deficit in the amount of $13,684.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of September 30, 2008, in the amount of $156, is not sufficient to maintain our operations.  On September 11, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145977) to raise a minimum of $35,000 and a maximum of $75,000 in a public offering of our common stock.  The Securities and Exchange Commission deemed the Registration Statement effective on September 24, 2007.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business.  During September 2008, our escrow agent notified us that cash of approximately $36,935 was received in the escrow account, related to the public offering.  However, as of the date of this Annual Report, the funds have not settled in the escrow account, therefore we have not received any monies and no shares of common stock have been issued to purchasers.  Assuming that all funds currently in escrow clear, we will issue an aggregate of 738,700 shares of common stock.

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

PART II – OTHER INFORMATION

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	November 7, 2008
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	November 7, 2008
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	November 7, 2008
Matthew L. Jones