Form 10-K
period 2008-12-31
Excaliber Enterprises, Ltd.
filed 2009-03-31
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

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

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $37,435 as of March 30, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2009 was 5,848,707.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EXCALIBER ENTERPRISES, LTD.
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Distribution Methods of the Products and Services

We expect to use general parcel and postal services as our distribution methods to fulfill customer orders.  Such services include, without limitation, United Parcel Service, DHL, Federal Express and the United States Postal Service.

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

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Stephanie Jones, our President and director, and Matthew Jones, our Secretary, Treasurer and director.  Neither Mr. nor Mrs. Jones has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Both Mr. and Mrs. Jones are involved in other business opportunities and may face a conflict in selecting between Excaliber and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mr. and Mrs. Jones to other pursuits without a sufficient warning we may, consequently, go out of business.

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

We have yet to commence our planned merchandising operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

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

The costs and expenses of SEC reporting and compliance may inhibit our operations.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

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

Holders

As of the date of this prospectus, Excaliber Enterprises, Ltd. has 5,848,707 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Our Transfer Agent is Holliday Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Excaliber Enterprises, Ltd.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

We are an online retailer of engraved products and awards, consisting of trophies, plaques, medals, statuettes and other recognition awards capable of being engraved with various congratulatory or personal phrases, for the purpose of recognizing achievements in sports, academics or other celebrations.  Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  Unfortunately, we generated no revenues in any period since our inception.  We have no sources of revenues and cannot forecast the amount, if any, of revenues we will generate for the foreseeable future.

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2008, we spent $16,386, consisting of $36 in depreciation expense and $16,350 in general and administrative expenses.  In the comparable year ended December 31, 2007, we incurred $4,784 in total expenses, all of which is attributed to general and administrative expenses.  Aggregate operating expenses from our inception through December 31, 2008 were $26,601, of which $36 is related to depreciation expense, $21,565 in general and administrative expenses and $5,000 in executive compensation paid to Stephanie Jones in the form of common stock for services rendered.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the years ended December 31, 2008 and 2007, we recorded a provision for income taxes of $30 in each respective year, related to the minimum tax payable to the State of Idaho.  Since our inception to December 31, 2008, we recorded total provisions for income taxes of $60.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on October 6, 2005.  In the year ended December 31, 2008, our net loss totaled $16,416, compared to a net loss of $4,814 in the prior year ended December 31, 2007.  Since our inception, we have accumulated net losses in the amount of $26,661.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $25,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report we are a development stage company with no revenues and a limited operational history.  We have a website located at www.ExcaliberStore.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our web site.  To date, we have not received any orders via the website.

Our management believes that most organizations are postponing or suspending purchasing engraved award products, such as we sell.  As a result, we have decided to delay all marketing and promotional efforts.  We intended to implement search engine placement and keyword submission optimization services to increase the visibility of our website.  To date, we have not developed or implemented any marketing strategy and do not intend to do so until the first quarter of 2010, at the earliest.

As of December 31, 2008, we had $21,812 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers appear sufficient at this time.  Our officers work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Excaliber Enterprises, Ltd.
(A Development Stage Company)
Audited Financial Statements
December 31, 2008

WEAVER & MARTIN

To the Board of Directors and Stockholders
Excaliber Enterprises, Ltd.
Rathdrum, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Excaliber Enterprises, Ltd. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the period of October 6, 2005 (Inception) to December 31, 2008.  Excaliber Enterprises, Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excaliber Enterprises, Ltd. as of December 31, 2008 and 2007 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and the period of October 6, 2005 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2009

F1

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$21,812	$95
Total current assets	21,812	95

Fixed assets, net of accumulated depreciation of $36
And $0 as of 12/31/08 and 12/31/07, respectively	1,248	-

Total assets	$23,060	$95

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,186	$240
Notes payable – related party	500	-
Total current liabilities	2,686	240

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,700 and 5,100,000 shares issued
and outstanding as of 12/31/08 and 12/31/07	5,849	5,100
Additional paid-in capital	41,186	5,000
(Deficit) accumulated during development stage	(26,661)	(10,245)
	20,374	(145)

Total liabilities and stockholders’ equity	$23,060	$95

The accompanying notes are an integral part of these financial statements.

F2

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Operations

	For the years ended		October 6, 2005
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Expenses:
Depreciation expense	36	-	36
Executive compensation	-	-	5,000
General and administrative expenses	16,350	4,784	21,565
Total expenses	16,386	4,784	26,601

(Loss) before provision for income taxes	(16,386)	(4,784)	(26,601)

Provision for income taxes	(30)	(30)	(60)

Net (loss)	$(16,416)	$(4,814)	$(26,661)

Weighted average number of
common shares outstanding - basic and fully diluted	5,202,282	5,100,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Stockholders’ Equity

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Net (loss)
For the year ended
December 31, 2006	$-	$-	$-	$(5,191)	$(5,191)

Balance, December 31, 2006	5,100,000	5,100	5,000	(5,431)	4,669

Net (loss)
For the year ended
December 31, 2007	-	-	-	(4,814)	(4,814)

Balance, December 31, 2007	5,100,000	5,100	5,000	(10,245)	(145)

November 2008
Issued for cash	748,707	749	36,686	-	37,435

November 2008
Offering costs	-	-	(500)	-	(500)

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,416)	(16,416)

Balance, December 31, 2008	5,848,707	$5,849	$41,186	$(26,661)	$20,374

The accompanying notes are an integral part of these financial statements.

F4

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		October 6, 2005
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Cash flows from operating activities
Net (loss)	$(16,416)	$(4,814)	$(26,661)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Depreciation	36	-	36
Changes in operating assets and liabilities:
Increase in accounts payable	1,946	-	2,186
Net cash (used) by operating activities	(14,434)	(4,814)	(19,439)

Cash flows from investing activities
Purchase of fixed assets	(1,284)	-	(1,284)
Net cash (used) by investing activities	(1,284)	-	(1,284)

Financing activities
Proceeds from note payable	500	-	500
Donated capital	-	-	100
Issuances of common stock	36,935	-	41,935
Net cash provided by financing activities	37,435	-	42,535

Net increase (decrease) in cash	21,717	(4,814)	21,812
Cash – beginning	95	4,909	-
Cash – ending	$21,812	$95	$21,812

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$30

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

The accompanying notes are an integral part of these financial statements.

F5

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2008 and 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2008 and 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

F6

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

General and administrative expenses
The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

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

F7

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

F8

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($26,661) for the period from October 6, 2005 (inception) to December 31, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Income taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008 and 2007, the Company had approximately $26,661 and $10,245 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$7,998	$3,074
Valuation allowance	(7,998)	(3,074)
Total deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

F9

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 5 – Debt and interest expense

On January 22, 2008, the Company issued an aggregate of $500 in debt securities to a related party.  The note bears no interest, is due on demand and contains no prepayment penalty.

Note 6 – Stockholders’ equity

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

On November 12, 2008, the Company issued 748,707 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $37,435.  Total offering costs related to this issuance was $500.

As of December 31, 2008, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

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

Our Board of Directors were advised by Weaver & Martin, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Weaver & Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Stephanie Y Jones	35	President, CEO and Director

Matthew L. Jones	40	Secretary, Treasurer and Director

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and director, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 3717 W. Woodside, Spokane, WA 99208.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Stephanie Jones	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Matthew Jones	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer	2007	0	0	0	0	0	0	0	0

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, director and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Excaliber Enterprises, Ltd.’s common stock by all persons known by Excaliber Enterprises to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Additionally, we use office space and services provided without charge by Mr. and Mrs. Jones, our directors and officers.

Director Independence

The Board of Directors has concluded that our directors, Stephanie Jones and Matthew Jones, are not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$5,000	$2,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$5,000	$2,400

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 11, 2007.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

By: /s/ Stephanie Y. Jones, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephanie Y. Jones	President, CEO and Director	March 30, 2009
Stephanie Y. Jones

/s/ Matthew L. Jones	Chief Financial Officer	March 30, 2009
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	March 30, 2009
Matthew L. Jones