Form 10-Q
period 2009-03-31
Excaliber Enterprises, Ltd.
filed 2009-05-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145977

EXCALIBER ENTERPRISES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13834 W. Hoyt Road Rathdrum, Idaho	83858
(Address of principal executive offices)	(Zip Code)

(208) 640-9633
(Registrant's telephone number, including area code)

P.O. Box 1265
Rathdrum, Idaho 83858
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at May 14, 2009)

EXCALIBER ENTERPRISES, LTD.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Commission on March 31, 2009.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$3,852	$21,812
Total current assets	3,852	21,812

Fixed assets, net of accumulated depreciation of $143
and $36 as of 3/31/09 and 12/31/08, respectively	1,141	1,248

Total assets	$4,993	$23,060

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,338	$2,186
Note payable – related party	500	500
Total current liabilities	1,838	2,686

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 3/31/09 and 12/31/08, respectively	5,849	5,849
Additional paid-in capital	41,186	41,186
(Deficit) accumulated during development stage	(43,880)	(26,661)
	3,155	20,374

Total liabilities and stockholders’ equity	$4,993	$23,060

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses:
Depreciation expense	107	-	143
Executive compensation	-	-	5,000
General and administrative expenses	17,082	2,250	38,647
Total expenses	17,189	2,250	43,790

(Loss) before provision for income taxes	(17,189)	(2,250)	(43,790)

Provision for income taxes	(30)	(30)	(90)

Net (loss)	$(17,219)	$(2,280)	$(43,880)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,100,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities
Net (loss)	$(17,219)	$(2,280)	$(43,880)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	107	-	143
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(848)	2,000	1,338
Net cash (used) by operating activities	(17,960)	(280)	(37,399)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	-	500	500
Donated capital	-	-	100
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	-	500	42,535

Net increase (decrease) in cash	(17,960)	220	3,852
Cash – beginning	21,812	95	-
Cash – ending	$3,852	$315	$3,852

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$90

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($43,880) for the period from October 6, 2005 (inception) to March 31, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Stockholders’ equity (continued)

On November 12, 2008, the Company issued 748,707 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $37,435.  Total offering costs related to this issuance was $500.

As of March 31, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to March 31, 2009, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  During the three months ended March 31, 2009, total expenses were $17,189, consisting of depreciation expense of $107, related specifically to our computer equipment, and general and administrative costs in the amount of $17,082.  To date, general and administrative expenses mainly consist of office expenditures, website development expenses and accounting and legal fees.  In the comparable three month period ended March 31, 2008, expenses were $2,250, all of which were attributable to general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  Since our inception, we have incurred aggregate operating expenses in the amount of $43,790, of which $143 is due to depreciation expense, $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered and general and administrative expenses in the amount of $38,647.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three months ended March 31, 2009, we recorded a provision for income taxes of $30, related to the minimum tax payable to the State of Idaho.  In the year ago three months ended March 31, 2008, provision for income taxes was $30.  Since our inception to March 31, 2009, we recorded total provisions for income taxes of $90.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2009, our net loss totaled $17,219, compared to a net loss of $2,280 in the prior year three month period ended March 31, 2008.  Since our inception, we have accumulated a deficit in the amount of $43,880.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of March 31, 2009, we had $3,852 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	May 14, 2009
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	May 14, 2009
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	May 14, 2009
Matthew L. Jones