Form 10-Q
period 2009-06-30
Excaliber Enterprises, Ltd.
filed 2009-08-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

___________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at August 14, 2009)

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$1,542	$21,812
Total current assets	1,542	21,812

Fixed assets, net of accumulated depreciation of $250
and $36 as of 6/30/09 and 12/31/08, respectively	1,034	1,248

Total assets	$2,576	$23,060

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,000	$2,186
Note payable – related party	500	500
Total current liabilities	1,500	2,686

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 6/30/09 and 12/31/08, respectively	5,849	5,849
Additional paid-in capital	41,186	41,186
(Deficit) accumulated during development stage	(45,959)	(26,661)
	1,076	20,374

Total liabilities and stockholders’ equity	$2,576	$23,060

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Six Months Ended		October 6, 2005
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	107	-	214	-	250
Executive compensation	-	-	-	-	5,000
General and administrative expenses	1,972	1,066	19,054	3,316	40,619
Total expenses	2,079	1,066	19,268	3,316	45,869

(Loss) before provision for income taxes	(2,079)	(1,066)	(19,268)	(3,316)	(45,869)

Provision for income taxes	-	(30)	(30)	(30)	(90)

Net (loss)	$(2,079)	$(1,096)	$(19,298)	$(3,346)	$(45,959)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,100,000	5,848,707	5,100,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the six months ended		October 6, 2005
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities
Net (loss)	$(19,298)	$(3,346)	$(45,959)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	214	-	250
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(1,186)	3,000	1,000
Net cash (used) by operating activities	(20,270)	(346)	(39,709)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	-	500	500
Donated capital	-	-	100
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	-	500	42,535

Net increase (decrease) in cash	(20,270)	154	1,542
Cash – beginning	21,812	95	-
Cash – ending	$1,542	$249	$1,542

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$90

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($45,959) for the period from October 6, 2005 (inception) to June, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of June 30, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to June 30, 2009, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

During the three months ended June 30, 2009, total expenses were $2,079, consisting of depreciation expense of $107, related specifically to our computer equipment, and general and administrative costs in the amount of $1,972.  General and administrative expenses mainly consist of office expenditures, website development expenses and accounting and legal fees.  In the comparable three month period ended June 30, 2008, expenses were $1,066, all of which were attributable to general and administrative expenses.  In the six month period ended June 30, 2009, total expenses were $19,298, as opposed to $3,316 in the comparable six months ended June 30, 2008.  Since our inception, we have incurred aggregate operating expenses in the amount of $45,869, of which $250 is due to depreciation expense, $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered and general and administrative expenses in the amount of $40,619.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising during the third and fourth quarters of 2009, related to our renewed pursuit of our business objectives.

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the three months ended June 30, 2009, we did not record any provision for taxes, whereas in the three month period ended June 30, 2008, we recorded $30 as a provision for income taxes.  During the six months ended June 30, 2009 and 2008, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to June 30, 2009, we recorded total provisions for income taxes of $90.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended June 30 2009, our net loss totaled $2,079, compared to a net loss of $1,096 in the three month period ended June 30, 2008.  During the six month periods ended June 30, 2009 and 2008, our net losses were $19,298 and $3,346, respectively.  Since our inception, we have accumulated a deficit in the amount of $45,959.

In the most recent quarter ended June 30, 2009, our officers and directors have received various inquiries about our products and services, which we believe could lead to sales.  Our management attributes this resurrected interest to the recovery of the stock market and various segments of the economy stabilizing.  For instance, the real estate activity has shown remarkable improvement.  Our management believes this turn around in the general business climate has led to a slight recovery in discretionary spending, as well as an availability of investment capital and business credit.  Resultantly, we intend to take advantage of the current market conditions and actively seek to raise funds through sales of our common stock or debt securities to renew pursuit of our business objectives.  There are no formal or informal agreements to attain such financing.

Our prior stated goal was to operate solely as an online company.  We have a website located at www.ExcaliberStore.com to serve as our primary method of attracting customers and generating sales.  The website is merely functional without e-commerce capability at this time.  We are in the process of improving our website through adding e-commerce functionality and improving the user interface.  We are also evaluating various advertising and merchandising options.  While we are awaiting our new website and vendors for product, we will focus our efforts on direct sales techniques.

In addition to redesigning our Internet presence, we are seeking vendors for product.  We have gathered a preliminary list of manufacturers and distributors from whom we may order product from, and have accumulated several merchandise catalogs.  Once we have published an updated website, we hope to display a greater range of proposed basket designs that we had previously shown on our existing web page.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	August 14, 2009
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	August 14, 2009
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	August 14, 2009
Matthew L. Jones