Form 10-Q
period 2009-09-30
Excaliber Enterprises, Ltd.
filed 2009-11-16
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

___________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at November 16, 2009)

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$3,042	$21,812
Total current assets	3,042	21,812

Fixed assets, net of accumulated depreciation of $357
and $36 as of 9/30/09 and 12/31/08, respectively	927	1,248

Total assets	$3,969	$23,060

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,186	$2,186
Note payable – related party	500	500
Total current liabilities	2,686	2,686

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 9/30/09 and 12/31/08, respectively	5,849	5,849
Additional paid-in capital	42,686	41,186
(Deficit) accumulated during development stage	(47,252)	(26,661)
	1,283	20,374

Total liabilities and stockholders’ equity	$3,969	$23,060

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		October 6, 2005
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	107	-	321	-	250
Executive compensation	-	-	-	-	5,000
General and administrative expenses	1,186	93	20,240	3,409	41,805
Total expenses	1,293	93	20,561	3,409	47,162

(Loss) before provision for income taxes	(1,293)	(93)	(20,561)	(3,409)	(47,162)

Provision for income taxes	-	-	(30)	(30)	(90)

Net (loss)	$(1,293)	$(93)	$(20,591)	$(3,439)	$(47,252)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,100,000	5,848,707	5,100,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		October 6, 2005
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities
Net (loss)	$(20,591)	$(3,439)	$(47,252)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	321	-	357
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	3,000	2,186
Net cash (used) by operating activities	(20,270)	(439)	(39,709)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	-	500	500
Donated capital	1,500	-	1,600
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	1,500	500	44,035

Net increase (decrease) in cash	(18,770)	61	3,042
Cash – beginning	21,812	95	-
Cash – ending	$3,042	$156	$3,042

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$90

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($47,252) for the period from October 6, 2005 (inception) to September 30, 2009, and had no sales.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $20,000 with a non-related third-party entity, the terms of which are discussed in Note 6 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On September 1, 2009, an officer and director of the Company donated cash in the amount of $1,500.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Debt and interest expense

On January 22, 2008, the Company issued an aggregate of $500 in debt securities to a related party.  The note bears no interest, is due on demand and contains no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.

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

On September 1, 2009, an officer and director of the Company donated cash in the amount of $1,500.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Related party transactions (continued)

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to September 30, 2009, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

Operating Expenses

We incur operating expenses composed primarily of depreciation, executive compensation and general and administrative costs.  We recognize depreciation expense on our computer equipment.  Executive compensation is related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered in June 2006.  General and administrative expenses are essentially the cost of doing business, and include: licenses; general office expenses and supplies; bank charges; website costs; and professional fees such as accounting, legal and other various business consulting fees.

During the three months ended September 30, 2009, total expenses were $1,293, consisting of depreciation expense of $107, related specifically to our computer equipment, and general and administrative costs in the amount of $1,186.  In the comparable three month period ended September 30, 2008, expenses were $93, all of which were attributable to general and administrative expenses.  We attribute the relatively significant increase to the fact that we conducted minimal operations in 2008 as we awaited funds from a private placement offering of our common equity, which offering was closed in November 2008.

In the nine month period ended September 30, 2009, total expenses were $20,561, as opposed to $3,409 in the comparable nine months ended September 30, 2008.  As stated similarly above, we conducted limited operations leading up to our private offering of common equity, which explains why expenses were relatively materially higher during the nine months ended September 30, 2009 as opposed to the comparable period ended September 30, 2008.

Since our inception, we have incurred aggregate operating expenses in the amount of $47,162, of which $357 is due to depreciation expense, $5,000 in executive compensation and general and administrative expenses in the amount of $41,805.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising during the fourth quarter of 2009 and the first half of 2010, related to our renewed pursuit of our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the three months ended September 30, 2009 and 2008, we did not record any provisions for taxes.  During the nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to September 30, 2009, we recorded total provisions for income taxes of $90.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended September 30 2009, our net loss totaled $1,293, compared to a net loss of $93 in the three month period ended September 30, 2008.

During the nine month periods ended September 30, 2009 and 2008, our net losses were $20,591 and $3,439, respectively.

Since our inception, we have accumulated a deficit in the amount of $47,252.

Liquidity

Our management believes that our cash on hand as of September 30, 2009 in the amount of $3,042 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of September 30, 2009, we owed $2,186 in accounts payable to vendors and service providers.  Additionally, we have a note payable of $500, owed to a related party that bears no interest and is due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

In an effort to obtain working capital and funds in anticipation of pursuing our plan to establish our brand, which is set forth herein, on August 19, 2009, we entered into a Revolving Line of Credit with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As September 30, 2009, we have not drawn any funds on this line of credit and our balance owed is $0.

Unfortunately, despite having secured a line of credit for $20,000, there can be guarantee that we can implement our new strategy or that our strategy will lead to revenues and positive cash flows.  If we are unable to generate cash flows with which to repay the line of credit, as well as our other existing liabilities, or if we require additional capital to maintain or expand our operations, we may need to sell additional equity or debt securities, which may be on terms unfavorable to us.

Plan of Operation

During the second and third quarters of 2009, our officers and directors have received inquiries about our products and services.  Our management believes that, while inquiries do not directly equal sales, these are signs of a resurgent market for corporate and personal gifts and could potentially lead to sales.  Our management attributes this resurrected interest to the recovery of the stock market and various segments of the economy stabilizing.  For instance, the real estate activity has shown a pickup in activity and an easing of price declines.  Our management believes this turn around in the general business climate has led to a slight recovery in discretionary spending, as well as an availability of investment capital and business credit.

In anticipation of the improving market for gift baskets and increased consumer and business spending, we have secured a revolving line of credit in the amount of $20,000.  We intend to use the funds from this line of credit to implement the following objectives:

Improve our website:  We have a website located at www.ExcaliberStore.com to serve as our primary method of attracting customers and generating sales.  The website is merely functional without e-commerce capability at this time.  We are in the process of improving our website through adding e-commerce functionality and improving the user interface.  There are options we are evaluating in terms of software for and outsourcing the processing of payments.  We have budgeted up to $6,000 to the redesign of our site and for the purchase of software.

We are also contemplating creating accounts with websites that already have e-commerce functionality enabled, whereby we would pay either a nominal fee or commission for sales and payment processing.  This option would allow us to conserve capital in that: (a) we would not have to hire a web developer to redesign the site; (b) we would not have to purchase special software; and (c) we would not have to set-up a merchant account.

Implement marketing and advertising:  Once we determine our approach to e-commerce, we will implement a web advertising campaign using services provided by Google, Bing and Yahoo.  The amount we budget to undertake web advertising activities will depend substantially upon whether we invest in developing an e-commerce website or enter into partnerships with other websites.  At this time, we have allocated up to $10,000 of our line of credit, if necessary, toward web advertising.

In addition to web marketing, we also plan to take a direct sales approach, whereby our officers will attempt to generate interest and awareness of our brand.  Direct sales is not expected to require a material outlay of funds, other than for business cards, brochures and other print materials.  As such, we have allotted up to $2,000 to use for direct sales materials.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking an at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

10	Line of Credit Loan Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Stephanie Y. Jones

(b) Matthew L. Jones

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 11, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	November 16, 2009
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	November 16, 2009
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	November 16, 2009
Matthew L. Jones