Form 10-K
period 2009-12-31
Excaliber Enterprises, Ltd.
filed 2010-03-17
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _________

Commission File Number: 333-145977

EXCALIBER ENTERPRISES, LTD.
(Name of small business issuer in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

13834 W. Hoyt Road Rathdrum, Idaho	83858
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (208) 640-9633

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $37,435 as of March 17, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2010 was 5,848,707.

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
For the year ended December 31, 2009

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

3.
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

Management’s Discussion and Results of Operations

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to December 31, 2009, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, during the third quarter of 2009, our officers and directors received informal interest in our gift baskets from prior personal contacts.  As a result, we have attempted to restructure our operational approach, infrastructure and financing requirements, as discussed herein.

Operating Expenses

During the year ended December 31, 2009, total expenses were $21,968, consisting of depreciation expense of $428, related specifically to our computer equipment, and general and administrative costs in the amount of $21,540.  General and administrative expense was comprised primarily of $16,345 in professional fees and $5,000 in accounting fees.  In the comparable year ended December 31, 2008, expenses were $16,386, of which $36 was attributable to depreciation expense and $16,350 in general and administrative expenses.  During this period, general and administrative expenses included $12,208 in professional fees and $4,000 in accounting fees.

Since our inception, we have incurred aggregate operating expenses in the amount of $48,569, of which $464 is due to depreciation expense, $5,000 in executive compensation, related specifically to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered in June 2006, and general and administrative expenses in the amount of $43,105.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising during the fourth quarter of 2009 and the first half of 2010, related to our renewed pursuit of our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the years ended December 31, 2009 and 2008, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to December 31, 2009, we recorded total provisions for income taxes of $90.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the year ended December 31, 2009, our net loss totaled $21,998, compared to a net loss of $16,416 in the year ended December 31, 2008.  Since our inception, we have accumulated a deficit in the amount of $48,659.

Liquidity

Our management believes that our cash on hand as of December 31, 2009 in the amount of $556 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of December 31, 2009, we owed $1,000 in accounts payable to vendors and service providers.  Additionally, we have a note payable of $500, owed to a related party that bears no interest and is due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

In an effort to obtain working capital and funds in anticipation of pursuing our plan to establish our brand, which is set forth herein, on August 19, 2009, we entered into a Revolving Line of Credit with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As December 31, 2009, we have not drawn any funds on this line of credit and our balance owed is $0.

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

Plan of Operation

During the year ended December 31, 2009, our officers and directors received inquiries about our products and services.  Our management believes that, while inquiries do not directly equal sales, these are signs of a resurgent market for corporate and personal gifts and could potentially lead to sales.  Our management attributes this resurrected interest to the recovery of the stock market and various segments of the economy stabilizing.  For instance, the real estate activity has shown a pickup in activity and an easing of price declines.  Our management believes this turn around in the general business climate has led to a slight recovery in discretionary spending, as well as an availability of investment capital and business credit.

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
December 31, 2009

WEAVER & MARTIN

To the Board of Directors and Stockholders
Excaliber Enterprises, Ltd.
Rathdrum, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Excaliber Enterprises, Ltd. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the period of October 6, 2005 (Inception) to December 31, 2009.  Excaliber Enterprises, Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excaliber Enterprises, Ltd. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and the period of October 6, 2005 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 17, 2010

F1

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash	$556	$21,812
Total current assets	556	21,812

Fixed assets, net of accumulated depreciation of $464
and $36 as of 12/31/09 and 12/31/08, respectively	820	1,248

Total assets	$1,376	$23,060

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,000	$2,186
Notes payable – related party	500	500
Total current liabilities	1,500	2,686

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,700 and 5,100,000 shares issued
and outstanding as of 12/31/08 and 12/31/07	5,849	5,849
Additional paid-in capital	42,686	41,186
(Deficit) accumulated during development stage	(48,659)	(26,661)
Total stockholders’ equity (deficit)	(124)	20,374

Total liabilities and stockholders’ equity (deficit)	$1,376	$23,060

The accompanying notes are an integral part of these financial statements.

F2

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Operations

	For the years ended		October 6, 2005
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Expenses:
Depreciation expense	428	36	464
Executive compensation	-	-	5,000
General and administrative expenses	21,540	16,350	43,105
Total expenses	21,968	16,386	48,569

(Loss) before provision for income taxes	(21,968)	(16,386)	(48,569)

Provision for income taxes	(30)	(30)	(90)

Net (loss)	$(21,998)	$(16,416)	$(48,659)

Weighted average number of
common shares outstanding - basic and fully diluted	5,848,707	5,202,282

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	5,100,000	5,100	5,000	(5,431)	4,669

Net (loss)
For the year ended
December 31, 2007	-	-	-	(4,814)	(4,814)

Balance, December 31, 2007	5,100,000	5,100	5,000	(10,245)	(145)

November 2008
Issued for cash	748,707	749	36,686	-	37,435

November 2008
Offering costs	-	-	(500)	-	(500)

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,416)	(16,416)

Balance, December 31, 2008	5,848,707	$5,849	$41,186	$(26,661)	$20,374

September 2009
Donated capital	-	-	1,500	-	1,500

Net (loss)
For the year ended
December 31, 2009	-	-	-	(21,998)	(21,998)

Balance, December 31, 2008	5,848,707	$5,849	$42,686	$(48,659)	$(124)

The accompanying notes are an integral part of these financial statements.

F4

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		October 6, 2005
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Cash flows from operating activities
Net (loss)	$(21,998)	$(16,416)	$(48,659)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Depreciation	428	36	464
Changes in operating assets and liabilities:
Decrease in accounts payable	(1,186)	1,946	1,000
Net cash (used) by operating activities	(22,756)	(14,434)	(42,195)

Cash flows from investing activities
Purchase of fixed assets	-	(1,284)	(1,284)
Net cash (used) by investing activities	-	(1,284)	(1,284)

Financing activities
Proceeds from note payable	-	500	500
Donated capital	1,500	-	1,600
Issuances of common stock	-	36,935	41,935
Net cash provided by financing activities	1,500	37,435	44,035

Net increase (decrease) in cash	(21,256)	21,717	556
Cash – beginning	21,812	95	-
Cash – ending	$556	$21,812	$556

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$90

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

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

The business of the Company is to sell specialty gift baskets to health care professionals, organizations and patients, and real estate agents and firms.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2009 and 2008.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2009 and 2008.

Loss per share
Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2009 and 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

F6

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

F7

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recently Issued Accounting Pronouncements (continued)
In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($48,659) for the period from October 6, 2005 (inception) to December 31, 2009, and had no sales.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $20,000 with a non-related third-party entity, the terms of which are discussed in Note 5 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

F8

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 4 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $48,659 and $26,661 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$14,598	$7,998
Valuation allowance	(14,598)	(7,998)
Total deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.

Note 5 – Debt and interest expense

On January 22, 2008, the Company issued an aggregate of $500 in debt securities to a related party.  The note bears no interest, is due on demand and contains no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As of December 31, 2009, $0 has been borrowed on this line of credit.

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

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $1,500.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

F8

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 7 – Warrants and options

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

In 2006, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $5,000.

In 2006, the Company issued 100,000 shares of its par value common stock to an affiliated shareholder in exchange for cash in the amount of $5,000.

In 2006, a shareholder, officer and director of the Company donated cash to the Company in the amount of $100.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Note 9 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 17, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

F9

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

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the audit of our financial statements as of December 31, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Stephanie Y Jones	36	President, CEO and Director

Matthew L. Jones	41	Secretary, Treasurer and Director

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

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 13834 W. Hoyt Road, Rathdrum, Idaho.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Stephanie Jones	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Matthew Jones	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer	2008	0	0	0	0	0	0	0	0

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Stephanie Y. Jones, President and CEO	5,000,000	98.04%

	All Directors and Officers as a group (1 person)	5,000,000	98.04%

Common	Nicole Jones(3)	100,000	1.96%

Notes:

1.	The address for Stephanie Y. Jones is c/o Excaliber Enterprises, Ltd., 13834 W. Hoyt Road, Rathdrum, ID 83858.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$5,000	$4,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$5,000	$4,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 11, 2007.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

By: /s/ Stephanie Y. Jones, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephanie Y. Jones	President, CEO and Director	March 17, 2010
Stephanie Y. Jones

/s/ Matthew L. Jones	Chief Financial Officer	March 17, 2010
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	March 17, 2010
Matthew L. Jones