Form 10-Q
period 2010-03-31
Excaliber Enterprises, Ltd.
filed 2010-05-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at May 12, 2010)

EXCALIBER ENTERPRISES, LTD.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Commission on March 17, 2010.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009

Assets

Cash	$3,544	$556
Total current assets	3,544	556

Fixed assets, net of accumulated depreciation of $571
and $464 as of 3/31/10 and 12/31/09, respectively	713	820

Total assets	$4,257	$1,376

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,655	$1,000
Note payable	30	-
Note payable – related party	500	500
Total current liabilities	4,185	1,500

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 3/31/10 and 12/31/09, respectively	5,849	5,849
Additional paid-in capital	45,686	42,686
(Deficit) accumulated during development stage	(51,463)	(48,659)
Total stockholders’ equity	72	(124)

Total liabilities and stockholders’ equity	$4,257	$1,376

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		October 6, 2005
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses:
Depreciation expense	107	107	571
Executive compensation	-	-	5,000
General and administrative expenses	2,667	17,082	45,772
Total expenses	2,774	17,189	51,343

(Loss) before provision for income taxes	(2,774)	(17,189)	(51,343)

Provision for income taxes	(30)	(30)	(120)

Net (loss)	$(2,804)	$(17,219)	$(51,463)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,848,707

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities
Net (loss)	$(2,804)	$(17,219)	$(51,463)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	107	107	571
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	2,655	(848)	3,655
Net cash (used) by operating activities	(42)	(17,960)	(42,237)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	30	-	30
Proceeds from note payable – related party	-	-	500
Donated capital	3,000	-	4,600
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	3,030	-	47,065

Net increase (decrease) in cash	2,988	(17,960)	3,544
Cash – beginning	556	21,812	-
Cash – ending	$3,544	$3,852	$3,544

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$120

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($51,463) for the period from October 6, 2005 (inception) to March 31, 2010, and had no sales.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $20,000 with a non-related third-party entity, the terms of which are discussed in Note 4 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Debt and interest expense

On January 22, 2008, the Company issued an aggregate of $500 in debt securities to a related party.  The note bears no interest, is due on demand and contains no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As of March 31, 2010, $0 has been borrowed on this line of credit.

On March 12, 2010, a non-related third-party entity loaned the Company $30.  The loan bears no interest and is due upon demand.

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

On March 4, 2010, an officer and director of the Company donated cash in the amount of $3,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of March 31, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On March 4, 2010, an officer and director of the Company donated cash in the amount of $3,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to March 31, 2010, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

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

During the three months ended March 31, 2010, total expenses were $2,774, consisting of depreciation expense of $107, related specifically to our computer equipment, and general and administrative costs in the amount of $2,667.  In the comparable three month period ended March 31, 2009, expenses were $17,189, comprised of $107 in depreciation expense and $17,082 of which was attributable to general and administrative expenses.

Since our inception, we have incurred aggregate operating expenses in the amount of $51,343, of which $571 is due to depreciation expense, $5,000 in executive compensation and general and administrative expenses in the amount of $45,772.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising as we pursue our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the three months ended March 31, 2010 and 2009, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to March 31, 2010, we recorded total provisions for income taxes of $120.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2010, our net loss totaled $2,804, compared to a net loss of $17,219 in the three month period ended March 31, 2009.  Since our inception, we have accumulated a deficit in the amount of $51,463.

Liquidity

Our management believes that our cash on hand as of March 31, 2010 in the amount of $3,544 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of March 31, 2010, we owed $3,655 in accounts payable to vendors and service providers.  We also owe a total of $530 in notes payable, of which $500 is owed to a related party and $30 to a non-related entity.  All notes payable bear no interest and are due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

In an effort to obtain working capital and funds in anticipation of pursuing our plan to establish our brand, which is set forth herein, on August 19, 2009, we entered into a Revolving Line of Credit with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As March 31, 2010, we have not drawn any funds on this line of credit and our balance owed is $0.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	May 12, 2010
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	May 12, 2010
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	May 12, 2010
Matthew L. Jones