Form 10-K/A
period 2009-12-31
Excaliber Enterprises, Ltd.
filed 2010-08-04
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if ay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by management’s performance of the evaluation of internal control over financial reporting identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented conform to GAAP.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Report on Internal Controls over Financial Reporting

To the Board of Directors of Excaliber Enterprises, Ltd.:

Management of Excaliber Enterprises, Ltd. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, the Company maintained ineffective internal control over financial reporting, as well as a material weakness.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Although we have not identified any material errors with our financial reporting, no assurances can be given that there are no such material errors existing.  We are continuously seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Excaliber Enterprises, Ltd.

/s/ Stephanie Y. Jones
Stephanie Y. Jones
Chief Executive Officer

/s/  Matthew L. Jones
Matthew L. Jones
Principal Financial Officer
Principal Accounting Officer

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

By: /s/ Stephanie Y. Jones, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephanie Y. Jones	President, CEO and Director	August 4, 2010
Stephanie Y. Jones

/s/ Matthew L. Jones	Chief Financial Officer	August 4, 2010
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	August 4, 2010
Matthew L. Jones