Form 10-Q
period 2010-06-30
Excaliber Enterprises, Ltd.
filed 2010-08-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at August 6, 2010)

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009

Assets

Cash	$1,889	$556
Total current assets	1,889	556

Fixed assets, net of accumulated depreciation of $678
and $464 as of 6/30/10 and 12/31/09, respectively	606	820

Total assets	$2,495	$1,376

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,000	$1,000
Note payable	30	-
Note payable – related party	500	500
Total current liabilities	1,530	1,500

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 6/30/10 and 12/31/09, respectively	5,849	5,849
Additional paid-in capital	48,686	42,686
(Deficit) accumulated during development stage	(53,570)	(48,659)
Total stockholders’ equity	965	(124)

Total liabilities and stockholders’ equity	$2,495	$1,376

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Six Months Ended		October 6, 2005
	June 30,		June 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	107	107	214	214	678
Executive compensation	-	-	-	-	5,000
General and administrative expenses	2,000	1,972	4,667	19,054	47,772
Total expenses	2,107	2,079	4,881	19,268	53,450

(Loss) before provision for income taxes	(2,107)	(2,079)	(4,881)	(19,268)	(53,450)

Provision for income taxes	-	-	(30)	(30)	(120)

Net (loss)	$(2,107)	$(2,079)	$(4,911)	$(19,298)	$(53,570)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,848,707	5,848,707	5,848,707

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the six months ended		October 6, 2005
	June 30,		(Inception) to
	2010	2009	June 30, 2010
Cash flows from operating activities
Net (loss)	$(4,911)	$(19,298)	$(53,570)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	214	214	678
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	(1,186)	1,000
Net cash (used) by operating activities	(4,697)	(20,270)	(46,892)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	30	-	30
Proceeds from note payable – related party	-	-	500
Donated capital	6,000	-	4,600
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	6,030	-	50,065

Net increase (decrease) in cash	1,333	(20,270)	1,889
Cash – beginning	556	21,812	-
Cash – ending	$1,889	$1,542	$1,889

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$120

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($53,570) for the period from October 6, 2005 (inception) to June 30, 2010, and had no sales.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As of June 30, 2010, $0 has been borrowed on this line of credit.

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

On April 27, 2010, an officer and director of the Company donated cash in the amount of $3,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of June 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On April 27, 2010, an officer and director of the Company donated cash in the amount of $3,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to June 30, 2010, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

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

During the three months ended June 30, 2010, total expenses were $2,107, consisting of depreciation expense of $107, related specifically to our computer equipment, and general and administrative costs in the amount of $2,000.  In the comparable three month period ended June 30, 2009, expenses were $2,079, comprised of $107 in depreciation expense and $1,972 of which was attributable to general and administrative expenses.  Our management believes this level of expenditures represents the minimum ongoing quarterly cost of operations.

In the six month period ended June 30, 2010, we recorded total expenses of $4,881, made up of $214 in depreciation expense and $4,667 in general and administrative costs.  Comparatively, total expenses were $19,268 in the six months ended June 30, 2009, of which $214 was attributable to depreciation expense and $19,054 to general and administrative expenses.

Since our inception, we have incurred aggregate operating expenses in the amount of $53,570, of which $678 is due to depreciation expense, $5,000 in executive compensation and general and administrative expenses in the amount of $47,772.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising as we pursue our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the six months ended June 30, 2010 and 2009, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to June 30, 2010, we recorded total provisions for income taxes of $120.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended June 30, 2010, our net loss totaled $2,107, compared to a net loss of $2,079 in the three month period ended June 30, 2009.  During the six months ended June 30, 2010 and 2009, we incurred net losses of $4,911 and $19,298, respectively.  Since our inception, we have accumulated a deficit in the amount of $53,570.

Liquidity

Our management believes that our cash on hand as of June 30, 2010 in the amount of $1,889 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of June 30, 2010, we owed $1,000 in accounts payable to vendors and service providers.  We also owe a total of $530 in notes payable, of which $500 is owed to a related party and $30 to a non-related entity.  All notes payable bear no interest and are due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

In an effort to obtain working capital and funds in anticipation of pursuing our plan to establish our brand, which is set forth herein, on August 19, 2009, we entered into a Revolving Line of Credit with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on September 1, 2010.  As June 30, 2010, we have not drawn any funds on this line of credit and our balance owed is $0.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	August 6, 2010
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	August 6, 2010
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	August 6, 2010
Matthew L. Jones