Form 10-Q
period 2010-09-30
Excaliber Enterprises, Ltd.
filed 2010-11-15
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at November 15, 2010)

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

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets

Cash	$2,262	$556
Total current assets	2,262	556

Fixed assets, net of accumulated depreciation of $785
and $464 as of 9/30/10 and 12/31/09, respectively	499	820

Total assets	$2,761	$1,376

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,889	$1,000
Note payable	30	-
Note payable – related party	500	500
Total current liabilities	3,419	1,500

Stockholders’ (deficit)
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding
as of 9/30/10 and 12/31/09, respectively	5,849	5,849
Additional paid-in capital	49,186	42,686
(Deficit) accumulated during development stage	(55,693)	(48,659)
Total stockholders’ (deficit)	(658)	(124)

Total liabilities and stockholders’ (deficit)	$2,761	$1,376

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		October 6, 2005
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	107	107	321	321	785
Executive compensation	127	-	127	-	5,127
General and administrative expenses	1,889	1,186	6,556	20,240	49,661
Total expenses	2,123	1,293	7,004	20,561	55,573

(Loss) before provision for income taxes	(2,123)	(1,293)	(7,004)	(20,561)	(55,573)

Provision for income taxes	-	-	(30)	(30)	(120)

Net (loss)	$(2,123)	$(1,293)	$(7,034)	$(20,591)	$(55,693)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,848,707	5,848,707	5,848,707

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		October 6, 2005
	September 30,		(Inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities
Net (loss)	$(7,034)	$(20,591)	$(55,693)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	321	321	785
Changes in operating assets and liabilities:
Increase in accounts payable	1,889	-	2,889
Net cash (used) by operating activities	(4,824)	(20,270)	(47,019)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	30	-	30
Proceeds from note payable – related party	-	-	500
Donated capital	6,500	1,500	8,100
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	6,530	1,500	50,565

Net increase (decrease) in cash	1,706	(18,770)	2,262
Cash – beginning	556	21,812	-
Cash – ending	$2,262	$3,042	$2,262

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$120

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($55,693) for the period from October 6, 2005 (inception) to September 30, 2010, and had no sales.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $20,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  As of September 30, 2010, $0 has been borrowed on this line of credit.  As of September 30, 2010, the Line of Credit has expired and has not been renewed.

On March 12, 2010, a non-related third-party entity loaned the Company $30.  The loan bears no interest and is due upon demand.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Stockholders’ equity

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the nine month periods ended September 30, 2010 and 2009, an officer and director of the Company donated cash in the amount of $6,500 and $1,500, respectively.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

As of September 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

Through September 30, 2010, an officer and director of the Company donated cash in the amount of $8,100.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

On August 7, 2010, the Company paid an officer and director $127 in executive compensation for services rendered.

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

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to September 30, 2010, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

Operating Expenses

We incur operating expenses composed primarily of depreciation, executive compensation and general and administrative costs.  We recognize depreciation expense on our computer equipment.  Executive compensation is related primarily to the issuance of 5,000,000 shares of common stock to Stephanie Jones, an officer and director, for services rendered in June 2006.  General and administrative expenses are essentially the cost of doing business, and include: licenses; general office expenses and supplies; bank charges; website costs; and professional fees such as accounting, legal and other various business consulting fees.

During the three months ended September 30, 2010, total expenses were $2,123, consisting of depreciation expense of $107, related specifically to our computer equipment, $127 paid to an officer and director for executive compensation and general and administrative costs in the amount of $1,889.  In the comparable three month period ended September 30, 2009, expenses were $1,293, comprised of $107 in depreciation expense and $1,186 of which was attributable to general and administrative expenses.  Our management believes this level of expenditures represents the minimum ongoing quarterly cost of operations.

In the nine month period ended September 30, 2010, we recorded total expenses of $7,004, made up of $321 in depreciation expense, $127 in executive compensation and $6,556 in general and administrative costs.  Comparatively, total expenses were $20,561 in the nine months ended September 30, 2009, of which $321 was attributable to depreciation expense and $20,240 to general and administrative expenses.

Since our inception, we have incurred aggregate operating expenses in the amount of $55,573, of which $785 is due to depreciation expense, $5,127 in executive compensation and general and administrative expenses in the amount of $49,661.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising as we pursue our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the nine months ended September 30, 2010 and 2009, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to September 30, 2010, we recorded total provisions for income taxes of $120.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended September 30, 2010, our net loss totaled $2,123, compared to a net loss of $1,293 in the three month period ended September 30, 2009.  During the nine months ended September 30, 2010 and 2009, we incurred net losses of $7,034 and $20,591, respectively.  Since our inception, we have accumulated a deficit in the amount of $55,693.

Liquidity

Our management believes that our cash on hand as of September 30, 2010 in the amount of $2,262 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of September 30, 2010, we owed $2,889 in accounts payable to vendors and service providers.  We also owe a total of $530 in notes payable, of which $500 is owed to a related party and $30 to a non-related entity.  All notes payable bear no interest and are due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

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

We are currently evaluating our options to raise capital to finance our business strategy.  We estimate that we require at least $16,000 in funds to execute the following steps:

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	November 15, 2010
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	November 15, 2010
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	November 15, 2010
Matthew L. Jones