Form 10-K
period 2010-12-31
Excaliber Enterprises, Ltd.
filed 2011-03-31
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 000-54014

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

_________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $37,435 as of June 30, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2011 was 5,848,707.

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
For the year ended December 31, 2010

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

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

We have yet to commence our planned merchandising operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholders, officers and directors of Excaliber Enterprises control the majority of our issued and outstanding common stock.

Stephanie Jones, an executive officer, employee and director, beneficially owns 85% of our issued and outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

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

Operating Expenses

During the year ended December 31, 2010, total expenses were $8,946, consisting of depreciation expense of $428, related specifically to our computer equipment, executive compensation of $128 and general and administrative costs in the amount of $8,390.  General and administrative expense was comprised primarily of $1,389 in professional fees and $6,825 in accounting fees.  In the comparable year ended December 31, 2009, expenses were $21,968, of which $428 was attributable to depreciation expense and $21,540 in general and administrative expenses.  During this period, general and administrative expenses included $16,345 in professional fees and $5,000 in accounting fees.

Since our inception, we have incurred aggregate operating expenses in the amount of $57,515, of which $892 is due to depreciation expense, $5,128 in executive compensation and general and administrative expenses in the amount of $51,495.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the years ended December 31, 2010 and 2009, we recorded a provision for income taxes of $30 and $30, respectively.  Since our inception to December 31, 2010, we recorded total provisions for income taxes of $120.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the year ended December 31, 2010, our net loss totaled $8,976, compared to a net loss of $21,998 in the year ended December 31, 2009.  Since our inception, we have accumulated a deficit in the amount of $57,635.

Liquidity

Our management believes that our cash on hand as of December 31, 2010 in the amount of $1,808 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of December 31, 2010, we owed $2,670 in accounts payable to vendors and service providers.  Additionally, we have notes payable of $530, of which $500 is owed to a related party and $30 to a non-related third party entity.  Both notes bear no interest and are due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

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

We are currently evaluating our options to raise capital to finance our business strategy.  We estimate that we require at least $30,000 in funds to execute the following steps:

Improve our website:  We have a website located at www.ExcaliberStore.com to serve as our primary method of attracting customers and generating sales.  The website is merely functional without e-commerce capability at this time.  We are in the process of improving our website through adding e-commerce functionality and improving the user interface.  There are options we are evaluating in terms of software for and outsourcing the processing of payments.  We have budgeted up to $10,000 to the redesign of our site and for the purchase of software.

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

Implement marketing and advertising:  Once we determine our approach to e-commerce, we will implement a web advertising campaign using services provided by Google, Bing and Yahoo.  The amount we budget to undertake web advertising activities will depend substantially upon whether we invest in developing an e-commerce website or enter into partnerships with other websites.  At this time, we anticipate requiring up to $20,000 pursuing a web advertising program.

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

The following documents (pages F-1 to F-10) form part of the report on the Financial Statements

Excaliber Enterprises, Ltd.
(A Development Stage Company)
Audited Financial Statements

WEAVER & MARTIN

To the Board of Directors and Stockholders
Excaliber Enterprises, Ltd.
Rathdrum, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Excaliber Enterprises, Ltd. (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the period of October 6, 2005 (Inception) to December 31, 2010.  Excaliber Enterprises, Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excaliber Enterprises, Ltd. as of December 31, 2010 and 2009 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and the period of October 6, 2005 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC
Kansas City, Missouri
March 31, 2011

F1

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
Assets

Current assets:
Cash	$1,808	$556
Total current assets	1,808	556

Fixed assets, net of accumulated depreciation of $892
and $464 as of 12/31/10 and 12/31/09, respectively	392	820

Total assets	$2,200	$1,376

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,670	$1,000
Notes payable	30	-
Notes payable – related party	500	500
Total current liabilities	3,200	1,500

Stockholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 and 5,848,707 shares issued
and outstanding as of 12/31/10 and 12/31/09	5,849	5,849
Additional paid-in capital	50,786	42,686
Deficit accumulated during development stage	(57,635)	(48,659)
Total stockholders’ deficit	(1,000)	(124)

Total liabilities and stockholders’ deficit	$2,200	$1,376

The accompanying notes are an integral part of these financial statements.

F2

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Operations

	For the years ended		October 6, 2005
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$-

Expenses:
Depreciation expense	428	428	892
Executive compensation	128	-	5,128
General and administrative expenses	8,390	21,540	51,495
Total expenses	8,946	21,968	57,515

(Loss) before provision for income taxes	(8,946)	(21,968)	(57,515)

Provision for income taxes	(30)	(30)	(120)

Net (loss)	$(8,976)	$(21,998)	$(57,635)

Weighted average number of
common shares outstanding - basic and fully diluted	5,848,707	5,848,707

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statement of Stockholders’ Deficit

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	5,100,000	5,100	5,000	(5,431)	4,669

Net (loss)
For the year ended
December 31, 2007	-	-	-	(4,814)	(4,814)

Balance, December 31, 2007	5,100,000	5,100	5,000	(10,245)	(145)

November 2008
Issued for cash	748,707	749	36,686	-	37,435

November 2008
Offering costs	-	-	(500)	-	(500)

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,416)	(16,416)

Balance, December 31, 2008	5,848,707	5,849	41,186	(26,661)	20,374

September 2009
Donated capital	-	-	1,500	-	1,500

Net (loss)
For the year ended
December 31, 2009	-	-	-	(21,998)	(21,998)

Balance, December 31, 2009	5,848,707	5,849	42,686	(48,659)	(124)

March 2010
Donated capital	-	-	3,000	-	3,000

April 2010
Donated capital	-	-	3,000	-	3,000

July 2010
Donated capital	-	-	500	-	500

November 2010
Donated capital	-	-	1,600	-	1,600

Net (loss)
For the year ended
December 31, 2010	-	-	-	(8,976)	(8,976)

Balance, December 31, 2010	5,848,707	$5,849	$50,786	$(57,635)	$(1,000)

The accompanying notes are an integral part of these financial statements.

F4

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		October 6, 2005
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Cash flows from operating activities
Net (loss)	$(8,976)	$(21,998)	$(57,635)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Depreciation	428	428	892
Changes in operating assets and liabilities:
(Increase) Decrease in accounts payable	1,670	(1,186)	2,760
Net cash (used) by operating activities	(6,878)	(22,756)	(49,073)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Financing activities
Proceeds from note payable – related party	-	-	500
Proceeds from note payable	30	-	30
Donated capital	8,100	1,500	9,700
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	8,130	1,500	52,165

Net increase (decrease) in cash	1,252	(21,256)	1,808
Cash at beginning of year	556	21,812	-
Cash at end of year	$1,808	$556	$1,808

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$30	$30	$120

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Property and equipment
Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment                                           5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Depreciation expense for the years ended December 31, 2010 and 2009 totaled $428 and $428, respectively.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 9 for further details.

F6

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Advertising and marketing costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2010 and 2009, there was $0 and $0 in advertising and marketing costs, respectively.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the twelve months ended December 31, 2010 and 2009, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

Stock-Based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recently Issued Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Year end
The Company has adopted December 31 as its fiscal year end.

F7

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($57,635) for the period from October 6, 2005 (inception) to December 31, 2010, and had no sales.

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

Note 4 – Fixed assets

Fixed assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Computer equipment	$1,284	$1,284

Accumulated depreciation	(892)	(464)
	$392	$820

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $428 and $428, respectively.

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

During the years ended December 31, 2010 and 2009, an officer and director of the Company donated cash in the amount of $8,100 and $1,500, respectively.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

As of December 31, 2010, there have been no other issuances of common stock.

F8

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 7 – Warrants and options

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Through December 31, 2010, an officer and director of the Company donated cash in the amount of $9,700.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

On August 7, 2010, the Company paid an officer and director $128 in executive compensation for services rendered.

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

Note 9 – Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,808	$-	$-	$1,808
Accounts payable	-	2,670	-	2,670
Notes payable	-	530	-	530

F9

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Notes to Financial Statements

Note 9 – Fair Value Measurements (continued)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$556	$-	$-	$556
Accounts payable	-	1,000	-	1,000
Notes payable	-	500	-	500

Note 10 – Income Taxes

We are subject to United States income taxes.  To date, we have accumulated losses of $57,635, and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31,:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$(3,052)	$(7,479)
Change in deferred tax valuation allowance	3,052	7,479
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows as of December 31,:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$19,596	$16,544
Less: Valuation allowance	(19,596)	(16,544)
Net deferred tax asset	- -	-

At December 31, 2010, we had an unused NOL carryover of approximating $57,635 that is available to offset future taxable income.

Note 11 – Subsequent Events

On February 24, 2011, an officer and director of the Company donated cash in the amount of $6,000.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

The Company’s Management has reviewed all other material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2010, the Company maintained ineffective internal control over financial reporting, as well as a material weakness.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Although we have not identified any material errors with our financial reporting, no assurances can be given that there are no such material errors existing.  We are continuously seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Stephanie Y Jones	37	President, CEO and Director

Matthew L. Jones	42	Secretary, Treasurer and Director

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Stephanie Jones	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Matthew Jones	2010	0	128	0	0	0	0	0	128
Secretary/Treasurer	2009	0	0	0	0	0	0	0	0

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Stephanie Y. Jones, President and CEO	5,000,000	85.49%

	All Directors and Officers as a group (1 person)	5,000,000	85.49%

Common	Nicole Jones(3)	100,000	1.71%

Notes:

1.	The address for Stephanie Y. Jones is c/o Excaliber Enterprises, Ltd., 13834 W. Hoyt Road, Rathdrum, ID 83858.

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

Through December 31, 2010, an officer and director of the Company donated cash in the amount of $9,700.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

On August 7, 2010, the Company paid an officer and director $128 in executive compensation for services rendered.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Jones, our directors and officers.

Director Independence

The Board of Directors has concluded that our directors, Stephanie Jones and Matthew Jones, are not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$6,500	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,500	$5,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 11, 2007.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

By: /s/ Stephanie Y. Jones, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephanie Y. Jones	President, CEO and Director	March 31, 2011
Stephanie Y. Jones

/s/ Matthew L. Jones	Chief Financial Officer	March 31, 2011
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	March 31, 2011
Matthew L. Jones