Form 10-Q
period 2011-03-31
Excaliber Enterprises, Ltd.
filed 2011-04-26
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

__________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,848,707 shares
(Class)	(Outstanding as at April 26, 2011)

EXCALIBER ENTERPRISES, LTD.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Commission on March 31, 2011.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)

Assets

Cash	$6,120	$1,808
Total current assets	6,120	1,808

Fixed assets, net of accumulated depreciation of $999
and $892 as of 3/31/2011 and 12/31/10, respectively	285	392

Total assets	$6,405	$2,200

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$6,200	$2,670
Note payable	30	30
Note payable – related party	500	500
Total current liabilities	6,730	3,200

Stockholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares
authorized, 5,848,707 shares issued and outstanding	5,849	5,849
Additional paid-in capital	56,786	50,786
Deficit accumulated during development stage	(62,960)	(57,635)
Total stockholders’ deficit	(325)	(1,000)

Total liabilities and stockholders’ deficit	$6,405	$2,200

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Expenses:
Depreciation expense	107	107	999
Executive compensation	-	-	5,128
General and administrative expenses	5,218	2,667	56,713
Total expenses	5,325	2,774	62,840

(Loss) before provision for income taxes	(5,325)	(2,774)	(62,840)

Provision for income taxes	-	(30)	(120)

Net (loss)	$(5,325)	$(2,804)	$(62,960)

Weighted average number of
common shares outstanding – basic and fully diluted	5,848,707	5,848,707

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Excaliber Enterprises, Ltd.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		October 6, 2005
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net (loss)	$(5,325)	$(2,804)	$(62,960)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	5,000
Depreciation	107	107	999
Changes in operating assets and liabilities:
Decrease in accounts payable	3,530	2,655	6,200
Net cash (used) by operating activities	(1,688)	(42)	(50,761)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,284)
Net cash (used) by investing activities	-	-	(1,284)

Cash flows from financing activities
Proceeds from note payable	-	30	30
Proceeds from note payable – related party	-	-	500
Donated capital	6,000	3,000	15,700
Issuances of common stock	-	-	41,935
Net cash provided by financing activities	6,000	3,030	58,165

Net increase in cash	4,312	2,988	6,120
Cash – beginning	1,808	556	-
Cash – ending	$6,120	$3,544	$6,120

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$30	$120

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$5,000
Number of shares issued for executive compensation	-	-	5,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($62,960) for the period from October 6, 2005 (inception) to March 31, 2011, and had no sales.

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

During the three month periods ended March 31, 2011 and 2010, an officer and director of the Company donated cash in the amount of $6,000 and $3,000, respectively.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

As of March 31, 2011, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

Through March 31, 2011, an officer and director of the Company donated cash in the amount of $15,700.  All funds were donated, are not expected to be repaid and are considered to be additional paid-in capital.

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

Management’s Discussion and Results of Operation

We were incorporated in the State of Nevada on October 6, 2005.  Since our inception on October 6, 2005 to March 31, 2011, we did not generate any revenues and have incurred various general and administrative costs related to the costs of start-up operations and the execution of our business.  In prior periods, the state of the economy has impeded our ability to develop our operations.  However, our officers and directors have received informal interest in our gift baskets from prior personal contacts.  As a result, we are in the process of rethinking our operational approach, infrastructure and financing requirements.

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

During the three months ended March 31, 2011, total expenses were $5,325, consisting of depreciation expense of $107, related specifically to our computer equipment and general and administrative costs in the amount of $5,218.  In the comparable three month period ended March 31, 2010, expenses were $2,774, comprised of $107 in depreciation expense and $2,667 of which was attributable to general and administrative expenses.  Our management believes this level of expenditures represents the minimum ongoing quarterly cost of operations.

Since our inception, we have incurred aggregate operating expenses in the amount of $62,960, of which $999 is due to depreciation expense, $5,128 in executive compensation and general and administrative expenses in the amount of $56,713.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future.  Although we cannot estimate the extent of these costs, we do anticipate expenses rising as we pursue our business objectives.

Provision of Income Taxes

Although we are incorporated in the State of Nevada, we do business in the State of Idaho, which charges a minimum tax payable for $30.  In the three months ended March 31, 2011 and 2010, we recorded a provision for income taxes of $0 and $30, respectively.  Since our inception to March 31, 2011, we recorded total provisions for income taxes of $120.

Net Loss

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2011, our net loss totaled $5,325, compared to a net loss of $2,804 in the three month period ended March 31, 2010.  Since our inception, we have accumulated a deficit in the amount of $62,960.

Liquidity

Our management believes that our cash on hand as of March 31, 2011 in the amount of $6,120 is not sufficient to maintain our current minimal level of operations and to execute our planned objectives for the next approximately 12 months.  As of March 31, 2011, we owed $6,200 in accounts payable to vendors and service providers.  We also owe a total of $530 in notes payable, of which $500 is owed to a related party and $30 to a non-related entity.  All notes payable bear no interest and are due on demand.  We may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011 our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

EXCALIBER ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Stephanie Y. Jones	President and	April 26, 2011
Stephanie Y. Jones	Chief Executive Officer

/s/ Matthew L. Jones	Chief Financial Officer	April 26, 2011
Matthew L. Jones

/s/ Matthew L. Jones	Chief Accounting Officer	April 26, 2011
Matthew L. Jones