Form 10-Q
period 2011-06-30
VistaGen Therapeutics, Inc.
filed 2011-08-22
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 000-54014

VistaGen Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

384 Oyster Point Boulevard, No. 8
South San Francisco, CA 94080
(Address of principal executive offices including zip code)

(650) 244-9997
(Registrant’s telephone number, including area code)

Excaliber Enterprises, Ltd.
(Former name, former address, or formal fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 22, 2011, 15,241,904 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$942,075	$139,343
Unbilled contract payments receivable	148,528	42,216
Prepaid expenses	485,793	23,251
Total current assets	1,576,396	204,810
Property and equipment, net	76,963	87,728
Security deposits and other assets	31,144	31,144
Total assets	$1,684,503	$323,682

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$943,243	$1,767,085
Accrued expenses	445,377	1,421,906
Notes payable and accrued interest	508,462	160,921
Notes payable and accrued interest to related parties	91,570	50,361
Put option and note term extension option liabilities	-	90,749
Capital lease obligations	27,433	30,141
Non-interest bearing promissory notes, net, including $525,000 to related parties	-	1,105,730
Deferred revenues	39,388	78,777
Convertible promissory notes, including $947,368 to related parties at March 31, 2011- current portion	2,801,350	4,809,183
Accrued interest on convertible promissory notes	686,548	1,310,833
Total current liabilities	5,543,371	10,825,686
Non-current liabilities:
Notes payable and accrued interest	2,938,489	2,106,232
Notes payable and accrued interest to related parties	210,954	210,788
Convertible promissory notes, net of current portion	-	3,325,989
Accrued interest on convertible promissory notes	-	585,437
Accrued officers’ compensation	56,986	56,986
Capital lease obligations	359	4,517
Accounts payable	-	1,140,646
Warrant liability	-	417,054
Total non-current liabilities	3,206,788	7,847,649
Total liabilities	8,750,159	18,673,335
Commitments and contingencies
Preferred stock, no par value; no shares authorized at June 30, 2011; 20,000,000 shares authorized at March 31, 2011; no shares issued and outstanding at June 30, 2011; 2,884,655 shares issued and outstanding at March 31, 2011	-	14,534,811
Stockholders’ deficit:
Common stock, $0.001 par value; 400,000,000 shares authorized; 15,241,904 and 5,241,110 shares outstanding at June 30, 2011 and March 31, 2011, respectively	15,242	5,241
Additional paid-in capital	38,403,156	9,867,355
Notes receivable from sale of common stock to others at June 30, 2011 and to related parties upon exercise of options and warrants at March, 31, 2011	(500,000)	(184,083)
Deficit accumulated during development stage	(44,984,054)	(42,572,977)
Total stockholders’ deficit	(7,065,656)	(32,884,464)
Total liabilities, preferred stock and stockholders’ deficit	$1,684,503	$323,682

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Period From May 26, 1998 (Inception) Through June 30,	Three Months Ended June 30,
	2011	2011	2010
Revenues:
Grant revenue	$11,975,169	$554,616	$733,921
Collaboration revenue	2,283,618	-	-
Other	1,123,494	-	-
Total revenues	15,382,281	554,616	733,921
Operating expenses:
Research and development	21,764,157	1,027,889	674,782
Acquired in-process research and development	7,523,179	-	-
General and administrative	23,248,086	1,126,608	520,108
Total operating expenses	52,535,422	2,154,497	1,194,890
Loss from operations	(37,153,141)	(1,599,881)	(460,969)
Other expenses, net:
Interest expense, net	(8,279,905)	(731,612)	(530,840)
Change in put and note extension option and warrant liabilities	418,478	(77,984)	10,182
Other income	47,323	-	-
Loss before income taxes	(44,967,245)	(2,409,477)	(981,627)
Income taxes	(16,809)	(1,600)	-
Net loss	$(44,984,054)	$(2,411,077)	$(981,627)

Basic and diluted net loss per common share		$(0.22)	$(0.19)
Weighted average shares used in computing basic and diluted net loss per common share		10,774,704	5,240,110

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period From May 26, 1998 (Inception) Through June 30,	Three Months Ended June 30,
	2011	2011	2010
Cash flows from operating activities:
Net loss	$(44,984,054)	$(2,411,077)	$(981,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,853	10,765	10,030
Acquired in-process research and development	7,523,179	-	-
Amortization of imputed discount on non-interest bearing notes	45,000	-	-
Amortization of discounts on 7%, 7.5% and 10% notes	217,645	15,647	32,300
Amortization of discounts on Platinum Notes	3,023,970	384,281	241,285
Amortization of discounts on August 2010 Short-Term Notes	571,813	14,270	-
Change in put and note term extension option and warrant liabilities	(418,568)	77,894	(10,182)
Stock-based compensation	3,202,773	439,744	408,075
Fair value of Series C preferred stock, common stock, and warrants granted for services	1,056,642	131,250	-
Consulting services by related parties settled by issuing promissory notes	44,573	-	-
Gain on sale of assets	(16,748)	-	-
Changes in operating assets and liabilities:
Unbilled contract payments receivable	(148,528)	(106,312)	(197,032)
Prepaid expenses and other current assets	(190,189)	(187,541)	(526,456)
Security deposits and other assets	(31,144)	-	1,500
Accounts payable and accrued expenses	14,326,184	583,943	661,962
Deferred revenues	39,388	(39,389)	34,825
Net cash used in operating activities	(15,029,211)	(1,086,525)	(325,320)

Cash flows from investing activities:
Purchases of equipment, net	(648,386)	-	(5,461)
Net cash used in investing activities	(648,386)	-	(5,461)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	2,337,998	2,217,194	-
Net proceeds from issuance of preferred stock and warrants	4,198,571	-	-
Proceeds from issuance of notes under line of credit	200,000	-	-
Proceeds from issuance of 7% note payable to Founding stockholder	90,000	-	-
Net proceeds from issuance of 7% convertible notes	575,000	-	-
Net proceeds from issuance of 10% convertible notes and warrants	1,655,000	-	-
Net proceeds from issuance of Platinum Notes and warrants	3,700,000	-	-
Net proceeds from issuance of 2008/2010 Notes and warrants	2,971,815	-	265,000
Net proceeds from issuance of 2006/2007 Notes and warrants	1,025,000	-	-
Proceeds from issuance of 7% notes payable	55,000	-	-
Net proceeds from issuance of August 2010 Short-Term Notes and warrants	800,000	-	-
Repayment of capital lease obligations	(92,891)	(6,865)	(6,465)
Repayment of notes	(895,821)	(321,072)	(31,284)
Net cash provided by financing activities	16,619,672	1,889,257	227,251

Net increase (decrease) in cash	942,075	802,732	(103,530)
Cash at beginning of period	-	139,343	200,981
Cash at end of period	$942,075	$942,075	$97,451

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  History and Organization

Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005.

On May 11, 2011, Excaliber acquired all outstanding shares of common stock of VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”), for 6,836,452 shares of Excaliber common stock (“Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue shares of common stock in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of common stock outstanding at the date of the Merger.  The 6,836,452 shares of Excaliber common stock issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen became the business of Excaliber. After the Merger:

•	Shawn K. Singh. J.D., Jon S. Saxe, H. Ralph Snodgrass, Ph.D., Gregory A. Bonfiglio, J.D., and Brian J. Underdown, Ph.D. were appointed as directors of Excaliber,
•	Stephanie Y. Jones and Matthew L. Jones resigned as officers and directors of Excaliber,
•	The following persons were appointed as officers of Excaliber:
•	Shawn K. Singh, J.D., Chief Executive Officer;
•	H. Ralph Snodgrass, Ph.D., President and Chief Scientific Officer; and
•	A. Franklin Rice, MBA, Chief Financial Officer and Secretary;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
•	Excaliber’s directors approved an increase in the shares of common stock that Excaliber is authorized to issue from 200 million to 400 million shares;
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer in connection with the Merger.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. VistaGen was incorporated in California on May 26, 1998 (inception date). The financial statements in this report represent the activity of VistaGen (the California corporation) from May 26, 1998, and the consolidated activity of VistaGen (the California corporation) and Excaliber from May 11, 2011 (the date of the Merger). The consolidated financial statements also include the accounts of VistaGen’s wholly-owned subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Description of VistaGen’s Business

VistaGen is a biotechnology company focused on using proprietary pluripotent stem cell technology for drug rescue and cell therapy. The Company’s stem cell technology platform, Human Clinical Trials in a Test TubeTM, is based on directed differentiation (development) of stem cells into multiple types of mature cells.  With mature heart cells produced from stem cells, the Company has developed CardioSafe3DTM, a 3D bioassay (screening) system.  The Company believes CardioSafe 3DTM is capable of predicting the cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are tested in humans. The Company also anticipates expanding its drug rescue capabilities by introducing LiverSafe 3DTM, a human liver cell-based toxicity and metabolism bioassay system.  The Company's immediate goal is leveraging CardioSafe 3DTM to generate and monetize a pipeline of small molecule drug candidates through drug rescue collaborations.  The Company’s lead small molecule, AV-101, is in Phase 1 clinical development for treatment of neuropathic pain.

In parallel with its drug rescue activities, the Company intends to also advance pilot preclinical development of cell therapy programs focused on heart, liver and cartilage repair, as well as autologous bone marrow transplantation.  Each of these pilot preclinical cell therapy programs is based on the propriety differentiation and production capabilities of the Company's  Human Clinical Trials in a Test TubeTM platform.

The Company is in the development stage and since inception it has devoted substantially all its time and efforts to stem cell research and stem-cell based bioassay development, small molecule drug development, raising capital, creating, protecting and patenting intellectual property, and recruiting personnel.

2011 Private Placement

On May 11, 2011, and immediately preceding the closing of the Merger, VistaGen sold 2,216,106 Units in a private placement for proceeds of $3,878,197, including $2,369,194 paid in cash, a $500,000 short-term note receivable due on September 6, 2011, cancellation of $840,000 of short-term notes maturing on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable (“2011 Private Placement”).  The Units were sold for $1.75 per Unit and consisted of one share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen common stock at an exercise price of $2.50 per share.  Warrants to purchase a total of 554,013 shares of VistaGen common stock were issued to the purchasers of the Units.  Concurrently, VistaGen issued to its placement agent three-year warrants to purchase 114,284 shares of its common stock at $2.50 per share, and agreed to pay $200,000 in placement agent fees, $150,000 of which amount was paid on May 11, 2011.

Conversion of Convertible Promissory Notes

On May 11, 2011, concurrent with the Merger, holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling aggregate principal and interest of $6,174,793 into 3,528,404 Units.  These Units were the same as the Units issued in the 2011 Private Placement.

Conversion of Preferred Stock

On May 11, 2011, concurrent with the Merger, all holders of VistaGen preferred stock converted their 2,884,655 shares of preferred stock into 2,884,655 shares of VistaGen common stock.

2.  Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at March 31, 2011 has been derived from the Company's audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The operating results for the three months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its report on Form 8-K/A for the fiscal year ended March 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”) on August 12, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through June 30, 2011, the Company has a deficit accumulated during development stage of $44,984,054. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At June 30, 2011, the Company had $942,075 in cash. The Company believes such cash will not enable it to fund its operations through the next twelve months. The Company anticipates that its cash expenditures during the next twelve months will be approximately $6 million and it expects to meet its cash needs and fund its working capital requirements through a combination of private placements of its securities, which may include both debt and equity securities, strategic collaborations and government grant awards. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or may not be able to continue as a going concern entity. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, stock-based compensation, and assumptions used to value the put option, note term extension option and warrant liabilities.

Revenue Recognition

The Company generates revenue principally from collaborative research and development arrangements, license agreements, and government grants. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.  The applicable revenue recognition criteria are then applied to each of the units.

The Company recognizes revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•
Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred until it is delivered. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if the Company has continuing performance obligations and has no evidence of the fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments related to substantive, performance-based milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

•
Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees and/or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the continuing research and development efforts. Otherwise, revenue is recognized over the period of the Company’s continuing involvement.

•
Government grants, which support the Company’s research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s lead drug development candidate, and costs related to application and prosecution of patents related to the Company’s stem cell technology and AV-101. All such costs are charged to expense as incurred.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based awards to employees in its financial statements based on their grant date fair value. Stock-based compensation expense is recognized over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. The Company has no awards with market or performance conditions. For equity awards to non-employees, the Company re-measures the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

The Company recorded non-cash, stock-based compensation costs of $439,744 and $408,075 for the three-month periods ended June 30, 2011 and 2010, respectively.  The Company granted options to purchase 800,000 shares of the Company’s common stock at an exercise price of $1.75 per share to its employees and certain scientific and business consultants of the Company, including members of the Company's Board of Directors and Scientific Advisory Board during the three months ended June 30, 2011.  No options were granted by the Company during the three months ended June 30, 2010.

Comprehensive Loss

There are no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to net loss for the periods presented.

Loss per Common Share

Basic loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded from the computation in loss periods, as their effect would be antidilutive.

Potentially dilutive securities excluded from diluted net loss per common share are as follows:

	Three months ended June 30,
	2011	2010
	Number of	Number of
	Potentially	Potentially
	Dilutive Shares	Dilutive Shares

All series of Preferred Stock issued and outstanding	-	2,884,655
Outstanding options under 2008 and 1999 Stock Incentive Plans and 1998 Scientific Advisory Board Stock Incentive Plan	4,719,153	3,949,153
Outstanding warrants to purchase common stock	6,540,314	1,873,598
Total	11,259,467	8,707,406

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”), Revenue Recognition – Milestone Method, which provides new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods.  The adoption of this guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) (prior authoritative literature: EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25, Multiple-Element Arrangements (formerly included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASC 605-25 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under ASC 605-25, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

4.  Fair Value Measurements

The Company follows the principles of fair value accounting as they relate to its financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than an entry price which represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs (i.e., inputs that reflect the reporting entity’s assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific financial instrument, then the Company estimates fair value by using pricing models, quoted prices of financial instruments with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to valuation, financial assets or liabilities are classified as Level 3 within the valuation hierarchy.

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Platinum notes (see Note 5, Convertible Promissory Notes and Other Notes Payable), the Company determined that i) the cash payment option or put option, which provides the lender with the right to require the Company to repay part of the debt at a 25% premium, and ii) the note term extension option, which provides the lender with the right to extend the maturity date one year, are embedded derivatives that should be bifurcated and accounted for separately as liabilities. Also, in conjunction with the Platinum notes, the Company issued warrants to purchase 560,000 shares of its common stock. These warrants include certain exercise price adjustment features and, as a result, the Company determined that the warrants are liabilities. These liabilities are recorded at their estimated fair value. The Company determined the fair value of the i) put option and note term extension option using an internal valuation model with Level 3 inputs and ii) warrants using a lattice model with Level 3 inputs. Inputs used to determine fair value include estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities are recognized as a non-cash charge or income in other income (expense) in the consolidated statements of operations.

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Put option and note term extension option liabilities	$-	$-	$-	$-
Warrant liability	$-	$-	$-	$-
March 31, 2011:
Put option and note term extension option liabilities	$90,749	$-	$-	$90,749
Warrant liability	$417,054	$-	$-	$417,054

During the three-month periods ended June 30, 2011 and 2010, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 put option and note term extension option liabilities and warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Put Option
	and Note
	Term
	Extension
	Option	Warrant
	Liabilities	Liability	Total

Balance at March 31, 2011	$90,749	$417,054	$507,803
Marked to market loss included in net loss	70,970	7,014	77,984
Recognition of extinguishment of liability as a reduction of the note discount upon modification of Platinum Notes	(161,719)	-	(161,719)
Reclassification of remaining warrant liability to equity	-	(424,068)	(424,068)

Balance at June 30, 2011	$-	$-	$-

As discussed further in Note 5, the Platinum notes were amended and restated on May 5, 2011, eliminating the cash payment option.  Further, concurrent with the Merger transaction described in Note 1 above, the warrants are no longer considered liabilities, since the exercise price adjustment feature ended upon the Company becoming a public company as a result of the Merger.  The increase in fair value of the warrants of $7,014 was recognized in other expense, net in the condensed consolidated statements of operations.  The aggregated fair value of these warrants at May 11, 2011 was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

No assets or other liabilities were carried at fair value as of June 30, 2011 and March 31, 2011.

5.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the loan activity for the Company’s unsecured convertible promissory notes and other notes payable for the three-month period ended June 30, 2011:

	Balance			Amort-ization	Reclass-ifications	Conversion to	Balance	Interest
	3/31/2011	Additions	Payments			Equity	6/30/2011	6/30/2011
Convertible Promissory Notes:
2006/2007 Notes	$1,837,368	$-	$-	$-	$-	$(1,837,368)	$-	$-
Platinum Note	4,000,000	-	-	-	-	-	4,000,000	686,548
Note discounts	(674,011)	(908,920)	-	384,281	-	-	(1,198,650)	-
Platinum Note, net	3,325,989	(908,920)	-	384,281	-	-	2,801,350	686,548
2008/2010 Notes	2,971,815	-	-	-	-	(2,971,815)	-	-
Total convertible promissory notes, net	$8,135,172	$(908,920)	$-	$384,281	$-	$(4,809,183)	$2,801,350	$686,548
Non-interest bearing promissory notes:
August 2010 Short-Term Notes	$1,120,000	$-	$-	$-	$(280,000)	$(840,000)	$-	$-
Note discount	(14,270)	-	-	14,270	-	-	-	-
Total Non-interest bearing notes, net	$1,105,730	$-	$-	$14,270	$(280,000)	$(840,000)	$-	$-
Other Notes Payable -Related parties:
7% Notes payable to Officer and Directors for legal and consulting services (1)	$34,423	$5,138	$(26,419)	$-	$-	$(13,142)	$-	$-
7 % Note payable to Cato Holding Co.	-	78,692	(20,000)	-	64,046	-	122,738	2,623
Note discount	-	(35,903)	-	2,112	-	-	(33,791)	-
Total current notes payable to related parties, net	$34,423	$47,927	$(46,419)	$2,112	$64,046	$(13,142)	$88,947	$2,623
Notes payable to Cato BioVentures under line of credit, non-current	$170,000	$-	$-	$-	$(170,000)	$-	$-	$-
7 % Note payable to Cato Holding Co., non-current	$-	$-	$-	$-	$210,954	$-	$210,954	$-
Accrued officer’s compensation
Non-interest bearing notes payable to Officer for deferred salary, non-current	$56,986	$-	$-	$-	$-	$-	$56,986	$-
Unrelated parties, current portion:
7.0% Notes payable	$-	$1,275	$(65,000)	$-	$175,000	$-	$111,275	$299
7.5% Notes payable to vendors for accounts payable converted to notes payable:
Burr, Pilger, Mayer	5,590	-	-	-	(1,134)	-	4,456	-
Desjardins	-	-	-	-	42,892	-	42,892	-
McCarthy Tetrault	-	-	-	-	114,772	-	114,772	-
Morrison Foerster	-	-	-	-	18,921	-	18,921	-
5.5% and 10% Notes payable to insurance premium financing company	5,401	81,273	(18,653)	-	-	-	68,021	-
10% Notes payable to vendors for accounts payable converted to notes payable	140,463	5,300	(24,000)	-	16,153	-	137,916	9,910
Total current notes payable to unrelated parties	$151,454	$87,848	$(107,653)	$-	$366,604	$-	$498,253	$10,209
Unrelated parties, non-current portion:
7.5% Notes payable to vendors for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$92,652	$1,936	$(4,000)	$-	$1,134	$-	$91,722	$-
Desjardins	-	251,814	(8,000)	-	(42,892)	-	200,922	-
McCarthy Tetrault	-	532,655	(20,000)	-	(114,772)	-	397,883	-
Morrison Foerster	2,133,421	421,691	(135,000)	-	(18,921)	-	2,401,191	6,545
Note discount	(236,617)	-	-	13,535	-	-	(223,082)	-
7.5% Notes, net	1,989,456	1,208,096	(167,000)	13,535	(175,451)	-	2,868,636	6,545
10% Notes payable to vendors for accounts payable converted to notes payable	79,461	-	-	-	(16,153)	-	63,308	-
Total non-current portion of notes payable to unrelated parties, net	$2,068,917	$1,208,096	$(167,000)	$13,535	$(191,604)	$-	$2,931,944	$6,545

(1)    Includes two notes with principal balances of $26,419 and $8,004 and corresponding accrued interest of $9,580 and $6,358, respectively, as of March 31, 2011.

Conversion of convertible promissory notes

On May 11, 2011, and concurrent with the Merger (as discussed in Note 1):

•
All convertible promissory notes issued by the Company during 2006 and 2007 (“2006/2007 Notes”) (except for the Platinum Note) in the amount of $2,559,584, including principal and accrued interest, were converted into 1,462,606 Units (as described in Note 1, under 2011 Private Placement) consisting of 1,462,606 shares of common stock of the Company and three-year warrants to purchase 365,640 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014.  The associated contingently exercisable warrants, originally issued with the 2006/2007 Notes, became exercisable for 1,049,897 shares of common stock at an exercise price of $1.75 per share.

•
All convertible promissory notes issued by the Company during the period from 2008 through 2010 (“2008/2010 Notes”)(except for the Platinum Note) in the amount of $3,615,209, including principal and accrued interest, were converted into 2,065,798 Units consisting of 2,065,798 shares of common stock of the Company and three-year warrants to purchase 516,415 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014. The associated contingently exercisable warrants, originally issued with the 2008/2010 Notes, became exercisable for 848,998 shares of common stock at an exercise price of $2.62 per share.

Platinum Note

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4 million to Platinum Long Term Growth VII, LLC (“Platinum”).  On May 5, 2011, the Platinum notes were amended and restated.  The notes were consolidated into a single note (“Platinum Note”) with a principal balance of $4 million, and the maturity date of the Platinum Note was extended to June 30, 2012 from June 30, 2011.  The Platinum Note bears interest at an annual rate of 10%. Platinum may, in its sole discretion, extend the maturity date of the Platinum Note by one year to June 30, 2013.  The Platinum Note, as amended, will be automatically converted, subject to certain conditions, upon the last to occur of (i) the closing of an equity or equity-based financing or series of equity or equity-based financings after May 1, 2011 resulting in gross proceeds to the Company totaling at least $5.0 million, including cancellation of debt not otherwise convertible, and (ii) the Company becoming a publicly traded company ("Qualified Financing").  The number of shares issuable to Platinum upon the automatic conversion of the Platinum Note is determined in accordance with one of the following three formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest  ("Outstanding Balance") as of the closing of the Qualified Financing multiplied by 1.25 and divided by $1.75 per share, (ii) the Outstanding Balance as of the closing of the Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Qualified Financing, or (ii) the Outstanding Balance as of the closing of the Qualified Financing divided by the Company's per share price assuming a pre Qualified Financing valuation of the Company of $30 million on a fully-diluted basis, subject to certain exclusions.  Under the amended Platinum Note, the cash payment option upon an automatic conversion of the notes was eliminated.

The Platinum Note, as amended, is voluntarily convertible, at the option of Platinum, at any time prior to a Qualified Financing or its maturity date into shares of common stock that would be determined by multiplying the Outstanding Balance being converted by 1.25 and dividing by the lesser of (i) $1.75 per share; (ii) the per share price in any subsequent equity financing; or (iii) the per share price assuming a $30 million valuation of the Company on a fully diluted basis, subject to certain exclusions.  Platinum is not obligated to convert the note until the shares issuable upon conversion of the note are freely tradable pursuant to an effective registration statement or can be sold in any ninety day period without registration under the Securities Act in compliance with Rule 144. However, Platinum may not convert the note if the shares issuable upon conversion would result in it beneficially owning in excess of 9.99% of the then outstanding shares of the Company's common stock. Platinum may waive this condition upon giving 61 days’ notice to the Company.

In connection with the amendment, the Company issued to Platinum a three-year warrant to purchase 825,574 shares of the Company’s common stock at an exercise price of $2.50 per share.  The warrant expires on May 5, 2014, and becomes exercisable upon Platinum’s conversion of the note and is exercisable for one-fourth (1/4) of the number of shares issued in the conversion. The Company valued the warrant at a fair value of $0.69 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $1.58; risk-free rate – 0.96%; volatility – 85%; contractual term – 3.00 years.

The Company evaluated the extension of the maturity date of the Platinum Note along with the issuance of the new three-year warrant and determined that the modifications are to be accounted for as a troubled debt restructuring on a prospective basis.  The Company has recorded a discount of $908,920 to the Platinum Note which is equal to the incremental fair value of the note conversion option and fair value of the warrant, reduced by the decrease in the fair value of the cash put and note term extension options.  The note discount is being amortized as non-cash interest expense over the remaining term of the Platinum Note using the effective interest method.  The effective annual interest rate of the extended Platinum Note is 17.3%, based on the amortization of the note discount, the stated interest rate, and the note term.

Warrant liability

The warrants originally issued with the Platinum Notes include certain exercise price adjustment features and accordingly were not deemed to be indexed to the Company’s common stock. On April 1, 2009 the Company recorded the estimated fair value of the warrant liability of $151,281 as a non-current liability in the consolidated balance sheet. Changes in the estimated fair value of the warrant liability were recorded in other income (expense) in the consolidated statement of operations. The Company continued to record adjustments to the fair value of the warrants until the closing of the Merger on May 11, 2011, when the warrants no longer contain the exercise price adjustment features, at which  time the warrants were deemed to be indexed to the Company’s common stock and therefore no longer treated as a liability.  The warrant liability was recorded at its fair value of $424,068 at May 11, 2011, which resulted in a non-cash expense of $7,014 to other income (expense) in the three-month period ended June 30, 2011.  As of May 11, 2011, $424,068, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

August 2010 Short-Term Notes

In August of 2010, VistaGen issued short-term, non-interest bearing, unsecured promissory notes (the “August 2010 Short-Term Notes”) in the principal amount, as adjusted, of $1,120,000, for a purchase price of $800,000.  In connection with the 2011 Private Placement, as described in Note 1, a total of $840,000 of the principal amount of the August 2010 Short-Term Notes, plus a note cancellation premium of $94,500, were converted into 534,000 Units consisting of 534,000 common shares of the Company along with  three-year warrants to purchase 133,500 shares of common stock at an exercise price of $2.50 per share, $105,000 of such amount was converted into a long-term note issued to Cato Holding Company, and $175,000 of such amount was not converted.  The Company and the holder of the $175,000 note amended the note, whereby the Company paid $50,000 within three days of the closing of the 2011 Private Placement, and beginning on May 1, 2011 will make four payments of $5,000 per month, increasing to $11,125 per month for the remaining nine months of the agreement, plus a final payment on May 2, 2012 equal to any remaining balance.  The amended note bears interest at 7% per annum. The note cancellation premium was recorded as interest expense.

7% Notes payable to Officer and Directors for consulting services

On May 11, 2011, and concurrent with the Merger, the 7% note payable to a Director, for principal and accrued interest totaling $14,362, plus a $5,138 note cancellation premium, was converted into 11,142 shares of common stock and a three-year warrant to purchase 2,785 shares of common stock at an exercise price of $2.50 per share.  Also, on May 11, 2011, the 7% note payable to an Officer and Director for principal and accrued interest totaling $35,999 was paid.

Issuance of Long-Term Promissory Note and Cancellation of Note Payable to Cato BioVentures under line of credit and partial cancellation of August 2010 Short-Term Notes

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") or its affiliates were consolidated into a single note, in the principal amount of $352,273.  Additionally, CHC released certain security interests in the Company’s personal property.  The CHC note bears interest at 7% per annum, compounded monthly.  The Company will make six monthly payments of $10,000 each beginning June 1, 2011; and thereafter will pay $12,500 monthly until the note is repaid in full. The Company may prepay the outstanding balance under this note in full or in part at any time during the term of this note without penalty.

Issuance of Long-Term Notes and Cancellation of Accounts Payable

On February 25, 2011, the Company issued to Burr, Pilger, and Mayer, LLC (“BPM”) an unsecured promissory note with a principal amount of $98,674 for the amounts payable in connection with valuation services provided to the Company.  The note bears interest at the rate of 7.5% per annum and has payment terms of $1,000 per month, beginning March 1, 2011 and continuing until all principal and interest are paid in full.  In addition, $25,000 shall be due upon a sale of the Company or upon a financing transaction of at least $5 million, increasing to $50,000 (or the amount then owed under the note, if less) upon a financing of over $10 million.

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note with a principal amount of CDN $236,000 for the amounts payable for legal fees incurred by Desjardins in connection with its investment banking services provided to the Company. The note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) a change of control of the Company and (iii) any failure to pay principal or interest when due.  The Company will make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5 million or more, then the Company shall make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of this note. In connection with issuance of this note, the Company issued 39,600 shares of restricted common stock to Desjardins which had a value of $1.75 per share.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note with a principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company. The note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) a change of control of the Company and (iii) any failure to pay principal or interest when due.  The Company will make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5 million or more, then the Company shall make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of this note. In connection with issuance of this note, the Company issued 100,000 shares of restricted common stock to McCarthy which had a value of $1.75 per share.

On May 5, 2011, the Company and Morrison & Foerster LLP, legal and intellectual property counsel to the Company, entered into Amendment No. 1 to the Morrison & Foerster Note (“Amendment No. 1”).  Under Amendment No. 1, the principal balance of the note increased to $2,200,000 with an additional payment of $100,000 due within three business days of the date of the note, which amount has been paid. The note bears interest at 7.5% and principal will be due, along with all accrued but unpaid interest on the earliest of (i) March 31, 2016, (ii) a change of control of the Company and (iii) any failure to pay principal or interest when due. The Company will make payments of $10,000 per month until June 1, 2011 and thereafter will pay $15,000 per month through March 31, 2012, $25,000 per month through March 31, 2013, and $50,000 per month through maturity.  In addition, the Company will make payments equal to five percent (5%) of the net proceeds of any equity financing closed during the term of this note until all outstanding principal and interest is paid in full.  If the Company prepays the entire amount due by December 31, 2012, however, the amount of such payment shall be reduced by ten percent (10%), up to a maximum of $100,000. In connection with Amendment No. 1, the Company issued 200,000 shares of restricted common stock to Morrison & Foerster which had a value of $1.75 per share. In addition, the Company reduced the exercise price of the common stock warrants previously issued to Morrison & Foerster from $3.00 to $2.00 per share.

6.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and University Health Network ("UHN") entered a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.3 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized $0.5 million and $0.6 million in the three-month periods ended June 30, 2011 and 2010, respectively, of NIH grant revenue related to AV-101.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. ("CRL"), a global contract research and development organization, or CRO. CRL has provided the Company with access to essential CRO services supporting the Company’s AV-101 preclinical and clinical development programs. The Company recorded research and development expenses of $199,681 and $135,398 in the three-month periods ended June 30, 2011 and 2010, respectively, for CRO services provided by CRL.

7.  Common Stock

On April 29, 2011, the Company agreed to issue to CHC 157,143 shares of common stock valued at $1.75 per share, as a prepayment for CRO services to be performed by CRL during 2011.

In December 2010, the Company agreed to issue 700,000 shares of common stock, valued at $1.50 per share, related to its execution of the second amendment to its SRCA with UHN, which amendment extended the duration and expanded the scope of the parties’ strategic collaboration. Such shares were issued in May 2011. In April 2011, the Company agreed to issue to UHN 100,000 shares of common stock valued at $1.75 per share in conjunction with its execution of the third amendment to the SRCA, which amendment further expanded the scope of the Company's rights under the SRCA. Such shares were issued in May 2011.

On May 10, 2011, the Company issued 75,000 shares of common stock, valued at $1.75 per share, to a consultant for services rendered.

As discussed in Notes 1 and 5, the Company also issued shares of its common stock in connection with (i) the 2011 Private Placement, (ii) the conversion of its preferred stock and certain convertible promissory notes issued from 2006 through 2010, and (iii) the conversion of accounts payable into long-term notes.

8.  Related Party Transactions

Cato Holding Company dba Cato BioVentures ("CBV"), the parent of CRL, is currently the Company’s largest equity investor, holding common stock and warrants to purchase common stock. Prior to conversion of the 2006/2007 Notes and August 2010 Short-Term Notes, and the conversion of preferred stock into shares of common stock on May 11, 2011, CBV held 2006/2007 Notes, August 2010 Short-Term Notes, and a majority of the Company's Series B-1 preferred stock. Shawn Singh, the Company’s Chief Executive Officer and a member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 5, Convertible Promissory Notes and Other Notes Payable, as of June 30, 2011, CBV has loaned the Company $352,273 under a promissory note. During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, under which the Company incurred expenses of $199,681 and $135,398 for the three-month periods ended June 30, 2011 and 2010, the majority of which were reimbursed under the NIH grant. Total interest expense on notes payable to CBV was $67,282 and $22,059 for the three-month periods ended June 30, 2011 and 2010 with the majority of both amounts converted to equity. On April 29, 2011, the Company agreed to issue 157,143 shares of its common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.

Prior to his appointment as one of the Company’s officers and directors, in April 2003, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,419. The unpaid balance of principal and accrued interest as of March 31, 2011 was $35,999 and in May 2011 the Note and accrued interest was paid. (see Note 5, Convertible Promissory Notes and Other Notes Payable). Upon the approval of the Board of Directors, in December 2006, the Company accepted a full-recourse promissory note in the amount of $103,411 from Mr. Singh, who also extinguished a portion of the non-interest bearing note payable for deferred salary, in payment of the exercise price for options and warrants to purchase 126,389 shares of the Company’s common stock. The note bears interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the U.S. Securities Exchange Act of 1934.  On May 11, 2011, in connection with the Merger, the $128,185 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,360 from Franklin Rice, its Chief Financial Officer and a former director of the Company in exchange for his exercise of 52,681 stock options. The note bears interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the U.S. Securities Exchange Act of 1934.  On May 11, 2011, in connection with the Merger, the $56,979 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.

The Company previously engaged Jon S. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, the director has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of common stock, of which he has exercised warrants for 18,568 shares of common stock, and he was issued a promissory note, the outstanding principal and accrued interest of which was $14,362 as of March 31, 2011. On May 11, 2011, the note and accrued interest of $14,362 plus a note cancellation premium of $5,138 was converted to 11,142 shares of common stock and a three-year warrant to purchase 2,785 shares of common stock at an exercise price of $2.50 per share.

See Note 5, Convertible Promissory Notes and Other Notes Payable, for a summary of convertible promissory notes and other notes payable to related parties.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the Company’s ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our Securities and Exchange Commission filings.

Overview

We are a biotechnology company applying human pluripotent stem cell technology for drug rescue and cell therapy.

Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants (“drug rescue variants”) of promising small molecule drug candidates that pharmaceutical companies have discontinued during preclinical development (“put on the shelf”) due to heart or liver toxicity. We anticipate that our stem cell technology platform, Human Clinical Trials in a Test Tube tm , will allow us to assess the heart and liver toxicity profile of new drug candidates with greater speed and precision than nonclinical in vitro techniques and technologies currently used in the drug development process.  Our drug rescue model is designed to leverage both the pharmaceutical company’s prior investment in preclinical development of promising drug candidates put on the shelf and the predictive toxicology and drug development capabilities of our Human Clinical Trials in a Test Tube tm platform.

Our Human Clinical Trials in a Test Tube tm platform is based on a combination of proprietary and exclusively licensed stem cell technologies, including technologies developed over the last 20 years by Canadian scientist, Dr. Gordon Keller, and Dr. Ralph Snodgrass, VistaGen’s founder and our President and Chief Scientific Officer. Dr. Keller is currently the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto. Dr. Keller’s research is focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from pluripotent stem cells, including heart cells and liver cells that can be used in our biological assay systems (drug screening systems) for drug rescue. Dr. Snodgrass has nearly 20 years experience in both academia and industry in the development and application of stem cell differentiation systems for drug discovery and development.

With mature heart cells produced from stem cells, we have developed CardioSafe 3D ™, a three-dimensional (“3D”) bioassay system. We believe CardioSafe 3D ™ is capable of predicting the in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are tested in humans. Our immediate goal is to leverage CardioSafe 3D ™ to generate and monetize a pipeline of small molecule drug candidates through drug rescue collaborations. We intend to expand our drug rescue capabilities by introducing LiverSafe 3D ™, a human liver cell-based toxicity and metabolism bioassay system.

In parallel with our drug rescue activities, we plan to advance pilot preclinical development of cell therapy programs focused on heart, liver and cartilage repair, as well as autologous bone marrow transplantation. Each of these cell therapy programs is based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tube tm platform.

With grant funding from the U.S. National Institutes of Health (“NIH”), we are also developing AV-101, an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market. AV-101 is currently in Phase I development in the U.S. for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded over $8.3 million of grant funding from the NIH for preclinical and Phase I clinical development of AV-101.

Our plan is to acquire rights to drug candidates that pharmaceutical companies have put on the shelf due to heart or liver toxicity, collaborate with medicinal chemistry researchers, and generate a pipeline of proprietary small molecule drug rescue variants which may be as effective and commercially promising as the pharmaceutical company’s original (toxic) drug candidate but without the toxicity that caused it to be put on the shelf.  We plan to have economic participation rights in each drug generated in connection with our drug rescue programs.

Financial Operations Overview

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our amended Form 8-K filed on June 8, 2011, and in Note 3 to the accompanying unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Revenues were $554,616 for the quarter ended June 30, 2011, a decrease from $733,921 for the quarter ended June 30, 2010. The decrease is the result of a decrease in NIH grant revenue of $173,146 and a decrease in grant revenue from the California Institute of Regenerative Medicine ("CIRM") of $47,258.  The decreases in grant revenue were due to the rescheduling of certain grant-funded work to future periods.  The decreases were partly offset by an increase in other NIH grant revenue of $41,099.

Research and Development Expenses

Research and development expenses totaled $1,027,889 for the quarter ended June 30, 2011, an increase from $674,782 for the quarter ended June 30, 2010. Research and development expenses increased primarily as a result of the issuance of stock-based (non-cash) compensation of $175,000 paid to UHN, our key stem cell research partner to further expand the scope of our rights under our long term strategic research collaboration agreement, the incurrence of $193,210 in start-up costs for the Phase 1b clinical trial for AV-101, increased cash compensation costs of $8,614 and non-cash compensation costs of $13,709, all partially offset by a decrease in technology license costs of $56,821.

General and Administrative Expenses

General and administrative expenses were $1,126,608 for the quarter ended June 30, 2011, an increase from $520,108 from the quarter ended June 30, 2010. We have experienced increases in personnel and consulting costs and professional fees related to becoming a public company.

Other Expenses, Net

Other expenses, net for the quarter ended June 30, 2011 were $809,596, an increase from $520,658 for the quarter ended June 30, 2010.  The increase primarily results from higher interest expense of $200,772 and an increase in fair value of $88,166 for the put and note term extension option and warrant liabilities.   The higher interest expense primarily resulted from higher amortization of note discounts of $142,996 associated with the Platinum Note modifications, note cancellation premiums of $94,500 associated with the conversion of the August 2010 Short-Term Notes into Private Placement Units, and higher interest associated with the conversion of accounts payable into unsecured promissory notes.  These increases were offset by lower interest on convertible promissory notes converted into Units in May 2011.

Liquidity and Capital Resources

Since its inception in May 1998, VistaGen has financed its operations and technology acquisitions primarily through the issuance and sale of equity securities for cash consideration and convertible promissory notes and short-term promissory notes, as well as from government research grant awards and strategic collaboration payments.

On May 11, 2011, immediately prior to the Merger (see Note 1 to the accompanying condensed consolidated financial statements), we sold 2,216,106 Units in the 2011 Private Placement.  The Units were sold at a price of $1.75 per Unit and consisted of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one-fourth (1/4) of one share of our common stock at an exercise price of $2.50 per share.  The warrants, which collectively allow for the purchase of 554,013 shares of our common stock, expire on May 11, 2014.  Proceeds from the sale of the Units were $2,217,714 in cash, net of $152,000 in issuance costs, a $500,000 note due on September 6, 2011, cancellation of $840,000 of our short-term notes which were payable on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable.

At the time of the Merger, (i) outstanding convertible promissory notes in the amount of $6,174,793, including principal and accrued interest, and (ii) all 2,884,655 outstanding shares of VistaGen preferred stock were converted into shares of VistaGen common stock.  The holders of the notes that converted and all holders of the VistaGen preferred stock exchanged their VistaGen securities for 3,206,471 shares of our common stock, which shares were part of the 6,836,452 shares of our common stock issued for the outstanding shares of VistaGen's common stock.

We believe our current cash will not enable us to fund our operations through the next twelve months.  We anticipate that our cash expenditures during the next twelve months will be approximately $6 million. We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.   In order to further advance drug rescue applications of our stem cell technology platform, pilot preclinical cell therapy initiatives, and clinical development of AV-101, as well as support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs to increase. In the past, we have relied primarily on government grant awards, private placements of our debt and equity securities, and strategic collaborations to meet our operating budget and achieve our business objectives, and we plan to continue that practice in the future. The economic conditions during 2010 and continuing in 2011, including the tightening of available funding in the financial markets, delayed the advancement of our stem cell technology and clinical development programs. Although we have been successful in the past with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no guarantee that additional capital will be available to us in sufficient amounts or on terms favorable to us, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash

The following table summarizes our sources and uses of cash for the periods stated:

	Three Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(1,086,525)	$(325,320)
Purchase of equipment	$-	$(5,461)
Sale of units (2011) and notes (2010), net of loan repayments	$1,889,257	$227,251

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” set forth in our amended report on Form 8-K/A filed with the SEC on June 8, 2011, which could materially affect our business, financial condition or future results. The risks described in such Form 8-K/A are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our amended report on Form 8-K/A filed with the SEC on June 8, 2011.

Item 6.      EXHIBITS

The exhibits listed in the Exhibit Index following the signature page are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.
/s/ Shawn K. Singh, J.D.
Shawn K. Singh, J.D.
Chief Executive Officer (Principal Executive Officer)

/s/ A. Franklin Rice
A. Franklin Rice
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 22, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.