Form 10-Q
period 2011-09-30
VistaGen Therapeutics, Inc.
filed 2011-11-14
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 7, 2011, 16,074,220 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$94,523	$139,343
Unbilled contract payments receivable	127,058	42,216
Prepaid expenses	210,371	23,251
Total current assets	431,952	204,810
Property and equipment, net	74,194	87,728
Security deposits and other assets	31,144	31,144
Total assets	$537,290	$323,682

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,240,528	$1,767,085
Accrued expenses	431,603	1,421,906
Notes payable and accrued interest	550,362	160,921
Notes payable and accrued interest to related parties	97,596	50,361
Put option and note term extension option liabilities	-	90,749
Capital lease obligations	20,005	30,141
Non-interest bearing promissory notes, net, including $525,000 to related parties	-	1,105,730
Deferred revenues	13,213	78,777
Convertible promissory notes, including $947,368 to related parties at March 31, 2011 - current portion	3,052,977	4,809,183
Accrued interest on convertible promissory notes	788,770	1,310,833
Total current liabilities	6,195,054	10,825,686
Non-current liabilities:
Notes payable and accrued interest	2,815,063	2,106,232
Notes payable and accrued interest to related parties	193,862	210,788
Convertible promissory notes, net of current portion	-	3,325,989
Accrued interest on convertible promissory notes	-	585,437
Accrued officers’ compensation	56,986	56,986
Capital lease obligations	-	4,517
Accounts payable	-	1,140,646
Warrant liability	-	417,054
Total non-current liabilities	3,065,911	7,847,649
Total liabilities	9,260,965	18,673,335
Commitments and contingencies
Preferred stock, no par value; no shares authorized at September 30, 2011; 20,000,000 shares authorized at March 31, 2011; no shares issued and outstanding at September 30, 2011; 2,884,655 shares issued and outstanding at March 31, 2011	-	14,534,811

Stockholders’ deficit:
Common stock, $0.001 par value; 400,000,000 shares authorized; 15,241,904 and 5,241,110 shares outstanding at September 30, 2011 and March 31, 2011, respectively	15,242	5,241
Additional paid-in capital	39,001,461	9,867,355
Notes receivable from sale of common stock to others at September 30, 2011 and to related parties upon exercise of options and warrants at March, 31, 2011	(500,000)	(184,083)
Deficit accumulated during development stage	(47,240,378)	(42,572,977)
Total stockholders’ deficit	(8,723,675)	(32,884,464)
Total liabilities, preferred stock and stockholders’ deficit	$537,290	$323,682

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					May 26, 1998
					(Inception)
	Three Months Ended		Six Months Ended		Through
	September 30,		September 30,		September
	2011	2010	2011	2010	30, 2011
Revenues:
Grant revenue	$316,288	$399,576	$870,904	$1,133,497	$12,291,457
Collaboration revenue	-	-	-	-	2,283,618
Other	-	-	-	-	1,123,494
Total revenues	316,288	399,576	870,904	1,133,497	15,698,569
Operating expenses:
Research and development	1,227,525	691,916	2,255,414	1,366,698	22,991,682
Acquired in-process research and development	-	-	-	-	7,523,179
General and administrative	894,580	569,718	2,021,188	1,089,826	24,142,666
Total operating expenses	2,122,105	1,261,634	4,276,602	2,456,524	54,657,527
Loss from operations	(1,805,817)	(862,058)	(3,405,698)	(1,323,027)	(38,958,958)
Other expenses, net:
Interest expense, net	(450,507)	(710,749)	(1,182,119)	(1,241,589)	(8,730,412)
Change in put and note extension option and warrant liabilities	-	2,704	(77,984)	12,886	418,478
Other income	-	-	-	-	47,323
Loss before income taxes	(2,256,324)	(1,570,103)	(4,665,801)	(2,551,730)	(47,223,569)
Income taxes	-	(1,600)	(1,600)	(1,600)	(16,809)
Net loss	$(2,256,324)	$(1,571,703)	$(4,667,401)	$(2,553,330)	$(47,240,378)

Basic and diluted net loss per common share	$(0.15)	$(0.30)	$(0.35)	$(0.49)
Weighted average shares used in computing basic and diluted net loss per common share	15,241,904	5,241,110	13,237,669	5,241,110

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			May 26, 1998
			(Inception)
	Six Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(4,667,401)	$(2,553,330)	$(47,240,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,349	20,061	719,437
Acquired in-process research and development	-	-	7,523,179
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	37,215	44,789	239,213
Amortization of discounts on Platinum Notes	635,908	565,021	3,275,597
Amortization of discounts on August 2010 Short-Term Notes	14,270	145,862	571,813
Change in put and note term extension option and warrant liabilities	77,894	(6,175)	(418,568)
Stock-based compensation	979,357	814,995	3,742,386
Fair value of Series C preferred stock, common stock, and warrants granted for services	131,250	-	1,056,642
Consulting services by related parties settled by issuing promissory notes	-	-	44,573
Gain on sale of assets	-	-	(16,748)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	(84,842)	(197,873)	(127,058)
Prepaid expenses and other current assets	87,880	(1,093,690)	85,232
Security deposits and other assets	-	3,000	(31,144)
Accounts payable and accrued expenses	1,043,951	1,419,138	14,786,192
Deferred revenues	(65,564)	69,649	13,213
Net cash used in operating activities	(1,788,733)	(768,553)	(15,731,419)

Cash flows from investing activities:
Purchases of equipment, net	(7,814)	(5,461)	(656,200)
Net cash used in investing activities	(7,814)	(5,461)	(656,200)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	2,217,194	-	2,337,998
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,571
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to Founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum Notes and warrants	-	-	3,700,000
Net proceeds from issuance of 2008/2010 Notes and warrants	-	270,000	2,971,815
Net proceeds from issuance of 2006/2007 Notes and warrants	-	-	1,025,000
Proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 Short-Term Notes and warrants	-	800,000	800,000
Repayment of capital lease obligations	(14,652)	(13,116)	(100,678)
Repayment of notes	(450,815)	(39,282)	(1,025,564)
Net cash provided by financing activities	1,751,727	1,017,602	16,482,142
Net increase (decrease) in cash and cash equivalents	(44,820)	243,588	94,523
Cash and cash equivalents at beginning of period	139,343	200,981	-
Cash and cash equivalents at end of period	$94,523	$444,569	$94,523

See accompanying notes to condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  History and Organization

Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005.  VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”), a biotechnology company focused on using proprietary pluripotent stem cell technology for drug rescue and cell therapy, was incorporated in California on May 26, 1998 (inception date).  On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”), for 6,836,452 shares of Excaliber’s common stock (“Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen became the business of Excaliber. After the Merger:

•	Shawn K. Singh. J.D., Jon S. Saxe, H. Ralph Snodgrass, Ph.D., Gregory A. Bonfiglio, J.D., and Brian J. Underdown, Ph.D. were appointed as directors of Excaliber,
•	Stephanie Y. Jones and Matthew L. Jones resigned as officers and directors of Excaliber,
•	The following persons were appointed as officers of Excaliber:
o	Shawn K. Singh, J.D., Chief Executive Officer,
o	H. Ralph Snodgrass, Ph.D., President, Chief Scientific Officer, and
o	A. Franklin Rice, MBA, Chief Financial officer and Secretary,
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock,
•	Excaliber’s directors approved an increase in the shares of common stock Excaliber is authorized to issue from 200 million to 400 million shares,
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”, and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 784,500 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying consolidated financial statements.  Additionally, the accompanying consolidated financial statements retroactively reflect the authorized capital stock and $0.001 par value of Excaliber’s common stock, and the 2 for 1 forward stock split after the Merger.

The financial statements in this report represent the activity of VistaGen (the California corporation) from May 26, 1998, and the consolidated activity of VistaGen (the California corporation) and Excaliber from May 11, 2011 (the date of the Merger). The financial statements also include the accounts of VistaGen’s wholly-owned subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Description of VistaGen’s Business

VistaGen is a biotechnology company applying human pluripotent stem cell technology for drug rescue and cell therapy. Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants of once promising small molecule drug candidates that pharmaceutical companies have discontinued during preclinical or early clinical development due to heart or liver toxicity, despite positive efficacy data demonstrating their potential therapeutic and commercial benefits. VistaGen plans to use its pluripotent stem cell technology to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates before they are ever tested in humans.  In parallel with its drug rescue activities, VistaGen is funding early-stage nonclinical studies focused on potential cell therapy applications of its Human Clinical Trials in a Test Tube™ platform.

VistaGen plans to begin a Phase 1b clinical study of AV-101, a small molecule drug candidate for treatment of neuropathic pain, before the end of 2011. This study includes testing AV-101 in healthy volunteers using an often-used model of induced neuropathic pain to test if AV-101 will reduce the increased pain sensitivity associated with a small injection under the skin of capsaicin, the material found in chili peppers. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects approximately 1.8 million people in the U.S. alone. To date, VistaGen has been awarded over $8.9 million from the U.S. National Institutes of Health (NIH) for development of AV-101. VistaGen plans to initiate Phase 2 clinical studies of AV-101 in the fourth quarter of 2012, subject to receiving additional government or private foundation grant funding and FDA approval.

The Company is in the development stage and since inception it has devoted substantially all its time and efforts to stem cell research and stem-cell based bioassay development, small molecule drug development, raising capital, creating, protecting and patenting intellectual property, and recruiting personnel.

2011 Private Placement

On May 11, 2011, and immediately preceding the closing of the Merger, VistaGen sold 2,216,106 Units in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash, a $500,000 short-term note receivable due on September 6, 2011, cancellation of $840,000 of short-term notes maturing on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable (“2011 Private Placement”).  The Units were sold for $1.75 per Unit and consisted of one share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen common stock at an exercise price of $2.50 per share.  Warrants to purchase a total of 554,013 shares of VistaGen common stock were issued to the purchasers of the Units.  Concurrently, VistaGen issued to its placement agent three-year warrants to purchase 114,284 shares of its common stock at $2.50 per share, and agreed to pay $200,000 in placement agent fees, $150,000 of which amount was paid on May 11, 2011.  The $500,000 note receivable remains unpaid at September 30, 2011.  See Note 9, Subsequent Events, regarding the restructuring of this note.

Conversion of convertible promissory notes

On May 11, 2011, concurrent with the Merger, holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling aggregate principal and interest of $6,174,793 into 3,528,290 Units.  These Units were the same Units issued in the 2011 Private Placement.

Conversion of Preferred Stock

On May 11, 2011, concurrent with the Merger, all holders of VistaGen's preferred stock converted all of their preferred shares into 2,884,655 shares of VistaGen common stock.

2.  Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at March 31, 2011 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP. The operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2011 contained in its amended report on Form 8-K/A, as filed with the United States Securities and Exchange Commission on August 12, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through September 30, 2011, the Company has a deficit accumulated during its development stage of $47.2 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At September 30, 2011, the Company had $94,523 in cash and cash equivalents. (See Note 9, Subsequent Events, regarding additional capital the Company has raised through exercises of warrants to purchase shares of its common stock and the sale of additional units of its common stock since that date.)  The Company does not believe that such cash and cash equivalents, including the additional cash proceeds from warrant exercises and unit sales as described in Note 9, will enable it to fund its operations through the next twelve months. The Company anticipates that its cash expenditures during the next twelve months will be approximately $7 million and it expects to meet its cash needs and fund its working capital requirements through a combination of private placements of its securities, which may include both debt and equity securities, collaborative research and development arrangements, technology license fees and government grant awards. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern entity. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, and assumptions that have been used to value previous put option, note term extension and warrant liabilities.

Revenue Recognition

The Company generates revenue principally from collaborative research and development arrangements, technology access fees, and government grants. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.  The applicable revenue recognition criteria are then applied to each of the units.

The Company recognizes revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•
Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if the Company has continuing performance obligations and has no objective and reliable evidence of the fair value of those obligations. The Company recognizes non-refundable upfront technology access fees under agreements in which it has a continuing performance obligation proportionally over the contractual performance period. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s lead drug development candidate, and costs related to application and prosecution of patents related to the Company’s stem cell technology, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based awards to employees based on the grant date fair value of the award. Share-based compensation expense is recognized over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. The Company has no awards with market or performance conditions. For equity awards to non-employees, the Company re-measures the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

The Company recorded share-based compensation costs of $539,613 and $979,357 for the three and six month periods ended September 30, 2011, respectively and $406,920 and $814,995 for the three and six month periods ended September 30, 2010, respectively.  The Company granted options to purchase an aggregate of 800,000 shares of its common stock at an exercise price of $1.75 per share to certain of its employees and scientific and business consultants, including members of the Company's Board of Directors and Scientific Advisory Board during the three months ended June 30, 2011. The Company granted options to certain employees and consultants to purchase an aggregate of 230,000 shares of its common stock at exercise prices ranging from $1.80 per share to $2.58 per share during the three months ended September 30, 2011.  The Company granted no options during the six month period ended September 30, 2010.

Comprehensive Loss

There are no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to net loss for the periods presented.

Loss per Common Share

Basic loss per share of common stock excludes the effect of dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded from the computation in loss periods, as their effect would be antidilutive.

Potentially dilutive securities excluded from diluted net loss per common share are as follows:

	Number of Potentially Dilutive
	Shares at September 30,
	2011	2010
All series of preferred stock issued and outstanding	-	2,884,655
Shares issuable upon voluntary conversion of Platinum Note	3,420,550	2,922,143
Outstanding options under 2008 and 1999 Stock Incentive Plans and 1998 Scientific Advisory Board Stock Incentive Plan	4,929,750	3,949,153
Outstanding warrants to purchase common stock	6,523,064	4,326,286
Total	14,873,364	14,082,237

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

4.  Fair Value Measurements

The Company follows the principles of fair value accounting as they relate to its financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price which represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

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

•
Level 3 — Unobservable inputs (i.e., inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Platinum Notes (see Note 5, Convertible Promissory Notes and Other Notes Payable), the Company determined that i) the cash payment option or put option, which provided the lender with the right to require the Company to repay part of the debt at a 25% premium, and ii) the note term extension option, which provided the lender with the right to extend the maturity date one year, were embedded derivatives that should be bifurcated and accounted for separately as liabilities.  Also, in conjunction with the Platinum Notes, the Company issued warrants to purchase 560,000 shares of its common stock. These warrants included certain exercise price adjustment features and, as a result, the Company determined that the warrants were liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the i) put option and note term extension option using an internal valuation model with Level 3 inputs and ii) the warrant liability using a lattice model with Level 3 inputs. Inputs used to determine fair value include estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities have been recognized as a non-cash charge or income in other income (expense) in the consolidated statements of operations.

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011:
Put option and note term extension option liabilities	$-	$-	$-	$-
Warrant liability	$-	$-	$-	$-
March 31, 2011:
Put option and note term extension option liabilities	$90,749	$-	$-	$90,749
Warrant liability	$417,054	$-	$-	$417,054

During the three and six month periods ended September 30, 2011 and 2010, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 put option and note term extension option liabilities and warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Put Option and
	Note Term
	Extension
	Option	Warrant
	Liabilities	Liability	Total
Balance at March 31, 2011	$90,749	$417,054	$507,803
Marked to market loss included in net loss	70,970	7,014	77,984
Recognition of liability and note discount upon modification of Platinum Notes	(161,719)	-	(161,719)
Reclassification of remaining warrant liability to equity	-	(424,068)	(424,068)

Balance at September 30, 2011	$-	$-	$-

As discussed further in Note 5, the Platinum Notes were amended and restated on May 5, 2011, eliminating the cash payment option.  Further, concurrent with the Merger transaction described in Note 1 above, the warrants are no longer considered liabilities, since the exercise price adjustment feature ended upon the Company becoming a public company as a result of the Merger.  The increase in fair value of the warrant liability of $7,014 was recognized in other expense, net in the statements of operations.  The aggregated fair value of these warrants at May 11, 2011 was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

No assets or other liabilities were carried at fair value at September 30, 2011 or March 31, 2011.

5.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the loan activity for the Company’s unsecured convertible promissory notes and other notes payable at September 30, 2011:

	Balance 3/31/2011	Additions	Payments	Amort-ization	Reclass-ifications	Conversion to Equity	Balance 9/30/2011	Accrued Interest at 9/30/2011

Convertible Promissory Notes:
2006/2007 Notes	$1,837,368	$-	$-	$-	$-	$(1,837,368)	$-	$-
Platinum Notes	4,000,000	-	-	-	-	-	4,000,000	788,770
Note discounts	(674,011)	(908,920)	-	635,908	-	-	(947,023)	-
Platinum Notes, net	3,325,989	(908,920)	-	635,908	-	-	3,052,977	788,770
2008/2010 Notes	2,971,815	-	-	-	-	(2,971,815)	-	-
Total convertible promissory notes, net	$8,135,172	$(908,920)	$-	$635,908	$-	$(4,809,183)	$3,052,977	$788,770
Non-interest bearing promissory notes
August 2010 Short-Term Notes	$1,120,000	$-	$-	$-	$(280,000)	$(840,000)	$-	$-
Note discount	(14,270)	-	-	14,270	-	-	-	-
Non-interest bearing notes, net	$1,105,730	$-	$-	$14,270	$(280,000)	$(840,000)	$-	$-
Other Notes Payable
Related parties:
7% Notes payable to Officer and Directors for legal and consulting services (1)	$34,423	$5,138	$(26,419)	$-	$-	$(13,142)	$-	$-
7 % Note payable to Cato Holding Co.	-	84,933	(40,000)	-	81,138	-	126,071	2,148
Note discount	-	(35,903)	-	5,280	-	-	(30,623)	-
Total current notes payable to related parties	$34,423	$54,168	$(66,419)	$5,280	$81,138	$(13,142)	$95,448	$2,148
Notes payable to Cato BioVentures under line of credit, non-current	$170,000	$-	$-	$-	$(170,000)	$-	$-	$-
7 % Note payable to Cato Holding Co. non-current	$-	$-	$-	$-	$193,862	$-	193,862	$-
Accrued officer’s compensation
Non-interest bearing notes payable to Officer for deferred salary	$56,986	$-	$-	$-	$-	$-	$56,986	$-
Unrelated parties, current portion:
7.0% Notes payable	$-	$3,214	$(75,000)	$-	$175,000	$-	$103,214	$554
7.5% Notes payable to vendors for accounts payable converted to notes payable:
Burr, Pilger, Mayer	5,590	-	-	-	(562)	-	5,028	-
Desjardins	-	-	-	-	52,272	-	52,272	-
McCarthy Tetrault	-	-	-	-	138,972	-	138,972	-
Morrison Foerster	-	-	-	-	51,717	-	51,717	-
5.5% and 10% Notes payable to insurance premium financing company	5,401	81,933	(45,396)	-	-	-	41,938	-
10% Notes payable to vendors for accounts payable converted to notes payable	140,463	6,686	(36,000)	-	32,693	-	143,842	12,825
Total current notes payable to unrelated parties	$151,454	$91,833	$(156,396)	$-	$450,092	$-	$536,983	$13,379
Unrelated parties, long term portion:
7.5% Notes payable to vendors for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$92,652	$3,747	$(7,000)	$-	$562	$-	$89,961	$-
Desjardins	-	254,905	(16,000)	-	(52,272)	-	186,633	1,473
McCarthy Tetrault	-	539,142	(40,000)	-	(138,972)	-	360,170	3,077
Morrison Foerster	2,133,421	451,690	(165,000)	-	(51,717)	-	2,368,394	21,961
Note discount	(236,617)	(58,692)	-	31,935	-	-	(263,374)	-
7.5% Notes, net	1,989,456	1,190,792	(228,000)	31,935	(242,399)	-	2,741,784	26,511
10% Notes payable to vendors for accounts payable converted to notes payable	79,461	-	-	-	(32,693)	-	46,768	-
Total long term notes payable to unrelated parties	$2,068,917	$1,190,792	$(228,000)	$31,935	$(275,092)	$-	$2,788,552	$26,511

(1) Includes two notes with principal balances of $26,419 and $8,004 and corresponding accrued interest of $9,580 and $6,358, respectively, at March 31, 2011.

Conversion of convertible promissory notes

On May 11, 2011, and concurrent with the Merger (as discussed in Note 1):

•
All convertible promissory notes issued by the Company during 2006 and 2007 (“2006/2007 Notes”) (except for the Platinum Note) in the amount of $2,559,584, including principal and accrued interest, were converted into 1,462,559 Units (as described in Note 1, under 2011 Private Placement) consisting of 1,462,559 shares of common stock of the Company and three-year warrants to purchase 365,640 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014.  The associated contingently exercisable warrants, originally issued with the 2006/2007 Notes, became exercisable for 1,049,897 shares of common stock at an exercise price of $1.75 per share.

•
All convertible promissory notes issued by the Company during the period from 2008 through 2010 (“2008/2010 Notes”) (except for the Platinum Note) in the amount of $3,615,209, including principal and accrued interest, were converted into 2,065,731 Units consisting of 2,065,731 shares of common stock of the Company and three-year warrants to purchase 516,415 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014. The associated contingently exercisable warrants, originally issued with the 2008/2010 Notes, became exercisable for 848,998 shares of common stock at an exercise price of $2.62 per share.

Platinum Note

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4 million (the “Original Platinum Notes”) to Platinum Long Term Growth VII, LLC (“Platinum”).  On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “Platinum Note”) with a principal balance of $4 million.  The maturity date of the Platinum Note was extended to June 30, 2012 from June 30, 2011.  The Platinum Note bears interest at an annual rate of 10%. Platinum may, in its sole discretion, extend the maturity date of the Platinum Note by one year to June 30, 2013.  The Platinum Note, as amended, will be automatically converted, subject to certain conditions, upon the last to occur of (i) the closing of an equity or equity-based financing or series of equity or equity-based financings after May 1, 2011 resulting in gross proceeds to the Company totaling at least $5.0 million, including the 2011 Private Placement and cancellation of debt not otherwise convertible, and (ii) the Company becoming a publicly traded company ("Qualified Financing").  The number of shares issuable to Platinum upon the automatic conversion of the Platinum Note is determined in accordance with one of the following three formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest  ("Outstanding Balance") as of the closing of the Qualified Financing multiplied by 1.25 and divided by $1.75 per share, (ii) the Outstanding Balance as of the closing of the Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Qualified Financing, or (ii) the Outstanding Balance as of the closing of the Qualified Financing divided by the Company's per share price assuming a pre-Qualified Financing valuation of the Company of $30 million on a fully-diluted basis, subject to certain exclusions.  Under the Platinum Note, the cash payment option previously included in the Original Platinum Notes was eliminated. Should the Company complete a Qualified Financing prior to December 31, 2011, interest accrued on the Platinum Note from May 5, 2011 through the date of the closing of the Qualified Financing will be forgiven.

The Platinum Note is voluntarily convertible, at the option of Platinum, at any time prior to a Qualified Financing or its maturity date into shares of common stock that would be determined by multiplying the Outstanding Balance being converted by 1.25 and dividing by the lesser of (i) $1.75 per share; (ii) the per share price in any subsequent equity financing; or (iii) the per share price assuming a $30 million valuation of the Company on a fully diluted basis (subject to certain exclusions).  Platinum may elect to convert the Platinum Note at any time, but it is not obligated to convert the Platinum Note until the shares issuable upon conversion of the note are freely tradable pursuant to an effective registration statement or can be sold in any ninety day period without registration under the Securities Act in compliance with Rule 144. Additionally, Platinum may not convert the Platinum Note if the shares issuable upon conversion would result in it beneficially owning in excess of 9.99% of the then outstanding shares of the Company's common stock. However, Platinum may waive this condition upon giving 61 days’ notice to the Company.

In connection with the issuance of the Platinum Note, the Company issued to Platinum a three-year warrant to purchase 825,574 shares of the Company’s common stock at an exercise price of $2.50 per share.  The warrant expires on May 5, 2014, and becomes exercisable upon Platinum’s conversion of the Platinum Note and is exercisable for one-fourth (1/4) of the number of shares issued in the conversion. The Company valued the warrant at a fair value of $0.69 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $1.58; risk-free rate – 0.96%; volatility – 85%; contractual term – 3.00 years.

The Company evaluated the extension of the maturity date of the Platinum Note along with the issuance of the new three-year warrant and determined that the modifications are to be accounted for as a troubled debt restructuring on a prospective basis.  The Company has recorded a discount of $908,920 to the Original Platinum Notes which is equal to the incremental fair value of the note conversion feature and the fair value of the new warrant.  The note discount is being amortized as non-cash interest expense over the remaining term of the Platinum Note using the effective interest method.  The effective annual interest rate of the extended Platinum Note is 17.3%, based on the amortization of the note discount, the stated interest rate, and the note term.

Warrant liability

The warrants issued with the Original Platinum Notes included certain exercise price adjustment features and accordingly were not deemed to be indexed to the Company’s common stock. On April 1, 2009, the Company recorded the estimated fair value of the warrant liability of $151,281 as a non-current liability in the consolidated balance sheet. Changes in the estimated fair value of the warrant liability were recorded in other income (expense) in the consolidated statement of operations. The Company continued to record adjustments to the fair value of the warrants until the closing of the Merger on May 11, 2011, when the amended warrants no longer contained the exercise price adjustment features, at which time the warrants were deemed to be indexed to the Company’s common stock and therefore no longer treated as a liability.  The warrant liability was recorded at its fair value of $424,069 at May 11, 2011, which resulted in a non-cash expense of $7,014 to other income (expense) in the three-month period ended June 30, 2011.  As of May 11, 2011, $424,069, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

August 2010 Short-Term Notes

In August 2010, the Company issued short-term, non-interest bearing, unsecured promissory notes (the “August 2010 Short-Term Notes”) having an aggregate principal amount, as adjusted, of $1,120,000, for a purchase price of $800,000.  In connection with the 2011 Private Placement, as described in Note 1, a total of $840,000 of the aggregate principal amount of the August 2010 Short-Term Notes, plus a note cancellation premium of $94,500, were converted into 534,000 Units consisting of 534,000 shares of the Company’s common stock and  three-year warrants to purchase 133,500 shares of the Company’s common stock at an exercise price of $2.50 per share; $105,000 of such amount was converted into a long-term note issued to Cato Holding Company; and $175,000 of such amount was not converted.  In April 2011, the Company and the holder of the $175,000 note amended the note, whereby the Company paid $50,000 of the note balance within three days of the closing of the 2011 Private Placement, and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  The amended note bears interest at 7% per annum. The note cancellation premium was recorded as interest expense.  In September 2011, the Company and the holder agreed to further modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance.

7% Notes payable to Officer and Directors for consulting services

On May 11, 2011, and concurrent with the Merger, the 7% note payable to a Director for principal and accrued interest totaling $14,362, plus a $5,138 note cancellation premium, was converted into 11,142 shares of common stock and a three-year warrant to purchase 2,785 shares of common stock at an exercise price of $2.50 per share.  The related note cancellation premium was recorded as interest expense. Also, on May 11, 2011, the 7% note payable to an Officer and Director including principal and accrued interest totaling $35,999 was paid.

Issuance of Long-Term Promissory Note and Cancellation of Note Payable to Cato BioVentures under line of credit and partial cancellation of August 2010 Short-Term Notes

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") or its affiliates were consolidated into a single note, in the principal amount of $352,273.  Additionally, CHC released certain security interests in the Company’s personal property.  The CHC note bears interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company is to make six monthly payments of $10,000 each beginning June 1, 2011; and thereafter will make payments of $12,500 monthly until the note is repaid in full. The Company may prepay the outstanding balance under this note in full or in part at any time during the term of this note without penalty.

Issuance of Long-Term Notes and Cancellation of Amounts Payable

On February 25, 2011, the Company issued to Burr, Pilger, and Mayer, LLC (“BPM”) an unsecured promissory note in the principal amount of $98,674 for amounts payable in connection with valuation services provided to the Company by BPM.  The BPM note bears interest at the rate of 7.5% per annum and has payment terms of $1,000 per month, beginning March 1, 2011 and continuing until all principal and interest are paid in full.  In addition, a payment of $25,000 shall be due upon the sale of the Company or upon the Company completing a financing transaction of at least $5 million, with the payment increasing to $50,000 (or the amount then owed under the note, if less) upon the Company completing a financing of over $10 million.

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins. The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5 million or more, then the Company shall make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of this note. In connection with issuance of this note, the Company issued 39,600 shares of restricted common stock to Desjardins which, at the time of issuance, had a value of $1.75 per share.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5 million or more, then the Company shall make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of this note. In connection with issuance of this note, the Company issued 100,000 shares of restricted common stock to McCarthy which had a value, at the time of issuance, of $1.75 per share.

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, entered into Amendment No. 1 to the Morrison & Foerster Note (“Amendment No. 1”).  Under this Amendment No. 1, the principal balance of the Morrison & Foerster note was increased to $2,200,000, with an additional payment of $100,000 due within three business days of the date of Amendment No. 1, which amount has been paid. The Morrison & Foerster note bears interest at 7.5% and principal will be due, along with all accrued but unpaid interest on the earliest of (i) March 31, 2016, (ii) the consummation of a Change of Control, as defined in the Morrison & Foerster note, and (iii) any failure to pay principal or interest when due. The Company is to make payments of $10,000 per month until June 1, 2011 and thereafter will pay $15,000 per month through March 31, 2012, $25,000 per month through March 31, 2013, and $50,000 per month through maturity.  In addition, the Company will make payments equal to five percent (5%) of the net proceeds of any equity financing closed during the term of this note until all outstanding principal and interest is paid in full.  If the Company prepays the entire amount due by December 31, 2012, however, the amount of such payment shall be reduced by ten percent (10%), up to a maximum of $100,000. In connection with Amendment No. 1, the Company issued 200,000 shares of restricted common stock to Morrison & Foerster which had a value, at the time of issuance, of $1.75 per share. In addition, the Company reduced the exercise price of the common stock warrants previously issued to Morrison & Foerster from $3.00 to $2.00 per share. The change in the fair value of the warrants was recorded as a note discount and a corresponding increase in additional paid-in capital.

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

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.3 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized NIH grant revenue related to AV-101 in the amounts of $257,000 and $731,000 in the three month and six month periods ended September 30, 2011, respectively, and $313,000 and $960,000 in the three month and six month periods ended September 30, 2010, respectively.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. ("CRL"), a global contract research and development organization, or CRO. CRL has provided the Company with access to essential CRO services supporting its AV-101 preclinical and clinical development programs. The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $221,000 and $659,000 in the three month and six month periods ended September 30, 2011, respectively, and $78,000 and $214,000 in the three month and six month periods ended September 30, 2010, respectively.

7.  Common Stock

On April 29, 2011, the Company issued 157,143 shares of its common stock at a per share price of $1.75 as a prepayment for CRO services to be performed by CRL during 2011.

In December 2010, the Company agreed to issue 700,000 shares of common stock, valued at $1.50 per share, related to its execution of the second amendment to its SRCA with UHN, which amendment extended the duration and significantly expanded the scope of the parties’ strategic stem cell research collaboration. Such shares were issued in May 2011. In April 2011, the Company agreed to issue to UHN 100,000 shares of its common stock valued at $1.75 per share in conjunction with its execution of the third amendment to the SRCA, which amendment further expanded the scope of the Company's rights under the SRCA. Such shares were issued in May 2011.

On May 10, 2011, the Company issued 75,000 shares of common stock, valued at $1.75 per share, to a strategic consultant for services rendered.

As discussed in Notes 1 and 5, the Company also issued shares of its common stock in connection with (i) the 2011 Private Placement, (ii) the conversion of its preferred stock and certain convertible promissory notes issued from 2006 through 2010 in connection with the Merger, and (iii) the conversion of accounts payable into long-term notes.

The following table provides a roll-forward of the number of outstanding shares of the Company’s common stock from March 31, 2011 through September 30, 2011, reflecting the impact of the Merger and other transactions described in the footnotes to these condensed consolidated financial statements.  As described in Note 1, as a result of the Merger, the business of VistaGen became the business of Excaliber and after the Merger, Excaliber changed its name to “VistaGen Therapeutics, Inc.”.

	Excaliber Enterprises, Ltd.	VistaGen Therapeutics, Inc.

Common stock outstanding at March 31, 2011	5,848,707	3,672,110

Shares repurchased from stockholders	(5,064,207)	-

Shares issued in 2011 Private Placement	-	2,216,106
Shares issued upon conversion of convertible
promissory notes	-	3,528,290
Shares issued upon conversion of all series of
preferred stock	-	2,884,655
Shares issued to UHN under the SRCA	-	800,000
Shares issued for services	-	571,743

Common stock outstanding at Merger	784,500	13,672,904

Common stock issued for VistaGen common	6,836,452	(13,672,904)

Common stock outstanding post-Merger	7,620,952	-

Two-for-one forward stock split	7,620,952

Common stock outstanding at September 30, 2011	15,241,904

8.  Related Party Transactions

Cato Holding Company dba Cato BioVentures ("CBV"), the parent of CRL, is currently the Company’s largest equity investor, holding common stock and warrants to purchase common stock. Prior to conversion of the 2006/2007 Notes and the August 2010 Short-Term Notes, and the conversion of  preferred stock into shares of common stock on May 11, 2011,  CBV held 2006/2007 Notes, August 2010 Short-Terms Notes, and a majority of the Company's Series B-1 preferred stock. Shawn Singh, the Company’s Chief Executive Officer and member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 5, Convertible Promissory Notes and Other Notes Payable, in April 2011, CBV loaned the Company $352,273 under a promissory note.  During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, under which the Company incurred expenses of $221,000 and $659,000 in the three month and six month periods ended September 30, 2011, respectively, and $78,000 and $214,000 in the three month and six month periods ended September 30, 2010, respectively, the majority of which were reimbursed under the NIH grant.  Total interest expense on notes payable to CBV was $6,000 and $73,000 in the three month and six month periods ended September 30, 2011, respectively, and $22,000 and $44,000 in the three month and six month periods ended September 30, 2010, respectively, with the majority of amounts reported for all periods prior to May 2011 converted to equity. On April 29, 2011, the Company issued 157,143 common shares, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.

Prior to his appointment as one of the Company’s officers (on a part-time basis) and directors, in April 2003, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,419. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $35,999 (see Note 5, Convertible Promissory Notes and Other Notes Payable). Upon the approval by the Board of Directors, in December 2006, the Company accepted a full-recourse promissory note in the amount of $103,411 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of the Company’s common stock. The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the U.S. Securities Exchange Act of 1934.  On May 11, 2011, in connection with the Merger, the $128,185 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,360 from Franklin Rice, its former Chief Financial Officer and a former director of the Company in exchange for his exercise of options to purchase 52,681 shares of the Company’s common stock.  The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the U.S. Securities Exchange Act of 1934.  On May 11, 2011, in connection with the Merger, the $56,979 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.

The Company previously engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of the Company’s common stock, of which he has exercised warrants to purchase for 18,568 shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,004.  On May 11, 2011, the $14,362 balance of the note and related accrued interest plus a note cancellation premium of $5,138 was converted to 11,142 shares of the Company’s common stock and a three-year warrant to purchase 2,785 shares of common stock at an exercise price of $2.50 per share.

See Note 5, Convertible Promissory Notes and Other Notes Payable, for a summary of convertible promissory notes and other notes payable to related parties.

9.  Subsequent Events

Restructure of Note Receivable from 2011 Private Placement

In October 2011, the Company restructured the terms of the $500,000 short term promissory note received by the Company in conjunction with the 2011 Private Placement (see Note 1, History and Organization).  The note now bears interest at 5% per annum.  The maturity date has been extended to September 1, 2012 and the revised terms require payments to the Company as follows:

(a)	one payment of $50,000 on or before October 31, 2011, which payment has been received;
(b)	nine payments of $50,000 on or before the first day of each month commencing December 1, 2011 and ending August 1, 2012; and
(c)	one final payment equal to the remaining balance of principal and interest due on or before September 1, 2012.

Exercise of Warrants and Additional Sales of Units

During October 2011, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase the Company’s common stock at a discount of up to 50% of the original exercise price of their warrants, if their commitment to exercise their warrants on a discounted basis occurs prior to November 18, 2011 and their exercise documents and proceeds are received by November 30, 2011. As of November 4, 2011, the Company had issued 734,665 shares of its common stock as a result of such warrant exercises and received cash proceeds totaling $849,818.  In addition, the Company issued 48,366 shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of outstanding indebtedness to such holders totaling an aggregate of $56,126.

Additionally, during October 2011, the Company initiated a follow-on private placement of Units.  Each Unit is priced at $1.75 and consists of one share of the Company’s common stock and a three-year warrant to purchase one-fourth (1/4) of one share of the Company’s common stock at an exercise price of $2.50 per share. Through November 4, 2011, the Company had sold a total of 49,285 Units for aggregate gross proceeds of $86,249.  Certain of the warrants included in the Units sold in this follow-on private placement were immediately exercised under the discounted exercise program discussed in the preceding paragraph.

Special Meeting of Stockholders

On October 28, 2011, the Company held a Special Meeting of its stockholders at which the Company’s stockholders approved a proposal to amend the Company’s Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400,000,000 shares to 200,000,000 shares, (2) authorize the Company to issue up to 10,000,000 shares of preferred stock, and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

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

Merger

We were incorporated in Nevada on October 6, 2005.  VistaGen Therapeutics, Inc. was incorporated in California on May 26, 1998.  On May 11, 2011, we acquired all outstanding shares of VistaGen Therapeutics, Inc., for 6,836,452 shares of our common stock (the “Merger”). After the Merger we changed our name to “VistaGen Therapeutics, Inc.”  For financial reporting purposes, VistaGen was treated as the accounting acquirer in the Merger.  Accordingly, the financial statements in this report represent the activity of VistaGen (the California corporation) from May 26, 1998, and the financial statements of VistaGen (the California corporation) consolidated with our financial statements (the Nevada corporation) from May 11, 2011 forward.

Overview

We are a biotechnology company applying human pluripotent stem cell technology for drug rescue and cell therapy.

Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants (“drug rescue variants”) of promising small molecule drug candidates that pharmaceutical companies have discontinued during preclinical or early clinical development (“put on the shelf”) due to heart or liver toxicity. We anticipate that our stem cell technology platform, Human Clinical Trials in a Test Tube tm, will allow us to assess the heart and liver toxicity profile of new drug candidates with greater speed and precision than nonclinical in vitro techniques and technologies currently used in the drug development process.  Our drug rescue model is designed to leverage both the pharmaceutical company’s prior investment in preclinical development of once-promising drug candidates put on the shelf and the predictive toxicology and drug development capabilities of our Human Clinical Trials in a Test Tube tm platform.

Our Human Clinical Trials in a Test Tube tm platform is based a combination of proprietary and exclusively licensed stem cell technologies, including technologies developed over the last 20 years by Canadian scientist, Dr. Gordon Keller, and Dr. Ralph Snodgrass, VistaGen’s founder and our President and Chief Scientific Officer. Dr. Keller is currently the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto. Dr. Keller’s research is focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from pluripotent stem cells, including heart cells and liver cells that can be used in our biological assay systems (drug screening systems) for drug rescue. Dr. Snodgrass has nearly 20 years of experience in both academia and industry in the development and application of stem cell differentiation systems for drug discovery and development.

With mature heart cells produced from stem cells, we have developed CardioSafe 3D ™, a three-dimensional (“3D”) bioassay system. We believe CardioSafe 3D ™ is capable of predicting the in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are tested in humans. Our immediate goal is to leverage CardioSafe 3D ™ to generate and monetize a pipeline of small molecule drug candidates through drug rescue collaborations. We intend to expand our drug rescue capabilities by developing LiverSafe 3D ™, a human liver cell-based toxicity and metabolism bioassay system.

In parallel with our drug rescue activities, we plan to advance pilot nonclinical development of cell therapy programs focused on heart, liver and cartilage repair, as well as autologous bone marrow transplantation. Each of these cell therapy programs is based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tube tm platform.

With grant funding from the U.S. National Institutes of Health (“NIH”), we are also developing AV-101, an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market. AV-101 is currently in Phase I development in the U.S. for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded over $8.9 million of grant funding from the NIH for preclinical and Phase I clinical development of AV-101.

Our plan is to acquire rights to drug candidates that third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies have put on the shelf due to heart or liver toxicity, collaborate with contract medicinal chemistry and preclinical development service companies, and generate a pipeline of proprietary small molecule drug rescue variants which may be as effective and commercially promising as the third-party’s original (toxic) drug candidate but without the toxicity that caused it to be put on the shelf.  We plan to have economic participation rights in each drug candidate that we generate in connection with our drug rescue programs.

Financial Operations Overview

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 8-K/A, as filed with the United States Securities and Exchange Commission on August 12, 2011, and in Note 3 to the accompanying unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues   Revenues were $316,000 for the quarter ended September 30, 2011, a decrease from $400,000 for the quarter ended September 30, 2010. The decrease is the result of a decrease in NIH grant revenue of $56,000 and a decrease in grant revenue from the California Institute of Regenerative Medicine ("CIRM") of $47,000 due to decreases in direct labor and third party billable expense reimbursements related to the rescheduling of certain grant-funded work to future periods and the winding down of the CIRM grant as of September 30, 2011.  These decreases were partly offset by other NIH subcontract grant revenue of $20,000.

Research and Development Expenses

Research and development expenses totaled $1,227,000 for the quarter ended September 30, 2011, an increase from $692,000 for the quarter ended September 30, 2010.  This increase is primarily due to $232,000 in costs incurred to develop new NIH grant applications; an increase of $78,000 in expense related to our stem cell research collaboration with Dr. Gordon Keller’s laboratory at UHN; $23,000 incurred in connection with a new stem cell research collaboration with Chantest; and a $128,000 increase in our costs related to our stem cell technology licenses.

General and Administrative Expenses

General and administrative expenses were $895,000 for the quarter ended September 30, 2011, compared with $570,000 from the quarter ended September 30, 2010. We have incurred increased expenses related to additional employee headcount, consulting costs and professional fees, including substantial legal and accounting fees, related to becoming a public company.  In addition, we have expanded our business development initiatives.  General and administrative expense related to stock-based compensation for the quarter ended September 30, 2011 increased by $101,000 in comparison to the prior year.

Other Expenses, Net

Other expenses for the quarter ended September 30, 2011, totaled $451,000, a decrease from $708,000 for the quarter ended September 30, 2010.  In both periods, other expense was composed primarily of interest expense.  The decrease results primarily from the conversion of convertible promissory notes into equity during the prior quarter.

Comparison of Six Months Ended September 30, 2011 and 2010

Revenues   Revenues were $871,000 for the six months ended September 30, 2011, a decrease of $262,000 from $1,133,000 for the six months ended September 30, 2010.  NIH grant revenue decreased by $229,000 due to decreases in direct labor and third party billable expense reimbursements related to the rescheduling of certain AV-101 grant-funded work to future periods.  Grant revenue from the California Institute of Regenerative Medicine ("CIRM") project decreased by $94,000 as the grant reached completion at September 30, 2011.  These decreases were offset by other NIH subcontract grant revenue of $61,000.

Research and Development Expenses

Research and development expenses totaled $2,255,000 for the six months ended September 30, 2011, an increase of $888,000 compared with $1,367,000 for the six months ended September 30, 2010.  Key components of the increase include: the issuance of $175,000 in (non-cash) stock-based compensation to UHN, our key stem cell research partner, to further expand the scope and duration of our rights under our long term strategic stem cell research collaboration agreement; costs of $232,000 to develop new NIH grant applications; an increase of $221,000 in costs related to Phase 1 development of AV-101; collaborative research cost increases with UHN and others of $129,000; and technology license cost increases totaling $76,000.

General and Administrative Expenses

General and administrative expenses were $2,021,000 for the six months ended September 30, 2011, an increase of $931,000 from the $1,090,000 reported for the six months ended September 30, 2010.  During the six months ended September 30, 2011, we have incurred increased expenses related to additional employee headcount, consulting costs and professional fees, including substantial legal and accounting fees related to becoming a public company, and we have expanded our business development initiatives.  General and administrative expense related to stock-based compensation for the first half of fiscal 2012 has increased by $120,000 in comparison to the prior year.  Additionally, in conjunction with the May 11, 2011 Merger transaction we recorded $185,000 of additional employee compensation expense related to the cancellation of certain notes receivable from Officers.

Other Expenses, Net

Other expenses, net totaled $1,260,000 for the six months ended September 30, 2011, compared to $1,229,000 for the six months ended September 30, 2010, and for both periods was composed primarily of interest expense.  Cash interest expense increased by $83,000, primarily as a result of the new notes issued for accounts payable during fiscal 2011 and earlier in fiscal 2012.  Non-cash interest expense, which includes amortization of note discounts, decreased by $140,000, primarily as a result of the Platinum Note modifications and the conversion of other notes into equity in May 2011.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $94,523.  See Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q regarding additional capital the Company has raised through exercises of warrants to purchase shares of its common stock and the sale of additional units of its common stock since that date.

Since its inception in May 1998, VistaGen has financed its operations and technology acquisitions primarily through the issuance and sale of equity securities for cash consideration and convertible promissory notes and short-term promissory notes, as well as from government research grant awards and strategic collaboration payments.

On May 11, 2011, immediately prior to the Merger (see Note 1 to the accompanying condensed consolidated financial statements), we sold 2,216,106 Units in the 2011 Private Placement.  The Units were sold at a price of $1.75 per Unit and consisted of one share of common stock and one warrant entitling the holder to purchase one-fourth (1/4) of one share of our common stock at an exercise price of $2.50 per share.  The warrants, which collectively allow for the purchase of 554,013 shares of our common stock, expire on May 11, 2014.  Proceeds from the sale of the Units were $2,369,194 in cash, a $500,000 note due on September 6, 2011, cancellation of $840,000 of our short-term notes which were payable on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable.  At September 30, 2011, the $500,000 promissory note due on September 6, 2011 remained unpaid.  In October 2011, we restructured the note to require a series of payments through September 2012 (see Note 9 to the accompanying condensed consolidated financial statements),

At the time of the Merger, (i) outstanding convertible promissory notes in the amount of $6,174,793, including principal and accrued interest, and (ii) all 2,884,655 outstanding shares of VistaGen preferred stock were converted into shares of VistaGen common stock.  The holders of the notes that converted and all holders of the VistaGen preferred stock exchanged their VistaGen securities for an aggregate of 3,206,471 shares of our common stock, which shares were part of the 6,836,452 shares of our common stock issued for the outstanding shares of VistaGen's common stock.

We believe our current cash and cash equivalents, including the cash proceeds from the warrant exercises and unit sales described in Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q will not enable us to fund our operations through the next twelve months.  We anticipate that our cash expenditures during the next twelve months will be approximately $7 million. However, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, pilot preclinical cell therapy initiatives, and clinical development of AV-101, as well as support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs to increase. In the past, we have relied primarily on government grant awards, private placements of our debt and equity securities, and strategic collaborations to meet our operating budget and achieve our business objectives, and we plan to continue that practice in the future. The economic conditions during 2010 and continuing in 2011, including the tightening of available funding in the financial markets, delayed the extent of advancement on our stem cell technology and clinical development programs.  Although we have been successful in the past with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts or on terms favorable to us, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six months ended
	September 30,
	2011	2010

Net cash used in operating activities	$(1,789)	$(769)
Net cash used to purchase equipment	$(8)	$(5)
Net cash provided by financing activities, including sale of Units in 2011 and issuance of notes and warrants in 2010	$1,752	$1,018

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 6.    EXHIBITS

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

VISTAGEN THERAPEUTICS, INC.
/s/ Shawn K. Singh
Shawn K. Singh
Chief Executive Officer (Principal Executive Officer)

/s/ Jerrold D. Dotson
Jerrold D. Dotson
Acting Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2011