Form 10-Q
period 2011-12-31
VistaGen Therapeutics, Inc.
filed 2012-02-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

    As of February 13, 2012, 16,506,511 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2011

-i-

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2011	2011
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$166,421	$139,343
Unbilled contract payments receivable	7,779	42,216
Prepaid expenses	107,726	23,251
Total current assets	281,926	204,810
Property and equipment, net	86,647	87,728
Security deposits and other assets	31,144	31,144
Total assets	$399,717	$323,682

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,041,439	$1,767,085
Accrued expenses	452,832	1,421,906
Notes payable and accrued interest	564,767	160,921
Notes payable and accrued interest to related parties	107,945	50,361
Put option and note term extension option liabilities	-	90,749
Capital lease obligations	18,149	30,141
Non-interest bearing promissory notes, net, including $525,000 to related parties	-	1,105,730
Deferred revenues	33,035	78,777
Convertible promissory notes, including $947,368 to related parties at March 31, 2011 - current portion	-	4,809,183
Accrued interest on convertible promissory notes	-	1,310,833
Total current liabilities	2,218,167	10,825,686
Non-current liabilities:
Notes payable and accrued interest	2,715,956	2,106,232
Notes payable and accrued interest to related parties	159,630	210,788
Convertible promissory notes, net of current portion	-	3,325,989
Accrued interest on convertible promissory notes	-	585,437
Accrued officers’ compensation	56,986	56,986
Capital lease obligations	11,286	4,517
Accounts payable	-	1,140,646
Warrant liability	-	417,054
Total non-current liabilities	2,943,858	7,847,649
Total liabilities	5,162,025	18,673,335
Commitments and contingencies
Preferred stock, no par value; no shares authorized at December 31, 2011; 20,000,000 shares authorized at March 31, 2011; no shares issued and outstanding at December 31, 2011; 2,884,655 shares issued and outstanding at March 31, 2011	-	14,534,811
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2011; no shares authorized at March 31, 2011; 437,055 Series A shares issued and outstanding at December 31, 2011; no shares issued and outstanding at March 31, 2011	437	-
Common stock, $0.001 par value; 200,000,000 and 75,000,000 shares authorized at December 31, 2011 and March 31, 2011, respectively; 18,512,506 and 5,241,110 shares issued at December 31, 2011 and March 31, 2011, respectively	16,429	5,241
Additional paid-in capital	50,691,191	9,867,355
Treasury stock, at cost, 2,083,858 shares of common stock held at December 31, 2011; no shares held at March 31, 2011	(3,231,670)	-
Notes and other receivables from sale of common stock to and upon exercise of warrants by others at December 31, 2011 and upon exercise of options and warrants by related parties at March, 31, 2011	(498,129)	(184,083)
Deficit accumulated during development stage	(51,740,566)	(42,572,977)
Total stockholders’ deficit	(4,762,308)	(32,884,464)
Total liabilities, preferred stock and stockholders’ deficit	$399,717	$323,682

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					May 26, 1998
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
Revenues:
Grant revenue	$2,365	$584,772	$873,269	$1,718,269	$12,293,822
Collaboration revenue	-	-	-	-	2,283,618
Other	-	-	-	-	1,123,494
Total revenues	2,365	584,772	873,269	1,718,269	15,700,934
Operating expenses:
Research and development	1,305,585	446,811	3,560,999	1,813,509	24,297,267
Acquired in-process research and development	-	-	-	-	7,523,179
General and administrative	1,547,942	2,665,110	3,569,130	3,754,936	25,690,609
Total operating expenses	2,853,527	3,111,921	7,130,129	5,568,445	57,511,055
Loss from operations	(2,851,162)	(2,527,149)	(6,256,860)	(3,850,176)	(41,810,121)
Other expenses, net:
Interest expense, net	(455,525)	(1,009,469)	(1,637,644)	(2,251,058)	(9,185,937)
Change in put and note extension option and warrant liabilities	-	144,070	(77,984)	156,956	418,478
Loss on early extinguishment of debt	(1,193,500)	-	(1,193,500)	-	(1,193,500)
Other income	-	-	-	-	47,323
Loss before income taxes	(4,500,187)	(3,392,548)	(9,165,988)	(5,944,278)	(51,723,757)
Income taxes	-	-	(1,600)	(1,600)	(16,809)
Net loss	$(4,500,187)	$(3,392,548)	$(9,167,588)	$(5,945,878)	$(51,740,566)

Basic and diluted net loss per common share	$(0.28)	$(0.65)	$(0.65)	$(1.13)
Weighted average shares used in computing basic and diluted net loss per common share	16,035,861	5,240,110	14,139,007	5,240,110

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			May 26, 1998
			(Inception)
	Nine Months Ended		Through
	December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(9,167,588)	$(5,945,878)	$(51,740,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,478	31,986	731,566
Acquired in-process research and development	-	-	7,523,179
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	57,241	57,529	259,239
Amortization of discounts on Platinum notes	908,947	829,816	3,548,636
Amortization of discounts on August 2010 short-term notes	14,270	516,013	572,013
Loss on early extinguishment of debt	1,193,500	-	1,193,500
Change in put and note term extension option and warrant liabilities	77,894	(156,956)	(418,568)
Stock-based compensation	1,447,434	1,221,916	4,210,463
Expense related to modification of warrants	741,663	-	741,663
Fair value of Series C preferred stock, common stock, and warrants granted for services	131,250	-	1,056,642
Consulting services by related parties settled by issuing promissory notes	-	-	44,573
Gain on sale of assets	-	-	(16,748)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	34,437	(8,227)	(7,779)
Prepaid expenses and other current assets	458,117	627,475	455,469
Security deposits and other assets	-	4,500	(31,144)
Accounts payable and accrued expenses	1,267,782	2,108,109	15,009,824
Deferred revenues	(45,742)	(37,168)	33,035
Net cash used in operating activities	(2,847,317)	(750,885)	(16,790,003)

Cash flows from investing activities:
Purchases of equipment, net	(13,364)	(57,754)	(661,750)
Net cash used in investing activities	(13,364)	(57,754)	(661,750)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	2,528,442	-	2,649,246
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,571
Proceeds from exercise of warrants under discounted warrant exercise program	1,037,102		1,037,102
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	-	-	3,700,000
Net proceeds from issuance of 2008/2010 notes and warrants	-	270,000	2,971,815
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	800,000	800,000
Repayment of capital lease obligations	(24,256)	(19,952)	(110,282)
Repayment of notes	(653,529)	(163,000)	(1,228,278)
Net cash provided by financing activities	2,887,759	887,048	17,618,174
Net increase in cash and cash equivalents	27,078	78,409	166,421
Cash and cash equivalents at beginning of period	139,343	200,981	-
Cash and cash equivalents at end of period	$166,421	$279,390	$166,421

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  History and Organization

VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”), a biotechnology company focused on using proprietary pluripotent stem cell technology for drug rescue and cell therapy, was incorporated in California on May 26, 1998 (inception date).  Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005. On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen for 6,836,452 shares of Excaliber’s common stock (“Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen became the business of Excaliber. After the Merger:

•	Shawn K. Singh. J.D., Jon S. Saxe, H. Ralph Snodgrass, Ph.D., Gregory A. Bonfiglio, J.D., and Brian J. Underdown, Ph.D., each a prior director of VistaGen, were appointed as directors of Excaliber;
•	Stephanie Y. Jones and Matthew L. Jones resigned as officers and directors of Excaliber;
•	The following persons were appointed as officers of Excaliber;
o	Shawn K. Singh, J.D., Chief Executive Officer,
o	H. Ralph Snodgrass, Ph.D., President, Chief Scientific Officer, and
o	A. Franklin Rice, MBA, Chief Financial Officer and Secretary;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
•	Excaliber’s directors approved an increase in the shares of common stock Excaliber is authorized to issue from 200 million to 400 million shares, (see Note 7, Capital Stock);
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 784,500 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying Condensed Consolidated Financial Statements.  Additionally, the accompanying Condensed Consolidated Financial Statements retroactively reflect the authorized capital stock and $0.001 par value of Excaliber’s common stock, and the 2 for 1 forward stock split after the Merger.

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

Primary Merger-Related Transactions

Immediately preceding and concurrent with the Merger:

•
VistaGen sold 2,216,106 Units, consisting of one share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen common stock at an exercise price of $2.50 per share, at a price of $1.75 per Unit in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash (“2011 Private Placement”).  See Note 7, Capital Stock, for a further description;

•
Holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling $6,174,793, including principal and accrued but unpaid interest, into 3,528,290 Units.  These Units were the same Units issued in connection with the 2011 Private Placement.  See Note 5, Convertible Promissory Notes and Other Notes Payable; and

•	All holders of VistaGen's then-outstanding preferred stock converted all of their preferred shares into 2,884,655 shares of VistaGen common stock. See Note 7, Capital Stock.

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

Early in the first quarter of calendar 2012, VistaGen began a Phase 1b clinical study of AV-101, a small molecule drug candidate for treatment of neuropathic pain. This study includes testing AV-101 in healthy volunteers using the intradermal capsaicin model of neuropathic pain.  This often-used induced neuropathic pain model will test whether AV-101 will reduce the increased pain sensitivity associated with a small injection under the skin of capsaicin, the material found in chili peppers. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects approximately 1.8 million people in the U.S. alone. To date, VistaGen has been awarded over $8.9 million from the U.S. National Institutes of Health (NIH) for development of AV-101. VistaGen plans to initiate Phase 2 clinical studies of AV-101 in the fourth quarter of 2012, subject to receiving additional government or private foundation grant funding and FDA approval.

The Company is in the development stage and, since inception, has devoted substantially all of its time and efforts to stem cell research and stem-cell based bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising sufficient working capital.

2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2011 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP. The operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2011 contained in its amended report on Form 8-K/A, as filed with the United States Securities and Exchange Commission on August 12, 2011.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through December 31, 2011, the Company has a deficit accumulated during its development stage of $51.7 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At December 31, 2011, the Company had $166,421 in cash and cash equivalents. (See Note 9, Subsequent Events, regarding additional capital the Company has raised through the exercise of warrants since that date.)  The Company does not believe that such cash and cash equivalents, will enable it to fund its operations through the next twelve months. The Company anticipates that its cash expenditures during the next twelve months will be approximately $7 million and it expects to meet its cash needs and fund its working capital requirements through a combination of private placements of its securities, which may include both debt and equity securities, collaborative research and development arrangements, technology license fees and government grant awards. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.  The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from this uncertainty.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, and assumptions that have been used to value warrant modifications and previous put option, note term extension and warrant liabilities.

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

The Company recognizes revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•
Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments.  If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred.  Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if the Company has continuing performance obligations and has no objective and reliable evidence of the fair value of those obligations.  The Company recognizes non-refundable upfront technology access fees under agreements in which it has a continuing performance obligation ratably, on a straight-line basis, over the period in which the Company is obligated to provide services.  Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured.  Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process.  Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

•
Government grants, which support the Company’s research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

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

The Company recorded share-based compensation costs of $468,077 and $1,447,434 for the three and nine month periods ended December 31, 2011, respectively, and $406,921 and $1,221,916 for the three and nine month periods ended December 31, 2010, respectively.  During the nine months ended December 31, 2011, the Company has granted options to purchase an aggregate of 1,020,000 shares of its common stock at exercise prices ranging from $1.75 per share to $2.99 per share to certain of its employees and scientific and business consultants, including members of the Company's Board of Directors and Scientific Advisory Board, and one of the Company’s officers has exercised options to purchase 113,636 shares of its common stock at an exercise price of $0.88 per share.  The Company granted no options and there were no option exercises during the nine month period ended December 31, 2010.  At December 31, 2011, there were options outstanding to purchase 4,806,114 shares of the Company’s common stock at a weighted average exercise price of $1.53 per share.

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

Potentially dilutive securities excluded from diluted net loss per common share are as follows:

	December 31,
	2011	2010
All series of preferred stock issued and outstanding	4,370,550	2,884,655
Outstanding options under the 2008 and 1999 Stock Incentive Plan and 1998 Scientific Advisory Board Plan	4,806,114	3,949,153
Outstanding warrants to purchase common stock	3,451,728	2,265,600
Total	12,628,392	9,099,408

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

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Put option and note term extension option liabilities	$-	$-	$-	$-
Warrant liability	$-	$-	$-	$-
March 31, 2011:
Put option and note term extension option liabilities	$90,749	$-	$-	$90,749
Warrant liability	$417,054	$-	$-	$417,054

During the three and nine month periods ended December 31, 2011 and 2010, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 put option and note term extension option liabilities and warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option and Note Term Extension Option Liabilities	Warrant Liability	Total
Balance at March 31, 2011	$90,749	$417,054	$507,803
Marked to market loss included in net loss	70,970	7,014	77,984
Reclassification of liability to note discount upon modification of Platinum Notes	(161,719)	-	(161,719)
Reclassification of remaining warrant liability to equity	-	(424,068)	(424,068)
Balance at December 31, 2011	$-	$-	$-

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

No assets or other liabilities were carried at fair value at December 31, 2011 or March 31, 2011.

5.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the activity for the Company’s unsecured convertible promissory notes and other notes payable for the nine months ended December 31, 2011:
	Balance					Conversion to Exchange	Balance	Accrued Interest
	3/31/2011	Additions	Payments	Amortization	Reclassifications	for Equity	12/31/2011	12/31/2011

Convertible Promissory Notes:
2006/2007 Notes	$1,837,368	$-	$-	$-	$-	$(1,837,368)	$-	$-
Platinum Notes	4,000,000	-	-	-	-	(4,000,000)	-	-
Note discounts	(674,011)	(908,920)	-	908,947	-	673,984	-	-
Platinum Notes, net	3,325,989	(908,920)	-	908,947	-	(3,326,016)	-	-
2008/2010 Notes	2,971,815	-	-	-	-	(2,971,815)	-	-
Total convertible
promissory notes, net	$8,135,172	$(908,920)	$-	$908,947	$-	$(8,135,199)	$-	$-
Non-interest bearing promissory notes
August 2010 Short-Term Notes	$1,120,000	$-	$-	$-	$(280,000)	$(840,000)	$-	$-
Note discount	(14,270)	-	-	14,270	-	-	-	-
Non-interest bearing notes, net	$1,105,730	$-	$-	$14,270	$(280,000)	$(840,000)	$-	$-
Other Notes Payable
Related parties:
7% Notes payable to Officer and
Directors for legal and consulting
services (1)	$34,423	$5,138	$(26,419)	$-	$-	$(13,142)	$-	$-
7 % Note payable to Cato Holding Co.	-	90,787	(72,500)	-	115,370	-	133,657	1,743
Note discount	-	(35,903)	-	8,448	-	-	(27,455)	-
Total current notes
payable to related parties	$34,423	$60,022	$(98,919)	$8,448	$115,370	$(13,142)	$106,202	$1,743
Notes payable to Cato
BioVentures under line of credit, non-current	$170,000	$-	$-	$-	$(170,000)	$-	$-	$-
7 % Note payable to Cato Holding Co.
non-current	$-	$-	$-	$-	$159,630	$-	159,630	$-
Accrued officer’s compensation
Non-interest bearing notes payable to
Officer for deferred salary	$56,986	$-	$-	$-	$-	$-	$56,986	$-
Unrelated parties, current portion:
7.0% Notes payable	$-	$5,621	$(96,125)	$-	$175,000	$-	$84,496	$357
7.5% Notes payable to vendors for accounts
payable converted to
notes payable:
Burr, Pilger, Mayer	5,590	-	-	-	(467)	-	5,123	-
Desjardins	-	-	-	-	59,256	-	59,256	-
McCarthy Tetrault	-	-	-	-	156,609	-	156,609	-
Morrison Foerster	-	-	-	-	82,136	-	82,136	-
5.5% and 10% Notes payable to
insurance premium financing company	5,401	82,711	(71,485)	-	-	-	16,627	-
10% Notes payable to vendors for
accounts payable converted to notes
payable	140,463	9,442	(54,000)	-	49,656	-	145,561	14,602
Total current notes payable to unrelated
parties	$151,454	$97,774	$(221,610)	$-	$522,190	$-	$549,808	$14,959

Unrelated parties, long term portion:
7.5% Notes payable to vendors for
accounts payable converted to notes
payable:
Burr, Pilger, Mayer	$92,652	$5,534	$(10,000)	$-	$467	$-	$88,653	$-
Desjardins	-	259,325	(28,000)	-	(59,256)	-	172,069	1,475
McCarthy Tetrault	-	548,346	(70,000)	-	(156,609)	-	321,737	3,048
Morrison Foerster	2,133,421	511,691	(225,000)	-	(82,136)	-	2,337,976	7,709
Note discount	(236,617)	(58,692)	-	48,793	-	-	(246,516)	-
7.5% Notes, net	1,989,456	1,266,204	(333,000)	48,793	(297,534)	-	2,673,919	12,232
10% Notes payable to vendors for
accounts payable converted to notes
payable	79,461	-	-	-	(49,656)	-	29,805	-
Total long term notes
payable to unrelated parties	$2,068,917	$1,266,204	$(333,000)	$48,793	$(347,190)	$-	$2,703,724	$12,232

(1) Includes two notes with principal balances of $26,419 and $8,004 and corresponding accrued interest of $9,580 and $6,358, respectively, at March 31, 2011.

Conversion of Convertible Promissory Notes

On May 11, 2011, and concurrent with the Merger:

•
All convertible promissory notes issued by the Company during 2006 and 2007 (except for the Platinum Note) (“2006/2007 Notes”) in the amount of $2,559,584, including principal and accrued interest, were converted into 1,462,559 Units (as described in Note 1, under 2011 Private Placement) consisting of 1,462,559 shares of common stock of the Company and three-year warrants to purchase 365,640 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014.  The associated contingently exercisable warrants, originally issued with the 2006/2007 Notes, became exercisable for 1,049,897 shares of common stock at an exercise price of $1.75 per share.

•
All convertible promissory notes issued by the Company during the period from 2008 through 2010 (except for the Platinum Note) (“2008/2010 Notes”) in the amount of $3,615,209, including principal and accrued interest, were converted into 2,065,731 Units consisting of 2,065,731 shares of common stock of the Company and three-year warrants to purchase 516,415 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014. The associated contingently exercisable warrants, originally issued with the 2008/2010 Notes, became exercisable for 848,998 shares of common stock at an exercise price of $2.62 per share.

Platinum Note

May 2011 Amendment

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4.0 million (the “Original Platinum Notes”) to Platinum Long Term Growth VII, LLC (“Platinum”).  On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “Platinum Note”) with a principal balance of $4.0 million ("May 2011 Amendment").  The following paragraphs describe the May 2011 Amendment.  In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the Platinum Note and warrants issued to Platinum were cancelled in exchange for a new series of the Company’s preferred stock.  See Note and Warrant Exchange Agreement below.

As a result of the May 2011 Amendment, the maturity date of the Platinum Note was extended to June 30, 2012 from June 30, 2011.  The Platinum Note bears interest at an annual rate of 10%. Platinum may, in its sole discretion, extend the maturity date of the Platinum Note by one year to June 30, 2013.  The Platinum Note, as amended, will be automatically converted, subject to certain conditions, upon the last to occur of (i) the closing of an equity or equity-based financing or series of equity or equity-based financings after May 1, 2011 resulting in gross proceeds to the Company totaling at least $5.0 million, including the 2011 Private Placement and cancellation of debt not otherwise convertible; and (ii) the Company becoming a publicly traded company ("Qualified Financing").  The number of shares issuable to Platinum upon the automatic conversion of the Platinum Note is determined in accordance with one of the following three formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest  ("Outstanding Balance") as of the closing of the Qualified Financing multiplied by 1.25 and divided by $1.75 per share; (ii) the Outstanding Balance as of the closing of the Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Qualified Financing; or (iii) the Outstanding Balance as of the closing of the Qualified Financing divided by the Company's per share price assuming a pre-Qualified Financing valuation of the Company of $30 million on a fully-diluted basis, subject to certain exclusions.  Under the Platinum Note, the cash payment option previously included in the Original Platinum Notes was eliminated. In the event the Company completed a Qualified Financing prior to December 31, 2011, interest accrued on the Platinum Note from May 5, 2011 through the date of the closing of the Qualified Financing would have been forgiven.

The Platinum Note is voluntarily convertible, at the option of Platinum, at any time prior to a Qualified Financing or its maturity date into shares of common stock that would be determined by multiplying the Outstanding Balance being converted by 1.25 and dividing by the lesser of (i) $1.75 per share; (ii) the per share price in any subsequent equity financing; or (iii) the per share price assuming a $30 million valuation of the Company on a fully diluted basis (subject to certain exclusions).  Platinum may elect to convert the Platinum Note at any time, but it is not obligated to convert the Platinum Note until the shares issuable upon conversion of the note are freely tradable pursuant to an effective registration statement or can be sold in any ninety day period without registration under the Securities Act of 1933, as amended (“Securities Act”), in compliance with Rule 144. Additionally, Platinum may not convert the Platinum Note if the shares issuable upon conversion would result in it beneficially owning in excess of 9.99% of the then outstanding shares of the Company's common stock. However, Platinum may waive this condition upon giving 61 days’ notice to the Company.

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

The Company evaluated the extension of the maturity date of the Platinum Note along with the issuance of the new three-year warrant and determined that the modifications are to be accounted for as a troubled debt restructuring on a prospective basis.  The Company has recorded a discount of $908,920 to the Original Platinum Notes which is equal to the incremental fair value of the note conversion feature and the cash payments option liability and the fair value of the new warrant.  The note discount is being amortized as non-cash interest expense over the remaining term of the Platinum Note using the effective interest method.  The effective annual interest rate of the extended Platinum Note is 17.3%, based on the amortization of the note discount, the stated interest rate, and the note term.

Warrant Liability

The warrants issued with the Original Platinum Notes included certain exercise price adjustment features and accordingly were not deemed to be indexed to the Company’s common stock. On April 1, 2009, the Company recorded the estimated fair value of the warrant liability of $151,281 as a non-current liability in the consolidated balance sheet. Changes in the estimated fair value of the warrant liability were recorded in other income (expense) in the consolidated statement of operations. The Company continued to record adjustments to the fair value of the warrants until the closing of the Merger on May 11, 2011, when the amended warrants no longer contained the exercise price adjustment features, at which time the warrants were deemed to be indexed to the Company’s common stock and therefore no longer treated as a liability.  The warrant liability was recorded at its fair value of $424,068 at May 11, 2011, which resulted in a non-cash expense of $7,014 that was charged to other income (expense) in the three-month period ended June 30, 2011.  As of May 11, 2011, $424,068, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

Note and Warrant Exchange Agreement

On December 29, 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the Platinum Note and outstanding warrants issued to Platinum to purchase an aggregate of 1,599,858 shares of the Company’s common stock were cancelled in exchange for 391,075 shares of the Company’s newly-created Series A Preferred Stock (“Series A Preferred”).  Each share of Series A Preferred is convertible into ten shares of the Company’s common stock (see Note 7, Capital Stock).  The Company issued 231,089 shares of Series A Preferred to Platinum in connection with the note cancellation based on the sum of the $4.0 million principal balance of the Platinum Note plus accrued but unpaid interest through May 11, 2011 ($611,111) adjusted for a 125% conversion premium, net of the $1,719,823 aggregate exercise price of the outstanding 1,599,858 warrants held by Platinum, and a contractual conversion basis of $1.75 per common share, all adjusted for the 1:10 Series A Preferred to common exchange ratio.  An additional 159,986 shares of Series A Preferred were issued to Platinum in connection with the warrant exercise and exchange to acquire the common shares issued upon the warrant exercise.

The Company determined that the cancellation of the Platinum Note and exercise of the warrants pursuant to the Note and Warrant Exchange Agreement should be accounted for as a debt extinguishment.  The Company estimated the fair value of the shares of Series A Preferred stock tendered to Platinum for the cancellation of the Platinum Note under the terms of the agreement at $15.51 per share ($1.55 on a per common share equivalent basis).  The Company recorded a loss of $1,193,500 attributable to the early debt extinguishment, reported in Other expenses, net in the accompanying Condensed Consolidated Statements of Operations.  The loss includes $287,278, calculated using the Black-Scholes Option Pricing Model, representing the incremental fair value of the warrants exercised by Platinum as modified to reduce their exercise price.  (See Discounted Warrant Exercise Program in Note 7, Capital Stock, for a description of the modification of warrant exercise prices and the resulting valuation that occurred during the quarter ended December 31, 2011.)  The common shares issued in connection with the warrant exercise that were exchanged for shares of Series A Preferred Stock are treated as Treasury Stock in the accompanying Condensed Consolidated Balance Sheet at December 31, 2011.

August 2010 Short-Term Notes

In August 2010, the Company issued short-term, non-interest bearing, unsecured promissory notes (the “August 2010 Short-Term Notes”) having an aggregate principal amount, as adjusted, of $1,120,000, for a purchase price of $800,000.  In connection with the 2011 Private Placement, as described in Note 7, a total of $840,000 of the aggregate principal amount of the August 2010 Short-Term Notes, plus a note cancellation premium of $94,500, were converted into 534,000 Units consisting of 534,000 shares of the Company’s common stock and  three-year warrants to purchase 133,500 shares of the Company’s common stock at an exercise price of $2.50 per share; $105,000 of such amount was converted into a long-term note issued to Cato Holding Company; and $175,000 of such amount was not converted.  In April 2011, the Company and the holder of the $175,000 note amended the note, whereby the Company paid $50,000 of the note balance within three days of the closing of the 2011 Private Placement, and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  The amended note bears interest at 7% per annum. The note cancellation premium was recorded as interest expense.  In September 2011, the Company and the holder agreed to further modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance.

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

Issuance of Long-Term Notes and Cancellation of Amounts Payable

On February 25, 2011, the Company issued to Burr, Pilger, and Mayer, LLC (“BPM”) an unsecured promissory note in the principal amount of $98,674 for amounts payable in connection with valuation services provided to the Company by BPM.  The BPM note bears interest at the rate of 7.5% per annum and has payment terms of $1,000 per month, beginning March 1, 2011 and continuing until all principal and interest are paid in full.  In addition, a payment of $25,000 shall be due upon the sale of the Company or upon the Company completing a financing transaction of at least $5.0 million, with the payment increasing to $50,000 (or the amount then owed under the note, if less) upon the Company completing a financing of over $10.0 million.

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins. The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company shall make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note. In connection with issuance of the note, the Company issued 39,600 shares of restricted common stock to Desjardins which, at the time of issuance, had a value of $1.75 per share.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company shall make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note. In connection with issuance of this note, the Company issued 100,000 shares of restricted common stock to McCarthy which had a value, at the time of issuance, of $1.75 per share.

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, entered into Amendment No. 1 to the Morrison & Foerster Note (“Amendment No. 1”).  Under Amendment No. 1, the principal balance of the Morrison & Foerster note was increased to $2,200,000, with an additional payment of $100,000 due within three business days of the date of Amendment No. 1, which amount has been paid. The Morrison & Foerster note bears interest at 7.5% and principal will be due, along with all accrued but unpaid interest on the earliest of (i) March 31, 2016, (ii) the consummation of a Change of Control, as defined in the Morrison & Foerster note, and (iii) any failure to pay principal or interest when due. The Company is to make payments of $10,000 per month until June 1, 2011 and thereafter will pay $15,000 per month through March 31, 2012, $25,000 per month through March 31, 2013, and $50,000 per month through maturity.  In addition, the Company will make payments equal to five percent (5%) of the net proceeds of any equity financing closed during the term of the note until all outstanding principal and interest is paid in full.  If the Company prepays the entire amount due by December 31, 2012, however, the amount of such payment shall be reduced by ten percent (10%), up to a maximum of $100,000. In connection with Amendment No. 1, the Company issued 200,000 shares of restricted common stock to Morrison & Foerster which had a value, at the time of issuance, of $1.75 per share. In addition, the Company reduced the exercise price of the common stock warrants previously issued to Morrison & Foerster from $3.00 to $2.00 per share. The change in the fair value of the warrants was recorded as a note discount and a corresponding increase in additional paid-in capital.

6.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and University Health Network ("UHN") entered a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company is committed to make monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.

Concurrent with the execution of the fourth amendment to the SRCA, the Company and UHN entered into a License Agreement under the terms of which UHN granted the Company exclusive rights to the use of a novel molecule that can be employed in the identification and isolation of mature and immature human cardiomyocytes from pluripotent stem cells, as well as methods for the production of cardiomyocytes from pluripotent stem cells that express this marker. In consideration for the grant of the license, the Company has agreed to make payments to UHN totaling $3.9 million, if, and when, it achieves certain milestones set forth in the License Agreement, and to pay UHN royalties based on the receipt of revenue by the Company attributable to the licensed patents.

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.3 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized NIH grant revenue related to AV-101 in the amounts of $(18,000) (resulting from the subsequent adjustment of an accrual at September 30, 2011) and $714,000 in the three month and nine month periods ended December 31, 2011, respectively, and $264,000 and $1,224,000 in the three month and nine month periods ended December 31, 2010, respectively.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. ("CRL"), a global contract research and development organization, or CRO. CRL has provided the Company with access to essential CRO services supporting its AV-101 preclinical and clinical development programs. The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $360,000 and $1,019,000 in the three month and nine month periods ended December 31, 2011, respectively, and $124,000 and $338,000 in the three month and nine month periods ended December 31, 2010, respectively.

7.  Capital Stock

On April 29, 2011, the Company issued 157,143 shares of its common stock at a per share price of $1.75 as a prepayment for CRO services to be performed by CRL during 2011.

In December 2010, the Company agreed to issue 700,000 shares of common stock, valued at $1.50 per share, related to its execution of the second amendment to its SRCA with UHN as described in Note 6, Licensing and Collaborative Agreements.  Such shares were issued in May 2011. In April 2011, the Company agreed to issue to UHN 100,000 shares of its common stock valued at $1.75 per share in conjunction with its execution of the third amendment to the SRCA, as also described in Note 6.  Such shares were issued in May 2011.

On May 10, 2011, the Company issued 75,000 shares of common stock, valued at $1.75 per share, to a strategic consultant for services rendered.

2011 Private Placement

On May 11, 2011, and immediately preceding the closing of the Merger, VistaGen sold 2,216,106 Units in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash, a $500,000 short-term note receivable due on September 6, 2011, cancellation of $840,000 of short-term notes maturing on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable (“2011 Private Placement”).  The Units were sold for $1.75 per Unit and consisted of one share of common stock and a three-year warrant to purchase one-fourth (1/4) of one share of common stock at an exercise price of $2.50 per share.  Warrants to purchase a total of 554,013 shares of common stock were issued to the purchasers of the Units.  Concurrently, VistaGen issued to its placement agent three-year warrants to purchase 114,284 shares of its common stock at $2.50 per share, and agreed to pay $200,000 in placement agent fees, $150,000 of which amount was paid on May 11, 2011.

In October 2011, the Company restructured the terms of the $500,000 short term promissory note received in conjunction with the 2011 Private Placement.  The note currently bears interest at 5% per annum.  The maturity date has been extended to September 1, 2012 and the revised terms require payments to the Company as follows:

  (a)  one payment of $50,000 on or before October 31, 2011;
(b) nine payments of $50,000 on or before the first day of each month commencing December 1, 2011 and ending August 1, 2012; and
(c) one final payment equal to the remaining balance of principal and interest due on or before September 1, 2012.
The outstanding principal balance of the note receivable at December 31, 2011 is $400,000.

Conversion of Convertible Promissory Notes

On May 11, 2011, concurrent with the Merger, holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling aggregate principal and interest of $6,174,793 into 3,528,290 Units.  These Units were the same Units issued in connection with the 2011 Private Placement.

Conversion of Preferred Stock

On May 11, 2011, concurrent with the Merger, all holders of VistaGen's then-outstanding preferred stock converted all of their preferred shares into 2,884,655 shares of common stock so that, at the completion of the Merger, the Company had no shares of preferred stock outstanding.

Changes in Amounts of Capital Stock Authorized

Effective with the Merger, the Company was authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and no shares of preferred stock.  On October 28, 2011, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to amend the Company’s Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400,000,000 shares to 200,000,000 shares; (2) authorize the Company to issue up to 10,000,000 shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

Series A Preferred Stock

In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred”).  Each share of Series A Preferred is convertible at the option of the holder into ten shares of the Company's common stock.  The Series A Preferred ranks prior to the common stock for purposes of liquidation preference.

The Series A Preferred has no separate dividend rights.  However, whenever the Board of Directors declares a dividend on the common stock each holder of record of a share of Series A Preferred, or any fraction of a share of Series A Preferred, on the date set by the Board of Directors to determine the owners of the common stock of record entitled to receive such dividend (the "Record Date") shall be entitled to receive out of any assets at the time legally available therefore, an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share, or such fraction of a share, of Series A Preferred could be converted on the Record Date.

Except with respect to transactions upon which the Series A Preferred shall be entitled to vote separately as a class, the Series A Preferred has no voting rights. The common stock into which the Series A Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of the Company’s common stock.

In the event of the liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred then outstanding shall be entitled to receive, out of the assets of the Company, an amount per share of Series A Preferred calculated by taking the total amount available for distribution to holders of all the Company's outstanding common stock before deduction of any preference payments for the Series A Preferred, divided by the total of (x), all of the then outstanding shares of the Company's common stock, plus (y) all of the shares of the Company's common stock into which all of the outstanding shares of the Series A Preferred can be converted before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.

At December 31, 2011, there were 437,055 shares of Series A Preferred outstanding, all issued to Platinum under the terms of the Note and Warrant Exchange Agreement described in Note 5 and the Common Stock Exchange Agreement, described below.

Common Stock Exchange Agreement with Platinum

On December 22, 2011, the Company entered into a Common Stock Exchange Agreement (the "Exchange Agreement") with Platinum, pursuant to which Platinum converted 484,000 shares of the Company’s common stock into 45,980 shares of the newly created Series A Preferred (the "Exchange").  Each share of Series A Preferred issued to Platinum is convertible into ten shares of the Company’s common stock.  In consideration for the Exchange, the Series A Preferred received by Platinum in connection with the Exchange is convertible into the equivalent of 0.95 shares of common stock surrendered in connection with the Exchange.  The Company has determined the fair value of the common stock subject to the Exchange to be $1.55 per share and has reflected the 484,000 common shares as treasury stock on that basis in the accompanying Condensed Consolidated Balance Sheet at December 31, 2011.

Fall 2011 Follow-On Offering

Beginning in October 2011, the Company initiated a follow-on private placement of Units.  These Units were essentially the same as the Units issued in connection with the 2011 Private Placement, namely, each Unit was priced at $1.75 and consisted of one share of the Company’s common stock and a three-year warrant to purchase one-fourth (1/4) of one share of the Company’s common stock at an exercise price of $2.50 per share.  The Company sold a total of 63,570 Units and received aggregate cash proceeds of $111,248.

Discounted Warrant Exercise Program

During the quarter ended December 31, 2011, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase the Company’s common stock at a discount of approximately 50% of the original exercise price of their warrants for a limited time (the “Discounted Warrant Exercise Program”).  Through December 31, 2011, warrants to purchase an aggregate of 3,093,396 shares of the Company’s common stock were exercised at reduced exercise prices by warrant holders, including warrants to purchase 1,599,858 shares of common stock exercised by Platinum under the terms of the Note and Warrant Exchange Agreement, as described in Note 5.  The warrants exercised by Platinum were exercised at reduced prices ranging from $0.75 per share to $1.25 per share, compared to original exercise prices ranging from $1.50 per share to $2.50 per share, resulting in proceeds of $1,719,823 which was applied to the reduce the outstanding balance of the Platinum Note and accrued interest under the terms of the Note and Exchange Agreement.

Other investors and service providers exercised warrants to purchase an aggregate of 1,000,997 shares of the Company’s common stock at reduced exercise prices ranging from $0.75 per share to $1.31 per share, compared to original exercise prices ranging from $1.50 per share to $2.625 per share.  In conjunction with these exercises, the Company:

•
issued 937,871 shares of its common stock and received proceeds of $1,075,024, including $976,895 in cash plus amounts receivable aggregating $98,129, which amounts are included in Notes and other receivables from sale of common stock to and upon exercise of warrants by others at December 31, 2011, in the accompanying Condensed Consolidated Balance Sheets (all such amounts receivable had been collected by January 5, 2012);

•
issued 29,426 shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of outstanding indebtedness to such holders totaling an aggregate of $30,128; and

•
issued 33,700 shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of payment for services in the aggregate amount of $41,343 to be performed in the future by such holders.

Additionally, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company (“CHC”), CRL, and certain individual warrant holders affiliated with CHC and CRL (collectively, the “CHC Affiliates”) under the terms of which CHC and the CHC Affiliates exercised warrants to purchase an aggregate of 492,541 shares of the Company’s common stock at reduced exercise prices ranging from $0.88 per share to $1.25 per share, compared to original exercise prices ranging from $1.75 per share to $2.50 per share.  As a result of these warrant exercises, the Company received cash payments of $60,207 in connection with the exercise of warrants to purchase 68,417 shares and, in lieu of cash payments for the remainder of the warrants to purchase 424,124 shares, CHC and CRL agreed to the satisfaction of outstanding indebtedness to CRL in the amount of $245,278 and pre-payment for future services in the amount of $226,449.

The Company determined that the increase in the fair value of the warrants exercised as a result of the Discounted Warrant Exercise Program was $618,352, of which $287,278 is a component of the loss on debt extinguishment related to the conversion of the Platinum Note, as described in Note 5, $101,233 is attributable to the modifications of the CHC  and CHC Affiliates warrants and reflected in research and development expense, and $229,841 is reflected in general and administrative expense for the quarter ended December 31, 2011 in the accompanying Condensed Consolidated Statements of Operations.  The warrants subject to the exercise price modifications were valued at the inception of the Discounted Warrant Exercise Program using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$2.60	$2.60
Exercise price per share	$1.50 - $2.625	$0.75 - $1.31
Risk-free interest rate	0.18% - 0.45%	0.02%
Expected term (years)	0.90 - 3.25	0.25
Volatility	65.7% - 82.8%	41.1%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.30	$1.50

The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the modification or the closest subsequent date on which there was quoted trading reported.  Because of its short history as a public company, the Company has estimated volatility based on the historical volatilities of a peer group of public companies over the expected term of the option.  The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of the modification for the term corresponding with the expected term of the warrant.  The expected dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

Other Warrant Modifications

In December 2011, the Company entered into a consulting agreement with a strategic consultant for general and capital markets advisory services.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 384,184 shares of its common stock.  The Company determined that the increase in the fair value of the modified warrants was $397,538, which is reflected in general and administrative expense for the quarter ended December 31, 2011 in the accompanying Condensed Consolidated Statements of Operations.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$2.99	$2.99
Exercise price per share	$2.25 - $3.00	$1.125 - $1.50
Risk-free interest rate	0.02% - 0.29%	0.29%
Expected term (years)	0.53 – 2.39	2.39
Volatility	69.4 – 81.0%	81.0%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.00	$2.03

In December 2011, the Company also entered into a consulting agreement with an individual for strategic consulting services to be performed as requested by the Company’s Chief Executive Officer.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 23,138 shares of its common stock and will pay the consultant $1,000 per month for the period June 2012 through December 2012.  The Company determined that the increase in the fair value of the modified warrants was $13,052, which is reflected in general and administrative expense for the quarter ended December 31, 2011 in the accompanying Condensed Consolidated Statements of Operations.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$3.05	$3.05
Exercise price per share	$1.75 - $2.50	$0.88 - $1.25
Risk-free interest rate	0.25% - 0.29%	0.29%
Expected term (years)	2.00 – 2.36	2.36
Volatility	74.8 – 78.3%	78.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.69	$2.25

Following the exercises under the Discounted Warrant Exercise Program and other warrant modifications described above, at December 31, 2011, the Company had outstanding warrants to purchase shares of its common stock at a weighted average exercise price of $2.00 per share as follows:

Exercise Price	Expiration Date	Warrants Outstanding
$0.88	5/17/2012 to 5/11/2014	316,042
$1.00	11/4/2014	1,500
$1.125	12/28/2012	119,900
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	12/31/2012	375,000
$1.75	12/31/2013	643,184
$2.00	8/3/2013 to 12/31/2014	609,000
$2.25	6/28/2012	2,500
$2.50	5/11/2014	618,822
$2.625	12/31/2013	588,200
$6.00	6/28/2012 to 12/31/2013	57,300
		3,451,728

The following table provides a roll-forward of the number of outstanding shares of the Company’s common stock from March 31, 2011 through December 31, 2011, reflecting the impact of the Merger, the exercise of modified warrants and other transactions described in the notes to these Condensed Consolidated Financial Statements.  As described in Note 1, History and Organization,  as a result of the Merger, the business of VistaGen became the business of Excaliber and after the Merger, Excaliber changed its name to “VistaGen Therapeutics, Inc.”

	Excaliber Enterprises, Ltd.	VistaGen Therapeutics, Inc.

Common stock outstanding at March 31, 2011	5,848,707	3,672,110

Shares repurchased from shareholders	(5,064,207)	-

Shares issued in 2011 Private Placement	-	2,216,106
Shares issued upon conversion of convertible promissory notes	-	3,528,290
Shares issued upon conversion of all series of preferred stock	-	2,884,655
Shares issued to UHN under the SRCA		800,000
Shares issued for services	-	571,743

Common stock outstanding at Merger	784,500	13,672,904

Common stock issued for VistaGen common	6,836,452	(13,672,904)

Common stock outstanding post-Merger	7,620,952	-

Two-for-one post-Merger forward stock split	7,620,952

Shares issued upon exercise of modified warrants, including 1,599,858 shares subject to Note and Warrant Exchange Agreement with Platinum	3,093,396
Shares issued in Fall 2011 Follow-on Offering	63,570
Shares issued upon exercise of employee stock options	113,636

Common stock issued at December 31, 2011	18,512,506

Less treasury stock:
Shares exchanged for Series A Preferred under the terms of the:
Common Stock Exchange Agreement with Platinum	(484,000)
Note and Warrant Exchange Agreement with Platinum	(1,599,858)
Treasury stock held at December 31, 2011	(2,083,858)

Common stock outstanding at December 31, 2011	16,428,648

8.  Related Party Transactions

Cato Holding Company dba Cato BioVentures ("CBV"), the parent of CRL, is currently the Company’s largest stockholder, holding common stock and warrants to purchase common stock. Prior to conversion of the 2006/2007 Notes and the August 2010 Short-Term Notes, and the conversion of  preferred stock into shares of common stock on May 11, 2011,  CBV held 2006/2007 Notes, August 2010 Short-Terms Notes, and a majority of the Company's Series B-1 Preferred Stock. Shawn Singh, the Company’s Chief Executive Officer and member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 5, Convertible Promissory Notes and Other Notes Payable, in April 2011, CBV loaned the Company $352,273 under a promissory note.  During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, under which the Company incurred expenses of $360,000 and $1,019,000 in the three month and nine month periods ended December 31, 2011, respectively, and $124,000 and $338,000 in the three month and nine month periods ended December 31, 2010, respectively, the majority of which were reimbursed under the NIH grant.  Total interest expense on notes payable to CBV was $9,000 and $85,000 in the three month and nine month periods ended December 31, 2011, respectively, and $26,000 and $70,000 in the three month and nine month periods ended December 31, 2010, respectively, with the majority of amounts reported for all periods prior to May 2011 converted to equity. On April 29, 2011, the Company issued 157,143 shares of common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.  As described in Note 7, Capital Stock, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with CHC, CRL and the CHC affiliates under which CHC and the CHC Affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 shares of the Company’s common stock and the Company received $60,207 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,278 for past services received from CRL and prepaid $226,449 for future services to be received from CRL.

Prior to his appointment as one of the Company’s officers (on a part-time basis) and directors, in April 2003, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,419. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $35,999 (see Note 5, Convertible Promissory Notes and Other Notes Payable). Upon the approval by the Board of Directors, in December 2006, the Company accepted a full-recourse promissory note in the amount of $103,411 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of the Company’s common stock. The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  On May 11, 2011, in connection with the Merger, the $128,185 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,360 from Franklin Rice, its former Chief Financial Officer and a former director of the Company in exchange for his exercise of options to purchase 52,681 shares of the Company’s common stock.  The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the Exchange Act.  On May 11, 2011, in connection with the Merger, the $56,979 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.

The Company previously engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of the Company’s common stock, of which he has exercised warrants to purchase for 18,568 shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,004.  On May 11, 2011, the $14,362 balance of the note and related accrued interest plus a note cancellation premium of $5,138 was converted to 11,142 shares of the Company’s common stock and a three-year warrant to purchase 2,784 shares of common stock at an exercise price of $2.50 per share.  In lieu of payment from the Company, in December 2011, Mr. Saxe exercised the warrant as a part of the Discounted Warrant Exercise Program at an exercise price of $1.25 per share in satisfaction for amounts owed to him in conjunction with his service as a member of the Board of Directors.

See Note 5, Convertible Promissory Notes and Other Notes Payable, for a summary of convertible promissory notes and other notes payable to related parties.

9.  Subsequent Events

During January 2012, investors and consultants exercised warrants to purchase an additional 27,863 shares of the Company’s common stock under the Discounted Warrant Exercise Program and the Company received $31,104 in cash proceeds.

During January 2012, the Company issued an aggregate of 50,000 shares of its common stock and three-year warrants to purchase an aggregate of 50,000 shares of its common stock to two service providers as compensation for services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

  The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the Company’s ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our filings with the Securities and Exchange Commission.

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

Financial Operations Overview

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 8-K/A for the fiscal year ended March 31, 2011, as filed with the United States Securities and Exchange Commission on August 12, 2011, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended December 31, 2011 and 2010

Revenue

The following table compares the primary revenue sources between the periods (in $000):
	Three Months Ended December 31,
	2011	2010

NIH - AV-101 grant	$(18)	$264
CIRM grant	-	228
Subcontract revenue	20	93

Total Revenue	$2	$585

NIH grant revenue decreased compared to the prior year as external effort slowed while we made preparations in the quarter ended December 31, 2011 to commence a Phase 1b study in early calendar 2012.  The negative income in the December 2011 quarter resulted from the normal-course adjustment of an accrual for reimbursable grant costs that had been made in the quarter ended September 30, 2011.  Work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Subcontract revenue continued at a slower pace under the terms of the arrangement that extends through May 2012.

Research and Development Expense

Research and development expense totaled $1,306,000 for the quarter ended December 31, 2011, an increase from $447,000 for the quarter ended December 31, 2010.  The following table compares the primary components of research and development expense between the periods (in $000):

	Three Months Ended December 31,
	2011	2010

Salaries and benefits	$309	$162
Stock-based compensation	129	119
UHN research under SRCA	150	61
Technology licenses and royalties	23	(9)
Project-related third-party research and supplies:
AV-101	460	117
CIRM	1	34
All other including CardioSafe and LiverSafe	80	(71)
	541	80
Rent	28	25
Depreciation	25	9
Warrant modification expense	101	-

Total Research and Development Expense	$1,306	$447

Salary and benefits expense increased as a result of the impact of new research personnel added since December 2010 and a bonus granted in December 2011.  The $89,000 increase in sponsored research at UHN related to our stem cell research collaboration with Dr. Gordon Keller’s laboratory reflects the expansion of this effort in accordance with the October 2011 amendment to the collaboration agreement. Technology licenses and royalty expense for 2010 reflected the adjustment of royalty expense to reflect a provision in one of our arrangements that permits an offset for patent prosecution costs we incur.  The increase in AV-101-related project expenses reflects on-going non-grant-reimbursable effort conducted by third-party collaborators, including Cato Research Laboratories, whose efforts included costs of $121,000 to develop new NIH grant applications for subsequent phases of the project.  The CIRM grant expired at the end of September 2011 and grant-related effort has ceased.  Other non-grant project expenses include $23,000 attributable to a new stem cell research collaboration in 2011, compared with a net reclassification of expenses from non-grant to grant-related projects in 2010.  Warrant modification expense is attributable to the Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $1,548,000 for the quarter ended December 31, 2011, compared with $2,665,000 for the quarter ended December 31, 2010.  The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Three Months Ended December 31,
	2011	2010

Salaries and benefits	$136	$107
Stock-based compensation	339	288
Consulting services	86	20
Legal, accounting and other professional fees	178	2,123
Insurance	28	4
Travel and entertainment	17	24
Rent and utilities	22	18
Warrant modification expense	641	-
All other expenses	101	81

Total General and Administrative Expense	$1,548	$2,665

In the quarter ended December 31, 2010, we expensed $2,117,000 of legal, accounting and other fees that we had incurred in anticipation of a potential listing on the Toronto Stock Exchange when we decided not to proceed with that initiative.  Offsetting that decrease are increases in salaries and benefits related to additional employee headcount, in stock based compensation due to both grant activity and expense related to non-employee options as our stock price increases, and in business development initiatives and other in strategic consulting.  Additionally, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term, of certain outstanding warrants to purchase our common stock as described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net for the quarter ended December 31 2011 consisted of the $1,193,500 loss on early debt extinguishment related to the December 2011 conversion of the Platinum Note into equity, as described in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, and interest expense of  $456,000.  Other expense for the quarter ended December 31, 2010 consisted of $1,009,000 of interest expense offset by a $144,000 decrease in the fair value of the then-outstanding Platinum Notes extension option and warrant liability, both of which were terminated in conjunction with the May 2011 restructuring of the Platinum Notes.  The decrease in interest expense resulted primarily from the conversion of convertible promissory notes into equity in connection with the Merger in May 2011.

Comparison of Nine Months Ended December 31, 2011 and 2010

Revenue

The following table compares the primary revenue sources between the periods (in $000):

	Nine Months Ended December 31,
	2011	2010

NIH - AV-101 grant	$714	$1,224
CIRM grant	79	401
Subcontract revenue	80	93

Total Revenue	$873	$1,718

NIH grant revenue decreased as a result of decreases in direct labor and third party billable expense reimbursements related to the rescheduling of certain AV-101 grant-funded work to future periods.  Grant revenue from the California Institute of Regenerative Medicine ("CIRM") project decreased as the grant reached completion at September 30, 2011.

Research and Development Expense

Research and development expense totaled $3,561,000 for the nine months ended December 31, 2011, compared with $1,814,000 for the nine months ended December 31, 2010.  The following table compares the primary components of research and development expense between the periods (in $000):

	Nine Months Ended December 31,
	2011	2010

Salaries and benefits	$655	$440
Stock-based compensation	411	356
UHN research under SRCA	525	163
Technology licenses and royalties	221	128
Project-related third-party research and supplies:
AV-101	1,366	568
CIRM	37	59
All other including CardioSafe and LiverSafe	141	15
	1,544	642
Rent	76	74
Depreciation	28	11
Warrant modification expense	101	-

Total Research and Development Expense	$3,561	$1,814

Salary and benefits expense increased due to the impact of new research personnel added since December 2010 and a bonus granted in December 2011.  Sponsored research at UHN related to our stem cell research collaboration with Dr. Gordon Keller’s laboratory reflects the issuance in fiscal 2012 of $175,000 in (non-cash) stock-based compensation and payment of $350,000 in research consulting expense to UHN to further expand the scope and duration of our rights under our long term strategic stem cell research collaboration agreement.  Technology licenses and royalty expense for 2010 reflected the adjustment of royalty expense to reflect a provision in one of our arrangements that permits an offset for patent prosecution costs we incur.  The increase in AV-101-related project expense reflects increased third-party grant-reimbursable-costs of $369,000 related to the Phase 1 development of AV-101 as well as on-going non-grant-reimbursable effort conducted by third-party collaborators, including Cato Research Laboratories, whose efforts included costs of $426,000 to develop new NIH grant applications for subsequent phases of the project as well as for general project management.  The CIRM grant expired at the end of September 2011.  Other non-grant project expense includes $54,000 attributable to a new stem cell research collaboration in 2011.  Warrant modification expense is attributable to the Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $3,569,000 for the nine months ended December 31, 2011, a decrease of $186,000 from the $3,755,000 reported for the nine months ended December 31, 2010.  The following table compares the primary components of general and administrative expense between the periods (in $000):

	Nine Months Ended December 31,
	2011	2010

Salaries and benefits	$596	$199
Stock-based compensation	1,036	866
Consulting Services	221	71
Legal, accounting and other professional fees	668	2,407
Insurance	72	12
Travel and entertainment	38	64
Rent and utilities	69	55
Warrant modification expense	641	-
All other expenses	228	81

Total General and Administrative Expense	$3,569	$3,755

In the quarter ended December 31, 2010, we expensed $2,117,000 of legal, accounting and other fees that we had incurred in anticipation of a potential listing on the Toronto Stock Exchange when we decided not to proceed with that initiative.  Excluding the impact of that transaction, legal and accounting fees have increased in the nine months ended December 31, 2011 primarily as a result of costs related to the Merger and to becoming a public company in May 2011 and maintaining our status as such.  The increase in salaries and benefits expense reflects the impact of headcount increases, reduced officer compensation levels in 2010 and payments aggregating $85,000 representing partial recovery of the reduction paid in May 2011, as well as $185,000 of compensation attributed to two officers related to the May 2011 the cancellation of certain notes receivable from Officers, as described in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.  During 2011, we have also incurred increased consulting and other outside service costs related to expanded business development, investor relations and awareness initiatives.  Non-cash expense related to stock-based compensation for the nine months ended December 31, 2011 has increased by $170,000 due to both additional option grants and to the impact of our increased stock price on expense related to non-employee option grants.  Additionally, in 2011, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term of certain outstanding warrants to purchase our common stock, as described in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net for the nine months ended December 31 2011 consisted of the $1,193,500 loss on early debt extinguishment related to the December 2011 conversion of the Platinum Note into equity, as described in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, interest expense of $1,638,000, and a $78,000 net charge for the increase in the fair value of the Platinum Notes extension option and warrant liability, both of which were terminated in conjunction with the May 2011 restructuring of the Platinum Notes.  Other expense for the nine months ended December 31, 2010 consisted of $2,251,000 of interest expense offset by a $157,000 benefit for the decrease in the fair value of the then-outstanding Platinum Notes extension option and warrant liability.  The decrease in interest expense between the periods resulted primarily from the conversion of convertible promissory notes into equity in connection with the Merger in May 2011.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $166,000.  See Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q regarding additional capital the Company has raised through warrant exercises since that date.

Since its inception in May 1998, VistaGen has financed its operations and technology acquisitions primarily through the issuance and sale of equity securities for cash consideration and convertible promissory notes and short-term promissory notes, as well as from government research grant awards and strategic collaboration payments.

On May 11, 2011, immediately prior to the Merger (see Note 1 to the accompanying Condensed Consolidated Financial Statements), we sold 2,216,106 Units in the 2011 Private Placement.  The Units were sold at a price of $1.75 per Unit and consisted of one share of common stock and one warrant entitling the holder to purchase one-fourth (1/4) of one share of  common stock at an exercise price of $2.50 per share.  The warrants, which collectively allow for the purchase of 554,013 shares of common stock, expire on May 11, 2014.  Proceeds from the sale of the Units were $2,369,194 in cash, a $500,000 note due on September 6, 2011, cancellation of $840,000 of our short-term notes which were payable on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable.  At September 30, 2011, the $500,000 promissory note due on September 6, 2011 remained unpaid.  In October 2011, we restructured the note to require a series of monthly payments through September 2012 (see Note 7 to the accompanying Condensed Consolidated Financial Statements),

At the time of the Merger, (i) outstanding convertible promissory notes in the amount of $6,174,793, including principal and accrued interest; and (ii) all 2,884,655 then-outstanding shares of preferred stock were converted into shares of common stock.  The holders of the notes that converted and all holders of the preferred stock exchanged their securities for an aggregate of 3,206,471 shares of our common stock, which shares were part of the 6,836,452 shares of our common stock issued for the outstanding shares of VistaGen's common stock.

Subsequent to the Merger and through December 31, 2011, we have cancelled the $4.0 million principal balance of the outstanding convertible note payable to Platinum and warrants to purchase 1,599,858 shares of our common stock held by Platinum in exchange for the issuance to Platinum of 437,055 shares of a newly-created series of preferred stock desegrated as Series A Preferred Stock and described in Note 7,  Capital Stock, to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.  Additionally, we have modified the exercise price and, in some cases, the term of outstanding warrants and warrant holders have exercised warrants to purchase 1,493,538 shares of our common stock. As a result of these exercises, we have received cash proceeds of $1.1 million, satisfied outstanding liabilities for services aggregating approximately $275,000 in lieu of payment, and arranged satisfaction for future services of approximately $268,000 in lieu of payment.  We also sold 63,570 Units, each Unit consisting of one share of our common stock and a three-year warrant to purchase ¼ of one share of our common stock, in a follow-on private placement and received cash proceeds of approximately $111,000.

We believe our current cash and cash equivalents, including the cash proceeds from the warrant exercises described in Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q will not enable us to fund our operations through the next twelve months.  We anticipate that our cash expenditures during the next twelve months will be approximately $7 million. However, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, pilot preclinical cell therapy initiatives, and clinical development of AV-101, as well as support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs to increase. In the past, we have relied primarily on government grant awards, private placements of our debt and equity securities, and strategic collaborations to meet our operating budget and achieve our business objectives, and we plan to continue that practice in the future. The economic conditions during 2010 and 2011, including the tightening of available funding in the financial markets, delayed the extent of advancement on our stem cell technology and clinical development programs.  Although we have been successful in the past with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts or on terms favorable to us, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

    The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine months ended December 31,
	2011	2010

Net cash used in operating activities	$(2,847)	$(751)
Net cash used in investing activities	$(13)	$(58)
Net cash provided by financing activities, including sale of Units and warrant exercises in 2011 and issuance of notes and warrants in 2010	$2,888	$887

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” set forth in our amended report on Form 8-K/A filed with the Securities and Exchange Commission on June 8, 2011, and as further amended and filed on December 20, 2011, which could materially affect our business, financial condition or future results. The risks described in our Form 8-K/A are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our amended report on Form 8-K/A for the fiscal year ended March 31, 2011, as filed with the United States Securities and Exchange Commission on August 12, 2011.

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
Shawn K. Singh, J.D. Chief Executive Officer (Principal Executive Officer)
/s/ Jerrold D. Dotson
Jerrold D. Dotson
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 14, 2012