Form 10-K
period 2012-03-31
VistaGen Therapeutics, Inc.
filed 2012-07-02
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-54014

VISTAGEN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

384 Oyster Point Boulevard, No. 8
South San Francisco, California 94080
(650) 244-9990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2011, the last business day of the registrant’s second fiscal quarter was: $22,210,726.

As of June 28, 2012 there were 17,599,963 shares of the registrant’s common stock outstanding.

-i-

Cautionary Note Regarding Forward-Looking Statements

This report contains or incorporates by reference "forward-looking statements" that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. VistaGen Therapeutics, Inc., or VistaGen, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and VistaGen’s actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Statements about our current and future plans, expectations and intentions, results, levels of activity, performance, goals or achievements or any other future events or developments constitute forward-looking statements. The words “may”, “will”, “would”, “should”, “could”, “expect”, “plan”, “intend”, “trend”, “indication”, “anticipate”, “believe”, “estimate”, “predict”, “likely” or “potential”, or the negative or other variations of these words or other comparable words or phrases, are intended to identify forward-looking statements. Discussions containing forward-looking statements in this report may be found, among other places, under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are based on estimates and assumptions we make in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances.

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to, the factors which are discussed in greater detail in this report under the section entitled “Risk Factors”. However, these factors are not intended to represent a complete list of the factors that could affect us.  The purpose of the forward-looking statements is to provide the reader with a description of management’s expectations regarding, among other things, our financial performance and research and development activities and may not be appropriate for other purposes.

Furthermore, unless otherwise stated, the forward-looking statements contained in this report are made as of the date of this report, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. The forward-looking statements contained in this report are expressly qualified by this cautionary statement. New factors emerge from time to time, and it is not possible for us to predict which factors may arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements in this report include, but are not limited to:

•
our plans to develop and use for drug rescue applications novel, clinically predictive heart and liver toxicology screening bioassay systems based on human heart and liver cells derived from our human pluripotent stem cell technology platform, which we refer to as Human Clinical Trials in a Test Tube tm;

•
our belief that our human heart and liver cell-based bioassay systems can be utilized to discover, assess, prioritize, and develop new small molecule drug candidates, or efficiently screen chemical compounds and drug candidates for potential therapeutic utility or toxicity;

•
our anticipation that recognition of the potential value of a new generation of in vitro bioassay systems based on cells derived from human pluripotent stem cell technology, as well as the potential value of  predictive toxicology for drug discovery, development and rescue, including our Human Clinical Trials in a Test Tube tm platform, will increase in the pharmaceutical industry in the coming years;

•
our expectation that we will gain access to information, data and research quantity supplies of small molecule drug rescue candidates through publicly available information, collaborations with pharmaceutical companies or selective licensing and acquisition transactions;

•
our expectation that we be successful in using our human heart and liver cell-based bioassay systems to identify those factors which make a drug candidate toxic to the human heart or liver, or which cause drug metabolism complications;

•
our expectation that we will be able to develop and license or sell to pharmaceutical companies drug rescue variants that are effective and safer than the once-promising drug candidates discovered, developed and ultimately discontinued by pharmaceutical companies;

•
our anticipation that, to the extent we license or acquire a drug rescue candidate from a pharmaceutical company instead of accessing the candidate from publicly available information, our drug rescue collaborations will include terms addressing the ownership of the drug rescue variants we expect to generate during our collaborative drug rescue programs, as well as any underlying intellectual property;

•
our expectation that we will derive revenues from drug rescue collaborations, including research and development fees, technology access fees, license fees, development milestone payments and royalties from collaborator product sales;

•	our expectation that we will license or sell drug rescue variants developed by us, or on our behalf by our medicinal chemistry collaborators, to pharmaceutical companies;
•
our ability to produce mature, functional pluripotent stem cell-derived human liver cells, and our ability to develop a clinically predictive liver toxicity and drug metabolism bioassay system using such human liver cells, which we refer to as LiverSafe 3D™;

•
our expectation that we will leverage our stem cell biology expertise to develop customized cellular bioassay systems for drug discovery and development applications beyond predicting heart or liver toxicity of drug candidates, including stem cell therapy;

•	our expectations with respect to nonclinical stem cell therapy initiatives focused on pluripotent stem cell-derived blood, cartilage, heart, liver and pancreas cells; and
•	our expectation that we will complete Phase I clinical development of AV-101 in the United States in 2012.

Because the factors discussed in this annual report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate, among other factors, to:

•
our ability to identify, access and rescue (create a novel, safer chemical variant of) a once-promising small molecule drug candidate discovered and developed by a pharmaceutical company for a potential large market disease or condition but ultimately discontinued by such company due to safety concerns;

•	our ability to effectively predict toxicity and drug metabolism issues of small molecule drug candidates;
•
our internal validation study of our first clinically predictive toxicology screening bioassay system, CardioSafe 3Dtm for heart toxicity, has not been subject to peer review or third-party validation;

•
whether the cellular bioassay systems based on our human pluripotent stem cell biology platform are more efficient or accurate at predicting the heart or liver toxicity of drug candidates than current nonclinical testing models;

•	our history of operating losses;
•	our ability to obtain substantial additional capital in the future to conduct operations, conduct and sponsor research and development activities, and develop a drug rescue variant pipeline;
•	our ability to obtain government grant funding;
•	our ability to find collaborators in the pharmaceutical industry to acquire our drug rescue variants generated by using our stem cell technology ;
•	our ability to license or acquire drug rescue candidates from pharmaceutical companies on terms and conditions acceptable to us;
•	our ability to compete against other companies and research institutions with greater financial and other resources;
•	pharmaceutical industry need, acceptance and productive application of our stem cell technology for drug rescue applications;
•	our ability to acquire or license potential drug rescue candidates from third-parties on terms and conditions acceptable to us;
•
our ability to secure adequate protection for our intellectual property, especially the intellectual property underlying our stem cell technology platform and the small molecule drug rescue variants we expect to be created through our collaboration with our medical chemistry partner;

•	our ability (or the ability of our collaborators) to obtain regulatory approval of drug rescue variants; and
•	our ability to attract and retain key personnel.

These and other risks are detailed in this report in Part I, Item 1A. Risk Factors.

EXPLANATORY BACKGROUND INFORMATION

VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”) is a biotechnology company focused on using proprietary human pluripotent stem cell technology for drug rescue and cell therapy.  VistaGen was incorporated in California on May 26, 1998.

On October 6, 2005, Excaliber Enterprises, Ltd. (Excaliber), a publicly-held company (formerly OTCBB:EXCA), was incorporated under the laws of the State of Nevada to market specialty gift baskets to real estate and health care professionals and organizations through the Internet.  Excaliber was not able to generate revenues from this concept and became inactive in 2007.

After assessing both the prospects associated with its original business plan and the strategic opportunities associated with a merger with a business seeking the perceived advantages of being a publicly held corporation, Excaliber’s Board of Directors agreed to pursue a strategic merger with VistaGen, as described in more detail below.

On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen Common Stock for 6,836,452 shares of Excaliber Common Stock (the “Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue shares of Common Stock in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its Common Stock from two stockholders for a nominal amount, leaving 784,500 shares of Excaliber Common Stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately ninety percent (90%) of the outstanding shares of Excaliber’s Common Stock after the Merger.  As a result of the Merger, Excaliber adopted VistaGen’s business plan and the business of VistaGen became the business of Excaliber. Shortly after the Merger:

•
Shawn K. Singh, J.D., Jon S. Saxe, J.D., H. Ralph Snodgrass, Ph.D., Gregory A. Bonfiglio, J.D., and Brian J. Underdown, Ph.D., each a prior director of VistaGen, were appointed as directors of Excaliber;

•	Stephanie Y. Jones and Matthew L. Jones resigned as officers and directors of Excaliber;
•	The following persons were appointed as officers of Excaliber;
o	Shawn K. Singh, J.D., Chief Executive Officer,
o	H. Ralph Snodgrass, Ph.D., President, Chief Scientific Officer, and
o	A. Franklin Rice, MBA, Chief Financial Officer and Secretary;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s Common Stock;
•	Excaliber’s directors approved an increase in the number of shares of Common Stock Excaliber is authorized to issue from 200 million to 400 million shares;
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  Since June 21, 2011, our Common Stock has traded on the OTC Bulletin Board under the symbol VSTA.

PART I

Item 1.  Business

We are a biotechnology company focused on using stem cell technology as a drug rescue product to generate new, safer variants (drug rescue variants) of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by large pharmaceutical companies due to heart or liver toxicity concerns.  We thereby “rescue” their substantial prior investment in research and development.

We believe the U.S. pharmaceutical industry is facing a drug discovery and development crisis. In 2011, the U.S. pharmaceutical industry invested over $49 billion in research and development and the Center for Drug Evaluation and Research (CDER) of the U.S. Food and Drug Administration (FDA) approved a total of 30 novel drugs, known as New Molecular Entities (NMEs). Despite this investment by the pharmaceutical industry, since 2001, the FDA has approved an average of slightly fewer than 24 NMEs per year.  We believe the high cost of drug development and relatively low annual number of FDA-approved NMEs is attributable in large part to the cost of failure associated with unexpected heart or liver toxicity.  In turn, we believe unexpected heart and liver toxicity often results from limitations of the major toxicological testing systems currently used in the pharmaceutical industry, namely animals and cellular assays based on transformed cell lines and human cadaver cells. We believe better cells make better bioassay systems. And we believe we have better cells.

With our mature human heart cells derived from pluripotent stem cells, we have developed CardioSafe 3D™, a novel three-dimensional (3D) in vitro bioassay system for predicting in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates long before they are tested in animals or humans. We are developing LiverSafe 3D™, a human liver cell-based bioassay system for assessing liver toxicity and drug metabolism.  Our goal is to use CardioSafe 3D™ and LiverSafe 3D™, for drug rescue to recapture substantial potential value associated with the pharmaceutical industry’s prior investment in drug discovery and development of once-promising drug candidates ultimately discontinued due to heart or liver toxicity or drug metabolism issues.

Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new proprietary chemical variants (drug rescue variants) of once-promising small molecule drug candidates discovered and developed by pharmaceutical companies but discontinued before receiving FDA approval due to heart toxicity, liver toxicity or drug metabolism issues. With human heart cells and liver cells derived from pluripotent stem cells, we believe that CardioSafe 3D™ and, when developed, LiverSafe 3D™, will allow us to assess the heart toxicity, liver toxicity and metabolism profile of new drug candidates with greater speed and precision than animal testing and traditional cellular assays currently used in the drug development process.  Applying the clinically predictive capabilities of CardioSafe 3D™ and, when developed, LiverSafe 3D™ and medicinal chemistry, we believe we can generate novel, proprietary, safer drug rescue variants of once-promising drug candidates originally discovered and developed by pharmaceutical companies, thereby  “rescuing” their substantial prior research and development.  We plan to license our drug rescue variants to pharmaceutical companies pursuant to development and marketing arrangements designed to generate revenue for us upon (i) transfer of our drug rescue variants to the pharmaceutical companies, (ii) their achievement of key nonclinical and clinical development and regulatory milestones, and (iii) their commercial sales of drug rescue variants approved for marketing by the FDA and other regulatory authorities. In addition, we are exploring opportunities to advance nonclinical development of potential cell therapy and regenerative medicine pilot programs focused on blood, cartilage, heart, liver and pancreas cells based on the proprietary differentiation and production capabilities of our stem cell technology platform.

We are developing AV-101, an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market. AV-101 is currently in Phase Ib development in the U.S. for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded over $8.3 million of grant funding from the NIH to support preclinical and Phase I clinical development of AV-101.  We believe AV-101 may also be a candidate for development as a therapeutic alternative for depression, epilepsy and Parkinson’s disease.

Stem Cell Basics

Human stem cells have the potential to develop into mature cells in the human body. Human pluripotent stem cells can differentiate into any of the more than 200 types of cells in the human body, can be expanded readily, and have diverse medical research, drug development and therapeutic applications. We believe pluripotent stem cells can be used to develop numerous cell types and tissues that can mimic complex human biology, including heart and liver biology, for our proposed drug rescue applications.

Pluripotent stem cells are either embryonic stem cells (“ES Cells”) or induced pluripotent stem cells (“iPS Cells”).  Both ES Cells and iPS Cells can be maintained and expanded in an undifferentiated (undeveloped) state indefinitely. We believe these features make them useful research tools and a source of normal cell populations for creating bioassays to test potential toxicity of drug candidates and for cell therapy.

Embryonic Stem Cells (ES Cells)

ES Cells are derived from excess embryos that develop from eggs that have been fertilized in an in vitro fertilization (“IVF”) clinic and then donated for research purposes with the informed consent of the donors after a successful IVF procedure. ES Cells are not derived from eggs fertilized in a woman’s body. ES Cells are isolated when the embryo is approximately 100 cells, thus long before organs, tissues or nerves have developed.

ES Cells have the most documented potential to both self-renew (create large numbers of cells identical to themselves) and differentiate (develop) into any of the over 200 types of cells in the body. ES Cells undergo increasingly restrictive developmental decisions during their differentiation. These “fate decisions” commit the ES Cells to becoming only certain types of mature cells and tissues. At one of the first fate decision points, ES Cells differentiate into epiblasts. Although epiblasts cannot self-renew, they can differentiate into the major tissues of the body. This epiblast stage can be used as the starting population of cells that develop into millions of blood, heart, muscle, liver and pancreas cells, as well as neurons. In the next step, the presence or absence of certain growth factors, together with the differentiation signals resulting from the physical attributes of the culture techniques, induce the epiblasts to differentiate into neuroectoderm or mesendoderm cells. Neuroectoderm cells are committed to developing into cells of the skin and cells of the nervous system. Mesendoderm cells are precursor cells that differentiate into mesoderm and endoderm. Mesoderm cells develop into muscle, bone and blood, among other cell types. Endoderm cells develop into the internal organs such as the heart, liver, pancreas and intestines, among other cell types.

Induced Pluripotent Stem Cells (iPS Cells)

Over the past several years, developments in stem cell research have made it possible to obtain pluripotent stem cell lines from individuals without the use of embryos. iPS Cells are adult cells, typically human skin or fat cells, that have been genetically “reprogrammed” to behave like ES Cells by being forced to express genes necessary for maintaining the pluripotential property of ES Cells. Although researchers are exploring non-viral methods, most iPS Cells are produced by using various viruses to activate and/or express three or four genes required for the immature pluripotential property similar to ES Cells. It is not yet precisely known, however, how each gene actually functions to induce cellular pluripotency, nor whether each of the three or four genes is essential for this reprogramming. Although ES Cells and iPS Cells are believed to be similar in many respects, including their ability to form all cells in the body and to self-renew, scientists do not yet know whether they differ in clinically significant ways or have the same ability to self-renew and make more of themselves.

Although there are remaining questions in the field about the lifespan, clinical utility and safety of iPS Cells, we believe that the biology and differentiation capabilities of ES Cells and iPS Cells are likely to be comparable. There are, however, specific situations in which we may prefer to use iPS technologies based on the relative ease of generating pluripotent stem cells from:

•	individuals with specific inheritable diseases and conditions that predispose the individual to respond differently to drugs; or

•	individuals with specific variations in genes that directly affect drug levels in the body or alter the manner or efficiency of their metabolism, breakdown and elimination of drugs.

Because they can significantly affect the therapeutic and/or toxic effects of drugs, these genetic variations have an impact on drug development and the ultimate success of the drug. We believe that iPS technologies may allow the rapid and efficient generation of pluripotent stem cells from individuals with the desired specific genetic variation. These stem cells might then be used to develop stem cell-based bioassays, for both efficacy and toxicity screening, which reflect the effects of these genetic variations, as well as for cell therapy applications.

Current Drug Development Process

The current drug development process is designed to assess whether a drug candidate is both safe and effective at treating the disease to which it is targeted. A major challenge in that process is that conventional animal and in vitro testing can, at best, only approximate human biology. A pharmaceutical company can spend millions of dollars to discover, optimize and validate the potential efficacy of a promising lead drug candidate and advance it through nonclinical development, only to see it fail due to unexpected heart or liver toxicity. The pharmaceutical company then often discontinues the development program for the once-promising drug candidate, despite the positive efficacy data indicating its potential therapeutic and commercial benefits. As a result, the pharmaceutical company’s significant prior investment may be lost.

It has been estimated that the drug discovery, development and commercialization programs of major pharmaceutical companies have required an average investment of approximately $1 billion before a new drug candidate reaches the market. It is also estimated that about one-third of all potential new drugs candidates fail in preclinical or clinical trials due to safety concerns. In a 2004 white paper entitled “Stagnation or Innovation”, the FDA noted that even only a 10% improvement in predicting the failure of a drug due to toxicity before the drug enters clinical trials could, when averaged over a pharmaceutical company’s drug development efforts, avoid $100 million in development costs per marketed drug.

We believe there is an unmet need for human cell-based predictive toxicology screening assays that more closely approximate human biology than do current testing systems used in the pharmaceutical industry. By differentiating pluripotent stem cells into mature, human cells that can then be used as the basis for our customized in vitro toxicology screening bioassay systems, we have the potential to identify human toxicity of drug candidates early in the drug development process, resulting in efficient focusing of resources on those candidates with the highest probability of success. We believe this has the potential to substantially reduce development costs while enabling us to produce effective and safer drugs.

Our Human Clinical Trials in a Test TubeTM Platform for Drug Rescue

We are focused on leveraging (“rescuing”) substantial prior investment by pharmaceutical companies in discovery and development of new drug candidates that ultimately were discontinued due to toxicity concerns. By combining our stem cell technology platform, which we refer to as Human Clinical Trials in a Test TubeTM, with medicinal chemistry and 3D “micro-organ” culture systems, we are focused on generating, together with our collaborators, new, safer, proprietary chemical variants of failed drug candidates previously discovered and developed by pharmaceutical companies. We refer to these chemical variants as “drug rescue variants”.  Our goal is to use our stem cell technology platform to generate drug rescue variants that retain the efficacy of a large pharmaceutical company’s once-promising drug candidate, but with reduced toxicity. We believe our drug rescue variants will offer to pharmaceutical companies a potential opportunity to rescue substantial value from their prior investment in once-promising drug candidates which they discontinued due to toxicity concerns.

Proprietary Pluripotent Stem Cell Differentiation Protocols

Through several years of research, our co-founder, Dr. Gordon Keller, has developed proprietary differentiation protocols covering key conditions involved in the differentiation of a pluripotent stem cell. The human cells generated by following these proprietary differentiation protocols are integral to our Human Clinical Trials in a Test TubeTM platform.  We believe they support more clinically predictive in vitro bioassay systems than animal testing or cellular assays currently used in drug discovery and development. Our exclusive licenses with National Jewish Health and Mount Sinai School of Medicine relate to proprietary stem cell differentiation protocols developed by Dr. Keller and cover, among other things, the following:

•	specific growth and differentiation factors used in the tissue culture medium, applied in specific combinations, at critical concentrations, and at critical times unique to each desired cell type;

•	modified developmental genes and the experimentally controlled regulation of developmental genes, which is critical for determining what differentiation path a cell will take; and

•	biological markers characteristic of precursor cells, which are committed to becoming specific cells and tissues, and which can be used to identify, enrich and purify the desired mature cell type.

We believe our Human Clinical Trials in a Test TubeTM platform will allow us to assess the heart and liver toxicity profile of new, small molecule drug candidates for a wide range of diseases and conditions, with greater speed and precision than animal testing and cellular assays currently used by pharmaceutical companies in the drug development.

Growth Factors that Direct and Stimulate the Differentiation Process

The proprietary and licensed technologies underlying our Human Clinical Trials in a Test TubeTM platform allow us to direct and stimulate the differentiation process of human pluripotent stem cells. As an example, for pluripotent ES Cells, the epiblast is the first stage in differentiation. One biological factor that controls the first fate decision of the epiblast is the relative concentrations of serum growth factors and activin, a protein involved in early differentiation and many cell fate decisions. Eliminating serum growth factors and adding the optimal amount of activin is an important step in inducing the reproducible development of functional cells and, in our view, is essential for the development of a robust, efficient, and reproducible model of human biological systems suitable for drug rescue applications. The use of activin in these applications is core to many of the claims in the patent applications underlying our licensed technology. Replacing activin with continuous exposure to serum factors results in an inefficient and variable differentiation into cells of the heart, liver, blood and other internal organs. See “Intellectual Property – Mount Sinai School of Medicine Exclusive Licenses.”

In addition to activin, Dr. Keller’s studies have identified a number of other growth and serum-derived factors that play important roles in the differentiation of ES Cells. Some of the patents and patent applications underlying our licensed technology are directed to the use of a variety of specific growth factors that increase the efficiency and reproducibility of the pluripotent stem cell differentiation process. We have exclusive rights to certain patents and patent applications for the use of growth factor concentrations for ES Cell differentiation that we believe are core and essential for our drug rescue and development applications. See “Intellectual Property – Mount Sinai School of Medicine Exclusive Licenses” and “National Jewish Health Exclusive Licenses.”

Developmental Genes that Direct and Stimulate the Differentiation Process

For the purpose of creating our Human Clinical Trials in a Test TubeTM platform, we further control the differentiation process by controlling regulation of key developmental genes. By studying natural organ and tissue development, researchers have identified many genes that are critical to the normal differentiation, growth and functioning of tissues of the body. We engineer ES Cells in a way that enables us to regulate genes that have been identified as critical to control and direct the normal development of specific types of cells. We can then mimic human biology in a way that allows us to turn on and off the expression of a selected gene by the addition of a specific compound to a culture medium. By adding specific compounds, we have the ability to influence the expression of key genes that are critically important to the normal biology of the cell.

Cell Purification Approaches

The proprietary protocols we have licensed for our Human Clinical Trials in a Test TubeTM platform also establish specific marker genes and proteins which can be used to identify, enrich, purify, and study important populations of intermediate precursor cells that have made specific fate decisions and are on a specific developmental pathway towards a mature functional cell. These protocols enable a significant increase in the efficiency, reproducibility, and purity of final cell populations. For example, we are able to isolate millions of purified specific precursor cells which, together with a specific combination of growth factors, develop full culture wells of functional, beating human heart cells. Due to their functionality and purity, we believe these cell cultures are ideal for supporting our drug rescue activities.

3D “Micro-Organ” Culture Systems

In addition to standard two-dimensional (“2D”) cultures which work well for some cell types and cellular assays, the proprietary stem cell technologies underlying our Human Clinical Trials in a Test TubeTM platform enable us to grow large numbers of normal, non-transformed, human cells to produce novel in vitro 3D “micro-organ” culture systems. For example, for CardioSafe 3DTM, we grow large numbers of normal, non-transformed, human heart cells in vitro in 3D micro-organ culture systems. The 3D micro-organ cultures induce the cells to grow, mature, and develop 3D cell networks and tissue structures. We believe these 3D cell networks and structures more accurately reflect the structures and biology inside the human body than traditional flat, 2D, single cell layers grown on plastic, that are widely used by pharmaceutical companies today. We believe that the more representative human biology afforded by the 3D system will yield responses to drug candidates that are more predictive of human drug responses.

Medicinal Chemistry

Medicinal chemistry involves designing, synthesizing, modifying and developing small molecule drugs suitable for therapeutic use. It is a highly interdisciplinary science combining organic chemistry, biochemistry, physical chemistry, computational chemistry, pharmacology, and statistics. The combination of medicinal chemistry with the proprietary and licensed stem cell technologies underlying our Human Clinical Trials in a Test TubeTM platform are core components of our drug rescue business model. Working with our strategic medicinal chemistry partner, Synterys, Inc., we are focused on using our stem cell biology to generate a pipeline of effective and safe drug rescue variants of once-promising pharmaceutical company drug candidates in a more efficient and cost-effective manner than the processes currently used for drug development.

Application of Stem Cell Technology to Drug Rescue

By using CardioSafe 3DTM, we intend to identify and optimize a lead drug rescue variant (generated in collaboration with our medicinal chemistry partner) with reduced heart toxicity compared to the once-promising pharmaceutical company drug candidate. We believe each lead drug rescue variant will be a new drug candidate (to which we expect to have certain intellectual property and commercialization rights) that preserves the therapeutic potential of the original pharmaceutical company drug candidate, and thus retains its potential commercial value to a pharmaceutical company, but substantially reduces or eliminates its heart toxicity risks. We believe that focusing on failed drug candidates that generated positive efficacy data will allow us to leverage a pharmaceutical company’s prior investment in discovery and development of the original drug candidate to develop our new lead drug rescue variant. We anticipate that the positive efficacy data relating to the pharmaceutical company’s original drug candidate will give us and our medicinal chemistry partner a significant “head start” in our efforts to generate a lead drug rescue variant, resulting in faster, less expensive development of our drug rescue variants than drug candidates discovered and developed using only conventional animal testing and cellular testing systems.

CardioSafe 3DTM

We have used the proprietary pluripotent stem cell technology underlying our Human Clinical Trials in a Test TubeTM platform to develop CardioSafe 3DTM, a human heart cell-based toxicity screening system that we believe is stable, reproducible and capable of generating data to allow our scientists to more accurately predict the in vivo cardiac effects, both toxic and non-toxic, of drug candidates. A single CardioSafe 3DTM assay is stable for many weeks and can be used for evaluating the heart toxicity of numerous drug candidates.

Our internal validation study was designed to test the ability of CardioSafe 3DTM to generate data to allow our scientists to predict the in vivo cardiac effects of drug candidates. The study included 10 drugs previously approved for human use by the FDA and one experimental research compound widely accepted for studying cardiac electrophysiological effects. We selected these drugs and the research compound because of their known toxic or non-toxic cardiac effects on human hearts that we believe represent the testing characteristics we expect to encounter during our drug rescue programs. More specifically:

•	five of the FDA-approved drugs (astemizole, sotalol, cisapride, terfenadine and sertindole) were withdrawn from the market due to heart toxicity concerns;

•
the other five FDA-approved drugs (fexofenadine, nifedipine, verapamil, lidocaine and propranolol) are currently available in the U.S. market and demonstrate certain measurable clinical non-toxic cardiac effects, one of which (fexofenadine) is a non-cardiotoxic drug variant (similar in concept to our planned rescued drug variants) of terfenadine (one of the FDA-approved drugs withdrawn from the market due to heart safety concerns); and

•	the research compound (E-4031) failed in a small Phase I human clinical study before being discontinued due to heart toxicity concerns.

In our study analysis, we found that results obtained with CardioSafe 3DTM were consistent with the known human cardiac effects of all 10 FDA-approved drugs and the experimental research compound. By using CardioSafe 3DTM, we were also able to distinguish between the cardiac effects of terfenadine (SeldaneTM), withdrawn by the FDA due to cardiotoxicity, and the cardiac effects of the closely related fexofenadine (AllegraTM), the non-cardiotoxic chemical variant of terfenadine.

The results obtained with CardioSafe 3DTM were consistent with the cardiac effects of all five FDA-approved drugs that were later withdrawn from the market due to concerns of heart toxicity. With respect to the results for sertindole, CardioSafe 3DTM indicated the same cardiac effects found in clinical testing that caused it to be withdrawn from the market. However, additional clinical studies have been conducted since the withdrawal of sertindole that have indicated lower incidence of severe cardiac effects than those originally predicted when the drug was withdrawn. As of the date of this report, sertindole has been approved for limited use by humans in the U.S. for the treatment of schizophrenia, but the cardiac effects of sertindole are still being researched.

We believe the results of our CardioSafe 3DTM validation study indicate that CardioSafe 3DTM may be effectively used to identify drug rescue variants with reduced heart toxicity by providing more accurate and timely indications of direct heart toxicity of drug candidates than animal models or cellular assay systems currently used by pharmaceutical companies.

We also believe that the results of the study support a central premise of our drug rescue business model, which is that by using our stem cell-derived human heart and liver bioassay systems at the front end of the drug development process, we have the opportunity to recapture substantial value from prior investment by pharmaceutical companies in discovery and development of drug candidates that have been put on the shelf due to toxicity concerns. This internal validation study has not been subject to peer review or third party validation. See “Risk Factors”.

LiverSafe 3DTM

Current human stem cell-based liver cell cultures produce proteins produced by and characteristic of immature and adult liver cells, including albumin and liver-specific enzymes important for normal drug metabolism. In addition, these liver cells have biochemical pathways and subcellular structures that are characteristic of normal human liver cells. Although they express many of the mature adult liver proteins and drug processing enzymes, they do not yet express certain essential enzymes at levels typically seen in mature adult liver cells.

Working with Dr. Keller, we anticipate that we will be able to produce pluripotent stem cell-derived normal, non-transformed, fully mature, human liver cells within nine months of the date of this report. We expect these mature liver cells to support development and application of LiverSafe 3DTM as our follow-on bioassay system suitable for use in predicting liver toxicity and metabolism of drug rescue candidates in a manner similar to the way we believe CardioSafe 3DTM can predict heart toxicity. This liver cell research project has been funded, in part, through a grant from the California Institute of Regenerative Medicine (“CIRM”). We anticipate that our future research and development will focus on the improvement of techniques and production of engineered human ES Cell and iPS Cell lines used to develop mature functional liver cells as a biological system for testing drugs and liver repair.

Our Drug Rescue Business Model

Beginning in mid-2012, we intend to initiate drug rescue programs focused on heart toxicity using our CardioSafe 3DTM human heart cell-based bioassay system. We are focused only on once-promising drug candidates that have positive efficacy data indicating their potential therapeutic and commercial benefits but have been discontinued in development by a large pharmaceutical company due to heart toxicity. The initial goal of our drug rescue program for each drug rescue candidate will be to design and generate, with our medicinal chemistry collaborator, a portfolio of drug rescue variants. We plan to use CardioSafe 3DTM to identify a lead drug rescue variant that demonstrates an improved therapeutic index compared to the pharmaceutical company’s original drug candidate (that is, equal or improved efficacy with reduced heart toxicity). We intend to validate that each lead drug rescue variant demonstrates reduced heart toxicity in both CardioSafe 3DTM and in the same nonclinical testing model that the pharmaceutical company used to determine heart toxicity for its original drug candidate. We anticipate that the results of these confirmatory nonclinical safety studies will be drug rescue collaboration milestones demonstrating to a pharmaceutical company the improvement of our lead drug rescue variant compared to its original once-promising drug candidate.

Our Human Clinical Trials in a Test TubeTM Platform for Stem Cell Therapy

Although we believe the best near term use of pluripotent stem cell technology is in the context of drug rescue, we believe the therapeutic potential of pluripotent stem cells for cell therapy and other applications will be significant in the long term.

Working with Dr. Keller and UHN, we are exploring several potential nonclinical proof-of-concept pilot studies with respect to iPS Cell-based cell therapy programs, including blood, cartilage, heart, liver and pancreas cells.

Strategic Transactions and Relationships

Strategic collaborations are a cornerstone of our corporate development strategy. We believe that our strategic outsourcing and sponsoring of application-focused research gives us flexible access to clinical expertise at a lower overall cost than attempting to develop such expertise internally, at least over the twelve-month period following the date of this report. In particular, we collaborate with the types of third parties identified below for the following functions:

•	academic research institutions, such as UHN, for stem cell research collaborations;

•	CROs, such as Cato Research Ltd., for regulatory and drug development expertise and to identify and assess potential drug rescue candidates; and

•	medicinal chemistry companies, such as Synterys, Inc., to analyze drug rescue candidates and generate drug rescue variants.

McEwen Centre for Regenerative Medicine, University Health Network

University Health Network (“UHN”) in Ontario, Canada consists of Toronto General Hospital, Toronto Western Hospital and Princess Margaret Hospital. The scope of research and complexity of cases at UHN has made it an international source for discovery, education and patient care. UHN has the largest hospital-based research program in Canada, with major research in transplantation, cardiology, neurosciences, oncology, surgical innovation, infectious diseases, and genomic medicine.  UHN’s McEwen Centre for Regenerative Medicine (UHN’s “McEwen Centre”) is the stem cell research affiliate of UHN.

In September 2007, we entered into a sponsored stem cell research and development collaboration with UHN. In December 2010, we extended the collaboration to September 2017. The primary goal of this ten-year collaboration is to leverage the stem cell research, technology and expertise of our co-founder, Dr. Gordon Keller, the Director of UHN’s McEwen Centre, to develop and commercialize industry-leading human pluripotent stem cell differentiation technology and bioassay systems for drug rescue and cell therapy applications. This sponsored research collaboration builds on our existing strategic licenses from NJH and MSSM to certain stem cell technologies developed by Dr. Keller, and is directed to multiple stem cell-based research projects, including advancing use of human pluripotent stem cell-derived heart and liver to screen new drugs for potential heart and liver toxicity and for potential cell therapy applications involving blood, cartilage, heart,  liver and pancreas cells. In April 2011, we further expanded the scope of the collaboration to include potential cell therapy applications of iPS Cells and cells derived from iPS Cells, create additional options to fund research and development with respect to future research projects relating to therapeutic applications of iPS Cells and certain cells derived from iPS Cells and extend the date that we shall have to exercise our options under the agreement.  In October 2011, we amended the collaboration agreement to identify five key programs that will further support our core drug rescue initiatives and potential cell therapy applications.  Under the terms of October 2011 amendment, we are committed to make monthly payments of $50,000 from October 2011 through September 2012 to fund these programs.  See “Sponsored Research Collaborations and Intellectual Property Rights – University Health Network, McEwen Centre for Regenerative Medicine, Toronto, Ontario”, “Intellectual Property – National Jewish Health Exclusive Licenses” and “Intellectual Property – Mount Sinai School of Medicine Exclusive Licenses.”

Cato Research and Cato BioVentures

Cato Research

Cato Research is a contract research and development organization (“CRO”), with international resources dedicated to helping a network of biotechnology and pharmaceutical companies navigate the regulatory approval process in order to bring new biologics, drugs, and medical devices to markets throughout the world. Cato Research has in-house capabilities to assist its sponsors with aspects of the drug development process, including, regulatory strategy, nonclinical and toxicology development, clinical development, data processing, data management, statistical analysis, regulatory applications, including INDs and NDAs, chemistry, manufacturing, and control programs, cGCP, cGLP and cGMP audit and compliance activities, and due diligence review of emerging technologies. Cato Research’s senior management team, including co-founders Allen Cato, M.D., Ph.D. and Lynda Sutton, has over 20 years of experience interacting with the FDA and international regulatory agencies and a successful track record of product approvals.

Cato BioVentures

Cato Holding Company, doing business as Cato BioVentures (“Cato BioVentures”), is the venture capital affiliate of Cato Research. For over 20 years, Cato BioVentures and Cato Research have collaborated with biotechnology and pharmaceutical companies to advance a portfolio of platform technologies and product development programs. Cato BioVentures offers its biotechnology and pharmaceutical industry collaborators immediate access to the wide range of CRO services and expertise available from Cato Research, generally on a non-cash or partial-cash basis. Through strategic CRO service agreements with Cato Research, Cato BioVentures invests in therapeutics and medical devices, as well as platform technologies such as our Human Clinical Trials in a Test TubeTM platform, which its principals believe are capable of improving the drug development process and the research and development productivity of a pharmaceutical company. Cato BioVentures often invests in a “bridge mode” to provide companies non-cash access to key CRO services in a manner and at a time that can extend the investee’s internal development capabilities and financial runway in order to achieve key value-added developmental and regulatory milestones.

Our Relationship with Cato Research and Cato BioVentures

Cato Research currently serves as the primary CRO providing strategic development and regulatory expertise and services with respect to our development of AV-101. See “Business – AV-101.”  Cato BioVentures is among our largest institutional investors. A significant portion of the VistaGen securities in Cato BioVentures’ equity portfolio was acquired through its investment of CRO Service CapitalTM (that is, CRO services from Cato Research rendered to us on a strategic, non-cash basis) for development of AV-101.

As a result of a number of factors, including:

•	the access Cato Research has to drug rescue candidates from its biotechnology and pharmaceutical industry network;

•	Cato BioVentures’ equity interest in VistaGen; and

•	Cato BioVentures’ business model which involves partnering with innovators in exchange for an equity interest and product participation rights,

we anticipate that our relationship with Cato BioVentures and Cato Research may provide us with unique strategic access to potential candidates for our drug rescue programs. We further anticipate that this relationship will permit us to leverage the CRO resources of Cato Research and financial community relationships of Cato BioVentures to assist our efforts to develop lead drug rescue variants internally, should we elect to do so.

United States National Institutes of Health

Since our inception in 1998, the U.S. National Institutes of Health ("NIH") has awarded us a total of $11.3 million in non-dilutive research and development grants, including $2.3 million to support research and development of our Human Clinical Trials in a Test Tube™ platform and, as described below, a total of $8.8 million for nonclinical and Phase 1 clinical development of AV-101 (also referred to in scientific literature as “4-Cl-KYN”).  AV-101, our lead small molecule drug candidate, is currently in Phase 1b clinical development in the U.S.

NIH awarded us $4.2 million in funding for development of AV-101 on June 22, 2009.  The NIH increased this award amount to $4.6 million on July 19, 2010, under the Department of Health and Human Services Small Business Innovation Research ("SBIR") Program. The funded development project is entitled "Clinical Development of 4-Cl-KYN to Treat Pain" and is in response to a grant application and request for funding submitted to NIH by us on April 7, 2008, in which a detailed description of a development plan for AV-101 and related budget is provided.  The development plan provides that we submit AV-101 to a systematic series of safety tests in human subjects under regulations governed by the FDA. As provided under terms and conditions of the NIH grant award, and as a federal grantee, we are required to adhere to certain federal cost accounting regulations, including limiting the submission of requests for periodic progress payments from the NIH to a reimbursement of actual costs incurred not to exceed a total of $4.6 million, and to completing the specified research plan by June 30, 2012. Other than limiting requests for progress payments to actual costs incurred, and having those costs verified annually by independent auditors, the funding is non-contingent and we retain all intellectual property rights. Prior to the fiscal year ended March 31, 2010, we received and completed similar SBIR grant awards from the NIH totaling approximately $4.2 million for nonclinical development of AV-101.

California Institute for Regenerative Medicine — Stem Cell Initiative (Proposition 71)

The California Institute for Regenerative Medicine (“CIRM”) funds stem cell research at academic research institutions and companies throughout California. CIRM was established in 2004 with the passage of Stem Cell Initiative (Proposition 71) by California voters. The Stem Cell Initiative authorized $3.0 billion in funding for stem cell research in California, including research involving ES Cells, iPS Cells and adult stem cells. As a stem cell company based in California since 1998, we are eligible to apply for and receive grant funding under the Stem Cell Initiative. To date, as more particularly described below, we have been awarded approximately $1.0 million of non-dilutive grant funding from CIRM for stem cell research and development related to liver cells. This research and development focused on the improvement of techniques and the production of engineered human ES Cell lines used to develop mature functional liver cells as a biological system for testing drugs.

CIRM issued us a grant award of $971,558 on April 1, 2009 in response to our grant application submitted to CIRM titled "Development of an hES Cell-Base Assay System for Hepatocyte Differentiation Studies and Predictive Toxicology Drug Screening" on July 9, 2008, in which a detailed stem cell research proposal was presented. The research plan provided that our scientific personnel conduct certain experiments in our laboratories in South San Francisco, California, according to protocols approved in advance by CIRM. The period of funded research period began April 1, 2009 and extended through September 30, 2011, with payments made in advance by CIRM in the amount of $121,444 per quarter starting April 1, 2009. Annual scientific and financial reports to CIRM were required with a final scientific results report due October 1, 2011, and a final financial report due January 1, 2012. At the time of the award in 2009, funding was contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury. Inventions made under CIRM funding (if any) are owned by the State of California, and if we choose to exclusively license such invention, then our licensing revenue (if any) from the use of such licensed invention shall be subject to royalties equal to 25% of net revenue in excess of $500,000 per year, and revenue from commercial sales of products generated from the use of such license shall be subject to royalties in the range of 2% to 5% of commercial sales. All such royalty obligations are subject to aggregate maximums of three (3) times the amount of CIRM grant fund received leading to such invention.

NuPotential, Inc.

In January 2011, the National Heart, Lung and Blood Institute of the NIH awarded NuPotential, Inc. and VistaGen a grant of $499,765 to accelerate development of safer approaches to generate patient-specific iPS Cells for regenerative medicine, drug discovery and drug rescue.

Most approaches to produce human iPS Cells use retroviruses to activate and/or express multiple key genes, including an oncogene that is associated with production of cancer cells.  The use of retroviruses and oncogenes are potentially problematic for clinical applications involving cells derived from iPS Cells due to the significant increased risk of inducing a cancer transformation.  NuPotential’s innovative cell programming technology involves the use of proprietary small molecule-based cell reprogramming processes for generating patient-specific iPS Cells instead of commonly-used retroviruses or cancer-inducing oncogenes.  NuPotential’s cell reprogramming technology could represent an improvement in the safety profile of iPS Cells.

The NIH grant is currently supporting further development of patient-specific iPS Cell programming processes by NuPotential, as well as our iPS Cell differentiation protocols and processes focused on the validation and use of the iPS Cells for cell therapy applications and in clinically-relevant bioassays for small molecule drug discovery and drug rescue.  We anticipate that these patient-specific iPS Cells may play a key role in our cell therapy initiatives focused on heart and liver disease and cartilage-repair.

Duke University

In November 2011, we entered into a strategic collaboration with Duke University, one of the premier academic research institutions in the U.S., aimed at combining our complementary expertise in cardiac stem cell technology, electrophysiology and tissue engineering. The initial goal of the collaboration is to explore the potential development of novel, engineered, stem cell-derived cardiac tissues to expand the scope of our drug rescue capabilities focused on heart toxicity. We expect that this collaboration, employing our human stem cell-derived heart cells combined with Duke’s technology relating to cardiac electrophysiology and cardiac tissue engineering, will permit us to use micro-patterned cardiac tissue to expand the approaches available to us in our drug rescue programs to quantify drug effects on functional human cardiac tissue.

Synterys, Inc.

In December 2011, we entered into a strategic medicinal chemistry collaboration agreement with Synterys, Inc. (“Synterys”), a medicinal chemistry and collaborative drug discovery company.  We believe this important collaboration will further our stem cell technology-based drug rescue initiatives with the support of Synterys’ leading-edge medicinal chemistry expertise.  In addition to providing flexible, real-time medicinal chemistry services in support of our projected drug rescue programs, we anticipate potential collaborative opportunities with Synterys wherein we jointly identify and develop novel drug rescue opportunities and advance them in preclinical development.

Vala Sciences, Inc.

In October 2011, we entered into a strategic drug screening collaboration arrangement with Vala Sciences, Inc. (“Vala”), a biotechnology company developing and selling next-generation cell image-based instruments, reagents and analysis software tools.  The goal of the collaboration is to advance drug safety screening methodologies in the most clinically relevant human in vitro bioassay systems currently available to researchers.  Through the collaboration, Vala will use its Kinetic Image Cytometer platform to demonstrate both the suitability and utility of our human pluripotent stem cell derived-cardiomyocytes for screening new drug candidates for potential cardiotoxicity over conventional in vitro screening systems and animal models.  Cardiomyocytes are the muscle cells of the heart that provide the force necessary to pump blood throughout the body, and, as such, are the targets of most of the drug toxicities that directly affect the heart. Many of these drug toxicities result in either arrhythmia (irregular, often fatal, beating of the heart) or reduced ability of the heart to pump the blood necessary to maintain normal health and vigor.   Accurate, sensitive and reproducible measurement of electrophysiological responses of stem cell-derived cardiomyocytes to new drug candidates is a key element of our CardioSafe 3D™ drug rescue programs.

AV-101

We are currently working with Cato Research and other drug development service providers to develop AV-101, also known as “L-4-chlorokynurenine” and “4-Cl-KYN”. AV-101 is a prodrug candidate for the treatment of neuropathic pain. Our AV-101 IND application on file at the FDA covers our initial Phase I clinical development of the drug candidate for neuropathic pain.  Neuropathic pain is a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. The neuropathic pain market is large, including approximately 1.8 million people in the U.S. alone.

We believe the safety studies done in the initial Phase I clinical study of AV-101 will support development of AV-101 for other indications, including epilepsy and neurodegenerative diseases, such as Huntington’s and Parkinson’s. To date, the NIH has provided us with grant funding for substantially all of our AV-101 development expenses, including $8.2 million for preclinical and clinical development. We successfully completed our initial Phase I safety study of AV-101 for neuropathic pain in December 2010.  We expect to complete our second AV-101 Phase I safety study during 2012.

AV-101 is an orally available prodrug that is converted in the brain into an active metabolite, 7-chlorokynurenic acid (“7-Cl-KYNA”), which regulates the N-methyl-D-aspartate (“NMDA”) receptors. 7-Cl-KYNA is a synthetic analogue of kynurenic acid, a naturally occurring neural regulatory compound, and is one of the most potent and selective blockers of the regulatory GlyB-site of the NMDA receptor. In preclinical studies, AV-101 has very good oral bioavailability, is rapidly and efficiently transported across the blood-brain barrier, and is converted into 7-Cl-KYNA in the brain and spinal cord, preferentially, at the site of seizures and potential neural damage.

The effect of AV-101 on chronic neuropathic pain due to inflammation and nerve damage was assessed in rats by using the Chung nerve ligation model. AV-101 effects were compared to either saline and MK-801, or gabapentin (NeurontinTM) as positive controls. Similarly to the therapeutic effects seen in the acute formalin and thermal pain models, AV-101 had a positive effect on chronic neuropathic pain in the Chung model that were greater than two (2) standard deviations of the control, with no adverse behavioral observations. As expected, MK-801 and gabapentin also demonstrated reduced pain readouts in the Chung model. The effects observed by AV-101 in both the acute and chronic neuropathic pain model systems was dose dependent, and was not associated with any side effects at the range of doses administered. Preclinical AV-101 data demonstrated the potential clinical utility of AV-101 as an analgesic.

Intellectual Property

Intellectual Property Rights Underlying our Human Clinical Trials in a Test TubeTM Platform

We have established our intellectual property rights to the technology underlying our Human Clinical Trials in a Test TubeTM platform through a combination of exclusive and non-exclusive licenses, patent, and trade secret laws. To our knowledge, we are the first stem cell company focused primarily on stem cell technology-based drug rescue. We have assembled an intellectual property portfolio around the use of pluripotent stem cell technologies in drug discovery and development and with specific application to drug rescue. The differentiation protocols we have licensed direct the differentiation of pluripotent stem cells through:

•	a combination of growth factors (molecules that stimulate the growth of cells);

•	modified developmental genes; and

•	precise selection of immature cell populations for further growth and development.

By influencing key branch points in the cellular differentiation process, our pluripotent stem cell technologies can produce fully-differentiated, non-transformed, highly functional human cells in vitro in an efficient, highly pure and reproducible process.

As of the date of this report, we either own or have licensed 38 issued U.S. patents and 19 U.S. patent applications and certain foreign counterparts relating to the stem cell technologies that underlie our Human Clinical Trials in a Test TubeTM platform. Our material rights and obligations with respect to these patents and patent applications are summarized below:

Licenses

National Jewish Health Exclusive Licenses

We have exclusive licenses to seven issued U.S. patents held by NJH.  No foreign counterparts to these U.S. patents and patent application have been obtained. These U.S. patents contain claims covering composition of matter relating to specific populations of cells and precursors, methods to produce such cells, and applications of such cells for ES Cell-derived immature pluripotent precursors of all the cells of the mesoderm and endoderm lineages. Among other cell types, this covers cells of the heart, liver, pancreas, blood, connective tissues, vascular system, gut and lung cells.

Under this license agreement, we must pay to NJH 1% of our total revenues up to $30 million in each calendar year and 0.5% of all revenues for amounts greater than $30 million, with minimum annual payments of $25,000. Additionally, we are obligated under the agreement to make certain royalty payments on sales of products based on NJH’s patents or the sublicensing of such technology. The royalty payments are subject to anti-stacking provisions which reduce our payments by a percentage of any royalty payments and fees paid to third parties who have licensed necessary intellectual property to us. This agreement remains in force for the life of the patents so long as neither party elects to terminate the agreement upon the other party’s uncured breach or default of an obligation under the agreement. We also have the right to terminate the agreement at any time without cause.

Mount Sinai School of Medicine Exclusive Licenses

We have an exclusive, field restricted, license to two U.S. patents and two U.S. patent applications, and their foreign counterparts filed by MSSM. Foreign counterparts have been filed in Australia, Canada, Europe (two), Japan, Hong Kong and Singapore. Two of the U.S. applications have been issued and the foreign counterparts in Australia and Singapore have been issued, while the two counterparts in Europe are pending. These patent applications have claims covering composition of matter relating to specific populations of cells and precursors, methods to produce such cells, and applications of such cells, including:

•
the use of certain growth factors to generate mesoderm (that is, the precursors capable of developing into cells of the heart, blood system, connective tissues, and vascular system) from human ES Cells;

•
the use of certain growth factors to generate endoderm (that is, the precursors capable of developing into cells of the liver, pancreas, lungs, gut, intestines, thymus, thyroid gland, bladder, and parts of the auditory system) from human ES Cells; and

•
applications of cells derived from mesoderm and endoderm precursors, especially those relating to drug discovery and testing for applications in the field of in vitro drug discovery and development applications.

This license agreement requires us to pay annual maintenance fees, a patent issue fee and royalty payments based on product sales and services that are covered by the MSSM patent applications, as well as for any revenues received from sublicensing. Any drug candidates that we develop will only require royalty payments to the extent they require the practice of the licensed technology. To the extent we incur royalty payment obligations from other business activities, the royalty payments are subject to anti-stacking provisions which reduce our payments by a percentage of any royalty payments or fees paid to third parties who have licensed necessary intellectual property to us. The license agreement will remain in force for the life of the patents so long as neither party terminates the agreement for cause (i) due to a material breach or default in performance of any provision of the agreement that is not cured within 60 days or (ii) in the case of failure to pay amounts due within 30 days.

Wisconsin Alumni Research Foundation (“WARF”) Non-Exclusive License

We have non-exclusive licenses to 28 issued stem cell-related U.S. patents, 14 stem cell-related U.S. patent applications, of which two have been allowed, and certain foreign counterparts held by WARF, for applications in the field of in vitro drug discovery and development. Foreign counterparts have been filed in Australia, Canada, Europe, China, India, Hong Kong, Israel, Brazil, South Korea, India, Mexico, and New Zealand. The subject matter of these patents includes specific human ES Cell lines and composition of matter and use claims relating to human ES Cells important to drug discovery, and drug rescue screening. We have rights to:

•	use the technology for internal research and drug development;

•	provide discovery and screening services to third parties; and

•	market and sell research products (that is, cellular assays incorporating the licensed technology).

This license agreement requires us to make royalty payments based on product sales and services that incorporate the licensed technology. We do not believe that any drug rescue candidates to be developed by us will incorporate the licensed technology and, therefore, no royalty payments will be payable. Nevertheless, there is a minimum royalty of $20,000 per calendar year. There are also milestone fees related to the discovery of therapeutic molecules, though no royalties are owed on such molecules. The royalty payments are subject to anti-stacking provisions which reduce our payments by a percentage of any royalty payments paid to third parties who have licensed necessary intellectual property to us. The agreement remains in force for the life of the patents so long as we pay all monies due and do not breach any covenants, and such breach or default is uncured for 90 days. We may also terminate the agreement at any time upon 60 days’ notice. There are no reach through royalties on customer-owned small molecule or biologic drug products developed using the licensed technologies.

Our Patents

We have filed two U.S. patent applications on liver stem cells and their applications in drug development relating to toxicity testing; one patent has issued and a second patent application is pending. Of the related international filings, European, Canadian  and Korean patents were issued. The European patent has been validated in 11 European countries. We have filed a U.S. patent application, with foreign counterpart filing in Canada and Europe, directed to methods for producing human pluripotent stem cell-derived endocrine cells of the pancreas, with a specific focus on beta-islet cells, the cells that produce insulin, and their uses in diabetes drug discovery and screening. In addition, we have filed an international patent application under the Patent Cooperation Treaty (“PCT”) on a novel, non-viral, approach to produce iPS Cells.

The material patents currently related to the generation of human heart and liver cells for use in connection with our drug rescue activities are set forth below:

Territory	Patent No.	General Subject Matter	Expiration
US	7,763,466	Method to produce endoderm cells	May 20, 2025
US	7,955,849	Method of enriching population of mesoderm cells	May 19, 2023

Trade Secrets

We rely, in part, on trade secrets for protection of some of our intellectual property. We attempt to protect trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us.

Sponsored Research Collaborations and Intellectual Property Rights

University Health Network, McEwen Centre for Regenerative Medicine, Toronto, Ontario

We are currently sponsoring stem cell research by our co-founder, Dr. Gordon Keller, Director of the UHN’s McEwen Centre, focused on developing improved methods for differentiation of cardiomyocytes (heart cells) from pluripotent stem cells, and their uses as biological systems for drug discovery and drug rescue, as well as cell therapy. Pursuant to our sponsored research collaboration agreement with UHN, we have the right to acquire exclusive worldwide rights to any inventions arising from these studies under pre-negotiated terms. Such pre-negotiated terms provide for royalty payments based on product sales that incorporate the licensed technology and milestone payments based on the achievement of certain events. Any drug rescue candidates that we develop will not incorporate the licensed technology and, therefore, will not require any royalty payments. To the extent we incur royalty payment obligations from other business activities, the royalty payments will be subject to anti-stacking provisions which reduce our payments by a percentage of any royalty payments paid to third parties who have licensed necessary intellectual property to us. These licenses will remain in force for so long as we have an obligation to make royalty or milestone payments to UHN, but may be terminated earlier upon mutual consent, by us at any time, or by UHN for our breach of any material provision of the license agreement that is not cured within 90 days. We also have the exclusive option to sponsor research for similar cartilage, liver, pancreas and blood cell projects with similar licensing rights.

The sponsored research collaboration agreement with UHN, as amended, has a term of ten years, ending on September 18, 2017. The agreement is subject to renewal upon mutual agreement of the parties. The agreement may be terminated earlier upon a material breach by either party that is not cured within 30 days. UHN may elect to terminate the agreement if we become insolvent or if any license granted pursuant to the agreement is prematurely terminated. We have the option to terminate the agreement if Dr. Keller stops conducting his research or ceases to work for UHN.

AV-101-Related Intellectual Property

We have exclusive licenses to issued U.S. patents related to the use and function of AV-101, and various CNS-active molecules related to AV-101. These patents are held by the University of Maryland, Baltimore, the Cornell Research Foundation, Inc. and Aventis, Inc.  The principle U.S. method of use patent related to AV101 expired in February 2011.  Foreign counterparts to that U.S. patent expired in February 2012.  Our commercial protection strategy with respect to AV-101 involves the New Drug Product Exclusivity provided by the FDA under section 505(c)(3)(E) and 505(j)(5)(F) of the Federal Food, Drug, and Cosmetic Act (“FDCA”).  The FDA’s New Drug Product Exclusivity is available for new chemical entities (“NCEs”) such as AV-101, which, by definition, are innovative and have not been approved previously by the FDA, either alone or in combination.  The FDA’s New Drug Product Exclusivity protection provides the holder of an FDA-approved new drug application (“NDA”) five (5) years of protection from new competition in the U.S. marketplace for the innovation represented by its approved new drug product.  This protection precludes FDA approval of certain generic drug applications under section 505(b)(2) of the FDCA, as well certain abbreviated new drug applications (“ANDAs”), during the five (5)-year exclusivity period, except that such applications may be submitted after four (4) years if they contain a certification of patent invalidity or non-infringement.

Under the terms of the license agreement, we may be obligated to make royalty payments on 2% of net sales of products using the unexpired patent rights, if any, including products containing compounds covered by the patent rights. Additionally, we may be required to pay a 1% royalty on net sales of combination products that use unexpired patent rights, if any, or contain compounds covered by the patent rights. Consequently, future sales of AV-101 may be subject to a 2% royalty obligation. There are no license, milestone or maintenance fees under the agreement. The agreement remains in force until the later of: (i) the expiration or invalidation of the last patent right; and (ii) 10 years after the first commercial sale of the first product that uses the patent rights or contains a compound covered by the patent rights. This agreement may also be terminated earlier at the election of the licensor upon our failure to pay any monies due, our failure to provide updates and reports to the licensor, our failure to provide the necessary financial and other resources required to develop the products, or our failure to cure within 90 days any breach of any provision of the agreement. We may also terminate the agreement at any time upon 90 days’ written notice so long as we make all payments due through the effective date of termination.

Competition

We believe that our stem cell technology platform, Human Clinical Trials in a Test TubeTM, is capable of being competitive in growing markets for pluripotent stem cell technology-based drug discovery, development and rescue, as well as cell therapy and other commercial applications. We have elected to focus a substantial portion of our resources on stem cell technology-based drug rescue.

We believe that the stem cell technologies underlying our Human Clinical Trials in a Test TubeTM platform and our primary focus on drug rescue opportunities provide us substantial competitive advantages associated with application of human biology at the front end of the drug development process, long before animal and human testing. Although we believe that our model for the application of pluripotent stem cell technology for drug rescue is novel, competition may arise or otherwise increase considerably as the use of stem cell technology for drug discovery, development and rescue, as well as cell therapy or regenerative medicine continues to become more widespread throughout the academic research community and pharmaceutical and biotechnology industries.

Competition may arise from academic research institutions and biotechnology companies that seek to develop cell therapy products and to sell in vitro heart cell, liver cell and other cellular assays and cell populations, including stem cell-based assays and stem cell-derived cells for predictive toxicity screening, including Advanced Cell Technology, Athersys, BioTime, Cellectis, Cellular Dynamics, California Stem Cell, Inc., Cellerant Therapeutics, Cellzdirect, Cambrex, Cytori, HemoGenix, International Stem Cell, iPierian , Neuralstem, Organovo Holdings, PluriStem, Stem Cells, Inc. and Stemina BioMarker Discovery, Inc., and possibly others. Pharmaceutical companies, such as GlaxoSmithKline, Novartis, Pfizer and Roche among others, may also develop their own stem cell-based research programs. We anticipate that acceptance and use of pluripotent stem cell technology, including our Human Clinical Trials in a Test TubeTM platform, will increase at pharmaceutical and biotechnology companies in the future, providing us with diverse strategic partnering opportunities.

With respect to AV-101, we believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of neuropathic pain, depression, epilepsy, Parkinson’s disease and other neurological conditions and diseases, including Abbott Laboratories, GlaxoSmithKline, Johnson & Johnson, Novartis, and Pfizer. We expect that AV-101 will have to compete with a variety of therapeutic products and procedures.

Government Regulation

United States

With respect to our stem cell research and development in the U.S., the U.S. government has established requirements and procedures relating to the isolation and derivation of certain stem cell lines and the availability of federal funds for research and development programs involving those lines. All of the stem cell lines that we are using were either isolated under procedures that meet U.S. government requirements and are approved for funding from the U.S. government, or were isolated under procedures that meet U.S. government requirements and are approved for use by regulatory bodies associated with the CIRM.

With respect to drug development, government authorities at the federal, state and local levels in the U.S. and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, pricing and export and import of pharmaceutical products such as those we are developing. In the U.S., pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation. Federal and state statutes and regulations in the United States govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential drug rescue variants. The information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

Canada

In Canada, stem cell research and development is governed by two policy documents and by one legislative statute: the Guidelines for Human Pluripotent Stem Cell Research (the “Guidelines”) issued by the Canadian Institutes of Health Research; the Tri-Council Statement: Ethical Conduct for Research Involving Humans (the “TCPS”); and the Assisted Human Reproduction Act (the “Act”). The Guidelines and the TCPS govern stem cell research conducted by, or under the auspices of, institutions funded by the federal government. Should we seek funding from Canadian government agencies or should we conduct research under the auspices of an institution so funded, we may have to ensure the compliance of such research with the ethical rules prescribed by the Guidelines and the TCPS.

The Act subjects all research conducted in Canada involving the human embryo, including ES Cell derivation (but not the stem cells once derived), to a licensing process overseen by a federal licensing agency.  However, as of the date of this report, the provisions of the Act regarding the licensing of ES Cell derivation were not in force

We are not currently conducting stem cell research in Canada.  We are, however, sponsoring stem cell research by Dr. Gordon Keller at UHN’s McEwen Centre.  We anticipate conducting stem cell research (with both ES Cells and iPS Cells), in collaboration with Dr. Keller and is research team, at UHN during 2012 byond pursuant to our long term sponsored research collaboration with Dr. Keller and UHN.  Should the provisions of the Act come into force, we may have to apply for a license for all ES Cell research we may sponsor or conduct in Canada and ensure compliance of such research with the provisions of the Act.

Foreign

In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Subsidiaries and Inter-Corporate Relationships

VistaGen Therapeutics, Inc., a California corporation, is our wholly-owned subsidiary and has the following two wholly-owned subsidiaries: VistaStem Canada Inc., a corporation incorporated pursuant to the laws of the Province of Ontario, intended to facilitate our stem cell-based research and development and drug rescue activities in Ontario, Canada including our collaboration with Dr. Keller and UHN; and Artemis Neuroscience, Inc., a corporation incorporated pursuant to the laws of the State of Maryland and focused on the clinical development of AV-101. The operations of VistaGen Therapeutics, Inc., a California corporation, and each of its two wholly-owned subsidiaries are managed by our senior management team based in South San Francisco, California.

Item 1A.  Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception.  We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses.  Our accumulated loss was $54.8 million and $42.6 million, and our stockholders’ deficit was $5.7 million and $32.9 million as of March 31, 2012 and 2011, respectively.

To date, we have generated approximately $16.2 million of revenue from grant awards and strategic collaborations.  We have financed our operations primarily through private placements of our securities.  We have devoted substantially all of our efforts to research and development. We expect to incur significant expenses and significant operating losses for the foreseeable future.  The net losses we incur may fluctuate from quarter to quarter.  We anticipate that our expenses will increase substantially if and as we:

•	Continue our research and development of our stem cell technology platform;
•	Seek to rescue once-promising drug candidates discontinued in development by pharmaceutical companies due to heart or liver toxicity;
•	Acquire or in-license products or technologies;
•	Maintain, expand and protect our intellectual property portfolio;
•	Hire additional scientific and technical personnel; and
•	Add operational, financial and management information systems and personnel to support our drug rescue activities and regulatory compliance requirements relating to being a reporting company.

To become and remain profitable we must develop and commercialize, either directly or, more likely, through collaborative arrangements with pharmaceutical companies, a product or products with significant market potential.  This will require us to be successful in a range of challenging activities, including nonclinical testing and clinical trials of our drug rescue variants, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we or our prospective pharmaceutical partners may obtain marketing approval.  We and our collaborators may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research, development and drug rescue efforts, expand our business or continue our operations.  A decline in the value of the company could also cause you to lose all or part of your investment.

We will need substantial additional funding.  If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research, drug rescue and development programs.

We expect our expenses to increase in connection with our ongoing activities, particularly as we launch and continue our drug rescue programs.  Furthermore, we will incur additional costs associated with operating as a public company.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. These funds, if available, may be from one or more public or private stock offerings, issuance of promissory notes, borrowings under bank or lease lines of credit, grants awards or other sources. Any additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by current economic conditions and/or a lack of liquidity in the credit or stock markets. Such financing, if available, may also be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues, if any, generated from collaborations with pharmaceutical companies involving the development or licensing of customized cellular bioassays or our drug rescue variants;

•	expenses we incur in developing and licensing our drug rescue variants;

•	the commercial success of our research and development efforts; and

•	the emergence of competing scientific and technological developments and the extent to which we acquire or in-license other products and technologies.

If we are unable to secure additional funding or adequate funds are not available, we may have to discontinue operations, delay, reduce or eliminate research and development programs, including drug rescue programs, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs.

We do not have any committed sources of additional capital. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to our stockholders. Further, in the event that additional funds are obtained through arrangements with collaborators, these arrangements will likely require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs. Any of these results could have a material adverse effect on our business.

If we cannot continue to obtain grant funding from government entities or private research foundations or research, drug rescue and development funding from pharmaceutical or biotechnology companies, or if we fail to replace these sources of funding, our ability to continue operations will be harmed.

Historically we have funded a substantial portion of our operating expenses from U.S. government and private grant funding and funding from pharmaceutical companies with which we have collaborative relationships. In order to fund a substantial portion of future operations, particularly future operations related to our proposed drug rescue activities and development of AV-101, we will need to apply for and receive additional grant funding from governments and governmental organizations such as NIH, the NIH’s National Institute of Neurological Disease and Stroke and the California Institute for Regenerative Medicine, however, we may not secure any additional funding from any governmental organization or private research foundation or otherwise. We cannot assure you that we will continue to receive grant funding. If grant funds are no longer available or the funds no longer meet our needs, some of our current and future operations may be delayed or terminated. In addition, our business, financial condition and results of operations will be adversely affected if we are unable to obtain grants or replace these sources of funding.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements for the year ended March 31, 2012 included in Item 8 of this Report on Form 10-K, have been prepared assuming that we will continue to operate as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements includes an explanatory paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern.

Risks Related to Identification, Access, and Development of Our Drug Rescue Variants

We have never developed a drug rescue variant and cannot be certain that we will be able to do so in the future.  Our prospective customers, the pharmaceutical companies of the world, may not perceive value in our efforts or otherwise may choose not to collaborate with us.

Our ability to develop a drug rescue variant is highly dependent upon the accuracy and efficiency of our Human Clinical Trials in a Test TubeTM platform, particularly our CardioSafe 3D™ bioassay system. We have no operating history with respect to the development of drug rescue variants and cannot be certain we will be able to develop drug rescue variants in the future. There are a number of factors that may impact our ability to develop a drug rescue variant, including:

•
Our ability to identify and access the potential for drug rescue of once-promising drug candidates that pharmaceutical companies have discontinued in development due to heart or liver toxicity concerns. If we cannot identify once-promising large market drug candidates that can be rescued in an efficient and cost-effective manner, our business will be adversely affected.  And, we may choose to focus our resources on a potential drug rescue candidate the rescue of which ultimately proves to be unsuccessful.  If we are unable to identify and access suitable drug candidates for our drug rescue programs, we will not be able to obtain product revenues in future periods, which likely will result in significant harm to our financial position and adversely impact our stock price.

•
To the extent we elect to attempt to rescue once-promising but discontinued drug candidates that are not otherwise available for research and development based on information available in the public domain, our ability to negotiate licenses with pharmaceutical companies to drug candidates that the pharmaceutical companies have discontinued in development due to heart or liver toxicity concerns. Because we are screening a range of drug rescue candidates, including compounds with proprietary rights held by third parties, for their potential as drug rescue candidates, the growth of our business may depend, in significant part, on our ability to acquire or in-license these compounds.  Pharmaceutical companies might be reluctant to reactivate and out-license rights to us with respect to discontinued drug development programs involving potential drug rescue candidates, especially those programs involving substantial prior investment and loss by the pharmaceutical companies, as well as discontinued programs that have been superseded by current programs regarded by the pharmaceutical companies as more advanced than the programs they discontinued. The licensing and acquisition of proprietary compounds, even compounds that have failed in development, is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire compounds that we may consider attractive as drug rescue candidates. These established companies have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.  In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. We have no experience in negotiating these licenses and there can be no assurances that we will be able to obtain licenses to discontinued drug rescue candidates on commercially reasonable terms, if at all. If we are unable to obtain licenses to drug candidates we seek to rescue, our business may be adversely affected.

•
Our medicinal chemistry collaborators’ ability to design and produce drug rescue variants that are structurally related to the drug candidate that was discontinued in development due to heart or liver toxicity. If our medicinal chemistry collaborator is unsuccessful for any reason in designing and producing drug rescue variants, our business will be adversely affected.

•
Our ability to execute our drug rescue programs in a timely and cost-effective manner. If our drug rescue programs are less efficient and more expensive than we expect, our business will be adversely affected.

•
Our ability to rescue (develop drug rescue variants) and license our drug rescue variants to pharmaceutical companies. The time necessary to rescue any individual pharmaceutical product is long and can be uncertain. Only a small number of research and development programs ultimately result in commercially successful drugs. We cannot assure you that toxicity results indicated by our drug rescue testing models are indicative of results that would be achieved in future animal studies, in in vitro testing or in human clinical studies, all or some of which will be required in order to obtain regulatory approval of our drug rescue variants.

Our internal validation study of CardioSafe 3D TM has not been subject to peer review or third party validation.

Our internal validation study, conducted to validate the ability of our CardioSafe 3DTM bioassay system to predict the cardiac effects of prospective drug rescue candidates referred to under “Business – Application of Stem Cell Technology to Drug Rescue – CardioSafe 3D TM”, has not been subject to peer review or third party validation. It is possible that the results we obtained from our internal validation study may not be able to be replicated by third parties. If we elect to license drug rescue candidates from pharmaceutical companies rather than accessing information available in the public domain, and such pharmaceutical companies cannot replicate our results, it will be difficult to negotiate and obtain licenses from such pharmaceutical companies to drug candidates we may seek to rescue. Even if such results can be replicated, pharmaceutical companies may nevertheless conclude that their current drug testing models are better than our novel human heart cell-based testing model, CardioSafe 3DTM, and that it does not merit a license to the drug candidate we seek to rescue. Our business model is predicated on our ability to identify and, if information is not otherwise available in the public domain, obtain licenses from pharmaceutical companies to promising drug rescue candidates. If licenses are required, and if we cannot obtain licenses to suitable drug rescue candidates, our business will be adversely affected.

We cannot say with certainty that our in vitro toxicological testing systems, including CardioSafe 3DTM, will be more efficient or accurate at predicting the toxicity of new drug candidates and drug rescue variants than the nonclinical testing models currently used by pharmaceutical companies.

The success of our drug rescue model is dependent upon the human cell-based toxicology screening bioassay systems we develop being more accurate, efficient and clinically predictive than current animal and cellular testing models. The accuracy and efficiency of our human cell-based bioassay systems is central to our ability to rescue drugs. If our bioassay systems are less accurate and less efficient than current animal and cellular testing models, our business will be adversely affected.

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

We have incurred operating losses every year since our operations began in July 1998. As of March 31, 2012, our accumulated deficit since inception was approximately $54.8 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our research and development efforts, and drug rescue- and stem cell therapy-related activities continue, we expect our operating losses to increase.

Substantially all of our revenues to date have been from research support payments under collaboration agreements, government and private foundation grants, and revenues from stem cell technology licensing arrangements. Our near-term revenues are highly dependent on our ability to produce drug rescue variants and enter into license agreements with pharmaceutical companies with respect to the development and commercialization of our drug rescue variants.  Although we also expect to generate revenue from stem cell technology-based drug discovery, development and rescue collaborations with pharmaceutical companies, as well as strategic predictive toxicology screening collaborations, we can provide no assurance that such collaborations will occur in a timely manner, if at all, or, if they do occur, that we will generate material revenue from them. In the event that we are unable to generate projected revenues related to drug rescue licenses, predictive toxicology screening collaborations, government grants and/or stem cell technology-based drug discovery, development and rescue collaboration, we will need to modify our operating plan to the extent necessary to make up for the revenue shortfall which would harm our business and prospects. We may not be successful in entering into any new strategic collaboration or license agreement that results in material or timely revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our stem cell research, drug rescue, drug development and stem cell therapy activities and otherwise sustain our operations. In addition, in order to fund a substantial portion of future operations, we will need to secure additional capital.

We also expect to experience negative cash flows for the foreseeable future as we finance our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the value of our stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

If we cannot enter into and successfully manage a sufficient number of strategic drug discovery, development and rescue collaborations with pharmaceutical companies, our ability to develop drug rescue candidates for our drug pipeline and to fund our future operations will be harmed.

A future element of our drug rescue business model is to enter into strategic stem cell technology-based drug discovery, development and rescue collaborations with established pharmaceutical companies to finance or otherwise assist in the rescue, development, marketing and manufacture of drugs developed utilizing our stem cell-based bioassay systems for screening heart toxicity, liver toxicity and drug metabolism. Our goal in such collaborations will be to derive a recurring stream of revenues from research and development payments, license fees, milestone payments and royalties. Our prospects, therefore, will depend in large part upon our ability to attract and retain collaborators and to generate customized cellular bioassays and/or rescue drug candidates that meet the requirements of our prospective collaborators. In addition, our collaborators will generally have the right to abandon research projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. There can be no assurance that we will be successful in establishing multiple future collaborations on acceptable terms or at all, that current or future collaborations will not terminate funding before completion of projects, that our existing or future collaborative arrangements will result in successful product commercialization or that we will derive any revenues from such arrangements. To the extent that we are unable to maintain existing or establish new strategic collaborations with pharmaceutical companies, it would require substantial additional capital for us to undertake research, development and commercialization activities on our own.

In varying degrees for each of the drug candidates we may seek to rescue and develop, we expect to rely on our pharmaceutical company collaborators to develop, conduct Investigational New Drug-enabling and human clinical trials on, obtain regulatory approvals for, manufacture, market and/or commercialize drug rescue variants we license to such collaborators. Such collaborators’ diligence and dedication of resources in conducting these activities will depend on, among other things, their own competitive, marketing and strategic considerations, including the relative advantages of competitive products. The failure of our collaborators to conduct their collaborative activities relating to our drug rescue variants successfully and diligently would have a material adverse effect on us.

Some of our competitors or pharmaceutical companies may develop technologies that are superior to or more cost-effective than ours, which may impact the commercial viability of our technologies and which may significantly damage our ability to sustain operations.

The pharmaceutical and biotechnology industries are intensely competitive. Other pluripotent stem cell biology-based bioassay systems and drug candidates that could compete directly with the bioassay technologies and product candidates that we seek to discover, develop and commercialize currently exist or are being developed by pharmaceutical and biotechnology companies and by academic and other research organizations.

Many of the pharmaceutical and biotechnology companies developing and marketing these competing products and technologies have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing and distribution. Pharmaceuticals companies with whom we seek to collaborate may develop their own competing internal programs.

Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations are conducting research, seeking patent protection and establishing collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, obtaining collaborators and licensees, as well as in acquiring technologies complementary to our programs.

In addition to the above factors, we expect to face competition in the areas of evaluation of product efficacy and safety, the timing and scope of regulatory consents, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others.

As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than we do. Most significantly, competitive products may render any technologies and product candidates that we develop obsolete, which would negatively impact our business and ability to sustain operations.

Restrictions on the use of Embryonic Stem Cells (“ES Cells”), political commentary and the ethical and social implications of research involving ES Cells could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our Common Stock.

Some of our most important programs involve the use of ES Cells. Some believe the use of ES Cells gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to ES Cells may become the subject of adverse commentary or publicity, which could significantly harm the market price of our Common Stock.

Although substantially less than in years past, certain political and religious groups in the United States voice opposition to ES Cell technology and practices. All procedures we use to obtain clinical samples and the procedures we use to isolate ES Cells are consistent with the informed consent and ethical guidelines promulgated by the U.S. National Academy of Science, the International Society of Stem Cell Research (“ISSCR”), and the NIH. These procedures and documentation have been reviewed by an external Stem Cell Research Oversight Committee, and all cell lines we use have been approved under these guidelines. We use stem cells derived from human embryos that have been created for use in in vitro fertilization (“IVF”) procedures but that have been donated with appropriate informed consent for research use after a successful IVF procedure because they are no longer desired or suitable for IVF. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using ES Cells, thereby impairing our ability to conduct research in this field.

The U.S. government and its agencies on July 7, 2009 published guidelines for the ethical derivation of human ES Cells required for receiving federal funding for ES Cell research. All of the ES Cell lines we use meet these guidelines for NIH funding. In the U.S., the President’s Council on Bioethics monitors stem cell research, and may make recommendations from time to time that could place restrictions on the scope of research using human embryonic or fetal tissue. Although numerous states in the U.S. are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide up to $3 billion of state funding for stem cell research in California, it is not yet clear what affect, if any, state actions may have on our ability to commercialize stem cell technologies. The use of embryonic or fetal tissue in research (including the derivation of ES Cells) in other countries is regulated by the government, and varies widely from country to country. These regulations may affect our ability to commercialize ES Cell-based bioassay systems.

Government-imposed restrictions with respect to use of ES Cells in research and development could have a material adverse effect on us by harming our ability to establish critical collaborations, delaying or preventing progress in our research and development, and causing a decrease in the market interest in our stock. These ethical concerns do not apply to iPS Cells because their derivation does not involve the use of embryonic tissues.

We have assumed that the biological capabilities of Induced Pluripotent Stem Cells (“iPS Cells”) and ES Cells for in vitro bioassay systems are likely to be comparable. If it is discovered that this assumption is incorrect, our ability to develop our Human Clinical Trials in a Test TubeTM platform could be harmed.

We use both ES Cells and iPS Cells as the basis for the continuing development of our Human Clinical Trials in a Test TubeTM platform. With respect to iPS Cells, scientists are still unsure about the clinical utility, life span, and safety of such cells, and whether such cells differ in any clinically significant ways from ES Cells. If we discover that iPS Cells will not be useful for whatever reason for our Human Clinical Trials in a Test TubeTM platform, we could be limited to using only ES Cells. This could negatively affect our ability to develop our Human Clinical Trials in a Test TubeTM platform, particularly in circumstances where it would be preferable to produce iPS Cells to reflect the effects of desired specific genetic variations.

Risks Related to the Regulation of Biological Products

Some of our products, including our or our prospective collaborators’ potential cell therapy products, may be subject to biological product regulations. During their clinical development, biological products are regulated pursuant to Investigational New Drug (“IND”) requirements. Product development and approval takes a number of years, involves the expenditure of substantial resources and is uncertain. Many biological products that appear promising ultimately do not reach the market because they cannot meet FDA or other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change through regulatory, legislative or judicial actions or that additional regulation will not arise during our product development that may affect approval, delay the submission or review of an application, if required, or require additional expenditures by us.

The activities required before a new biological product may be approved for marketing in the U.S. primarily begin with preclinical testing, which includes laboratory evaluation and animal studies to assess the potential safety and efficacy of the product as formulated. Results of preclinical studies are summarized in an IND application to the FDA. Human clinical trials may begin 30 days following submission of an IND application, unless the FDA requires additional time to review the application or raise questions.

Clinical testing involves the administration of the drug or biological product to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Each clinical study is conducted under the auspices of an institutional review board (“IRB”) at each of the institutions at which the study will be conducted. A clinical plan, or “protocol,” accompanied by the approval of an IRB, must be submitted to the FDA as part of the IND application prior to commencement of each clinical trial. Human clinical trials are conducted typically in three sequential phases. Phase I trials consist of, primarily, testing the product’s safety in a small number of patients or healthy volunteers. In Phase II, the safety and efficacy of the product candidate is evaluated in a specific patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically dispersed sites. The FDA may order the temporary or permanent discontinuance of a preclinical or clinical trial at any time for a variety of reasons, particularly if safety concerns exist.

A company seeking FDA approval to market a biological product must file a Biologics License Application (“BLA”). In addition to reports of the preclinical and human clinical trials conducted under the IND application, the BLA includes evidence of the product’s safety, purity, potency and efficacy, as well as manufacturing, product identification and other information. Submission of a BLA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of drugs and biological products for life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer.

The FDA requires at least one and often two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional information may be required. Notwithstanding the submission of such data, the FDA ultimately may decide that the BLA does not satisfy the regulatory criteria for approval and not approve the application. The FDA may impose post-approval obligations, such as additional clinical tests following BLA approval to confirm safety and efficacy (Phase IV human clinical trials). The FDA may, in some circumstances, also impose restrictions on the use of the biological product that may be difficult and expensive to administer. Further, the FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved biological product. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

Prior to approving an application, the FDA will inspect the prospective manufacturer to ensure that the manufacturer conforms to the FDA’s current good manufacturing practice (“cGMP”) regulations that apply to biologics. To comply with the cGMP regulations, manufacturers must expend time, money and effort in product recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the U.S. and abroad in order to assure compliance with applicable cGMP requirements. Our failure to comply with the FDA’s cGMP regulations or other FDA regulatory requirements could have a significant adverse effect on us.

After a product is approved for a given indication in a BLA, subsequent new indications or dosage levels for the same product are reviewed by the FDA via the filing and approval of a BLA supplement. The BLA supplement is more focused than the BLA and deals primarily with safety and effectiveness data related to the new indication or dosage. Applicants are required to comply with certain post-approval obligations, such as compliance with cGMPs.

Risks Related to Our Intellectual Property

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

Our business depends on several critical technologies that are based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology would be severely adversely affected.

If we elect to rescue drug candidates under license arrangements with pharmaceutical companies or other third parties, it is uncertain what ownership rights, if any, we will obtain over intellectual property we derive from such licenses to lead drug rescue variants we develop.

If, instead of identifying drug rescue candidates based on information available in the public domain, we elect to negotiate and obtain licenses from pharmaceutical companies to drug rescue candidates that these companies have discontinued in development because of heart or liver toxicity, there can be no assurances that we will obtain ownership rights over intellectual property we derive from our licenses to the drug rescue candidates or rights to drug rescue variants we develop as safe  and effective alternatives to original drug rescue candidates. If we are unable to obtain ownership rights over intellectual property related to drug rescue variants or economic rights relating to the successful development and commercialization of such drug rescue variants, our business will be adversely affected.

If we are not able to obtain and enforce patent protection or other commercial protection for AV-101 or our pluripotent stem cell technologies, the value of AV-101 and our stem cell technologies and product candidates will be harmed.

Commercial protection of AV-101 and our proprietary pluripotent stem cell technologies is critically important to our business. Our success will depend in large part on our ability to obtain and enforce our patents and maintain trade secrets, both in the U.S. and in other countries.

Additional patents may not be granted, and our existing U.S. and foreign patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for AV-101 and our stem cell technologies.

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the U.S. and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain.

For example, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes”. The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain European patent protection for our proprietary ES Cell-based technology and systems.

Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or the first to file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

Where several parties seek U.S. patent protection for the same technology, the U.S. Patent and Trademark Office (“U.S. PTO”) may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in interference can lose patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings, which may delay or prevent the issuance of patents or result in the loss of issued patent rights. If more groups become engaged in scientific research related to ES Cells, the number of patent filings by such groups and therefore the risk of our patents or applications being drawn into interference proceedings may increase. The interference process can also be used to challenge a patent that has been issued to another party.

Outside of the U.S., certain jurisdictions, such as Europe, Japan, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize our products internationally, securing both proprietary protection and freedom to operate outside of the U.S. is important to our business.

Patent opposition proceedings are not currently available in the U.S. patent system, but legislation is pending to introduce them. However, issued U.S. patents can be re-examined by the U.S. PTO at the request of a third party. Patents owned or licensed by us may therefore be subject to re-examination. As in any legal proceeding, the outcome of patent re-examinations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights.

Successful challenges to our patents through interference, opposition or re-examination proceedings could result in a loss of patent rights in the relevant jurisdiction(s). As more groups become engaged in scientific research and product development areas of hES Cells, the risk of our patents being challenged through patent interferences, oppositions, re-examinations or other means will likely increase. If we institute such proceedings against the patents of other parties and we are unsuccessful, we may be subject to litigation, or otherwise prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business.

Furthermore, if such challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others, all of which could materially harm our business.

We may have to engage in costly litigation to enforce or protect our proprietary technology, particularly our pluripotent stem cell technology and bioassay systems, or to defend challenges to our proprietary technology by our competitors, which may harm our business, results of operations, financial condition and cash flow.

Litigation may be necessary to protect our proprietary rights, especially our rights to our pluripotent stem cell technology and bioassay systems. Such litigation is expensive and would divert material resources and the time and attention of our management. We cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us.

Patent litigation may also be necessary to enforce patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of others. We may not be successful in any patent litigation. An adverse outcome in a patent litigation, patent opposition, patent interference, or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology, any of which could severely harm our business.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve such conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Any such litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information and establishing competitive enterprises.

We rely, in significant part, on trade secrets to protect our proprietary technologies, especially in circumstances that we believe patent protection is not appropriate or available. We attempt to protect our proprietary technologies in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevents us from pursuing research and development or commercialization of potential products.

Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe on the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our Human Clinical Trials in a Test TubeTM platform, and are in negotiation for licenses to other technologies. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in product development. In cases where we are unable to license necessary technologies, we could be prevented from developing certain potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business.

Risks Related to Development, Clinical Testing and Regulatory Approval of Drug Candidates

We have limited experience as a corporation conducting clinical trials, or in other areas required for the successful commercialization and marketing of drug candidates.

We will need to receive regulatory approval for any product candidate before it may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. As a company, we have limited experience in conducting clinical trials. Such trials will require additional financial and management resources, collaborators with the requisite clinical experience or reliance on third party clinical investigators, contract research organizations and consultants. Relying on third parties may force us to encounter delays that are outside of our control, which could materially harm our business.

We also do not currently have marketing and distribution capabilities for product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process. We may enter into agreements with collaborators or third parties that would be responsible for marketing and distribution. However, these collaborators or third parties may not be capable of successfully selling any of our product candidates.

Because we and our collaborators must complete lengthy and complex development and regulatory approval processes required to market drug products in the U.S. and other countries, we cannot predict whether or when we or our collaborators will be permitted to commercialize our drug or biologic candidates or drug or biologic  candidates to which we have commercial rights.

Federal, state and local governments in the U.S. and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products derived from our drug rescue and cell therapy programs.

The regulatory process, particularly for drug and biologic candidates, is uncertain, can take many years and requires the expenditure of substantial resources. Any drug or biologic candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the U.S. or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the U.S. and similar health authorities in other countries in order to demonstrate safety and efficacy. Because any drug and biologic candidates we develop are expected to involve the application of new technologies or are based upon new therapeutic approaches, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for drug or biologic candidates based upon more conventional technologies. We may never obtain regulatory approval to market our drug or biologic candidates.

Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a drug or biologic candidate. Delays in obtaining regulatory agency approvals could significantly harm the marketing of any product that we or our collaborators develop, impose costly procedures upon our activities or the activities of our collaborators, diminish any competitive advantages that we or our collaborators may attain, or adversely affect our ability to receive royalties and generate revenues and profits.

If we obtain regulatory agency approval for a new drug or biologic product, this approval may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product. Additionally, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of manufacturing, advertising and promoting, selling and marketing, labeling and distribution. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to product recall or seizure, injunction against product manufacture, distribution, sales and marketing and criminal prosecution. The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

Entry into clinical trials with one or more drug or biologic candidates may not result in any commercially viable products.

We may never generate revenues from product sales because of a variety of risks inherent in our business, including the following risks:

•	clinical trials may not demonstrate the safety and efficacy of our drug rescue variants or stem cell therapies;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•	we may not be able to obtain regulatory approval of our drug rescue variants or biologics, or may experience delays in obtaining such approval;

•	we may not be able to manufacture our drug rescue variants economically on a commercial scale;

•	we and any licensees of ours may not be able to successfully market our drug rescue variants;

•	physicians may not prescribe our products, or patients or third party payors may not accept our drug rescue variants or stem cell therapies;

•	others may have proprietary rights which prevent us from marketing our drug rescue variants or stem cell therapies; and

•	competitors may sell similar, superior or lower-cost products.

To be successful, our drug rescue variants and stem cell therapies must be accepted by the healthcare community, which can be very slow to adopt or unreceptive to new technologies and products.

Our drug rescue variants and stem cell therapies, if approved for marketing, may not achieve market acceptance because hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The drug rescue variants and stem cell therapies that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our drug rescue variants and stem cell therapies;

•	our ability to create product candidates that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

If the healthcare community does not accept our developed drug rescue variants or stem cell therapies for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

Risks Related to Our Dependence on Third Parties

Our reliance on the activities of our non-employee advisors, consultants, research institutions and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our product candidates.

We rely upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request, and other advisors, including former pharmaceutical company executives, contractors and consultants with expertise in drug discovery, drug development, medicinal chemistry, regulatory strategy, corporate development or other matters. These parties are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of our advisors, consultants and contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

In addition, we have formed, and anticipate forming additional, sponsored research collaborations with academic and other research institutions throughout the world. We are highly dependent on these sponsored research collaborations for the development of our intellectual property. These research facilities may have commitments to other commercial and non-commercial entities. There can also be no assurances that any intellectual property will be created from our sponsored research collaborations and, even if it is created, that the intellectual property will have any value or application to our business. We have limited control over the operations of these laboratories and can expect only limited amounts of their time to be dedicated to our research goals.

If any third party with whom we have or enter into a relationship is unable or refuses to contribute to projects on which we need their help, our ability to advance our technologies and develop our product candidates could be significantly harmed.

Our drug rescue business model involves reliance on collaborations with other companies.

Our business model contemplates making arrangements with third parties:

•	to identify and access failed drug candidates to rescue and develop;

•	to license drug rescue variants that we develop; and

•	to perform stem cell research and development and supply services, such as medicinal chemistry, that is our key to our future success.

Our strategy is to develop our strategic “drug rescue ecosystem” by entering into arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development and clinical testing. There can be no assurance, however, that we will be able to maintain our current collaborations or establish additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful.

Should any collaborator fail to develop or commercialize successfully any drug or biologic candidate to which it has rights, or any of the collaborator’s drug or biologic candidate to which we may have rights, our business may be adversely affected. In addition, while we believe that collaborators will have sufficient economic motivation to continue their funding, there can be no assurance that any of these collaborations will be continued or result in successfully commercialized product candidates. Failure of a collaborator to continue funding any particular program, or our inability to provide our collaborator with required funding, could delay or halt the development or commercialization of any technology or product candidates arising out of such programs. In addition, there can be no assurance that the collaborators will not pursue alternative technologies, change strategy, re-allocate resources, terminate our agreement, develop alternative product candidates either on their own or in collaboration with others, including our competitors.

If a conflict of interest arises between us and one or more of our collaborators, they may act in their own self-interest and not in our interest or in the interest of our shareholders. Some of our collaborators are conducting, and any of our future collaborators may conduct, multiple product candidate development efforts within the disease area that is the subject of collaboration with us.

Given these risks, our current and future collaborative efforts with third parties may not be successful. Failure of these efforts could require us to devote additional internal resources to the activities currently performed, or to be performed, by third parties, to seek alternative third-party collaborators, or to delay product candidate development or commercialization, which could have a material adverse effect on our business, financial conditions or results of operations.

Risks Related to Our Operations

We depend on key scientific and management personnel and collaborators for the implementation of our business plan, the loss of whom would slow our ability to conduct research and develop and impair our ability to compete.

Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key employees on our scientific staff. Competition for personnel, especially scientific personnel, is intense and we may be unable to retain our current personnel, attract or assimilate other highly qualified management and scientific personnel in the future. The loss of any or all of these individuals would result in a significant loss in the knowledge and experience that we, as an organization, possess and could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Our management and key employees can terminate their employment with us at any time.

We also rely on consultants, advisors and strategic collaborators, especially our strategic collaboration with Dr. Gordon Keller, who assists us in formulating our stem cell research and development strategies. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so could materially harm our business.

Although the current term of our sponsored research collaboration agreement with UHN and our co-founder, Dr. Gordon Keller, does not expire until September 2017, there can be no assurances that we will be able to renew or extend the agreement beyond 2017 on mutually agreeable terms. Additionally, there can be no assurances that we will receive any invention notices or secure a license to any intellectual property resulting from such sponsored research.

We will need to hire additional highly specialized, skilled personnel to achieve our business plan. Our inability to hire qualified personnel in a timely manner will harm our business.

Our ability to execute on our business plan will largely depend on the talents and efforts of highly skilled individuals with specialized training in the field of stem cell research and drug candidate screening. Our future success depends on our ability to identify, hire and retain these highly skilled personnel during our early stages of development. Competition in our industry for qualified employees with the specialized training we require is intense. In addition, our compensation arrangements may not always be successful in attracting the new employees we require. Our ability to execute our drug rescue business model effectively depends on our ability to attract these new employees.

Our activities involve hazardous materials, and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures exposure to blood-borne pathogens and the handling of bio-hazardous materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the cleanup, of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations.

Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products and testing technologies. We may become subject to product liability claims if the use of our potential products is alleged to have injured subjects or patients. This risk exists for product candidates tested in human clinical trials as well as potential products that are sold commercially. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities that could have a material adverse effect on our business.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could harm our business. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our business or the economy as a whole.

We may select and develop product candidates that fail.

We may select for development and expend considerable resources including time and money on product candidates that fail to complete trials, obtain regulatory approval or achieve sufficient sales, if any, to be profitable.

Additional Risks

Our principal institutional stockholders and our President and Chief Scientific Officer own a significant percentage of our stock and will be able to exercise significant influence.

Our co-founder, President and Chief Scientific Officer, Dr. Ralph Snodgrass, and our principal institutional stockholders and their affiliates own a significant percentage of our outstanding capital stock. Accordingly, these stockholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring stockholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information about the ownership of our capital stock by our executive officers, directors, and principal shareholders.

When we require future capital, we may not be able to secure additional funding in order to expand our operations and develop new products.

We expect to seek additional funds from public and private stock offerings, issuance of promissory notes or debentures, borrowings under lease lines of credit, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

    •           revenues generated, if any;

    •           development expenses incurred;

    •           the commercial success of our drug rescue and other research and development efforts; and

    •           the emergence of competing scientific and technological developments.

If adequate funds are not available, we may have to delay or reduce the scope of our drug rescue and development of our product candidates and technologies or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves. We may also have to reduce collaboration efforts, including sponsored research collaborations. Any of these results would materially harm our business, financial condition and results of operations.

The market price of our common stock has been volatile and may fluctuate significantly in response to many factors, some of which are beyond our control and may be unrelated to our performance.

We anticipate that the market price of our common stock, will fluctuate significantly in response to many factors, some of which are unpredictable, beyond our control and are unrelated to our performance, including specific factors such as the announcement of new products or product enhancements by us or our competitors, developments concerning intellectual property rights and regulatory approvals, quarterly variations in our and our competitors’ results of operations, changes in earnings estimates or recommendations by any securities analysts, developments in our industry, strategic actions by us or our competitors, such as acquisitions or restructurings, new laws or regulations or new interpretations of existing laws or regulations applicable to our business, the public’s reaction to our press releases, our other public announcements and our filings with the SEC, changes in accounting standards, policies, guidance, interpretations or principles, our inability to raise additional capital as needed, substantial sales of common stock underlying warrants or preferred stock, sales of common stock or other securities by us or our management team, and general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of the biotechnology industry.

Further, the stock market in general, and securities of micro-cap and small-cap companies in particular, frequently experience extreme price and volume fluctuations. Continued broad market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility is likely to be worse if the trading volume of our common stock is low.

There may not ever be an active market for our common stock.

Although our common stock is quoted on the OTC Bulletin Board, our public float is very limited and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares are traded. There can be no assurance that an active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time.

Because we became a public company by means of a strategic reverse merger, we may not be able to attract the attention of investors or major brokerage firms.

Because we became a public company by means of a strategic reverse merger transaction in May 2011 rather than through a traditional initial public offering involving an investment banking or brokerage firm, securities analysts or major brokerage firms may not provide coverage of us because there may be limited incentive to recommend the purchase of our common stock.

Because we became a public company as a result of a reverse merger with a public shell, unknown liabilities may adversely affect our financial condition.

We became a public company by means of a strategic reverse merger with a public shell. While management conducted extensive due diligence prior to consummating our strategic reverse merger, in the event the public shell contained undisclosed liabilities, and management was unable to address or otherwise offset such liabilities, such liabilities may materially, and adversely affect our financial condition.  As a result of the risks associated with unknown liabilities, potential investors may be unsure or unwilling to invest in the Company.

We will incur significant costs to ensure compliance with corporate governance, federal securities law and accounting requirements.

Since becoming a public company by means of a strategic reverse merger, we are subject to the periodic reporting and other requirements of the federal securities laws, rules and regulations.  We have incurred and will incur significant costs to comply with such requirements, including accounting and related auditing costs, and costs to comply with corporate governance and other costs of operating a public company. The filing and internal control reporting requirements imposed by federal securities laws, rules and regulations are rigorous and we may not be able to meet them, resulting in a possible decline in the price of our common stock and our inability to obtain future financing.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

Our management team has limited experience as officers of a publicly-traded company, and prior to May 2011, we did not operate as a publicly-traded company. It may be time consuming, difficult and costly for us to implement and maintain the internal controls and reporting procedures required by Sarbanes-Oxley. If we are unable to comply with Sarbanes-Oxley’s internal controls and disclosure requirements, we may not be able to obtain the independent registered public accounting firm attestations that Sarbanes-Oxley Act requires certain publicly-traded companies to obtain. If it is determined that we have a material weakness in our internal control over financial reporting, we could incur additional costs and suffer adverse publicity and other consequences of any such determination.

We cannot assure you that our common stock will be liquid or that our common stock will be listed on the New York Stock Exchange, the Nasdaq Stock Market, or other similar exchanges.

We do not yet meet the initial listing standards of the New York Stock Exchange, the Nasdaq Stock Market, or other similar exchanges. Until our common stock is listed on an exchange, we anticipate that it will remain quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect their liquidity. This would also make it more difficult to raise additional capital.

There may be additional issuances of shares of preferred stock in the future.

Following approval by our stockholders in October 2011, our Articles of Incorporation now permit us to issue up to 10.0 million shares of preferred stock and our Board has authorized the issuance of up to 500,000 shares of Series A Convertible Preferred Stock, of which 437,055 shares are outstanding at March 31, 2012. Our Board of Directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

Our common stock may be considered a “penny stock.”

Since we became a publicly-traded corporation in May 2011, our common stock has traded on the OTC Bulletin Board at a price of less than $5.00 per share. The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. To the extent that the market price of our common stock is less than $5.00 per share and, therefore, may be considered a “penny stock,” brokers and dealers effecting transactions in our common stock must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock. In addition, as long as our common stock remains listed on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any dividends on our shares of common stock and we do not currently anticipate paying any such dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, contractual restrictions, financing agreement covenants, solvency tests imposed by corporate law, results of operations, anticipated cash requirements and other factors and will be at the discretion of our Board of Directors. Furthermore, we may incur indebtedness that may severely restrict or prohibit the payment of dividends.

We may be at risk of securities class action litigation that could result in substantial costs and divert management’s attention and resources.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market place of its securities, particularly following the company’s initial public offering. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Item 1B.  Unresolved Staff Comments

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 2.  Properties

Our headquarters are located at 384 Oyster Point Boulevard, No. 8, South San Francisco, California 94080-1967, where we occupy approximately 6,900 square feet of office and lab space under a lease expiring on June 30, 2013.   We believe our current facilities are suitable and adequate for our current needs.

Item 3.  Legal Proceedings

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. We are not presently involved in any legal proceedings nor do we know of any legal proceedings which are threatened or contemplated.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 21, 2011 our common stock began trading on the OTC Bulletin Board under the symbol “VSTA.”  There was no established trading market for our common stock prior to that date.  On May 23, 2011 our directors approved a 2-for-1 forward stock split. The stock split became effective on the OTC Bulletin Board on June 21, 2011.

Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
	High	Low
Year Ending March 31, 2012
First quarter ending June 30, 2011 (from June 21, 2011)	$2.60	$2.45
Second quarter ending September 30, 2011	$2.60	$1.80
Third quarter ending December 31, 2011	$3.10	$2.57
Fourth quarter ending March 31, 2012	$3.15	$2.55

On June 28, 2012 the closing price of our common stock on the OTC Bulletin Board was $0.98 per share.

As of June 28, 2012, we had 17,559,963 shares of common stock outstanding and 263 common stockholders of record.  On the same date, one stockholder held all 437,055 outstanding shares of our Series A Preferred Stock.

Dividend Policy

We have not paid any dividends in the past and we do not anticipate that we will pay dividends in the foreseeable future.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended March 31, 2012

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Grants

As of March 31, 2012, options to purchase a total of 4,805,771 shares of common stock are outstanding at a weighted average exercise price of $1.53 per share, of which 3,740,135 options are vested and exercisable at a weighted average exercise price of $1.45 per share and 1,065,636 are unvested and unexercisable at a weighted average exercise price of $1.83 per share. These options were issued under our 2008 Plan and our 1999 Plan, each as more particularly described below. An additional 433,700 shares remain available for future equity grants under our 2008 Plan.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,266,300	$1.57	433,700
Equity compensation plans not approved by security holders	539,471	1.23	--
Total	4,805,771	$1.53	433,700

2008 Stock Incentive Plan

We adopted our 2008 Plan on December 19, 2008.  The maximum number of shares of our common stock that may be granted pursuant to the 2008 Plan is currently 5,000,000. In all cases, the maximum number of shares of common stock under the 2008 Plan will be subject to adjustments for stock splits, stock dividends or other similar changes in our common stock or our capital structure. Notwithstanding the foregoing, the maximum number of shares of common stock available for grant of options intended to qualify as “incentive stock options” under the provisions of Section 422 of the Internal Revenue Code of 1986 (the “Code”), is 5,000,000.

Our 2008 Plan provides for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards”. Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. We may grant incentive stock options only to employees of VistaGen or any parent or subsidiary of VistaGen. Awards other than incentive stock options may be granted to employees, directors and consultants.

Our Board of Directors or the Compensation Committee of the Board of Directors, referred to as the “Administrator”, administers our 2008 Plan, including selecting the award recipients, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award and determining the vesting and exercise periods of each award.

The exercise price of all incentive stock options granted under our 2008 Plan must be at least equal to 100% of the fair market value of the shares on the date of grant. If, however, incentive stock options are granted to an employee who owns stock possessing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of us, the exercise price of any incentive stock option granted must not be less than 110% of the fair market value on the grant date. The maximum term of these incentive stock options granted to employees who own stock possessing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of us must not exceed five years. The maximum term of an incentive stock option granted to any other participant must not exceed ten years. The Administrator will determine the term and exercise or purchase price of all other awards granted under our 2008 Plan.

Under the 2008 Plan, incentive stock options may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. Other awards shall be transferable:

•	by will and by the laws of descent and distribution; and

•
during the lifetime of the participant, to the extent and in the manner authorized by the Administrator by gift or pursuant to a domestic relations order to members of the participant’s immediate family.

The 2008 Plan permits the designation of beneficiaries by holders of awards, including incentive stock options.

In the event of termination of a participant’s service for any reason other than disability or death, such participant may, but only during the period specified in the award agreement of not less than 30 days commencing on the date of termination (but in no event later than the expiration date of the term of such award as set forth in the award agreement), exercise the portion of the participant’s award that was vested at the date of such termination or such other portion of the participant’s award as may be determined by the Administrator. The participant’s award agreement may provide that upon the termination of the participant’s service for cause, the participant’s right to exercise the award shall terminate concurrently with the termination of the participant’s service. In the event of a participant’s change of status from employee to consultant, an employee’s incentive stock option shall convert automatically into a non-qualified stock option on the day three months and one day following such change in status. To the extent that the participant’s award was unvested at the date of termination, or if the participant does not exercise the vested portion of the participant’s award within the period specified in the award agreement of not less than 30 days commencing on the date of termination, the award shall terminate. If termination was caused by death or disability, any options which have become exercisable prior to the time of termination, will remain exercisable for twelve months from the date of termination (unless a shorter or longer period of time is determined by the Administrator).

Following the date that the exemption from application of Section 162(m) of the Code ceases to apply to awards, the maximum number of shares with respect to which options and stock appreciation rights may be granted to any participant in any calendar year will be 2,500,000 shares of common stock. In connection with a participant’s commencement of service with us, a participant may be granted options and stock appreciation rights for up to an additional 500,000 shares that will not count against the foregoing limitation. In addition, following the date that the exemption from application of Section 162(m) of the Code ceases to apply to awards, for awards of restricted stock and restricted shares of common stock that are intended to be “performance-based compensation” (within the meaning of Section 162(m)), the maximum number of shares with respect to which such awards may be granted to any participant in any calendar year will be 2,500,000 shares of common stock. The limits described in this paragraph are subject to adjustment in the event of any change in our capital structure as described below.

The terms and conditions of awards shall be determined by the Administrator, including the vesting schedule and any forfeiture provisions. Awards under the plan may vest upon the passage of time or upon the attainment of certain performance criteria. The performance criteria established by the Administrator may be based on any one of, or combination of, the following:

•	increase in share price;

•	earnings per share;

•	total shareholder return;

•	operating margin;

•	gross margin;

•	return on equity;

•	return on assets;

•	return on investment;

•	operating income;

•	net operating income;

•	pre-tax profit;

•	cash flow;

•	revenue;

•	expenses;

•	earnings before interest, taxes and depreciation;

•	economic value added; and

•	market share.

Subject to any required action by our shareholders, the number of shares of common stock covered by outstanding awards, the number of shares of common stock that have been authorized for issuance under the 2008 Plan, the exercise or purchase price of each outstanding award, the maximum number of shares of common stock that may be granted subject to awards to any participant in a calendar year, and the like, shall be proportionally adjusted by the Administrator in the event of any increase or decrease in the number of issued shares of common stock resulting from certain changes in our capital structure as described in the 2008 Plan.

Effective upon the consummation of a Corporate Transaction (as defined below), all outstanding awards under the 2008 Plan will terminate unless the acquirer assumes or replaces such awards. The Administrator has the authority, exercisable either in advance of any actual or anticipated Corporate Transaction or Change in Control (as defined below) or at the time of an actual Corporate Transaction or Change in Control and exercisable at the time of the grant of an award under the 2008 Plan or any time while an award remains outstanding, to provide for the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2008 Plan and the release from restrictions on transfer and repurchase or forfeiture rights of such awards in connection with a Corporate Transaction or Change in Control, on such terms and conditions as the Administrator may specify. The Administrator also shall have the authority to condition any such award vesting and exercisability or release from such limitations upon the subsequent termination of the service of the grantee within a specified period following the effective date of the Corporate Transaction or Change in Control. The Administrator may provide that any awards so vested or released from such limitations in connection with a Change in Control, shall remain fully exercisable until the expiration or sooner termination of the award.

Under our 2008 Plan, a Corporate Transaction is generally defined as:

•
an acquisition of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the Administrator determines shall not be a Corporate Transaction;

•
a reverse merger in which we remain the surviving entity but: (i) the shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (ii) in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger;

•	a sale, transfer or other disposition of all or substantially all of the assets of our Corporation;

•	a merger or consolidation in which our Corporation is not the surviving entity; or

•	a complete liquidation or dissolution.

Under our 2008 Plan, a Change in Control is generally defined as: (i) the acquisition of more than 50% of the total combined voting power of our stock by any individual or entity which a majority of our Board of Directors (who have served on our board for at least 12 months) do not recommend our shareholders accept; (ii) or a change in the composition of our Board of Directors over a period of 12 months or less.

Unless terminated sooner, our 2008 Plan will automatically terminate in 2017. Our Board of Directors may at any time amend, suspend or terminate our 2008 Plan. To the extent necessary to comply with applicable provisions of U.S. federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, we shall obtain shareholder approval of any such amendment to the 2008 Stock Plan in such a manner and to such a degree as required.

As of March 31, 2012, we have options to purchase an aggregate of 4,266,300 shares of common stock outstanding under our 2008 Plan.

1999 Stock Incentive Plan

VistaGen’s Board of Directors adopted our 1999 Plan on December 6, 1999.  The 1999 Plan has terminated under its own terms, and as a result, no awards may currently be granted under the 1999 Plan. However, the options and awards that have already been granted pursuant to the 1999 Plan remain operative.

The 1999 Plan permitted VistaGen to make grants of incentive stock options, non-qualified stock options and restricted stock awards. VistaGen initially reserved 450,000 shares of its common stock for the issuance of awards under the 1999 Plan, which number was subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that were forfeited or cancelled from awards under the 1999 Plan also were available for future awards.

The 1999 Plan could be administered by either VistaGen’s Board of Directors or a committee designated by VistaGen’s Board of Directors. VistaGen’s Board of Directors designated its Compensation Committee as the committee with full power and authority to select the participants to whom awards were granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 1999 Plan. All directors, executive officers, and certain other key persons (including employees, consultants and advisors) of VistaGen were eligible to participate in the 1999 Plan.

The exercise price of incentive stock options awarded under the 1999 Plan could not be less than the fair market value of the common stock on the date of the option grant and could not be less than 110% of the fair market value of the common stock to persons owning stock representing more than 10% of the voting power of all classes of our stock. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the common stock. It is expected that the term of each option granted under the 1999 Plan will not exceed ten years (or five years, in the case of an incentive stock option granted to a 10% shareholder) from the date of grant. VistaGen’s Compensation Committee determined at what time or times each option may be exercised (provided that in no event may it exceed ten years from the date of grant) and, subject to the provisions of the 1999 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options could be exercised.

Restricted stock could also be granted under our 1999 Plan. Restricted stock awards issued by VistaGen were shares of common stock that vest in accordance with terms and conditions established by VistaGen’s Compensation Committee. VistaGen’s Compensation Committee could impose conditions to vesting it determined to be appropriate. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. VistaGen’s Compensation Committee determined the number of shares of restricted stock granted to any employee. Our 1999 Plan also gave VistaGen’s Compensation Committee discretion to grant stock awards free of any restrictions.

Unless the Compensation Committee provided otherwise, our 1999 Plan did not generally allow for the transfer of incentive stock options and other awards and only the recipient of an award could exercise an award during his or her lifetime. Non-qualified stock options are transferable only to the extent provided in the award agreement, in a manner consistent with the applicable law, and by will and by the laws of descent and distribution. In the event of a change in control of the Company, the outstanding options will automatically vest unless our Board of Directors and the Board of Directors of the surviving or acquiring entity shall make appropriate provisions for the continuation or assumption of any outstanding awards under the 1999 Plan.

As of March 31, 2012, we have options to purchase an aggregate of 539,471 shares of our common stock outstanding under our 1999 Plan.

Recent Sales of Unregistered Securities

During the three years preceding the date of this report, we issued the following securities which were not registered under the Securities Act of 1933 (the “Securities Act”):

12% Convertible Notes and Warrants

On February 28, 2012, we consummated a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes").  Each Note accrues interest at the rate of 12% per annum to be paid in kind quarterly, and will mature on the earlier to occur of twenty-four months from the date of issuance or consummation of an equity, equity-based or series of equity-based financings resulting in gross proceeds to us of at least $4.0 million (a "Qualified Financing"). The holder of each Note may voluntarily convert the outstanding principal amount of the Notes, together with all accrued and unpaid interest thereon ("Outstanding Balance") into that number of shares of our common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares"). In addition, in the event we consummate a Qualified Financing, and the price per unit of the securities sold, or share of common stock issuable in connection with such Qualified Financing, is at least $2.00, the Outstanding Balance will automatically convert into such securities, the amount of which shall be determined according to a formula set forth in the Notes. The Notes rank pari-passu with respect to certain other promissory notes that we may issue, in an aggregate principal amount not to exceed $3.0 million, inclusive of the Notes.

The purchaser of each Note was issued a warrant to purchase, for $2.75 per share, that number of shares of our common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 shares of our common stock upon exercise of the warrants.  The warrants terminate, if not exercised, five years from the date of issuance.

Noble Financial Capital Markets served as the lead placement agent for the Company in connection with the Note Offering and received fees totaling $21,000.

The Notes and Warrants were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each of the Purchasers represented that it was an "accredited investor" as defined in Regulation D.

2011 Private Placement

On May 11, 2011, we completed a private placement of 1,108,048 Units at a price of $1.75 per Unit (“2011 Private Placement”). Each Unit consisted of one share of our common stock and a warrant to purchase one fourth (1/4) of one share of our common stock at an exercise price of $2.50 per share.

Fall 2011 Follow-On Offering

Beginning in October 2011, we initiated a follow-on private placement of Units.  These Units were essentially the same as the Units issued in connection with the 2011 Private Placement, namely, each Unit was priced at $1.75 and consisted of one share of our common stock and a three-year warrant to purchase one-fourth (1/4) of one share of our common stock at an exercise price of $2.50 per share.  We sold a total of 63,570 Units and received aggregate cash proceeds of $111,248.

Warrant Exercises

During the quarter ended December 31, 2011, warrant holders exercised warrants to purchase an aggregate of 3,121,259 shares of our common stock, including warrants to purchase 1,599,858 shares of common stock exercised by Platinum under the terms of the Note and Warrant Exchange Agreement, as described in Note 9, Capital Stock, to our financial statements included in Item 8 of this Report on Form 10-K. The warrants exercised by Platinum resulted in proceeds of $1,719,823 which was applied to reduce the outstanding balance of the Platinum Note and accrued interest under the terms of the Note and Exchange Agreement.

Other investors and service providers exercised warrants to purchase an aggregate of 1,028,860 shares of our common stock. In connection with these exercises, we received cash proceeds of $1,106,129; satisfied outstanding indebtedness to certain holders in lieu of payment by us totaling an aggregate of $30,128; and prepaid future services to be performed by certain holders in the aggregate amount of $41,343.

Additionally, in December 2011, we entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company, doing business as Cato BioVentures (“CHC”), Cato Research Ltd (“CRL”), and certain individual warrant holders affiliated with CHC and CRL (collectively, the “CHC Affiliates”) under the terms of which CHC and the CHC Affiliates exercised warrants to purchase an aggregate of 492,541 shares of our common stock.  As a result of these warrant exercises, we received cash payments of $60,207 and, in lieu of cash payments for the exercise of certain warrants, CHC and CRL agreed to the satisfaction of outstanding indebtedness to CRL in the amount of $245,278 and pre-payment for future services in the amount of $226,449.

Common Stock Exchange Agreement with Platinum

On December 22, 2011, we entered into a strategic Common Stock Exchange Agreement (the "Exchange Agreement") with Platinum, pursuant to which Platinum converted 484,000 shares of VistaGen common stock into 45,980 shares of our Series A Preferred Stock (the "Exchange").  Each share of Series A Preferred Stock issued to Platinum is convertible into ten shares of VistaGen common stock.  In consideration for the Exchange, the Series A Preferred Stock received by Platinum in connection with the Exchange is convertible into the equivalent of 0.95 shares of common stock surrendered in connection with the Exchange.  The Exchange was effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, and/or Section 4(2) thereunder. We received no proceeds in connection with the Exchange.

Issuance of Excaliber Common Stock in Merger Transaction

On May 11, 2011, Excaliber issued 6,836,452 shares of its common stock to shareholders of VistaGen in connection with the Merger. The issuance of shares of Excaliber’s common stock to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

Morrison & Foerster Note

On March 15, 2010, we issued an unsecured promissory note in the aggregate principal amount of approximately $1.3 million to our legal counsel, Morrison & Foerster LLP (“Morrison & Foerster”), in exchange for cancellation of accounts payable for accrued legal fees, including legal fees relating to its intellectual property portfolio, totaling approximately $1.3 million (the “Morrison & Foerster Note”).  The Morrison & Foerster Note provides that amounts payable for services rendered by Morrison & Foerster to us from March 1, 2010 through the closing of our 2011 private placement shall automatically be added to the outstanding principal balance of the Morrison & Foerster Note upon delivery of an invoice for such services.

On May 5, 2011, we amended and restated the Morrison & Foerster Note to provide for (i) the extension of the maturity date of the note to March 31, 2016 and (ii) an initital payment of $100,000 within three business days of the date of the note (which amount has been paid), followed by the payment of the remaining note balance in monthly installments according to the following five-year schedule: (A) after June 1, 2011, $15,000 per month until March 31, 2012; (B) $25,000 per month from April 1, 2012 to March 31, 2013; (C) $50,000 per month from April 1, 2013 to March 31, 2016; provided, however, that beginning on January 1, 2012, we will be required to make interim cash payments to Morrison & Foerster under the Morrison & Foerster Note equal to five percent (5.0%) of the proceeds of any of our public or private equity financings during the then-remaining term of the note.  All amounts paid under the Morrison & Foerster Note shall be fully credited against the outstanding note balance at the time each payment is made.  If any amount remains unpaid as of March 31, 2016, such remaining amount shall be paid in full by such date.  In connection with the foregoing amendment and restatement of the Morrison & Foerster Note, we issued 200,000 shares of restricted common stock to Morrison & Foerster at a price of $1.75 per share. At March 31, 2012, the aggregate principal and accrued interest of the Morrison & Foerster Note is approximately $2.4 million.

McCarthy Tetrault Note

On May 5, 2011, we issued an unsecured promissory note in the aggregate principal amount of CDN $502,796.79 to our Canadian legal counsel, McCarthy Tetrault LLP (“McCarthy”) in exchange for cancellation of all accounts payable for accrued legal fees (the “McCarthy Note”).  The terms of the McCarthy Note provide for: (i) beginning on May 31, 2011, and on or before the last business day of each calendar month thereafter until December 31, 2011, payment of $10,000 per month (“McCarthy Monthly Payment”) until the earlier of: (a) the full payment of the McCarthy Note or (b) June 30, 2014; provided, however, that (1) beginning on January 31, 2012, the McCarthy Monthly Payment shall increase to $15,000, (2) upon the closing of a McCarthy Qualified Financing (as defined below), we will be required to pay McCarthy $100,000 within ten (10) business days of the closing of such McCarthy Qualified Financing, (3) beginning on January 1, 2012, we will be required to make interim cash payments to McCarthy under the McCarthy Note equal to one percent (1.0%) of the proceeds of all of our public or private equity financings during the term of the McCarthy Note; and (4) if, during the term of the McCarthy Note, (A) we receive a strategic loan from the federal government of Canada under a low interest long term Canadian federal loan program with net loan proceeds to us of at least CDN $5,000,000 in cash, and (B) the terms of such loan permit the use of loan proceeds by us to pay prior indebtedness to McCarthy, then we shall be required to make an interim cash payment to McCarthy equal to three percent (3%) of such loan proceeds within ten (10) days of our receipt thereof from the Canadian federal government.  All amounts paid under the McCarthy Note shall be fully credited against the outstanding note balance at the time each payment is made.  If any amount remains unpaid as of June 30, 2014, such remaining amount shall be paid in full by such date.  For purposes of the McCarthy Note, “McCarthy Qualified Financing” means an equity or equity based financing or series of equity financings between the issuance date of the McCarthy Note and June 30, 2012, resulting in gross proceeds to us of at least CDN $5,500,000. In connection with the issuance of the McCarthy Note, we issued 100,000 shares of restricted common stock to McCarthy at a price of $1.75 per share.

Desjardins Securities Note

On May 5, 2011, we issued an unsecured promissory note in the principal amount of $236,058 to our former Canadian investment bankers, Desjardins Securities Inc. (“Desjardins”), to reimburse Desjardins, pursuant to our prior investment banking services engagement agreement, for legal fees paid by Desjardins on our behalf in connection with a proposed corporate finance transaction in Canada (“Desjardins Note”).  The terms of the Desjardins Note provide for,   beginning on May 31, 2011, and on or before the last business day of each calendar month thereafter until December 31, 2011, payment of approximately $4,000 per month (“Desjardins Monthly Payment”) until the earlier of: (a) the full payment of the Desjardins Note or (b) June 30, 2014; provided, however, that (1) beginning on January 31, 2012, the Desjardins Monthly Payment shall increase to $6,000, (2) upon the closing of a Desjardins Qualified Financing (as defined below), we will be required to pay Desjardins $39,600 within ten (10) business days of the closing of such Desjardins Qualified Financing, (3) beginning on January 1, 2012, we will be required to make interim cash payments to Desjardins under the Desjardins Note equal to one-half of one percent (0.5%) of the proceeds of all of our public or private equity financings during the term of the Desjardins Note; and (4) if, during the term of the Desjardins Note, (A) we receive a strategic loan from the federal government of Canada under a low interest long-term Canadian federal loan program with net loan proceeds to us of at least CDN $5,000,000 in cash, and (B) the terms of such loan permit the use of loan proceeds by us to pay prior indebtedness to Desjardins, then we shall be required to make an interim cash payment to Desjardins equal to one percent (1%) of such loan proceeds within ten (10) days of our receipt thereof from the Canadian federal government.  All amounts paid under the Desjardins Note shall be fully credited against the outstanding note balance at the time each payment is made.  If any amount remains unpaid as of June 30, 2014, such remaining amount shall be paid in full by such date.  For purposes of the Desjardins Note, “Desjardins Qualified Financing” means an equity or equity based financing or series of equity financings between the issuance date of the Desjardins Note and June 30, 2012, resulting in gross proceeds to us of at least CDN $5,500,000. In connection with the issuance of the Desjardins Note, we issued 39,600 shares of restricted common stock to Desjardins at a price of $1.75 per share.

August 2010 Notes and Warrants

In August 2010, we issued short-term, non-interest bearing, unsecured promissory notes (the “August 2010 Short Term Notes”) having an aggregate principal amount, as adjusted, of $1,120,000, for a purchase price of $800,000.  In connection with the 2011 Private Placement, a total of $840,000 of the aggregate principal amount of the August 2010 Short Term Notes, plus a note cancellation premium of $94,500, were converted into Units, $105,000 of such amount was converted into a long-term note issued to Cato BioVentures, and $175,000 of such amount was not converted, of which amount approximately $64,000 remains outstanding.  In connection with the issuance of the August 2010 Short Term Notes, we issued to each holder thereof a warrant to purchase that number of shares of our common stock determined by multiplying the purchase price of such August 2010 Short Term Note by 0.50.  Warrants exercisable to acquire an aggregate of 200,000 shares of our common stock were also issued in connection with the issuance of the August 2010 Short Term Notes.  These warrants expire three (3) years from the date of issuance and have an exercise price of $2.00 per share.

2008/2010 Notes and Warrants

From May 2008 to August 4, 2010, we sold 10% convertible promissory notes in the aggregate principal amount of $2,971,815 (the “2008/2010 Notes”).  All of the 2008/2010 Notes converted into Units in connection with the 2011 Private Placement.  In connection with the sale and issuance of the 2008/2010 Notes, we issued each holder of a 2008/2010 Note a warrant to purchase that number of shares of common stock equal to the number of shares determined by dividing the principal amount of such holder’s 2008/2010 Note by the price per share sold under an equity or equity based financing or series of equity-based financings resulting in gross proceeds totaling at least $3 million and then multiplying the quotient by 0.5. The warrants expire on the earlier of: (i) December 31, 2013; or (ii) 10 days preceding the closing date of the sale of VistaGen or all or substantially all of its assets. The warrants are exercisable at an exercise price equal to $2.625 per share.

Cato BioVentures

Cato BioVentures, the life sciences venture capital affiliate of Cato Research, is one of our largest institutional stockholders.  Pursuant to a loan agreement dated as of February 3, 2004 by and between Cato BioVentures and VistaGen, as amended, Cato BioVentures extended to VistaGen a $400,000 revolving line of credit. As of April 29, 2011, the outstanding balance under the line of credit agreement was $242,273.  On April 29, 2011, the line of credit agreement was terminated and VistaGen issued to Cato BioVentures an unsecured promissory note in the principal amount of $352,273 (the “2011 Cato Note”), which principal amount included the $242,273 outstanding balance on the line of credit as of April 29, 2011, and $105,000 of indebtedness owed to Cato BioVentures under its August 2010 Short-Term Note (as described above).  The 2011 Cato Note bears interest at the rate of 7.0% per annum, is payable in installments as follows:  ten thousand dollars ($10,000) each month, beginning June 1, 2011 and ending on November 1, 2011; twelve thousand five hundred dollars ($12,500) each month, beginning December 1, 2011, and each month thereafter until the balance under the 2011 Cato Note is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2011 Cato Note.

Item 6.  Selected Financial Data

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements that are based on the current beliefs of our management, as well as current assumptions made by, and information currently available to, our management. All statements contained in the discussion below, other than statements that are purely historical, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as in the section entitled “Risk Factors,” and elsewhere in our other filings with the SEC. Forward-looking statements are based on estimates and assumptions we make in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” and in our other filings with the Securities and Exchange Commission. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without dilution or other terms that may be unacceptable to our management, Board of Directors and shareholders.

Investors are cautioned not to place undue reliance on the forward-looking statements contained herein. Additionally, unless otherwise stated, the forward-looking statements contained in this report are made as of the date of this report, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. The forward-looking statements contained in this report are expressly qualified by this cautionary statement.  New factors emerge from time to time, and it is not possible for us to predict which factors may arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

Business Overview

We are a biotechnology company applying human pluripotent stem cell technology for drug rescue and cell therapy.

Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants (“drug rescue variants”) of promising small molecule drug candidates that pharmaceutical companies have discontinued during preclinical or early clinical development (“put on the shelf”) due to heart or liver toxicity. We anticipate that our stem cell technology platform, Human Clinical Trials in a Test Tubetm, will allow us to assess the heart and liver toxicity profile of new drug candidates with greater speed and precision than nonclinical in vitro techniques and technologies currently used in the drug development process.  Our drug rescue model is designed to leverage both the pharmaceutical company’s substantial prior investment in discovery and development of once-promising drug candidates which they ultimately put on the shelf and the predictive toxicology and drug development capabilities of our Human Clinical Trials in a Test Tubetm platform.

Our Human Clinical Trials in a Test Tubetm platform is based on a combination of proprietary and exclusively licensed stem cell technologies, including technologies developed over the last 20 years by Canadian scientist, Dr. Gordon Keller, and Dr. Ralph Snodgrass, VistaGen’s founder, President and Chief Scientific Officer. Dr. Keller is currently the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto. Dr. Keller’s research is focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from pluripotent stem cells, including heart cells and liver cells that can be used in our biological assay systems (drug screening systems) for drug rescue. Dr. Snodgrass has nearly 20 years of experience in both academia and industry in the development and application of stem cell differentiation systems for drug discovery and development.

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

In parallel with our drug rescue activities, we plan to advance pilot nonclinical development of cell therapy programs focused on blood, cartilage, heart, liver and pancreas cells. Each of these cell therapy programs is based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tube tm platform.

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

Our immediate plan is to utilize the vast amount of information available in the public domain with respect to potential drug rescue candidates.  We may also seek to acquire rights to drug rescue candidates that third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies have put on the shelf due to heart or liver toxicity.  In connection with our drug rescue programs, we will collaborate with contract medicinal chemistry and preclinical development service companies to generate a pipeline of proprietary small molecule drug rescue variants which may be as effective and commercially promising as the third-party’s original (toxic) drug candidate but without the toxicity that caused it to be put on the shelf.  We plan to have economic participation rights in each drug candidate that we generate in connection with our drug rescue programs.

The Merger

VistaGen was incorporated in California on May 26, 1998 (inception date).  Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005. On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen for 6,836,452 shares of Excaliber’s common stock (the “Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen became the business of Excaliber. Shortly after the Merger:

•	Each of the prior directors of VistaGen was appointed as a director of Excaliber;
•	The prior directors and officers of Excaliber resigned as officers and directors of Excaliber;
•	VistaGen’s prior officers were appointed as officers of like tenor of Excaliber;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
•
Excaliber’s directors approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares, (see Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K);

•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one forward stock split mentioned above, have been retroactively reflected as outstanding for the entire fiscal year ended March 31, 2011 and for the period prior to the Merger in the fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share in the Consolidated Statements of Operations included in Item 8 of this Form 10-K.  Additionally, the accompanying Consolidated Balance Sheets retroactively reflect the authorized capital stock and $0.001 par value of Excaliber’s common stock and the two-for one forward stock split after the Merger.

The financial statements included in this discussion and in the Consolidated Financial Statements included in Item 8 of this Form 10-K represent the activity of VistaGen (the California corporation) for the fiscal year ended March 31, 2011 and the pre-Merger portion of fiscal 2012 and the consolidated activity of VistaGen (the California corporation) and Excaliber from May 11, 2011 (the date of the Merger) through March 31, 2012.  The activities and results of operations of Excaliber were not material in the pre-Merger periods presented.

Primary Merger-Related Transactions

Immediately preceding and concurrent with the Merger:

•
VistaGen sold 2,216,106 Units, consisting of one share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen common stock at an exercise price of $2.50 per share, at a price of $1.75 per Unit in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash (“2011 Private Placement”).  See Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K, for a further description;

•
Holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling $6,174,793, including principal and accrued but unpaid interest, into 3,528,290 Units at $1.75 per Unit.  These Units were the same Units issued in connection with the 2011 Private Placement.  See Note 8, Convertible Promissory Notes and Other Notes Payable, to the Consolidated Financial Statements included in Item 8 of this Form 10-K; and

•
All holders of VistaGen's then-outstanding preferred stock converted all 2,884,655 of their shares of VistaGen preferred stock into 2,884,655 shares of VistaGen common stock at a price of $1.75 per share.  See Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Financial Operations Overview

Net Loss

We are in the development stage and, since inception, have devoted substantially all of our time and efforts to stem cell research and stem-cell based bioassay system development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.  As of March 31, 2012, we had an accumulated deficit of $54.8 million. Our net loss for the years ended March 31, 2012 and 2011 was $12.2 million and $9.5 million, respectively. We expect these conditions to continue for the foreseeable future as we expand our drug rescue activities and the capabilities of our Human Clinical Trials in a Test Tube™ platform.

The following table summarizes the results of our operations for the fiscal years ended March 31, 2012 and 2011 (amounts in $000):

	Fiscal Years Ended March 31,
	2012	2011

Revenues:
Grant revenue	$1,342	$2,071
Total revenues	1,342	2,071
Operating expenses:
Research and development	5,389	3,678
General and administrative	4,997	4,958
Total operating expenses	10,386	8,636
Loss from operations	(9,044)	(6,565)
Other expenses, net:
Interest expense, net	(1,893)	(3,119)
Change in put and note extension option and warrant liabilities	(78)	204
Loss on early extinguishment of debt	(1,193)	-

Loss before income taxes	(12,208)	(9,480)
Income taxes	(2)	(2)
Net loss	$(12,210)	$(9,482)

Revenue

Our primary sources of revenue for the fiscal years ended March 31, 2012 and 2011 were government grant awards from the NIH to pursue the development of AV-101 and from California Institute of Regenerative Medicine (“CIRM”) to develop our bioassay system for predictive liver toxicology and drug metabolism drug screening, and from a strategic research contract with third parties.  The AV-101 grant from NIH accounted for 87% and 69% of total revenue for fiscal year 2012 and 2011, respectively.  The CIRM grant accounted for 6% and 26% of total revenue in fiscal year 2012 and 2011, respectively.  The current NIH grant terminates on June 30, 2012 and our CIRM grant terminated in September 2011.  Government grant revenue typically reimburses us for expenses incurred in the subject research area plus a nominal allocation or fee to cover our related administrative and infrastructure costs.

Research and Development Expense

Research and development expense represented approximately 52% and 43% of total operating expenses for the years ended March 31, 2012 and 2011, respectively. Research and development costs are expensed as incurred. Research and development expense consists of both internal and external expenses incurred in sponsored stem cell research and development activities, costs associated with the clinical and non-clinical development of AV-101 and costs related to the licensing, application and prosecution of our intellectual property.  These expenses primarily consist of the following:

•	salaries, benefits, including stock-based compensation costs, travel and related expense for personnel associated with research and development activities;

•	fees paid to contract research organizations and other professional service providers for services related to the conduct and analysis of clinical trials and other development activities;

•	fees paid to third parties for access to licensed technology and costs associated with securing and maintaining patents related to our internally generated inventions:

•	laboratory supplies and materials;

•	leasing and depreciation of laboratory equipment; and

•	allocated costs of facilities and infrastructure.

General and Administrative Expense

General and administrative expense consists primarily of salaries and related expense, including stock-based compensation expense, for personnel in executive, finance and accounting, and other support functions. Other costs include professional fees for legal, investor relations and accounting services and other strategic consulting and public company expenses as well as facility costs not otherwise included in research and development expense.

During the second half of our fiscal year ended March 31, 2011, we expensed significant legal, accounting and other fees that we had incurred in anticipation of a potential listing on the Toronto Stock Exchange when, for strategic purposes, we refrained from pursuing a listing on that securities exchange due to market conditions..  Following the Merger in May 2011, we increased our administrative headcount and engaged certain consulting services to meet our obligations as a public reporting company.

Other Expenses, Net

We incurred interest expense on the outstanding balance of our convertible promissory notes issued beginning in 2006, substantially all of which were converted into Units in May 2011 at a price of $1.75 per Unit in connection with the Merger.  We also incurred interest expense on the Platinum Note prior to its exchange into our Series A Preferred Stock in December 2011, and on various notes issued to certain service providers during the years ended March 31, 2011 and 2012.

We recorded non-cash income in fiscal 2011 and non-cash expense in fiscal 2012 related to the change in the fair values of the derivatives associated with the Platinum Notes.  In fiscal 2012, we recorded a non-cash loss on early extinguishment of debt related to the exchange of the Platinum Note into shares of our Series A Preferred Stock under the terms of a note and warrant exchange agreement.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, research and development, stock-based compensation, and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Revenue Recognition

Our revenues consist primarily of revenues from government grant awards and strategic collaborations.  We recognize revenue under the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Topic 13, Revenue Recognition Revised and Updated (“SAB 104”) and Accounting Standards Codification (“ASC”) 605-25, Revenue Arrangements-Multiple Element Arrangements (“ASC 605-25”). Revenue for arrangements not having multiple deliverables, as outlined in ASC 605-25, is recognized once costs are incurred and collectability is reasonably assured.

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

We recognize revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•
Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments.  If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred.  Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no objective and reliable evidence of the fair value of those obligations.  We recognize non-refundable upfront technology access fees under agreements in which we have a continuing performance obligation ratably, on a straight-line basis, over the period in which we are obligated to provide services.  Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured.  Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process.  Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

•
Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees and/or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the continuing research and development efforts. Otherwise, revenue is recognized over the period of our continuing involvement.

•
Government grant awards, which support our research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. We recognize grant revenue when associated project costs are incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the statements of operations.

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, our lead drug candidate, and costs related to application and prosecution of patents related to our stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

Stock-Based Compensation

We account for stock-based payment arrangements in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50, Equity-Equity Based Payments to Non-Employees which requires the recognition of compensation expense, using a fair-value based method, for all costs related to stock-based payments including stock options and restricted stock awards.  We recognize compensation cost for all share-based awards to employees based on their grant date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. We have no awards with market or performance conditions. For equity awards to non-employees, we re-measure the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which is based on the historical daily trading data of our common stock over the expected term of the option.

Income Taxes

We account for income taxes using the asset and liability approach for financial reporting purposes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended March 31, 2012 and 2011

Revenue

The following table compares the primary revenue sources between the periods (in $000):

	Fiscal Years Ended March 31,
	2012	2011

NIH - AV-101 grant	$1,163	$1,432
CIRM grant	79	546
Subcontract revenue	100	93

Total Revenue	$1,342	$2,071

NIH grant revenue decreased as a result of decreases in our direct labor and third party billable expense reimbursements related to AV-101 grant-funded work as the grant award neared completion in June 2012.  Grant revenue from the California Institute of Regenerative Medicine ("CIRM") project decreased as the grant reached completion in September 2011.

Research and Development Expense

Research and development expense increased by 46% to $5.4 million in fiscal 2012 compared to $3.7 million in fiscal 2011.  The following table compares the primary components of research and development expense between the periods (in $000):

	Fiscal Years Ended March 31,
	2012	2011

Salaries and benefits	$862	$576
Stock-based compensation	477	475
Consulting	179	-
UHN research under SRCA	830	1,275
Technology licenses and royalties	340	282
Project-related third-party research and supplies:
AV-101	2,191	819
CIRM	37	87
All other including CardioSafe and LiverSafe	231	30
	2,459	936
Rent	104	99
Depreciation	37	37
Warrant modification expense	101	-
All other	-	(2)

Total Research and Development Expense	$5,389	$3,678

Salary and benefits expense increased due to the impact of new research stem cell research and development personnel added since December 2010 and a bonus granted in December 2011.  Consulting expense reflects the expense related to the grant of warrants to members of our Scientific Advisory Board, including our advisors who are former medicinal chemistry, drug safety and drug development experts from large pharmaceutical companies, as well as to other strategic consultants during the fourth quarter of fiscal 2012.  Sponsored stem cell research and development expense associated with the laboratories of Dr. Gordon Keller at UHN reflect our strategic issuance in fiscal 2012 of $330,000 in (non-cash) stock-based compensation to UHN and $500,000 in research consulting expense to UHN to expand the scope and duration of our intellectual property rights under our long term stem cell research collaboration with Dr. Keller and UHN, as well as the execution of exclusive License Agreements for novel stem cell technology discovered and developed by Dr. Keller and his research team at UHN.  Fiscal 2011 UHN sponsored research expense associated with Dr. Keller’s laboratories includes a non-cash stock-based compensation charge of $1,050,000 plus payments for sponsored stem cell technology research services.  Technology licenses and royalty expense for fiscal 2011 reflected a decrease resulting from an adjustment of royalty expense to reflect a provision in one of our arrangements that permits an offset for patent prosecution costs we incur.  The increase in AV-101-related project expense reflects increased third-party costs of $1,372,000, including approximately $170,000 in grant–reimbursable costs related to the now-completed Phase 1a clinical study of AV-101 and approximately $300,000 for grant-reimbursable costs of the AV-101 Phase 1b clinical trials that were still in progress at March 31, 2012.  An additional component of the AV-101 project increase includes on-going non-grant-reimbursable efforts conducted by third-party collaborators, including Cato Research Ltd., whose efforts included costs of $539,000 for developing new NIH grant applications for subsequent phases of the project as well as for general project management.  The CIRM grant expired at the end of September 2011.  Other non-grant project expense includes $54,000 attributable to a new stem cell research collaboration in 2011.  Warrant modification expense is attributable to the Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company described in Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was essentially unchanged at $5.0 million for the years ended March 31, 2012 and 2011. The following table compares the primary components of general and administrative expense between the periods (in $000):

	Fiscal Years Ended March 31,
	2012	2011

Salaries and benefits	$875	$401
Stock-based compensation	1,114	1,154
Consulting services	558	88
Legal, accounting and other professional fees	1,033	3,005
Investor relations	343	16
Insurance	101	16
Travel and entertainment	68	70
Rent and utilities	89	77
Warrant modification expense	641	-
All other expenses	175	131

Total General and Administrative Expense	$4,997	$4,958

During fiscal 2011, we expensed $2,526,000 million of legal, accounting and other fees that we had incurred pursuing a potential listing on the Toronto Stock Exchange when we decided not to proceed with that initiative as a result of declining market conditions for initial public offerings.  Excluding the impact of that transaction, legal, accounting and professional fees have increased by approximately $550,000 in fiscal 2012, primarily as a result of (i) costs related to the Merger and becoming an SEC reporting public company in May 2011 and to maintaining our status as such and (ii) warrant and stock grants to legal and other strategic consultants aggregating $393,000 during fiscal 2012.  The increase in salaries and benefits expense in fiscal 2012 reflects the impact of headcount increases, reduced officer compensation levels in fiscal 2011 and payments aggregating $85,000 representing partial recovery of that reduction paid in May 2011, as well as $321,000 of compensation attributed to two officers related to the May 2011 the cancellation of certain notes receivable from the officers, as described in Note 14, Related Party Transactions, to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  During fiscal 2012, we also incurred increased consulting and other outside service costs related to expanded business development, investor relations and awareness initiatives.  Consulting expense includes $299,000 representing the fair value of warrants granted to members of our Board of Directors and other strategic consultants during the fourth quarter of fiscal 2012, in addition to fees for business development and other consulting and strategic services.  Non-cash expense related to stock-based compensation for fiscal 2012 includes the expense impact of options granted prior to fiscal 2011 and in fiscal year 2012 to employees and consultants as well as the impact of our increased stock price on the expense related to unvested non-employee option grants.  We granted no options during fiscal 2011.  Additionally, in fiscal year 2012, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term of certain outstanding warrants to purchase our common stock, as described in Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense, Net

Other expense, net for the fiscal year ended March 31, 2012 consists of the $1,193,500 loss on early debt extinguishment related to the December 2011 exchange of the Platinum Note and warrants for Series A Preferred Stock, as described in Note 8, Convertible Promissory Notes and Other Notes Payable, to the Consolidated Financial Statements included in Item 8 of this Form 10-K, interest expense of $1,893,000, and a $78,000 net charge for the increase in the fair value of the Platinum Notes extension option and warrant liability, both of which were terminated in conjunction with the May 2011 Merger and restructuring of the Platinum Notes.  Other expense for the fiscal year ended March 31, 2011 consisted of $3,119,000 of interest expense offset by a $204,000 benefit for the decrease in the fair value of the then-outstanding Platinum Notes extension option and warrant liability.  The decrease in interest expense between the periods resulted primarily from the conversion of convertible promissory notes into equity in connection with the Merger in May 2011 and the exchange of the Platinum Note for equity in December 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $81,000 and our current liabilities exceeded our current assets by $2.9 million. During May and June 2012, warrant holders exercised warrants to purchase an aggregate of 539,554 shares of our common stock and we received cash proceeds and satisfaction of amounts due for services in lieu of our payments in the aggregate amount of $269,800.  On June 29, 2012, we entered into an agreement pursuant to which we will issue two secured three-year 10% convertible promissory notes in the aggregate principal amount of $500,000 to Platinum during July 2012.  See Note 16, Subsequent Events, to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding the additional financing we have received since March 31, 2012.

Since inception in May 1998, VistaGen has financed its operations, technology development and technology acquisitions primarily through the issuance and sale of equity and equity-linked securities for cash consideration and convertible promissory notes and short-term promissory notes, as well as from government research grant awards and strategic collaboration payments.

On May 11, 2011, immediately prior to the Merger, we sold 2,216,106 Units in the 2011 Private Placement at a price of $1.75 per Unit.  The Units consisted of one share of common stock and one warrant entitling the holder to purchase one-fourth (1/4) of one share of common stock at an exercise price of $2.50 per share.  The warrants, which collectively allow for the purchase of 554,013 shares of common stock, expire on May 11, 2014.  Proceeds from the sale of the Units were $2,369,194 in cash, a $500,000 note due on September 6, 2011, cancellation of $840,000 of our short-term notes payable due on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,503 of accounts payable.  At September 30, 2011, the $500,000 promissory note due on September 6, 2011 remained unpaid.  In October 2011, we restructured the note receivable to require a series of monthly payments to us through September 2012 (see Note 9, Capital Stock, to the accompanying Consolidated Financial Statements in Item 8 of this Form 10-K)

At the time of the Merger, (i) outstanding convertible promissory notes in the amount of $6,174,793, including principal and accrued interest; and (ii) all 2,884,655 of our then-outstanding shares of preferred stock were converted into shares of common stock at a price of $1.75 per share.  The holders of the notes that converted and all holders of the preferred stock exchanged their securities for an aggregate of 6,412,945 shares of our common stock, which shares were part of the 6,836,452 shares of Excaliber’s common stock issued for the outstanding shares of VistaGen's common stock in connection with the Merger.

Subsequent to the Merger and through March 31, 2012, we have cancelled the $4.0 million principal balance of the previously outstanding convertible note payable to Platinum, as well as warrants to purchase 1,599,858 shares of our common stock held by Platinum in exchange for the issuance to Platinum of 437,055 shares of our  Series A preferred stock.  Additionally, we have modified the exercise price and, in some cases, the term of outstanding warrants and other warrant holders have exercised warrants to purchase 1,521,401 shares of our common stock. As a result of these exercises, we have received cash proceeds of $1,166,000, satisfied outstanding liabilities for services aggregating approximately $275,000 in lieu of payment in cash, and arranged equity-based satisfaction for future services of approximately $268,000 in lieu of cash payment, most of which services had been received by March 31, 2012.  We also sold 63,570 Units, each Unit consisting of one share of our common stock and a three-year warrant to purchase one-fourth (¼) of one share of our common stock, in a follow-on private placement and received cash proceeds of approximately $111,000.   Additionally, in February 2012, we issued 12% convertible promissory notes in the aggregate principal amount of $500,000 and received cash proceeds of $466,500 after expenses of the offering.  The notes mature in February 2014.  In connection with the notes, we also issued to the purchasers of the notes five-year warrants to purchase an aggregate of 272,724 shares of our common stock at $2.75 per share.  Since March 31, 2012, we have received cash proceeds and satisfaction of amounts due for services in lieu of our payments in the aggregate amount of $269,800 as a result of the exercise of previously-outstanding warrants.  In June 2012, we entered into an agreement pursuant to which we will issue two secured three-year 10% convertible promissory notes in the aggregate principal amount of $500,000 to Platinum during July 2012.

We do not believe that our current cash and cash equivalents, including the cash proceeds from warrant exercises and the issuance of the convertible promissory note described above and in Note 16, Subsequent Events, to the Consolidated Financial Statements included in Item 8 of this Form 10-K, will enable us to fund our operations through the next twelve months.  We anticipate that our cash expenditures during the next twelve months will be between approximately $4 million and $6 million. We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, pilot nonclinical cell therapy initiatives, and clinical development of AV-101, as well as support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs to increase. In the past, we have relied primarily on government grant awards, private placements of our debt and equity securities, and strategic collaborations to meet our operating budget and achieve our business objectives, and we plan to continue that practice in the future. The general economic conditions during fiscal 2011 and 2012, including the tightening of available funding for micro-cap and small-cap biotechnology companies in the financial markets, delayed the extent of advancement on our stem cell technology-based drug rescue programs and clinical development programs.  Although we have been successful over the past fourteen years with raising sufficient capital to fund our operations, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, in a timely manner and/or on terms favorable to us, if at all. If we are unable to complete one or more private placements near term, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with pharmaceutical companies and academic institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Fiscal Years Ended March 31,
	2012	2011

Net cash used in operating activities	$(3,566)	$(841)
Net cash used in investing activities	$(32)	$(58)
Net cash provided by financing activities, including sale of Units, warrant exercises and issuance of notes in 2012 and issuance of notes and warrants in 2011	$3,540	$837

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We have two inactive, wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
VistaGen Therapeutics, Inc.
(a development stage company)

We have audited the accompanying consolidated balance sheets of VistaGen Therapeutics, Inc. (a development stage company) as of March 31, 2012 and 2011 and the related consolidated statements of operations, cash flows, preferred stock, and stockholders’ deficit for the years then ended, and for the period from May 26, 1998 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaGen Therapeutics, Inc. (a development stage company) at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 26, 1998 (inception) through March 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements at March 31, 2012 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company, has not yet generated sustainable revenues, has suffered recurring losses from operations and has a stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ OUM & CO. LLP

San Francisco, California
July 2, 2012

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Amounts in $100’s, except share amounts)

	March 31,	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$81,000	$139,300
Unbilled contract payments receivable	106,200	42,200
Prepaid expenses	50,900	23,300
Total current assets	238,100	204,800
Property and equipment, net	74,500	87,700
Security deposits and other assets	29,000	31,100
Total assets	$341,600	$323,600

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,750,800	$1,767,100
Accrued expenses	657,300	1,421,900
Notes payable and accrued interest	599,300	160,900
Notes payable and accrued interest to related parties	150,800	50,400
Put option and note term extension option liabilities	-	90,800
Capital lease obligations	10,500	30,100
Non-interest bearing promissory notes, net, including $525,000 to related parties	-	1,105,700
Deferred revenues	13,200	78,800
Convertible promissory notes, including $947,400 to related parties
at March 31, 2011 - current portion	-	4,809,200
Accrued interest on convertible promissory notes	-	1,310,800
Total current liabilities	3,181,900	10,825,700
Non-current liabilities:
Notes payable and accrued interest	2,667,500	2,106,200
Notes payable and accrued interest to related parties	125,100	210,800
Convertible promissory notes, net of current portion	700	3,326,000
Accrued interest on convertible promissory notes	5,300	585,400
Accrued officers’ compensation	57,000	57,000
Capital lease obligations	9,700	4,500
Accounts payable	-	1,140,600
Warrant liability	-	417,100
Total non-current liabilities	2,865,300	7,847,600
Total liabilities	6,047,200	18,673,300
Commitments and contingencies
Preferred stock, no par value; no shares authorized at March 31, 2012; 20,000,000 shares authorized at March 31, 2011; no shares issued and outstanding at March 31, 2012;
2,884,655 shares issued and outstanding at March 31, 2011	-	14,534,800
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2012;
no shares authorized at March 31, 2011; 437,055 Series A shares issued and outstanding
at March 31, 2012; no shares issued and outstanding at March 31, 2011	400	-
Common stock, $0.001 par value at March 31, 2012 and 2011; 200,000,000 and 400,000,000
shares authorized at March 31, 2012 and 2011, respectively; 18,704,267 and 5,241,110
shares issued at March 31, 2012 and 2011, respectively	18,700	5,200
Additional paid-in capital	52,539,500	9,867,400
Treasury stock, at cost, 2,083,858 shares of common stock held at March 31, 2012; no
shares held at March 31, 2011	(3,231,700)	-
Notes receivable from sale of common stock to unrelated parties at March 31, 2012 and upon
exercise of options and warrants by related parties at March 31, 2011	(250,000)	(184,100)
Deficit accumulated during development stage	(54,782,500)	(42,573,000)
Total stockholders’ deficit	(5,705,600)	(32,884,500)
Total liabilities, preferred stock and stockholders’ deficit	$341,600	$323,600

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in $100’s, except share and per share amounts)

			May 26, 1998
			(Inception)
			Through
	Fiscal Years Ended March 31,		March 31,
	2012	2011	2012
Revenues:
Grant revenue	$1,342,200	$2,071,000	$12,762,700
Collaboration revenue	-	-	2,283,600
Other	-	-	1,123,500
Total revenues	1,342,200	2,071,000	16,169,800
Operating expenses:
Research and development	5,388,600	3,678,200	26,124,900
Acquired in-process research and development	-	-	7,523,200
General and administrative	4,997,000	4,957,700	27,118,400
Total operating expenses	10,385,600	8,635,900	60,766,500
Loss from operations	(9,043,400)	(6,564,900)	(44,596,700)
Other expenses, net:
Interest expense, net	(1,893,200)	(3,119,400)	(9,441,500)
Change in put and note extension option and			-
warrant liabilities	(78,000)	203,900	418,500
Loss on early extinguishment of debt	(1,193,500)	-	(1,193,500)
Other income	200	(200)	47,500
Loss before income taxes	(12,207,900)	(9,480,600)	(54,765,700)
Income taxes	(1,600)	(1,600)	(16,800)
Net loss	$(12,209,500)	$(9,482,200)	$(54,782,500)

Basic and diluted net loss per common share	$(0.83)	$(1.81)
Weighted average shares used in computing
basic and diluted net loss per common share	14,736,651	5,241,110

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in $100’s)
			Period From
			May 26, 1998
			(Inception)
	Fiscal Years Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(12,209,500)	$(9,482,200)	$(54,782,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,600	45,300	743,700
Amortization of discounts on 7%, 7.5% and 10% notes	57,200	71,000	259,200
Amortization of discounts on Platinum notes	909,000	1,376,600	3,548,700
Amortization of discounts on August 2010 short-term notes	14,300	557,700	572,000
Amortization of discounts on February 2012 12% convertible notes	(4,200)	-	(4,200)
Change in put and note term extension option and warrant liabilities	77,900	(203,900)	(418,600)
Fair value of Series C preferred stock, common stock, and warrants
granted for services prior to the Merger	131,200	-	1,056,600
Stock-based compensation	1,591,300	1,628,800	4,354,300
Loss on early extinguishment of debt	1,193,500	-	1,193,500
Expense related to modification of warrants	741,700	-	741,700
Fair value of common stock granted for services following the Merger	452,000	-	452,000
Fair value of warrants granted for services following the Merger	564,500	-	564,500
Fair value of additional warrants granted under Discounted Warrant
Exercise Program	138,100	-	138,100
Fair value of common stock issued for note term modification	22,400	-	22,400
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	(64,000)	205,000	(106,200)
Prepaid expenses and other current assets	(1,900)	630,900	(4,500)
Security deposits and other assets	2,100	4,500	(29,000)
Accounts payable and accrued expenses	2,838,600	4,385,500	16,580,600
Deferred revenues	(65,600)	(60,500)	13,200
Net cash used in operating activities	(3,565,800)	(841,300)	(17,508,500)

Cash flows from investing activities:
Purchases of equipment, net	(32,400)	(57,800)	(680,800)
Net cash used in investing activities	(32,400)	(57,800)	(680,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	2,679,200	-	2,800,000
Proceeds from exercise of warrants under Discounted Warrant Exercise Program	1,166,300		1,166,300
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	-	-	3,700,000
Net proceeds from issuance of 2008/2010 notes and warrants	-	270,000	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	800,000	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	466,500	-	466,500
Repayment of capital lease obligations	(14,500)	(27,000)	(100,500)
Repayment of notes	(757,600)	(205,600)	(1,332,400)
Net cash provided by financing activities	3,539,900	837,400	18,270,300
Net increase in cash and cash equivalents	(58,300)	(61,700)	81,000
Cash and cash equivalents at beginning of period	139,300	201,000	-
Cash and cash equivalents at end of period	$81,000	$139,300	$81,000

Supplemental disclosure of cash flow activities:
Cash paid for interest	$265,400	$147,400	$439,700
Cash paid for income taxes	$1,600	$1,600	$16,800

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in $100s, except share amounts)

			Period From
			May 26, 1998
			(Inception)
	Fiscal Years Ended		Through
	March 31,		March 31,
	2012	2011	2012
Supplemental disclosure of noncash activities:
Forgiveness of accrued compensation and accrued interest
payable to officers transferred to equity	$-	$-	$800,000
Exercise of warrants and options in exchange for debt cancellation	$-	$-	$112,800
Settlement of accrued and prepaid interest by issuance of
Series C Preferred Stock	$-	$-	$35,300
Conversion of 10% notes payable, net of discount, and
related accrued interest into Series C Preferred stock	$-	$-	$2,050,300
Issuance of Series B-1 Preferred stock for acquired in-process
research and development	$-	$-	$7,523,200
Conversion of 7% notes payable, net of discount, and
related accrued interest into Series B Preferred stock	$-	$-	$508,000
Conversion of accounts payable into convertible promissory notes	$-	$-	$893,700
Conversion of accounts payable into note payable	$-	$1,126,200	$2,810,300
Conversion of accounts payable into common stock	$275,400	$-	$1,824,100
Conversion of accrued interest on convertible promissory
notes into common stock	$-	$-	$921,400
Notes receivable from sale of common stock to related parties
upon exercise of options and warrants	$-	$-	$149,800
Capital lease obligations	$19,000	$-	$139,700
Recognition of put option and note term
extension option liabilities upon issuance of Platinum Notes	$-	$-	$141,200
Incremental fair value of put option and note term extension
option liabilities from debt modifications	$-	$158,000	$479,400
Incremental fair value of note conversion option from debt
modification	$-	$1,062,800	$1,891,200
Incremental fair value of warrant from debt modifications	$-	$121,100	$276,700
Recognition of warrant liability upon adoption of new accounting standard	$-	$-	$151,300
Fair value of warrants issued with August 2010 short term notes	$-	$130,900	$130,900
Note Discount upon issuance of August 2010 short-term notes	$-	$320,000	$320,000
Fair value of warrants issued with February 2012 12% convertible notes	$542,000	$-	$542,000
Note Discount upon issuance of February 2012 12% convertible notes	$495,200	$-	$495,200
See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF PREFERRED STOCK
Period from May 26, 1998 (inception) through March 31, 2012
(Amounts in $100s, except share and per share amounts)

	Preferred	Series A	Series B	Series B-1	Series C	Total
	Stock	Preferred	Preferred	Preferred	Preferred	Preferred
	(Shares)	Stock	Stock	Stock	Stock	Stock

Balances at May 26, 1998 (inception)	-	$-	$-	$-	$-	$-
Issuance of Series A preferred stock
at $2.302 per share for cash, net of
issuance costs of $24,000	429,350	964,200	-	-	-	964,200
Balances at March 31, 2000	429,350	964,200	-	-	-	964,200
Issuance of Series A preferred stock
at $2.302 per share for cash, net of
issuance costs of $5,500	2,580	500	-	-	-	500
Issuance of Series B preferred stock at $5.545 per share for cash, including conversion of $575,000 face value of 7% convertible notes plus accrued interest of $3,800, net of unamortized discount of $70,800 and issuance costs of $39,800	316,282	-	1,643,300	-	-	1,643,300
Balances at March 31, 2001	748,212	964,700	1,643,300	-	-	2,608,000
Issuance of Series B preferred stock
at $5.545 per share for cash, net of
issuance costs of $97,200	199,286	-	1,007,800	-	-	1,007,800
Balances at March 31, 2002 and 2003	947,498	964,700	2,651,100	-	-	3,615,800
Issuance of Series B-1 preferred stockat $5.545 for acquired in-process research and development

	1,356,750	-	-	7,523,200	-	7,523,200
Balances at March 31, 2004	2,304,248	964,700	2,651,100	7,523,200	-	11,139,000
Issuance of Series C preferred stock at $6.00 per share for cash, including conversion of $1,655,000 face value of 10% convertible notes plus accrued interest of $408,600, net of unamortized note discount of $13,200 and issuance costs of $27,200	390,327	-	-	-	2,301,500	2,301,500
Proceeds allocated to warrants issued in connection with Series C preferred stock	-	-	-	-	(25,500)	(25,500)
Balances at March 31, 2005	2,694,575	964,700	2,651,100	7,523,200	2,276,000	13,415,000
Issuance of Series C preferred stock
at $6.00 per share for cash, net of
issuance costs of $20,700	143,331	-	-	-	839,300	839,300
Issuance of Series C preferred stock
at $6.00 per share for services and in payment of interest on line of credit	46,749	-	-	-	280,500	280,500
Balances at March 31, 2006 through
March 31, 2011	2,884,655	964,700	2,651,100	7,523,200	3,395,800	14,534,800
Conversion of all series of preferred stock
into VistaGen common stock in
connection with the Merger	(2,884,655)	(964,700)	(2,651,100)	(7,523,200)	(3,395,800)	(14,534,800)
Balances at March 31, 2012	-	$-	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Period from May 26, 1998 (inception) through March 31, 2012
(Amounts in $100s, except share and per share amounts)

							Notes Receivable	Deficit Accumulated
	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	from Sale of	During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at May 26, 1998
(inception)			-	$-	$-	$-	$-	$-	$-
Initial sale of common stock for cash to Founder	-	-	1,000,000	1,000	4,000	-	-	-	5,000
Fair value of common stock issued for services	-	-	4,000	-	400	-	-	-	400
Effect of the Merger			1,569,000	1,600	(1,600)	-	-	-	-
Net loss for fiscal year 1999	-	-	-	-	-	-	-	(230,900)	(230,900)

Balances at March 31, 1999	-	-	2,573,000	2,600	2,800	-	-	(230,900)	(225,500)

Sale of common stock for cash	-	-	200,000	200	19,800	-	-	-	20,000
Fair value of common stock issued for services	-	-	104,375	100	21,800	-	-	-	21,900
Fair value of warrants issued for services	-	-	-	-	39,500	-	-	-	39,500
Net loss for fiscal year 2000	-	-	-	-	-	-	-	(700,000)	(700,000)

Balances at March 31, 2000	-	-	2,877,375	2,900	83,900	-	-	(930,900)	(844,100)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	14,000	-	4,600	-	-	-	4,600
Fair value of common stock issued for services	-	-	100,000	100	32,900	-	-	-	33,000
Fair value of warrants issued for services	-	-	-	-	13,100	-	-	-	13,100
Proceeds allocated to warrants issued in connection
with 7% convertible notes	-	-	-	-	91,200	-	-	-	91,200
Net loss for fiscal year 2001	-	-	-	-	-	-	-	(1,809,000)	(1,809,000)

Balances at March 31, 2001	-	-	2,991,375	3,000	225,700	-	-	(2,739,900)	(2,511,200)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	1,511	-	500	-	-	-	500
Fair value of warrants issued for services	-	-	-	-	33,100	-	-	-	33,100
Proceeds allocated to warrants issued in connection
with 10% convertible notes	-	-	-	-	7,300	-	-	-	7,300
Net loss for fiscal year 2002	-	-	-	-	-	-	-	(2,113,000)	(2,113,000)

Balances at March 31, 2002	-	-	2,992,886	3,000	266,600	-	-	(4,852,900)	(4,583,300)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	15,000	-	5,000	-	-	-	5,000
Fair value of warrants issued for services	-	-	-	-	46,500	-	-	-	46,500
Proceeds allocated to warrants issued in connection
with 10% convertible notes	-	-	-	-	86,800	-	-	-	86,800
Net loss for fiscal year 2003	-	-	-	-	-	-	-	(502,600)	(502,600)

Balances at March 31, 2003	-	-	3,007,886	3,000	404,900	-	-	(5,355,500)	(4,947,600)

Common stock issued upon exercise of options
stock options from 1999 Stock Incentive Plan	-	-	2,925	-	600	-	-	-	600
Fair value of warrants issued for services	-	-	-	-	2,200	-	-	-	2,200
Proceeds allocated to warrants issued in connection
with 10% convertible notes	-	-	-	-	11,400	-	-	-	11,400
Net loss for fiscal year 2004	-	-	-	-	-	-	-	(8,755,500)	(8,755,500)

Balances at March 31, 2004	-	-	3,010,811	3,000	419,100	-	-	(14,111,000)	(13,688,900)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	10,708	-	4,800	-	-	-	4,800
Proceeds allocated to warrants issued in connection
with Series C preferred stock	-	-	-	-	25,500	-	-	-	25,500
Fair value of warrants issued for services	-	-	-	-	1,500	-	-	-	1,500
Net loss for fiscal year 2005	-	-	-	-	-	-	-	(1,082,800)	(1,082,800)

Balances at March 31, 2005	-	-	3,021,519	3,000	450,900	-	-	(15,193,800)	(14,739,900)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	14,604	-	6,600	-	-	-	6,600
Fair value of warrants issued for services	-	-	-	-	3,300	-	-	-	3,300
Net loss for fiscal year 2006	-	-	-	-	-	-	-	(1,772,100)	(1,772,100)

Balances at March 31, 2006
(continued)	-	$-	3,036,123	$3,000	$460,800	$-	$-	$(16,965,900)	$(16,502,100)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Period from May 26, 1998 (inception) through March 31, 2012
(Amounts in $100s, except share and per share amounts)

							Notes Receivable	Deficit Accumulated
	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	from Sale of	During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at March 31, 2006
(continued)	-	$-	3,036,123	$3,000	$460,800	$-	$-	$(16,965,900)	$(16,502,100)
Common stock issued upon exercise of options from
1999 Stock Incentive Plan and warrants for:
Cash	-	-	33,465	100	27,600	-	-	-	27,700
Debt cancellation	-	-	108,418	100	112,700	-	-	-	112,800
Notes receivable	-	-	204,498	200	149,600	-	(149,800)	-	-
Sale of common stock for cash	-	-	10,000	-	1,000	-	-	-	1,000
Share-based compensation expense	-	-	-	-	109,800	-	-	-	109,800
Fair value of warrants issued for services	-	-	-	-	3,100	-	-	-	3,100
Forgiveness of accrued compensation and
accrued interest payable to officers	-	-	-	-	799,900	-	-	-	799,900
Net loss for fiscal year 2007	-	-	-	-	-	-	-	(1,999,800)	(1,999,800)

Balances at March 31, 2007	-	-	3,392,504	3,400	1,664,500	-	(149,800)	(18,965,700)	(17,447,600)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	2,234	-	1,900	-	-	-	1,900
Common stock issued upon settlement of
employment contract	-	-	20,000	-	42,000	-	-	-	42,000
Share-based compensation expense	-	-	-	-	247,600	-	-	-	247,600
Proceeds allocated to warrants issued in						-
connection with Platinum Notes	-	-	-	-	221,000	-	-	-	221,000
Fair value of warrants issued for services	-	-	-	-	224,000	-	-	-	224,000
Accrued interest on notes receivable	-	-	-	-	-	-	(9,200)	-	(9,200)
Net loss for fiscal year 2008	-	-	-	-	-	-	-	(5,446,700)	(5,446,700)

Balances at March 31, 2008	-	-	3,414,738	3,400	2,401,000	-	(159,000)	(24,412,400)	(22,167,000)

Common stock issued upon exercise of options from
2008 Stock Incentive Plan and Scientific
Advisory Plan	-	-	3,500	-	1,000	-	-	-	1,000
Share-based compensation expense	-	-	-	-	108,200	-	-	-	108,200
Proceeds allocated to warrants issued in connection
with Platinum Notes and incremental fair value
of warrant modification	-	-	-	-	72,700	-	-	-	72,700
Fair value of warrants issued for services	-	-	-	-	5,300	-	-	-	5,300
Accrued interest on notes receivable	-	-	-	-	-	-	(7,900)	-	(7,900)
Effect of reverse stock split	-	-	(6)	-	-	-	-	-	-
Net loss for fiscal year 2009	-	-	-	-	-	-	-	(4,696,200)	(4,696,200)

Balances at March 31, 2009	-	-	3,418,232	3,400	2,588,200	-	(166,900)	(29,108,600)	(26,683,900)

Cumulative effect of adopting new accounting
standard	-	-	-	-	(293,700)	-	-	142,300	(151,400)
Common stock issued upon exercise of warrant	-	-	1,086	-	100	-	-	-	100
Common stock issued for cancellation of
accounts payable and accrued interest	-	-	1,646,792	1,600	2,468,600	-	-	-	2,470,200
Incremental fair value of note conversion options
from debt modification	-	-	-	-	828,500	-	-	-	828,500
Common stock issued for services	-	-	175,000	200	262,300	-	-	-	262,500
Share-based compensation expense	-	-	-	-	668,500	-	-	-	668,500
Fair value of warrants issued for services and
incremental fair value of warrant modification	-	-	-	-	110,100	-	-	-	110,100
Fair value of warrants issued in connection with
7.5% Notes	-	-	-	-	291,200	-	-	-	291,200
Accrued interest on notes receivable	-	-	-	-	-	-	(8,400)	-	(8,400)
Net loss for fiscal year 2010	-	-	-	-	-	-	-	(4,124,500)	(4,124,500)

Balances at March 31, 2010	-	$-	5,241,110	$5,200	$6,923,800	$-	$(175,300)	$(33,090,800)	$(26,337,100)
(continued)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Period from May 26, 1998 (inception) through March 31, 2012
(Amounts in $100s, except share and per share amounts)

								Notes Receivable	Deficit Accumulated
	Series A Preferred Stock			Common Stock		Additional Paid-in	Treasury	from Sale of	During the Development	Total Stockholders’
	Shares		Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at March 31, 2010
(continued)	-		$-	5,241,110	$5,200	$6,923,800	$-	$(175,300)	$(33,090,800)	$(26,337,100)
Share-based compensation expense	-		-	-	-	1,628,800	-	-	-	1,628,800
Accrued interest on notes receivable	-		-	-	-	-	-	(8,800)	-	(8,800)
Fair value of warrants issued in connection with the August 2010
Short-Term Notes	-		-	-	-	252,000	-	-	-	252,000
Incremental fair value of note conversion options from debt
modification	-		-	-	-	1,062,800	-	-	-	1,062,800
Net loss for fiscal year 2011	-		-	-	-	-	-	-	(9,482,200)	(9,482,200)

Balances at March 31, 2011	-		-	5,241,110	5,200	9,867,400	-	(184,100)	(42,573,000)	(32,884,500)

Share-based compensation expense	-		-	-	-	1,591,300	-	-	-	1,591,300
Accrued interest on notes receivable	-		-	-	-		-	(1,000)	-	(1,000)
Reclassification of warrant liability to equity	-		-	-	-	424,100	-	-	-	424,100
Incremental value of Platinum note modification	-		-	-	-	1,070,600	-	-	-	1,070,600
Incremental value of Morrison Foerster
warrant modification	-		-	-	-	58,700	-	-	-	58,700
Stock issued in May 2011 Private Placement, net of $202,000
placement fees	-		-	2,216,106	2,200	3,674,000	-	(500,000)	-	3,176,200
Payments on note receivable for sale of stock	-		-					250,000		250,000
Stock issued upon conversion of convertible
promissory notes	-		-	3,528,290	3,500	6,171,300	-	-	-	6,174,800
Stock issued upon conversion of all series
of preferred stock	-		-	2,884,655	2,900	14,531,900	-	-	-	14,534,800
Fair value of stock issued for services prior
to the Merger	-	-	-	1,371,743	1,400	2,224,100	-	-	-	2,225,500
Forgiveness of notes at the Merger	-		-	-	-	-	-	185,100	-	185,100
Stock issued upon exercise of modified warrants (includes
Platinum exercises)	-		-	3,121,259	3,100	3,426,200	-	-	-	3,429,300
Incremental value of warrant modifications
(including modification of Platinum warrants)	-		-	-	-	1,028,900	-	-	-	1,028,900
Fair value of bonus warrants under Discounted
Warrant Exercise Program	-		-	-	-	138,100	-	-	-	138,100
Stock issued in Fall 2011 Follow-on Offering	-		-	63,570	100	111,200	-	-	-	111,300
Stock issued upon exercise of options from the 1999 Stock
Incentive Plan	-		-	113,979	100	102,100	-	-	-	102,200
Fair value of stock issued for services
following the Merger	-		-	155,555	200	451,800	-	-	-	452,000
Fair value of warrants issued for services	-		-	-	-	564,500	-	-	-	564,500
Proceeds allocated to warrants issued and
beneficial conversion feature in connection with
12% convertible notes	-		-	-	-	461,700	-	-	-	461,700
Stock issued in connection with note term extension	-		-	8,000	-	22,400	-	-	-	22,400
Stock issued upon conversion of Platinum Note to equity (net of	-		-
Platinum warrant
exercise reflected above)	231,090		200	-	-	3,387,700	-	-	-	3,387,900
Common stock exchanged for Series A Preferred
under agreements with Platinum:
Common Stock Exchange Agreement	45,980		-	-	-	750,600	(750,600)	-	-	-
Note and Warrant Exchange Agreement	159,985		200	-		2,480,900	(2,481,100)			-
Net loss for fiscal year 2012	-	-	-	-	-	-	-	-	(12,209,500)	(12,209,500)

Balances at March 31, 2012	437,055		$400	18,704,267	$18,700	$52,539,500	$(3,231,700)	$(250,000)	$(54,782,500)	$(5,705,600)
See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”), a biotechnology company focused on using human proprietary pluripotent stem cell technology for drug rescue and cell therapy, was incorporated in California on May 26, 1998 (inception date).  Excaliber Enterprises, Ltd. (“Excaliber”), a publicly-held company (formerly OTCBB: EXCA), was organized as a Nevada corporation on October 6, 2005 to market specialty gift baskets to real estate and health care professionals and organizations through the Internet.  Excaliber was not able to generate revenues from this concept and became inactive in 2007.

After assessing both the prospects associated with its original business plan and the strategic opportunities associated with a merger with a business seeking the perceived advantages of being a publicly held corporation, Excaliber’s Board of Directors agreed to pursue a strategic merger with VistaGen, as described in more detail below.

On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen common stock for 6,836,452 shares of Excaliber common stock (the “Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue shares of common stock in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, Excaliber adopted VistaGen’s business plan and  the business of VistaGen became the business of Excaliber. Shortly after the Merger:

•
Shawn K. Singh, J.D., Jon S. Saxe, J.D., H. Ralph Snodgrass, Ph.D., Gregory A. Bonfiglio, J.D., and Brian J. Underdown, Ph.D., each a prior director of VistaGen, were appointed as directors of Excaliber;

•	Stephanie Y. Jones and Matthew L. Jones resigned as officers and directors of Excaliber;
•	The following persons were appointed as officers of Excaliber;
o	Shawn K. Singh, J.D., Chief Executive Officer,
o	H. Ralph Snodgrass, Ph.D., President, Chief Scientific Officer, and
o	A. Franklin Rice, MBA, Chief Financial Officer and Secretary;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
•	Excaliber’s directors approved an increase in the number of shares of common stock Excaliber is authorized to issue from 200 million to 400 million shares, (see Note 9, Capital Stock);
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one forward stock split mentioned above, have been retroactively reflected as outstanding for all periods presented in the accompanying Consolidated Financial Statements.  Additionally, the accompanying Consolidated Balance Sheets retroactively reflect the authorized capital stock and $0.001 par value of Excaliber’s common stock and the two-for one forward stock split after the Merger.

The consolidated financial statements in this report represent the activity of VistaGen (the California corporation) from May 26, 1998, and the consolidated activity of VistaGen (the California corporation) and Excaliber from May 11, 2011 (the date of the Merger) through March 31, 2012. The financial statements also include the accounts of VistaGen’s wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Primary Merger-Related Transactions

Immediately preceding and concurrent with the Merger:

•
VistaGen sold 2,216,106 Units, consisting of one share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen’s common stock at an exercise price of $2.50 per share, at a price of $1.75 per Unit in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash (“2011 Private Placement”).  See Note 9, Capital Stock, for a further description;

•
Holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling $6,174,793, including principal and accrued but unpaid interest, into 3,528,290 Units at $1.75 per Unit.  These Units were the same Units issued in connection with the 2011 Private Placement.  See Note 8, Convertible Promissory Notes and Other Notes Payable; and

•	All holders of VistaGen's then-outstanding 2,884,655 shares of preferred stock converted all of their preferred shares into 2,884,655 shares of VistaGen common stock. See Note 9, Capital Stock.

VistaGen is a biotechnology company focused on using stem cell technology as a drug rescue product engine to generate new, safer variants (drug rescue variants) of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by large pharmaceutical companies due to heart or liver toxicity concerns, despite positive efficacy data demonstrating their potential therapeutic and commercial benefits. thereby “rescuing” their substantial prior investment in research and development.  VistaGen plans to use its pluripotent stem cell technology to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates before they are ever tested in humans.  In parallel with its drug rescue activities, VistaGen is funding pilot nonclinical studies focused on potential iPS Cell-based cell therapy applications of its Human Clinical Trials in a Test Tube™ platform.

Early in the first quarter of calendar 2012, VistaGen began a Phase 1b clinical study of AV-101, a small molecule drug candidate for treatment of neuropathic pain. This study includes testing AV-101 in healthy volunteers using the intradermal capsaicin model of neuropathic pain.  This often-used induced neuropathic pain model will test whether AV-101 will reduce the increased pain sensitivity associated with a small injection under the skin of capsaicin, the material found in chili peppers. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects approximately 1.8 million people in the U.S. alone. To date, VistaGen has been awarded over $8.9 million from the U.S. National Institutes of Health (“NIH”) for development of AV-101. VistaGen plans to complete Phase 1 clinical development of AV-101 in the fourth quarter of calendar 2012, at which time the Company will evaluate its strategic opportunities with respect to AV-101.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to stem cell research, stem-cell based bioassay system development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

2.  Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, VistaGen has experienced recurring losses and negative cash flows from operations. From inception through March 31, 2012, VistaGen has a deficit accumulated during its development stage of $54,782,500.  The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At March 31, 2012 and 2011, the Company had approximately $81,000 and $139,300, respectively, in cash and cash equivalents. The Company does not believe such cash and cash equivalents will enable it to fund its operations through the next twelve months. The Company anticipates that its cash expenditures during the next twelve months will be between $4 million and $6 million and it expects to meet its cash needs and fund its working capital requirements through private placements of its securities, which may include both debt and equity securities and strategic collaborations. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or may not be able to continue as a going concern entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since March 31, 2012, the Company has received cash proceeds and satisfaction of amounts due for services in lieu of payments by the Company in the aggregate amount of $269,800 as a result of the exercise of previously-outstanding warrants by certain warrant holders.  In June 2012, the Company entered into an agreement pursuant to which it will issue two secured convertible promissory notes in the aggregate principal amount of $500,000 to Platinum during July 2012.  See Note 16, Subsequent Events, for a further description of these transactions.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, and the assumptions used to value warrant modifications and the previous put option, note term extension, and warrant liabilities.

Principles of Consolidation

The accompanying consolidated financial statements include the Company’s accounts, and the accounts of its wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Reverse Stock Split and Change in Authorized Number of Shares

Upon the recommendation of VistaGen’s Board of Directors and the approval of its shareholders at its Annual Shareholders Meeting on December 19, 2008, VistaGen filed an Amendment to its Articles of Incorporation on January 20, 2009 pursuant to which each outstanding share of common stock was reverse-split and exchanged for one-tenth of a share of common stock, and each outstanding share of preferred stock was reverse-split and exchanged for one-tenth of a preferred share. Following that reverse stock split, VistaGen was authorized to issue up to 75,000,000 shares of its common stock and 20,000,000 shares of its preferred stock.  All pre-Merger share and per share information in the accompanying consolidated financial statements and notes reflects the reverse stock split.

Effective with the Merger, the Company was authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and no shares of preferred stock.  On October 28, 2011, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to amend the Company’s Articles of Incorporation to (1) reduce the number of authorized shares of the Company’s common stock from 400,000,000 shares to 200,000,000 shares; (2) authorize the Company to issue up to 10,000,000 shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.  In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001.  See Note 9, Capital Stock.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase.

Property and Equipment

Property and equipment is stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from five to seven years.

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets for impairment, primarily property and equipment, whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If the estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company records an impairment loss in the amount by which the carrying value of the assets exceeds their fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the assets over the newly determined remaining useful lives. The Company has not recorded any impairment charges to date.

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

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s lead drug development candidate, and costs related to application and prosecution of patents related to the Company’s stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

Share-Based Compensation

The Company recognizes compensation cost for all share-based awards to employees in its financial statements based on their grant date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. The Company has no awards with market or performance conditions. For equity awards to non-employees, the Company re-measures the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

Corporate Financing and Merger Costs

During the fiscal year ended March 31, 2011, general and administrative expenses include $2.5 million in costs associated with the Company’s corporate financing and merger activities focused on becoming a public company.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s investment policies limit any such investments to short-term, low-risk investments. The Company deposits cash and cash equivalents with quality financial institutions and is insured to the maximum of federal limitations. Balances in these accounts may exceed federally insured limits at times.

Comprehensive Loss

There are no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to net loss for the periods presented.

Loss per Common Share

Basic loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded from the computation in loss periods, as their effect would be antidilutive.  A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one forward stock split described in Note 1, Description of Business, have been retroactively reflected as outstanding for the entire fiscal year ended March 31, 2011 and for the period prior to the Merger in the fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share in the accompanying Consolidated Statements of Operations.

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	Fiscal Years Ended March 31,
	2012	2011

All series of preferred stock issued and outstanding	4,370,550	2,884,655
Outstanding options under the 2008 and 1999 Stock Incentive Plans and 1998 Scientific Advisory Board Plan	4,805,771	3,949,153
Outstanding warrants to purchase common stock	4,126,589	2,265,598

Total	13,302,910	9,099,406

Recently Adopted Accounting Standards

Effective April 1, 2011, the Company adopted the Accounting Standards Update, (“ASU”) No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) on a prospective basis. ASU No. 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605-25. ASU No. 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU No. 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s results of operations or financial condition in the fiscal year ended March 31, 2012. However, the adoption of ASU No. 2009-13 may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

Effective April 1, 2011, the Company adopted ASU No. 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone does not include events for which the occurrence is contingent solely on the passage of time or solely on a collaboration partner’s performance. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, relates solely to the Company’s past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The adoption of ASU No. 2010-17 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect that the adoption of this ASU will have any material impact on its results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, “ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

4.  Fair Value Measurements

On April 1, 2008, the Company adopted the principles of fair value accounting as they relate to its financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than an entry price which represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Platinum Notes (see Note 8, Convertible Promissory Notes and Other Notes Payable), the Company determined that i) the cash payment option or put option, which provided the lender with the right to require the Company to repay part of the debt at a 25% premium, and ii) the note term extension option, which provided the lender with the right to extend the maturity date one year, are embedded derivatives that should be bifurcated and accounted for separately as liabilities. Also, in conjunction with the Platinum Notes, the Company issued warrants to purchase 560,000 shares of its common stock. These warrants included certain exercise price adjustment features pursuant to which the Company determined that the warrants were liabilities to be recorded at their estimated fair value. The Company determined the fair value of the i) put option and note term extension option using an internal valuation model with Level 3 inputs and ii) warrants using a lattice model with Level 3 inputs. Inputs used to determine fair value included the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities were recognized as a non-cash charge or income in other income (expense) in the consolidated statements of operations.

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:

Put option and note term extension option liabilities	$-	$-	$-	$-
Warrant liability	$-	$-	$-	$-
March 31, 2011:

Put option and note term extension option liabilities	$90,800	$-	$-	$90,800
Warrant liability	$417,100	$-	$-	$417,100

During the fiscal years ended March 31, 2012 and 2011, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 put option and note term extension option liabilities and warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Put Option and
	Note Term
	Extension Option	Warrant
	Liabilities	Liability	Total
Balance at March 31, 2010	$150,200	$403,600	$553,800

Mark to market (gain) loss included in net loss	(217,400)	13,500	(203,900)
Recognition of liability and note discount upon modification of Platinum Notes	158,000	-	158,000

Balance at March 31, 2011	90,800	417,100	507,900

Mark to market loss included in net loss	71,000	7,000	78,000
Reclassification of liability to note discount on Platinum Notes upon Merger	(161,800)	-	(161,800)
Reclassification of remaining warrant liability to equity	-	(424,100)	(424,100)

Balance at March 31, 2012	$-	$-	$-

No assets or other liabilities were carried at fair value as of March 31, 2012 or 2011.

5.  Property and Equipment

Property and equipment consists of the following:

	March 31,
	2012	2011

Laboratory equipment	$515,800	$494,900
Computers and network equipment	12,900	60,700
Office furniture and equipment	75,600	75,100
	604,300	630,700

Accumulated depreciation and amortization	(529,800)	(543,000)

Property and equipment, net	$74,500	$87,700

In February 2004, the Company granted a security interest covering its laboratory and computer equipment in conjunction with notes payable under a line of credit agreement.  The security interest was released in April 2011 in connection with the consolidation of certain notes payable (see Note 8, Convertible Promissory Notes and Other Notes Payable).

6.  AV-101 Acquisition

In November 2003, pursuant to an Agreement and Plan of Merger (the “Agreement”), the Company acquired Artemis, a private company also in the development stage, for the purpose of acquiring exclusive licenses to patents related to the use and function of AV-101, a drug candidate then in preclinical development which may have the potential to treat  neuropathic pain and other neurological diseases depression, epilepsy, Huntington’s disease and Parkinson’s disease. Pursuant to the Agreement, each share of common stock of Artemis was converted into the right to receive 0.9045 shares of the Company’s Series B-1 preferred stock, resulting in the Company’s issuing 1,356,750 shares of its Series B-1 preferred stock. The shares of Series B-1 preferred stock were valued at $5.545 per share, and accordingly the purchase price of all outstanding shares of Artemis was $7,523,200. The total purchase price was allocated to AV-101 acquired in-process research and development and was expensed subsequent to the acquisition, since AV-101 required further research and development before the Company could commence clinical trials and did not have any proven alternative future uses.

The NIH awarded the Company $4.3 million to support preclinical development of AV-101 during fiscal years 2006 through 2008, culminating in the submission in November 2008 of its Investigational New Drug ("IND") application to conduct Phase 1 human clinical testing of AV-101 for neuropathic pain. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase 1 clinical development of AV-101, and subsequently increased the grant to $4.6 million in July 2010. The Company completed the Phase 1a clinical trial of AV-101 during the third calendar quarter of 2011 and initiated Phase 1b clinical testing in the first calendar quarter of 2012.

7.  Accrued Expenses

Accrued expenses consist of:

	March 31,
	2012	2011

Accrued professional services	$107,400	$88,200
Accrued research and development expenses
(including $1,050,000 payable to UHN by
issuance of 700,000 shares of stock in 2011)	237,500	1,089,000
Accrued vacation pay and other compensation	229,900	234,900
Accrued placement agent fees	50,000	-
All other	32,500	9,800

	$657,300	$1,421,900

8.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the loan activity for the Company’s convertible promissory notes and other notes payable:
						Conversion to/
	Balance					Exchange for	Balance	Accrued Interest
	3/31/2011	Additions	Payments	Amortization	Reclassifications	Equity	3/31/2012	3/31/2012
Convertible Promissory Notes:
2006/2007 Notes	$1,837,400	$-	$-	$-	$-	$(1,837,400)	$-	$-
Platinum Notes	4,000,000	-	-	-	-	(4,000,000)	-	-
Note discounts	(674,000)	(908,900)	-	908,900	-	674,000	-	-
Platinum Notes, net	3,326,000	(908,900)	-	908,900	-	(3,326,000)	-	-
2008/2010 Notes	2,971,800	-	-	-	-	(2,971,800)	-	-
12% convertible promissory notes	-	500,000	-	-	-	-	500,000	5,300
Note discount	-	(495,100)	-	(4,200)	-	-	(499,300)	-
12% convertible notes, net	-	4,900	-	(4,200)	-	-	700	5,300

Total convertible promissory notes, net	$8,135,200	$(904,000)	$-	$904,700	$-	$(8,135,200)	$700	$5,300
Non-interest bearing promissory notes
August 2010 Short-Term Notes	$1,120,000	$-	$-	$-	$(280,000)	$(840,000)	$-	$-
Note discount	(14,300)	-	-	14,300	-	-	-	-
Non-interest bearing notes, net	$1,105,700	$-	$-	$14,300	$(280,000)	$(840,000)	$-	$-
Other Notes Payable
Related parties:
7% Notes payable to Officer and
Directors for legal and consulting
services (1)	$34,400	$5,100	$(26,400)	$-	$-	$(13,100)	$-	$-
7 % Note payable to Cato Holding Co.	-	90,800	(72,500)	-	149,900	-	168,200	6,900
Note discount	-	(35,900)	-	11,600	-	-	(24,300)	-
Total current notes payable to
related parties	$34,400	$60,000	$(98,900)	$11,600	$149,900	$(13,100)	$143,900	$6,900
Notes payable to Cato BioVentures
under line of credit, non-current	$170,000	$-	$-	$-	$(170,000)	$-	$-	$-
7 % Note payable to Cato Holding Co.
non-current	$-	$-	$-	$-	$125,100	$-	125,100	$-
Accrued officer’s compensation
Non-interest bearing notes payable to
Officer for deferred salary	$57,000	$-	$-	$-	$-	$-	$57,000	$-

Unrelated parties, current portion:
7.0% Notes payable	$-	$7,200	$(118,400)	$-	$175,000	$-	$63,800	$400
7.5% Notes payable to vendors for
ac accounts payable converted to notes
payable:
Burr, Pilger, Mayer	5,600	-	-	-	500	-	6,100	-
Desjardins	-	-	-	-	67,000	-	67,000	-
McCarthy Tetrault	-	-	-	-	182,800	-	182,800	-
Morrison Foerster	-	-	-	-	111,800	-	111,800	-
5.5% and 10% Notes payable to insurance
premium financing company	5,400	88,500	(89,300)	-	-	-	4,600	-
10% Notes payable to vendors for
accounts payable converted to notes
payable	140,500	11,400	(66,000)	-	60,100	-	146,000	16,800
Total current notes payable to
unrelated parties	$151,500	$107,100	$(273,700)	$-	$597,200	$-	$582,100	$17,200
Unrelated parties, long term portion:
7.5% Notes payable to vendors for
accounts payable converted to notes
payable:
Burr, Pilger, Mayer	$92,700	$7,100	$(12,000)	$-	$(500)	$-	$87,300	$1,100
Desjardins	-	262,300	(38,000)	-	(67,000)	-	157,300	2,800
McCarthy Tetrault	-	554,400	(95,000)	-	(182,800)	-	276,600	5,700
Morrison Foerster	2,133,400	526,700	(240,000)	-	(111,800)	-	2,308,300	37,900
Note discount	(236,600)	(58,700)	-	66,400	-	-	(228,900)	-
7.5% Notes, net	1,989,500	1,291,800	(385,000)	66,400	(362,100)	-	2,600,600	47,500
10% Notes payable to vendors for
accounts payable converted to notes
payable	79,500	-	-	-	(60,100)	-	19,400	-
Total long term notes payable to
unrelated parties	$2,069,000	$1,291,800	$(385,000)	$66,400	$(422,200)	$-	$2,620,000	$47,500

(1)     Includes two notes with principal balances of $26,400 and $8,000 and corresponding accrued interest of $9,600 and $6,400, respectively, as of March 31, 2011.

2006/2007 Notes

During 2006 and 2007, the Company issued an aggregate of $1,837,400 in convertible promissory notes (the “2006/2007 Notes”), including $1,025,000 to individual investors, and $812,400 to Cato BioVentures (“CBV”), a related party, which agreed to convert $812,400 of the Company’s accounts payable and accrued interest into the notes as partial payment for contract research services rendered by Cato Research Ltd. (“CRL”), an affiliate of CBV (see Note 14, Related Party Transactions). The 2006/2007 Notes were to bear interest at an annual rate of 10%, were unsecured, and had an original maturity date of August 31, 2007, which was subsequently extended to April 30, 2011. The 2006/2007 Notes and accrued interest were to automatically convert into shares of equity securities issued upon the closing of an equity or equity based financing or series of equity based financings resulting in gross proceeds to the Company totaling at least $5.0 million and whereby the Company became a publicly traded company (a “Qualified Financing”) or upon the sale of the Company or its assets. The 2006/2007 Notes and accrued interest would convert into shares of the Company’s common stock at a conversion price per share equal to the price per share of the stock sold in the Qualified Financing or, in the case of a sale of the Company or substantially all of its assets, at $6.00 per share.

Along with the issuance of the 2006/2007 Notes, each noteholder was also issued a contingently exercisable warrant to purchase that number of shares of common stock determined by dividing the principal amount of such noteholder’s 2006/2007 Notes by the price per share sold in the Qualified Financing. The warrants were exercisable upon a Qualified Financing at an exercise price equal to the lower of: (i) $6.00; or (ii) the price per share in a Qualified Financing. The warrants expire on December 31, 2013 or 10 days preceding the closing date of the sale of the Company or its assets. The Company determined that the warrants should be accounted for as equity and had a nominal value at the date of issuance.

As a condition of the Company’s issuance of the Platinum Notes (as described below), the holders of the 2006/2007 Notes agreed to (i) extend the maturity date of the Notes to June 30, 2008; (ii) use the definition of “Qualified Financing” included in the Platinum Notes for automatic conversion; (iii) extend the expiration of the Warrants to June 30, 2012 to be co-terminus with the warrants issued with the Platinum Notes; (iv) eliminate a provision causing the Warrants to expire upon completion of the Company’s initial public offering; (v) have a warrant exercise price equal to the lesser of $6.00 or the share price in a Qualified Financing; and (vi) incorporate the “call” feature into the Warrants.

On May 16, 2008, in conjunction with the issuance by the Company of the 2008/2010 Notes (described below), the 2006/2007 Noteholders agreed to further extend the maturity of the 2006/2007 Notes to December 31, 2009 and the expiration date of the Warrants to December 31, 2013. On December 9, 2009, the Company and the Noteholders amended the 2006/2007 Notes to extend the maturity date to December 31, 2010. In December 2010, the Company and the Noteholders again amended the 2006/2007 Notes to extend the maturity date to April 30, 2011.  The modifications to the 2006/2007 Notes and warrants did not have any accounting consequence as the Notes and warrants were contingently convertible and exercisable, and the effect of the modification on the fair value of the note conversion feature and warrants was not significant. The effective annual interest rate on the Notes was 8.52% as a result of the May 16, 2008 modification, 7.71% as a result of the December 15, 2009 modification and 7.32% as a result of the December 2010 modification.

On May 11, 2011, and concurrent with the Merger, the 2006/2007 Notes in the amount of $2,559,584, including principal and accrued interest, were converted into 1,462,559 Units (as described in Note 9, Capital Stock), at a price of $1.75 per Unit, consisting of 1,462,559 shares of the Company’s common stock and three-year warrants to purchase 365,640 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014.  The associated contingently exercisable warrants, originally issued with the 2006/2007 Notes, became exercisable for 1,049,897 shares of common stock at an exercise price of $1.75 per share.

Platinum Notes

On June 19, 2007, the Company completed a $2.5 million convertible promissory note offering that was funded by a single investor, Platinum Long Term Growth Fund VII (“Platinum”). On July 2, 2007, the Company completed an additional $1.25 million convertible promissory note offering with the same investor (collectively, the “2007 Platinum Notes”). The 2007 Platinum Notes were to bear interest at an annual rate of 10%, were unsecured and had an original maturity date of June 30, 2008. On May 16, 2008, in conjunction with the issuance of the 2008/2010 Notes (described below), the maturity date of the 2007 Platinum Notes was extended to December 31, 2009. On December 30, 2009, Platinum agreed to extend the maturity date of the 2007 Platinum Notes to December 31, 2010. In December 2010, Platinum agreed to extend the maturity date of the 2007 Platinum Notes to June 30, 2011, and in May 2011 Platinum agreed to extend the maturity date to June 30, 2012.  Under the terms of the 2007 Platinum Notes, Platinum had the right, in its sole discretion, to extend the note maturity by one year, to June 30, 2013

On May 16, 2008, the Company issued an additional $250,000 convertible promissory note to Platinum (the “2008 Platinum Note”, and together with the 2007 Platinum Notes, the “Original Platinum Notes”). The terms of the 2008 Platinum Note were substantially the same as those of the 2007 Platinum Notes, with a maturity date of December 31, 2009, which was later extended to December 31, 2010. In December 2010, the 2008 Platinum Note maturity date was extended to June 30, 2011, and in May 2011, the maturity date was extended to June 30, 2012.  The 2006/2007 Notes, the 2007 Platinum Notes, and the 2008/2010 Notes (as defined below) ranked senior in preference or priority to all outstanding and future indebtedness of the Company. The agreement pursuant to which the Original Platinum Notes were issued contained certain restrictive covenants which, among other things, prohibited the Company from incurring certain amounts of indebtedness, paying dividends or redeeming its preferred or common stock without Platinum’s prior written consent.

Principal and interest of the 2007 Platinum Notes was to be automatically converted, subject to certain conditions, upon the closing of a Qualified Financing. The number of shares issuable to Platinum upon conversion of the 2007 Platinum Notes was to be determined in accordance with one of the following two formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest of each 2007 Platinum Note as of the closing of the Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Qualified Financing; or (ii) the outstanding principal plus accrued but unpaid interest of each 2007 Platinum Note as of the closing of the Qualified Financing divided by the per share price of a share assuming the Company’s pre-Qualified Financing value was $30 million, on a fully-diluted basis. In lieu of converting the then current outstanding balance due under the 2007 Platinum Notes, Platinum could, at its option, elect before converting to receive a cash payment as partial satisfaction of the outstanding balance of the 2007 Platinum Notes. The cash payment was either $750,000 or $1,125,000, depending on the amount that would have been raised in a Qualified Financing and would result in a corresponding principal reduction of either $600,000 or $900,000, respectively. The 2007 Platinum Notes were voluntarily convertible, at the option of Platinum, at any time prior to a Qualified Financing or their maturity date, into shares of common stock generally at the lesser of (i) the price per share of the Company’s most recent equity financing; (ii) the price per share of any subsequent equity financing; or (iii) the price per share assuming a $30 million valuation of the Company on a fully diluted basis.

In connection with the issuance of the 2007 Platinum Notes, Platinum was issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $6.00 per share, subject to adjustment downwards in the event that the Company issued additional shares of common stock at a per share price lower than $6.00 per share at any time prior to the Company becoming a public company. The warrant exercise price was subsequently amended to $1.50 per share. The warrants had an original expiration date of June 30, 2012, which was subsequently extended to December 31, 2013. The warrants were also subject to a “call” feature whereby the Company had the right to call the warrants at a price of $0.10 per share if shares of the Company’s common stock traded publicly at a per share price greater than $15.00 for at least 15 consecutive trading days, subject to certain other conditions as described in the warrants. The Company used the lattice method to determine the fair value of the warrants.

In connection with the issuance and sale of the 2007 Platinum Notes, the Company engaged a placement agent. Pursuant to the terms of the agreement with the placement agent, the Company paid a cash fee of 8% of the gross proceeds received in the financings.  Additionally, the Company issued to the placement agent a warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $6.00 and an expiration date of June 30, 2012. On March 12, 2010, the exercise price of these warrants was amended to $2.25, and the incremental fair value of the amended warrant was charged to interest expense in the fiscal year ended March 31, 2010. The Company valued the warrants at a fair value of $0.97 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions: fair value of common stock — $2.10 per share; risk-free interest rate — 4.97%; volatility — 97%; contractual term — 5.00 years.

The Company determined that i) the cash payment option, or put option, which provides the lender with the right to require the Company to repay part of the debt at a 25% premium upon the closing of a Qualified Financing, and ii) the term extension option, which provides the lender with the right to extend the maturity date one year, were embedded derivatives that should be bifurcated and accounted for separately. Accordingly, the Company recorded the fair value of the derivatives at their inception, as liabilities which were required to be marked to market at each balance sheet date with the changes in fair value recorded as other income and expense. At March 31, 2011, the fair value of the derivatives was $90,800.

The Company allocated the proceeds from the 2007 Platinum Notes and warrants based on their relative fair values. The relative fair value attributable to the warrants was $221,000, which was recorded as a discount to the 2007 Platinum Notes and a corresponding credit to additional paid-in capital. The Company also recorded an additional note discount for the fair value of the derivative liabilities of $85,200 and $42,700 at June 18, 2007 and July 2, 2007, respectively, or a total of $127,900, plus $300,000 in cash placement fees and $116,800 as the fair value of warrants issued for placement fees. The note discount totaling $765,700 was amortized to interest expense using the effective interest method over the original one year term of the 2007 Platinum Notes. The original effective interest rate on the note was 32.27% based on the stated interest rate, the amount of amortized discount, and its term.

As indicated previously, on May 16, 2008, the Company issued an additional $250,000 convertible promissory note to Platinum.  In lieu of the automatic conversion of the entire outstanding balance due under the 2008 Platinum Note pursuant to a Qualified Financing, Platinum had the option to elect, before automatic conversion, to receive a cash payment as partial satisfaction of the outstanding balance of the note. The cash payment was either $50,000 or $75,000, depending on the amount that would have been raised in a Qualified Financing and would result in a corresponding reduction of the note balance of either $40,000 or $60,000, respectively. The Company also issued to Platinum a warrant to purchase up to 35,000 shares of common stock at an exercise price of $6.00 per share, subject to adjustment downwards in the event that the Company issued additional shares of common stock at a per share price lower than $6.00 per share at any time prior to the Company becoming a public company. This warrant expires December 31, 2013.

In connection with the issuance and sale of the 2008 Platinum Note the Company engaged a placement agent. Pursuant to the terms of the agreement with the placement agent, the Company was obligated to pay a cash fee of 8% of the gross proceeds received from the financing in excess of $250,000 (“threshold amount”).  Additionally, the Company agreed to issue to the placement agent warrants to purchase 16,000 shares of the Company’s common stock with an exercise price of $6.00 and an expiration date of June 28, 2012. On March 12, 2010, the exercise price of warrants to purchase 2,400 of the 16,000 shares of common stock was amended to $2.25, and the incremental fair value of the amended warrant was charged to interest expense in the fiscal year ended March 31, 2010. The Company also agreed to issue the placement agent warrants to purchase 0.032 shares of the Company’s common stock for each dollar of gross proceeds in excess of the threshold amount. The Company valued these warrants at a fair value of $0.08 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions: fair value of common stock — $0.60 per share; risk-free interest rate — 4.12%; volatility — 77%; contractual term — 4.00 years.

The Company allocated the note proceeds from the 2008 Platinum Note and associated warrant based on their relative fair values. The relative fair value attributable to the warrant was $7,100, which the Company recorded as a discount to the 2008 Platinum Note and a corresponding credit to additional paid-in capital. The Company recorded an additional note discount of $13,300 for the fair value of the put option and term extension option liabilities and $1,300 for the fair value of warrants issued for placement fees. The note discount totaling $21,700 was amortized to interest expense using the effective interest method over the term of the 2008 Platinum Note. The original effective interest rate on the 2008 Platinum Note was 14.98% based on the stated interest rate, the amount of amortized discount, and its term.

Extension of Maturity Date

On May 16, 2008, in conjunction with the 2008/2010 Note financing on that date, the maturity date of the 2007 Platinum Notes was extended to December 31, 2009 from June 30, 2008, and the expiration date of the associated warrants was extended to December 31, 2013. On December 30, 2009, Platinum agreed to extend the maturity date of the Original Platinum Notes to December 31, 2010. The Company also reduced the exercise price of the associated warrants from $6.00 to $1.50 per share. In December 2010, the maturity date of the Original Platinum Notes was extended to June 30, 2011 from December 31, 2010.  In May 2011, the maturity date of the Original Platinum Notes was extended to June 30, 2012.

The Company evaluated the extension of the maturity dates of the Original Platinum Notes and modifications to the associated warrants and determined that the modifications were to be accounted for as a troubled debt restructuring on a prospective basis. The Company recorded discounts to the Platinum Notes of $65,600 and $90,000, respectively, which amounts were equal to the incremental fair value of the modified warrants under the May 16, 2008 and December 30, 2009 modifications, with a corresponding credit to additional paid-in capital under the May 16, 2008 modification, and to warrant liability under the December 30, 2009 modification. The incremental fair value of the cash payment and note term extension options under the May 16, 2008, December 30, 2009, and December 2010 modifications were $199,300, $122,100, and $158,000, respectively, and were recorded as a note discount, with a corresponding credit to the related liability for these derivatives. The incremental fair value of the conversion option of the Original Platinum Notes was not significant under the May 16, 2008 modification and was $828,500 and $1,062,800 under the December 30, 2009 and December 31, 2010 modifications, respectively, which was recorded as a note discount with a corresponding credit to additional paid-in capital. The note discount was amortized as non-cash interest expense over the remaining term of the Platinum Notes using the effective interest method. The effective annual interest rate of the extended Original Platinum Notes was 14.65% under the May 16, 2008 modification, 27.50% under the December 30, 2009 modification and 26.96% under the December 2010 modification.

May 2011 Amendment

On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “New Platinum Note”) with a principal balance of $4.0 million (“May 2011 Amendment”).  The following paragraphs describe the May 2011 Amendment.  In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the New Platinum Note was cancelled and all warrants issued to Platinum were exercised in exchange for a new series of the Company’s preferred stock.  See Note and Warrant Exchange Agreement below.

As a result of the May 2011 Amendment, the maturity date of the New Platinum Note became June 30, 2012, a one-year extension from the June 30, 2011 maturity date of the Original Platinum Notes.  The New Platinum Note continued to bear interest at an annual rate of 10%. Platinum retained the right, in its sole discretion, to extend the maturity date of the New Platinum Note by one year to June 30, 2013.  The New Platinum Note would have been automatically converted, subject to certain conditions, upon the last to occur of (i) the closing of an equity or equity-based financing or series of equity or equity-based financings after May 1, 2011 resulting in gross proceeds to the Company totaling at least $5.0 million, including the 2011 Private Placement (see Note 9, Capital Stock) and cancellation of debt not otherwise convertible; and (ii) the Company becoming a publicly traded company ("Amended Qualified Financing").  The number of shares issuable to Platinum upon the automatic conversion of the Platinum Note would have been determined in accordance with one of the following three formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest  ("Outstanding Balance") as of the closing of the Amended Qualified Financing multiplied by 1.25 and divided by $1.75 per share; (ii) the Outstanding Balance as of the closing of the Amended Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Amended Qualified Financing; or (iii) the Outstanding Balance as of the closing of the Amended Qualified Financing divided by the Company's per share price assuming a pre-Amended Qualified Financing valuation of the Company of $30 million on a fully-diluted basis, subject to certain exclusions.  Under the New Platinum Note, the cash payment option previously included in the Original Platinum Notes was eliminated. In the event the Company completed an Amended Qualified Financing prior to December 31, 2011, interest accrued on the New Platinum Note from May 5, 2011 through the date of the closing of the Amended Qualified Financing would have been forgiven.

The Platinum Note would have been voluntarily convertible, at the option of Platinum, at any time prior to an Amended Qualified Financing or its maturity date into shares of common stock determined by multiplying the Outstanding Balance being converted by 1.25 and dividing by the lesser of (i) $1.75 per share; (ii) the per share price in any subsequent equity financing; or (iii) the per share price assuming a $30 million valuation of the Company on a fully diluted basis (subject to certain exclusions).  Platinum could have elected to convert the New Platinum Note at any time, but was not obligated to convert the New Platinum Note until the shares issuable upon conversion of the note were freely tradable pursuant to an effective registration statement or could have been sold in any ninety day period without registration under the Securities Act of 1933, as amended (“Securities Act”), in compliance with Rule 144. Additionally, Platinum could not have converted the New Platinum Note if the shares issuable upon conversion would result in it beneficially owning in excess of 9.99% of the then outstanding shares of the Company's common stock. However, Platinum could have waived this condition upon giving 61 days’ notice to the Company.

In connection with the issuance of the New Platinum Note, the Company issued to Platinum a three-year warrant to purchase 825,574 shares of the Company’s common stock at an exercise price of $2.50 per share.  The warrant would have expired on May 5, 2014, and become exercisable upon Platinum’s conversion of the New Platinum Note and would have been exercisable for one-fourth (1/4) of the number of shares issued in the conversion. The Company valued the warrant at a fair value of $0.69 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $1.58; risk-free rate – 0.96%; volatility – 85%; contractual term – 3.00 years.

The Company evaluated the extension of the maturity date of the Original Platinum Notes along with the issuance of the new three-year warrant and determined that the modifications are to be accounted for as a troubled debt restructuring on a prospective basis.  The Company recorded a discount of $908,900 to the New Platinum Note which is equal to the incremental fair value of the note conversion feature and the cash payment option liability, and the fair value of the new warrant.  The note discount was to be amortized as non-cash interest expense over the remaining term of the New Platinum Note using the effective interest method.  The effective annual interest rate of the New Platinum Note was determined to be 17.3%, based on the amortization of the note discount, the stated interest rate, and the note term.

Warrant Liability

The warrants issued with the Original Platinum Notes included certain exercise price adjustment features and accordingly were not deemed to be indexed to the Company’s common stock. On April 1, 2009, the Company recorded the estimated fair value of the warrant liability of $151,300 as a non-current liability in the consolidated balance sheet. Changes in the estimated fair value of the warrant liability were recorded in other income (expense) in the consolidated statement of operations. The Company continued to record adjustments to the fair value of the warrants until the closing of the Merger on May 11, 2011, when the amended warrants no longer contained the exercise price adjustment features, at which time the warrants were deemed to be indexed to the Company’s common stock and therefore no longer treated as a liability.  The warrant liability was recorded at its fair value of $424,100 at May 11, 2011, which resulted in a non-cash expense of $7,000 that was charged to other income (expense) in the three-month period ended June 30, 2011.  As of May 11, 2011, $424,100, the then-current aggregate fair value of these warrants, was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ deficit.

Note and Warrant Exchange Agreement

On December 29, 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the New Platinum Note and outstanding warrants issued to Platinum to purchase an aggregate of 1,599,858 shares of the Company’s common stock were cancelled in exchange for 391,075 shares of the Company’s newly-created Series A Preferred Stock (“Series A Preferred”).  Each share of Series A Preferred is convertible into ten shares of the Company’s common stock (see Note 9, Capital Stock).  The Company issued 231,090 shares of Series A Preferred to Platinum in connection with the note cancellation based on the sum of the $4,000,000 principal balance of the Platinum Note plus accrued but unpaid interest through May 11, 2011 adjusted for a 125% conversion premium, net of the $1,719,800 aggregate exercise price of the outstanding 1,599,858 warrants held by Platinum, and a contractual conversion basis of $1.75 per common share, all adjusted for the 1:10 Series A Preferred to common exchange ratio.  An additional 159,985 shares of Series A Preferred were issued to Platinum in connection with the warrant exercise and exchange to acquire the common shares issued upon the warrant exercise.

The Company determined that the cancellation of the Platinum Note and exercise of the warrants pursuant to the Note and Warrant Exchange Agreement should be accounted for as a debt extinguishment.  The Company estimated the fair value of the shares of Series A Preferred stock tendered to Platinum for the cancellation of the Platinum Note under the terms of the agreement at $15.51 per share ($1.55 on a per common share equivalent basis).  The Company recorded a loss of $1,193,500 attributable to the early debt extinguishment, reported in Other expenses, net in the accompanying Consolidated Statements of Operations.  The loss includes $287,278, calculated using the Black-Scholes Option Pricing Model, representing the incremental fair value of the warrants exercised by Platinum as modified to reduce their exercise price.  (See Discounted Warrant Exercise Program in Note 9, Capital Stock, for a description of the modification of warrant exercise prices and the resulting valuation that occurred during the quarter ended December 31, 2011.)  The common shares issued in connection with the warrant exercise that were exchanged for shares of Series A Preferred Stock are treated as Treasury Stock in the accompanying Consolidated Balance Sheet at March 31, 2012.

2008/2010 Notes

Between May 2008 and March 31, 2010, the Company raised $2,701,800 in convertible promissory notes (the “2008/2010 Notes”) including a third party vendor conversion of $81,300 of the Company’s accounts payable and accrued expenses into the 2008/2010 Notes.  Between April 1, 2010 and March 31, 2011, the Company raised an additional $270,000 by issuing convertible promissory notes of like tenor, resulting in an aggregate issuance of $2,971,800 of 2008/2010 Notes. The 2008/2010 Notes accrued interest at an annual rate of 10%, were unsecured, and had an original maturity date of December 31, 2009 prior to an extension of the maturity date to December 31, 2010, and, later, to April 30, 2011. The outstanding principal balance of the 2008/2010 Notes and accrued interest would have automatically converted into shares of common stock upon the occurrence of an equity or equity based financing or series of equity based financings resulting in gross proceeds to the Company totaling at least $3 million (“$3 Million Qualified Financing”) or a sale of the Company or substantially all of its assets. The automatic conversion price per share would have been equal to the price of the common stock sold in the $3 Million Qualified Financing, or $6.00 per share upon a sale of the Company or its assets, whichever occurs first. The noteholder could voluntarily elect to convert the note and accrued interest at $6.00 per share any time prior to a $3 Million Qualified Financing or the note maturity date.

Each holder of 2008/2010 Notes was also  issued warrants to purchase that number of shares of common stock equal to the number of shares determined by dividing the principal amount of such holder’s 2008/2010 Notes by the price per share sold in a $3 Million Qualified Financing and then multiplying the quotient by 50%.  The warrants expire on December 31, 2013 or 10 days preceding the closing date of the sale of the Company or its assets. The warrants are exercisable at an exercise price equal to the price per share paid in the $3 Million Qualified Financing multiplied by 1.5. The Company determined that the warrants should be accounted for as equity and had nominal value at the date of issuance.

On December 15, 2009, the Company amended the terms of the 2008/2010 Notes to increase the maximum allowable indebtedness under the 2008/2010 Notes to $5,000,000 from $2,000,000; to extend the maturity date of the 2008/2010 Notes to December 31, 2010 from December 31, 2009; and to use the current definition of $3 Million Qualified Financing. The Company also amended the related warrants to increase the number of shares issuable upon exercise of the warrants as reflected in the formula in the preceding paragraph. The exercise price of the warrants was also modified to reflect the formula indicted in the preceding paragraph.  The modifications to the 2008/2010 Notes and warrants did not have any accounting consequence, as the notes were contingently convertible and the warrants contingently exercisable so that the effect of the modifications on the fair value of the note conversion feature and warrants was not significant.

In December 2010, the Company amended the terms of the 2008/2010 Notes to extend the maturity date to April 30, 2011 from December 31, 2010.  The December 2010 modification, consistent with the above, did not have any accounting consequence as the notes were contingently convertible and the warrants contingently exercisable so that the effect of the modifications on the fair value of the note conversion feature and warrants was not significant.

On May 11, 2011, and concurrent with the Merger, the 2008/2010 Notes in the amount of $3,615,200, including principal and accrued interest, were converted into 2,065,731 Units, at a price of $1.75 per Unit, consisting of 2,065,731 shares of common stock of the Company and three-year warrants to purchase 516,415 shares of common stock at an exercise price of $2.50 per share.  The warrants expire on May 11, 2014. The associated contingently exercisable warrants, originally issued with the 2008/2010 Notes, became exercisable for 848,998 shares of common stock at an exercise price of $2.62 per share.

August 2010 Short-Term Notes

In August of 2010, the Company issued short-term, non-interest bearing, unsecured promissory notes (“August 2010 Short-Term Notes”) having an aggregate principal amount of $1,064,000 for a purchase price of $800,000.  The August 2010 Short-Term Notes were due and payable at the earlier of (i) ten business days following the Closing Date of an initial public offering or (ii) December 1, 2010.

Each holder of August 2010 Short-Term Notes was also issued warrants to purchase the number of shares of common stock equal to 0.33 times the dollars invested.  The warrants expire three years from the date of issuance and have an exercise price of $3.00 per share.  The Company valued the resulting 264,000 warrants at a fair value of $0.50 per share on the date of issuance using the Black-Scholes option pricing model with the following assumptions:  fair value of common stock - $1.48 per share; risk-free interest rate – 0.86%; volatility - 78.29%; contractual term – 3 years.  The Company recorded the fair value of the warrants as a discount to the notes with a corresponding credit to additional paid-in capital.  The note discount was to be amortized as non-cash interest expense over the term of the August 2010 Short-Term Notes using the effective interest method.  The effective annual interest rate of the August 2010 Short-Term Notes was 151.04% based on the amortization of the note discount, the stated interest rate, and the note term.

In November 2010, the Company amended the August 2010 Short-Term Notes to extend the maturity date to December 31, 2010 from December 1, 2010, increased the number of warrants to purchase the number of shares of common stock to equal 0.50 times the dollars invested from 0.33 times the dollars invested and reduced the exercise price to $2.00 per share from $3.00 per share.  This increased the number of warrants related to this financing to 400,000 from 264,000.  The Company evaluated the extension of the maturity dates of the August 2010 Short-Term Notes and modifications to the associated warrants and determined that the modification should be accounted for as a troubled debt restructuring on a prospective basis.  The Company recorded a discount to the August 2010 Short-Term Notes of $121,100, which amount was equal to the incremental fair value of the modified warrants under the November 2010 modification, with a corresponding credit to additional paid-in capital.

In December 2010, the Company further amended the August 2010 Short-Term Notes to extend the maturity date to April 30, 2011 from December 31, 2010 and increased the aggregate principal amount to $1,120,000 from $1,064,000.  The Company evaluated the extension of the maturity dates of the August 2010 Short-Term Notes and modifications to the associated principal amount and determined that the modification should be accounted for as a troubled debt restructuring on a prospective basis.  The Company recorded a discount to the August 2010 Short-Term Notes of $56,000, which amount is equal to the increased principal amount, with a corresponding credit to debt. The effective interest rate on the August 2010 Short-Term Notes subsequent to these modifications was 63.64% from the original effective interest rate of 151.04%.

In May 2011, in connection with the 2011 Private Placement described in Note 9, Capital Stock, a total of $840,000 of the aggregate $1,120,000 outstanding principal amount of the August 2010 Short-Term Notes, plus a note cancellation premium of $94,500, were converted into 534,000 Units, at a price of $1.75 per Unit, consisting of 534,000 shares of the Company’s common stock and three-year warrants to purchase 133,500 shares of the Company’s common stock at an exercise price of $2.50 per share; $105,000 of such amount was converted into a long-term note issued to Cato Holding Company; and $175,000 of such amount was not converted.  In April 2011, the Company and the holder of the $175,000 note amended the note, whereby the Company paid $50,000 of the note balance within three days of the closing of the 2011 Private Placement, and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  The amended note bears interest at 7% per annum. The note cancellation premium was recorded as interest expense.  In September 2011, the Company and the holder agreed to further modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance. The Company did not make the February 2012 and March 2012 payments as scheduled. In March 2012, the Company and the note holder again agreed to modify the payment schedule to require seven monthly payments of $9,171 beginning June 1, 2012 with the final payment on December 1, 2012 to include interest accrued after March 2012.

7% Notes Payable for Consulting Services

During the period from July 2000 to April 2003, the Company engaged certain members of the Board of Directors to provide consulting services outside of their responsibilities as Board members. In exchange for these services the Company issued promissory notes and warrants. The notes originally accrued interest at an annual rate of 7%. Effective January 2006, the Company and the individuals agreed that no further interest would accrue on the notes and unpaid accrued interest. The notes payable and accrued interest totaled $50,400 at March 31, 2011.

On May 11, 2011, and concurrent with the Merger, the note payable to a director for principal and accrued interest totaling $14,400, plus a $5,100 note cancellation premium, was converted into 11,142 shares of common stock and a three-year warrant to purchase 2,785 shares of common stock at an exercise price of $2.50 per share.  The related note cancellation premium was recorded as interest expense. Also, on May 11, 2011, the 7% note payable to an officer and director including principal and accrued interest totaling $36,000 was paid.

Notes payable to Cato Holding Company, doing business as Cato BioVentures, under line of credit and August 2010 Short Term Notes; Partial cancellation of August 2010 Short-Term Notes and Issuance of Long-Term Promissory Note to Cato Holding Company

In February 2004, the Company entered into a loan agreement that established a revolving line of credit facility for up to $200,000 with Cato Holding Company, doing business as Cato BioVentures (“CBV”), a related party, which was increased in 2006 to $400,000. Between June 2004 and October 2004, the Company drew down an aggregate amount of $200,000. Loans made pursuant to the loan agreement accrued interest at the rate of prime plus 1% and were due to mature on February 3, 2007. In September 2005, the Company paid all interest accrued to that date and prepaid the interest payable through the maturity date, an aggregate of approximately $35,300, by issuing 5,883 shares of the Company’s Series C preferred stock. The Company expensed the prepaid interest over the scheduled remaining term of the notes. Pursuant to the loan agreement, the Company granted CBV a continuing security interest in the Company’s personal property and equipment, excluding intellectual property. In August 2006 and February 2007, the loan agreement was modified to extend the maturity date of the outstanding balance to December 31, 2009 and to increase the amount available to the Company under the credit facility from $200,000 to $400,000. The annual interest rate on the loans made pursuant to the loan agreement was 4.25% at March 31, 2011.

On December 31, 2009, the Company amended its loan agreement with CBV to extend the maturity date of the loans made pursuant to the agreement from December 31, 2009 to the earlier of December 31, 2010 or ninety days after the initial public offering of the Company’s common stock.

On December 28, 2010, the Company again amended its loan agreement with CBV to extend the maturity date of the loans made pursuant to the loan agreement from December 31, 2010 to December 31, 2012, or ninety days following the closing of an offering of $5,000,000 or more in common stock, or the closing of a reverse merger into a public shell company whose common stock traded on the OTC Bulletin Board.

On April 29, 2011, all amounts owed by the Company to Cato Holding Company ("CHC") or its affiliates, which include CBV, including the $105,000 principal balance of August 2010 Short Term Notes and the $170,000 principal balance payable under the line of credit, were consolidated into a single note, in the principal amount of $352,273.  Additionally, CHC released the 2004 CBV security interests in the Company’s personal property.  The consolidated CHC note bears interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company is to make six monthly payments of $10,000 each beginning June 1, 2011; and thereafter will make payments of $12,500 monthly until the note is repaid in full. The Company may prepay the outstanding balance under this note in full or in part at any time during the term of this note without penalty.  At March 31, 2012, the Company had not paid the monthly payments due subsequent to December 2011.

Notes Payable Issued for the Cancellation of Accounts Payable

On October 12, 2009, the Company issued a promissory note payable to the Regents of the University of California (“UC”) with a principal balance of $90,000 in exchange for the cancellation of certain amounts payable under a research collaboration agreement (the “UC Note 1”). UC Note 1 was payable in monthly principal installments of $15,000 through May 30, 2010. Interest on UC Note 1 at 10% per annum was payable on May 30, 2010. If the Company had completed an initial public offering of its stock prior to May 30, 2010, the remaining balance of UC Note 1 would have been payable within 10 business days after the initial public offering was consummated.  The Company made the first two monthly installments totaling an aggregate of $30,000.  On February 25, 2010, the Company issued a promissory note payable to UC having a principal balance of $170,000 in exchange for the cancellation of the remaining $60,000 principal balance of UC Note 1 and certain amounts payable under a research collaboration agreement (“UC Note 2”). UC Note 2 was payable in monthly principal installments of $15,000 through May 31, 2010, with the remaining $125,000 plus all accrued and unpaid interest due on or before June 30, 2010. If the Company had completed an initial public offering of its stock prior to June 30, 2010, the remaining balance of the Note would have been payable within 10 business days after the initial public offering was consummated.  On June 28, 2010, the Company amended UC Note 2 to extend the payment terms as follows: monthly installments of $15,000 payable through May 31, 2010, $10,000 due on June 30, 2010 and $115,000 plus all accrued and unpaid interest due and payable on or before August 30, 2010.  On August 25, 2010 and again on October 30, 2010, the Company amended UC Note 2 to extend the date of the final installment payment to be made under UC Note 2 to December 31, 2010 while adding a strategic premium to preserve license rights under the research collaboration agreement in exchange for an increase in the then-outstanding principal amount of UC Note 2 by $15,000 to $125,000. On December 22, 2010, the Company amended UC Note 2 a fourth time and decreased the monthly payment amount to $5,000 with payments continuing until the outstanding balance of principal and interest is paid in full. The provision requiring the payment of the outstanding balance within 10 business days following the closing of an initial public offering remains unchanged.  At March 31, 2012, the Company has not made the monthly payments required for February or March 2012.

On March 1, 2010, the Company issued a 10% promissory note with a principal balance of $75,000 to National Jewish Health in exchange for the cancellation of certain amounts payable for accrued royalties.  The principal balance plus all accrued and unpaid interest was initially due on or before December 31, 2010 (“March 2010 Note”). If the Company had completed an initial public offering of its stock prior to any installment dates, $25,000 of the remaining balance of the March 2010 Note would have been due on June 30, 2010, and any remaining principal balance and all accrued and unpaid interest would have been payable within 90 business days after the initial public offering was consummated.  On December 28, 2010, the Company amended the March 2010 Note and extended its maturity date to the first to occur of April 30, 2011 or 30 days following the closing of a financing with gross proceeds of $5,000,000 or more.  The Company has been in extended discussions with the holder of the March 2010 Note and expects the Note will be cancelled in favor of certain amounts payable to the Company equal to or greater than the outstanding balance of the Note.  At March 31, 2012, the Company has made no payments on the March 2010 Note.

On August 13, 2010, the Company issued a 10% promissory note with a principal balance of $40,962 to MicroConstants, Inc. in exchange for the cancellation of certain amounts payable for services rendered.  Under the terms of this note, the Company is to make payments of $1,000 per month with any unpaid principal or accrued interest due and payable upon the first to occur of (i) August 1, 2013, (ii) the issuance and sale of equity securities whereby the Company raises at least $5,000,000 or (iii) the sale or acquisition of all or substantially all of the Company’s stock or assets.  At March 31, 2012, the Company has not made the monthly payments required for February and March 2012.

On March 15, 2010, the Company issued an unsecured 7.5% promissory note with a principal balance of $1,280,125 in exchange for the cancellation of certain amounts payable for legal services rendered by Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel (“Morrison & Foerster Note”).  According to its terms, the Company was obligated to make monthly payments of $10,000 until December 15, 2011. However, the monthly payments were to increase to $50,000 upon the completion of an initial public offering, and, in addition, a $250,000 payment would be payable upon the completion of an equity financing of at least $3 million. The Note accrued annual interest at 7.5% and, as scheduled, the outstanding balance of the Morrison & Foerster Note and accrued interest was payable on December 31, 2011 or upon the sale of the Company or its assets, or upon an event of default (as defined in the Morrison & Foerster Note), whichever occurs first. Additionally, all amounts payable for services rendered by Morrison & Foerster on behalf of the Company from March 1, 2010 through the closing of an initial public offering were to be automatically added to the outstanding principal balance of the Morrison & Foerster Note upon delivery of an invoice for such services.  Additional billings of $839,700 and $347,800 were added to the outstanding principal of the Note for the periods ending March 31, 2011 and 2012, respectively, related to services rendered.

On May 5, 2011, the Company and Morrison & Foerster entered into Amendment No. 1 to the Morrison & Foerster Note (“Amendment No. 1”).  Under the terms of Amendment No. 1, the principal balance of the Morrison & Foerster note was increased to $2,200,000, with a payment of $100,000 due within three business days of the effective date of Amendment No. 1, which amount was paid. Under Amendment No. 1, the note bears interest at 7.5% and principal will be due, along with all accrued but unpaid interest on the earliest of (i) March 31, 2016, (ii) the consummation of a Change of Control, as defined in the Morrison & Foerster note, and (iii) any failure to pay principal or interest when due.  The Company was obligated to make payments of $10,000 per month until June 1, 2011 and thereafter to pay $15,000 per month through March 31, 2012, $25,000 per month through March 31, 2013, and $50,000 per month through maturity.  In addition, the Company is obligated to make payments equal to five percent (5%) of the net proceeds of any equity financing closed during the term of the note until all outstanding principal and interest is paid in full.  If the Company prepays the entire amount due by December 31, 2012, the amount of such payment shall be reduced by ten percent (10%), up to a maximum of $100,000. At March 31, 2012, the Company has not made the monthly payments required for February and March 2012.

In connection with the issuance of the Morrison & Foerster Note, the Company issued to Morrison & Foerster a warrant to purchase up to 425,000 shares of its common stock at an exercise price of $3.00 per share. The Warrant expires on December 31, 2014.  The Company valued the Warrant at a fair value of $0.69 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions: fair value of common stock — $1.48 per share; risk-free interest rate — 2.35%; volatility — 74.82%; contractual term — 4.83 years.  The Company recorded the fair value of the Warrant as a discount to the Morrison & Foerster Note and a corresponding credit to additional paid-in capital.  The effective annual interest rate of the 7.5% promissory note at issuance was 14.86%.  In connection with Amendment No. 1, the Company issued 200,000 shares of restricted common stock to Morrison & Foerster which had a value, at the time of issuance, of $1.75 per share. In addition, the Company reduced the exercise price of the common stock warrants previously issued to Morrison & Foerster from $3.00 to $2.00 per share. The $58,700 increase in the fair value of the warrants was recorded as a note discount and a corresponding increase in additional paid-in capital.

On February 25, 2011, the Company issued to Burr, Pilger, and Mayer, LLC (“BPM”) an unsecured promissory note in the principal amount of $98,674 (the “BPM Note”) for amounts payable in connection with services provided to the Company by BPM.  The BPM Note bears interest at the rate of 7.5% per annum and has payment terms of $1,000 per month, beginning March 1, 2011 and continuing until all principal and interest are paid in full.  In addition, a payment of $25,000 will be due upon the sale of the Company or upon the Company completing a financing transaction of at least $5.0 million, with the payment increasing to $50,000 (or the amount then owed under the note, if less) upon the Company completing a financing of over $10.0 million.  At March 31, 2012, the Company has not made the monthly payment required for March 2012.

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins. The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company is obligated to make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company is also obligated to make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note. In connection with issuance of the note, the Company issued 39,600 shares of restricted common stock to Desjardins which, at the time of issuance, had a value of $1.75 per share.  At March 31, 2012, the Company has not made the monthly payments required for February and March 2012.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company is obligated to make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company is to make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company is also obligated to make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note. In connection with issuance of this note, the Company issued 100,000 shares of restricted common stock to McCarthy which had a value, at the time of issuance, of $1.75 per share.  At March 31, 2012, the Company has not made the monthly payments required for February and March 2012.

February 2012 12% Convertible Promissory Notes

On February 28, 2012, the Company completed a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes").  Each Note accrues interest at the rate of 12% per annum and will mature on the earlier of (i) twenty-four months from the date of issuance, or (ii) consummation of an equity, equity-based, or series of equity-based financings resulting in gross proceeds to the Company of at least $4.0 million (the Qualified Financing Threshold”). The holder of each Note may voluntarily convert the outstanding principal amount of the Notes and all accrued and unpaid interest (the “Outstanding Balance”) at any time prior to maturity into that number of shares of the Company’s common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares"). In addition, in the event the Company consummates a financing equal to or exceeding the Qualified Financing Threshold, and the price per unit of the securities sold, or price per share of common stock issuable in connection with such financing, is at least $2.00 (a “Qualified Financing”), the Outstanding Balance will automatically convert into such securities, including warrants, that are issued in the Qualified Financing, the amount of which shall be determined according to the following formula: (Outstanding Balance at the closing date of the Qualified Financing) x (1.25) / (the per security price of the securities sold in the Qualified Financing).

The purchaser of each Note was issued a warrant to purchase, for $2.75 per share, the number of shares of the Company’s common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 shares of the Company’s common stock upon exercise of the warrants.  The warrants terminate, if not exercised, five years from the date of issuance.  The Company valued the warrants at a fair value of $1.99 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.85; risk-free interest rate – 0.84%; volatility – 89.9%; contractual term – 5.00 years; dividend rate – 0%.

The Company allocated the proceeds from the Notes and associated warrants based on their relative fair values. The relative fair value attributable to the warrants was $260,076, which the Company recorded as a discount to the Notes and a corresponding credit to additional paid-in capital. The Company recorded an additional note discount of $235,084 for the fair value of the non-contingent beneficial conversion feature of the Notes.  The note discounts totaling $495,160 will be amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes at the date of issuance was 268.9% based on the stated interest rate, the amount of discount, and the term of the Notes.

9.  Capital Stock

At March 31, 2011, VistaGen was authorized to issue a total of 95 million shares of capital stock in two classes, designated, respectively, as common stock and preferred stock.  Of the total shares authorized, 75 million shares were designated as no par value common stock and the remaining 20 million shares were designated as no par value preferred stock.   At March 31, 2011 and prior to the Merger, Excaliber was authorized to issue up to 200 million shares of common stock, $0.001 par value, and no shares of preferred stock.

2011 Private Placement

On May 11, 2011, and immediately preceding the closing of the Merger, VistaGen sold 2,216,106 Units in a private placement for aggregate gross proceeds of $3,878,200, including $2,369,200 in cash, a $500,000 short-term note receivable due on September 6, 2011, cancellation of $840,000 of short-term notes maturing on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,500 of accounts payable (the “2011 Private Placement”).  The Units were sold for $1.75 per Unit and consisted of one share of common stock and a three-year warrant to purchase one-fourth (1/4) of one share of common stock at an exercise price of $2.50 per share.  Warrants to purchase a total of 554,013 shares of common stock were issued to the purchasers of the Units.  Concurrently, VistaGen issued to its placement agent three-year warrants to purchase 114,284 shares of its common stock at $2.50 per share, and agreed to pay $200,000 in placement agent fees, $150,000 of which amount was paid on May 11, 2011.

In October 2011, VistaGen restructured the terms of the $500,000 short term promissory note received in conjunction with the 2011 Private Placement.  The note currently bears interest at 5% per annum.  The maturity date has been extended to September 1, 2012 and the revised terms require payments to VistaGen as follows:

  (a) one payment of $50,000 on or before October 31, 2011;
(b) nine payments of $50,000 on or before the first day of each month commencing December 1, 2011 and ending August 1, 2012; and
(c) one final payment equal to the remaining balance of principal and interest due on or before September 1, 2012.

The outstanding principal balance of the note receivable at March 31, 2012 is $250,000.

Conversion of Convertible Promissory Notes

On May 11, 2011, concurrent with the Merger, holders of certain promissory notes issued by VistaGen from 2006 through 2010 converted their notes totaling aggregate principal and interest of $6,174,793 into 3,528,290 Units, at a price of $1.75 per Unit.  These Units were the same Units issued in connection with the 2011 Private Placement.

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

The Series A Preferred has no separate dividend rights, however, whenever the Board of Directors declares a dividend on the common stock, each holder of record of a share of Series A Preferred shall be entitled to receive an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share of Series A Preferred could be converted on the Record Date.

Except with respect to transactions upon which the Series A Preferred shall be entitled to vote separately as a class, the Series A Preferred has no voting rights. The common stock into which the Series A Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of the Company’s common stock.

In the event of the liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred then outstanding shall be entitled to receive an amount per share of Series A Preferred calculated by taking the total amount available for distribution to holders of all the Company's outstanding common stock before deduction of any preference payments for the Series A Preferred, divided by the total of (x), all of the then outstanding shares of the Company's common stock, plus (y) all of the shares of the Company's common stock into which all of the outstanding shares of the Series A Preferred can be converted before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.

At March 31, 2012, there were 437,055 shares of Series A Preferred outstanding, all issued to Platinum under the terms of the Note and Warrant Exchange Agreement described in Note 8, Convertible Promissory Notes and Other Notes Payable, and the Common Stock Exchange Agreement, described below.

Common Stock Exchange Agreement with Platinum

On December 22, 2011, the Company entered into a Common Stock Exchange Agreement (the "Exchange Agreement") with Platinum, pursuant to which Platinum converted 484,000 shares of the Company’s common stock into 45,980 shares of the newly created Series A Preferred (the "Exchange").  Each share of Series A Preferred issued to Platinum is convertible into ten shares of the Company’s common stock.  In consideration for the Exchange, the Series A Preferred received by Platinum in connection with the Exchange is convertible into the equivalent of 0.95 shares of common stock surrendered in connection with the Exchange.  The Company has determined the fair value of the common stock subject to the Exchange to be $1.55 per share and has reflected the 484,000 common shares as treasury stock on that basis in the accompanying Consolidated Balance Sheet at March 31, 2012.

Fall 2011 Follow-On Offering

Beginning in October 2011, the Company initiated a follow-on private placement of Units.  These Units were essentially the same as the Units issued in connection with the 2011 Private Placement, namely, each Unit was priced at $1.75 and consisted of one share of the Company’s common stock and a three-year warrant to purchase one-fourth (1/4) of one share of the Company’s common stock at an exercise price of $2.50 per share.  The Company sold a total of 63,570 Units and received aggregate cash proceeds of $111,300.

Discounted Warrant Exercise Program

During the quarter ended December 31, 2011, certain warrant holders exercised warrants to purchase an aggregate of 3,121,259 shares of the Company’s common stock at reduced exercise prices, including warrants to purchase 1,599,858 shares of common stock exercised by Platinum under the terms of the Note and Warrant Exchange Agreement, as described in Note 8, Convertible

Promissory Notes and Other Notes Payable.  The warrants exercised by Platinum were exercised at reduced prices ranging from $0.75 per share to $1.25 per share, resulting in proceeds of $1,719,800 which was applied to reduce the outstanding balance of the Platinum Note and accrued interest under the terms of the Note and Exchange Agreement.

Other investors and service providers exercised warrants to purchase an aggregate of 1,028,860 shares of the Company’s common stock at reduced exercise prices ranging from $0.75 per share to $1.31 per share.  In conjunction with these exercises, the Company:

•	issued 965,734 shares of its common stock and received cash proceeds of $1,106,100;
•
issued 29,426 shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of outstanding indebtedness to such holders totaling an aggregate of $30,100; and

•
issued 33,700 shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of payment for services in the aggregate amount of $41,400 to be performed in the future by such holders.

Additionally, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company (“CHC”), CRL, and certain individual warrant holders affiliated with CHC and CRL (collectively, the “CHC Affiliates”) under the terms of which CHC and the CHC Affiliates exercised warrants to purchase an aggregate of 492,541 shares of the Company’s common stock at reduced exercise prices ranging from $0.88 per share to $1.25 per share.  As a result of these warrant exercises, the Company received cash payments of $60,200 in connection with the exercise of warrants to purchase 68,417 shares and, in lieu of cash payments for the remainder of the warrants to purchase 424,124 shares, CHC and CRL agreed to the satisfaction of outstanding indebtedness to CRL in the amount of $245,300 and pre-payment for future services in the amount of $226,400.

The Company determined that the increase in the fair value of the warrants exercised as a result of the Discounted Warrant Exercise Program was $618,400, of which $287,300 is a component of the loss on debt extinguishment related to the conversion of the Platinum Note, as described in Note 8, Convertible Promissory Notes and Other Notes Payable, $101,200 is attributable to the modifications of the CHC  and CHC Affiliates warrants and reflected in research and development expense, and $229,800 is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations.  The warrants subject to the exercise price modifications were valued at the inception of the Discounted Warrant Exercise Program using the Black-Scholes Option Pricing Model and using the following assumptions:

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

Other Warrant Modifications

In December 2011, the Company entered into a consulting agreement with a strategic consultant for general and capital markets advisory services.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 384,184 shares of its common stock.  The Company determined that the increase in the fair value of the modified warrants was $397,500, which is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$2.99	$2.99
Exercise price per share	$2.25 - $3.00	$1.125 - $1.50
Risk-free interest rate	0.02% - 0.29%	0.29%
Expected term (years)	0.53 – 2.39	2.39
Volatility	69.4% – 81.0%	81.0%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.00	$2.03

In December 2011, the Company also entered into a consulting agreement with an individual for strategic consulting services to be performed as requested by the Company’s Chief Executive Officer.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 23,138 shares of its common stock and will pay the consultant $1,000 per month for the period June 2012 through December 2012.  The Company determined that the increase in the fair value of the modified warrants was $13,100, which is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$3.05	$3.05
Exercise price per share	$1.75 - $2.50	$0.88 - $1.25
Risk-free interest rate	0.25% - 0.29%	0.29%
Expected term (years)	2.00 – 2.36	2.36
Volatility	74.8 – 78.3%	78.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.69	$2.25

Common Stock and Warrant Grants

On April 29, 2011, VistaGen  issued 157,143 shares of its common stock at a per share price of $1.75 as a prepayment for CRO services to be performed by Cato Research Ltd., a related party, during 2011.  The prepayment of $275,000 was recognized in research and development expense in the Consolidated Statement of Operations as the services were performed by Cato Research, Ltd. during the fiscal year ended March 31, 2012.

In December 2010, VistaGen agreed to issue 700,000 shares of its common stock, valued at $1.50 per share, related to its execution of the second amendment to its Sponsored Research Collaboration Agreement (“SRCA”) with UHN as described in Note 12, Licensing and Collaborative Agreements, and recorded $1,050,000 of research and development expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2011.  Such shares were issued in May 2011. In April 2011, VistaGen agreed to issue to UHN an additional 100,000 shares of its common stock valued at $1.75 per share in conjunction with its execution of the third amendment to the SRCA, as also described in Note 12, and recorded $175,000 of research and development expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.  Such shares were issued in May 2011.

On May 10, 2011, VistaGen issued 75,000 shares of common stock, valued at $1.75 per share, to a strategic consultant for services rendered and recorded $131,250 in general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.

In January 2012, the Company issued an aggregate of 50,000 shares of its common stock, valued at $3.15 per share, and three-year warrants to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $3.00 per share to two service providers as compensation for services.  The Company recorded $157,500 in general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012 related to the stock grants.  The Company valued the warrants at a fair value of $1.73 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $3.15; risk-free interest rate – 0.40%; volatility – 84.6%; contractual term – 3.00 years; dividend rate – 0%, and recorded $86,700 in general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012 related to the warrant grants.

In February 2012, the Company granted four-year warrants to non-employee members of its Board of Directors and Scientific Advisory Board and to certain strategic consultants to purchase an aggregate of 280,000 shares of its common stock at an exercise price of $3.00 per share.  The Company valued the warrants at a fair value of $1.71 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.75; risk-free interest rate – 0.63%; volatility – 90.0%; contractual term – 4.00 years; dividend rate – 0%, and recorded $179,200 in research and development expense and $298,600 in general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.

In March 2012, the Company granted three-year warrants to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $3.00 per share to investors who had exercised warrants generating more than $100,000 in cash proceeds to the Company during the Discounted Warrant Exercise Program.  The Company valued the warrants at a fair value of $1.38 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.79; risk-free interest rate – 0.54%; volatility – 79.5%; contractual term – 3.00 years; dividend rate – 0%, and recorded $138,100 in interest expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.

During March 2012, the Company issued 50,000 shares of its common stock, valued at $2.79 per share, to a strategic consultant for services rendered and recorded $139,500 in general and administrative expense in expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.  The Company also issued 55,555 shares of its common stock, valued at $2.79 per share, to University Health Network, a related party, in connection with the execution of License Agreement No. 2, and recorded $155,000 in research and development expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.  The Company also issued 8,000 shares of its common stock, valued at $2.80 per share, in connection with the extension of the term of a promissory note, and recorded $22,400 in interest expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012.

Warrants Outstanding

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2012 and 2011.  The weighted average exercise price of outstanding warrants at March 31, 2012 and 2011 was $2.16 and $2.06 per share, respectively.

		Shares Subject to Purchase
Exercise	Expiration	March 31,
Price	Date	2012	2011

$0.88	5/17/2012 to 5/11/2014	314,328	298,900
$1.00	11/4/2014	1,500	-
$1.125	12/28/2012	97,679	-
$1.25	5/11/2014 to 12/31/2014	120,280	-
$1.50	12/31/2012	375,000	795,000
$1.75	12/31/2013	643,184	-
$2.00	8/3/2013 to 12/31/2014	609,000	403,000
$2.10	3/21/2013	-	2,916
$2.25	6/28/2012	-	122,400
$2.50	5/11/2014	617,394	-
$2.625	12/31/2013	588,200	-
$2.75	2/28/2017	272,724	-
$3.00	1/4/2015 to 2/13/2016	430,000	575,000
$6.00	6/28/2012 to 12/31/2013	57,300	68,382

		4,126,589	2,265,598

VistaGen and Excaliber Common Stock Summary

The following table provides a summary of the number of issued and outstanding shares of the Company’s common stock from March 31, 2011 through March 31, 2012, reflecting the impact of the Merger, the exercise of modified warrants and other transactions described in the notes to these Consolidated Financial Statements.

	Excaliber Enterprises, Ltd.	VistaGen Therapeutics, Inc.

Common stock outstanding at March 31, 2011	5,848,707	3,672,110

Shares repurchased from Excaliber shareholders	(5,064,207)	-

Shares issued in 2011 Private Placement	-	2,216,106
Shares issued upon conversion of convertible
promissory notes	-	3,528,290
Shares issued upon conversion of all series of VistaGen
preferred stock	-	2,884,655
Shares issued to UHN under the SRCA		800,000
Shares issued for services	-	571,743

Common stock outstanding at Merger	784,500	13,672,904

One-half share of Excaliber common stock issued for each share
of VistaGen common stock in the Merger	6,836,452	(13,672,904)

Common stock outstanding post-Merger	7,620,952	-

Two-for-one post-Merger forward stock split	7,620,952

Shares issued upon exercise of modified warrants, including
1,599,858 shares subject to Note and Warrant Exchange
Agreement with Platinum	3,121,259
Shares issued in Fall 2011 Follow-on Offering	63,570
Shares issued upon exercise of stock options	113,979
Shares issued for services following the Merger	155,555
Shares issued in connection with note term extension	8,000

Common stock issued at March 31, 2012	18,704,267

Less treasury stock:
Shares exchanged for Series A Preferred under the terms of the:
Common Stock Exchange Agreement with Platinum	(484,000)
Note and Warrant Exchange Agreement with Platinum	(1,599,858)
Treasury stock held at March 31, 2012	(2,083,858)

Common stock outstanding at March 31, 2012	16,620,409

Reserved Shares

At March 31, 2012, the Company has reserved shares of its common stock for future issuance as follows:

Series A Preferred Stock:
Shares currently outstanding	4,370,550
Shares authorized but not issued	629,450
5,000,000
Stock incentive plans:
Subject to outstanding options under the 2008 and 1999 Stock Incentive Plans	4,805,771
Available for future grants	433,700
5,239,471
Outstanding warrants to purchase common stock	4,126,589
February 2012 12% convertible promissory notes and accrued interest (1)	337,893

Total	14,703,953

(1) assumes mandatory conversion in connection with a qualified financing at $2.00 per share, plus 7% warrants to placement agent

10.  Research and Development Expenses

The Company recorded research and development expenses of approximately $5.4 million and $3.7 million in the fiscal years ended March 31, 2012 and 2011, respectively. Research and development expense is composed primarily of employee compensation expenses, including stock –based compensation,  and direct project expenses, including costs incurred by third-party research collaborators, some of which may be reimbursed under the terms of grant or collaboration agreements.

11.  Income Taxes

The provision for income taxes for the periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	Fiscal Years Ended March 31,
	2012	2011

Computed expected tax benefit	(34.0)%	(34.0)%
Losses not benefitted	34.0%	34.0%
Other	0.1%	0.1%

Income tax expense	0.1%	0.1%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (thousands):

	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryovers	$16,191	$13,197
Basis differences in fixed assets	13	19
Accruals and reserves	9	6

Total deferred tax assets	16,213	13,222

Valuation allowance	(16,213)	(13,222)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,991,000 and $2,675,000 during the fiscal years ended March 31, 2012 and 2011, respectively. When realized, deferred tax assets related to employee stock options will be credited to additional paid-in capital.

As of March 31, 2012, the Company had U.S. federal net operating loss carryforwards of $41.2 million, which will expire in fiscal years 2019 through 2032.  As of March 31, 2012, the Company had state net operating loss carryforwards of $37.3 million, which will expire in fiscal years 2013 through 2032.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. The Company has not performed a change in ownership analysis since its inception in 1998 and accordingly some or all of its net operating loss carryforwards may not be available to offset future taxable income, if any. Even if the loss carryforwards are available they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after March 31, 2012, that could result in the expiration of the loss carryforwards before they are utilized.

The Company files income tax returns in the U.S. federal and Canadian jurisdictions and California and Maryland state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 1999 through 2012 due to net operating losses that are being carried forward for tax purposes.

The Company does not have any uncertain tax positions or unrecognized tax benefits at March 31, 2012 and 2011. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

12.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and University Health Network ("UHN") entered a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. Under the SRCA the Company is sponsoring stem cell research by its co-founder, Dr. Gordon Keller, Director of the UHN’s McEwen Centre, focused on developing improved methods for differentiation of cardiomyocytes (heart cells) from pluripotent stem cells, and their uses as biological systems for drug discovery and drug rescue, as well as cell therapy. Pursuant to our SRCA with UHN, we have the right to acquire exclusive worldwide rights to any inventions arising from these studies under pre-negotiated terms. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company is obligated to make monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.

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

In March 2012, the Company and UHN entered into License Agreement No. 2 under the terms of which UHN granted the Company exclusive rights to the use of technology included in a new U.S. patent application to develop hematopoietic precursor stem cells from human pluripotent stem cells.  Hematopoietic precursor stem cells give rise to all red and white blood cells and platelets in the body. The Company plans to use the UHN invention to improve the cell culture methods utilized to efficiently produce hematopoietic stem cell populations. In consideration for the grant of the license, the Company issued to UHN 55,555 shares of its common stock, valued at $155,000 in March 2012 and is obligated to make a cash payment of $25,000 in July 2012.  Under the terms of License Agreement No. 2, the Company has also agreed to make payments to UHN totaling $3.9 million, if, and when, it achieves certain milestones designated in License Agreement No. 2, and to pay UHN royalties based on the receipt of revenue by the Company attributable to the licensed patents.

U.S. National Institutes of Health

Since the Company’s inception in 1998, the U.S. National Institutes of Health ("NIH") has awarded it a total of $11.3 million in non-dilutive research and development grants, including $2.3 million to support research and development of its Human Clinical Trials in a Test Tube™ platform and, as described below, a total of $8.8 million for nonclinical and Phase 1 clinical development of AV-101 (also referred to in scientific literature as “4-Cl-KYN”).  AV-101, the Company’s lead small molecule drug candidate, is currently in Phase 1b clinical development in the U.S.

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.2 million grant to support preclinical development of AV-101 for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized $1.2 million and $1.4 million of grant revenue related to AV-101 in the fiscal years ended March 31, 2012 and 2011, respectively.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. (“CRL”), a global contract research and development organization, or CRO, and an affiliate of the Company’s largest stockholder.  See Note 14, Related Party Transactions.  CRL has provided the Company with access to essential CRO services supporting its preclinical and planned clinical development programs. The Company recorded research and development expenses of $1,461,300 and $429,200 in the fiscal years ended March 31, 2012 and 2011, respectively, for services provided by CRL.

13.  Stock Option Plans and 401(k) Plan

The Company has the following share-based compensation plans.

2008 Stock Incentive Plan

On December 19, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”). The maximum number of shares of the Company’s common stock that may be granted pursuant to the 2008 Plan is 5,000,000 shares. The maximum number of shares that may be granted under the 2008 Plan is subject to adjustments for stock splits, stock dividends or other similar changes in the common stock or capital structure.

1999 Stock Incentive Plan

On December 6, 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The Company initially reserved 900,000 shares for the issuance of awards under the 1999 Plan. The 1999 Plan has terminated under its own terms and, as a result, no awards may currently be granted under the 1999 Plan. However, the options and awards that have already been granted pursuant to the 1999 Plan remain operative.

Scientific Advisory Board 1998 Stock Incentive Plan

The Company’s Board of Directors adopted the Scientific Advisory Board 1998 Stock Incentive Plan (the “SAB Plan”) in July 1998. The Board of Directors authorized 25,000 shares of common stock for awards from the SAB Plan.  No awards have been granted from the SAB Plan since August 2001.  The SAB Plan expired in July 2008 and all of the options granted from the SAB Plan have either been exercised or expired during fiscal 2012.

Description of the 2008 Plan

Under the terms of the 2008 Plan, the Compensation Committee of the Company’s Board of Directors may grant shares, options or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

The Compensation Committee may grant nonstatutory stock options under the 2008 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options under the 2008 Plan may be granted at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of these incentive stock options granted to employees who own stock possessing more than 10% of the voting power of all classes of the Company’s stock may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. The Compensation Committee determines the term and exercise or purchase price of all other awards granted under the 2008 Plan. The Compensation Committee also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Awards under the 2008 Plan may vest upon the passage of time or upon the attainment of certain performance criteria established by the Compensation Committee.

Unless terminated sooner, the 2008 Plan will automatically terminate in 2017. The Board of Directors may at any time amend, suspend or terminate the Company’s 2008 Plan.

The Company recorded $1,113,900 and $1,154,000 of share-based compensation, net of estimated forfeitures, in general and administrative expenses in the consolidated statements of operations for fiscal years ended March 31, 2012 and 2011, respectively. The Company recorded $477,400 and $474,800 of share-based compensation, net of estimated forfeitures, in research and development expenses, in the consolidated statements of operations for the fiscal years ended March 31, 2012 and 2011, respectively. No tax benefit has been recognized related to share-based compensation expense for fiscal years ended March 31, 2012 or 2011, since the Company has incurred cumulative net losses for which a valuation allowance has been established. No stock options were granted during the fiscal year ended March 31, 2011.  The Company used the Black-Scholes option valuation model with the following assumptions to determine share-based compensation expense for the fiscal year ended March 31, 2012:

Expected dividend yield	0%
Exercise price (market price on grant date)	$1.58 to $2.99
Risk-free interest rate	1.19% to 3.39%
Expected term (years)	6.25 to 10.0
Volatility	78.9% to 91.3%

Fair value per share at grant date	$1.08 to $2.48

The expected dividend yield is zero, as the Company has not paid any dividends and does not anticipate paying dividends in the near future. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatilities of peer group public companies’ stock over the expected term of the option. The expected term of options represents the period that the Company’s share-based compensation awards are expected to be outstanding. The Company used the simplified method provided in SEC Staff Accounting Bulletin 107 to estimate the expected term. The Company calculated the forfeiture rate based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeitures for granted and outstanding options that have not vested.

The following table summarizes stock option activity under the Company’s stock option plans:

	Fiscal Years Ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of period	3,949,153	$1.42	3,949,153	$1.42
Options granted	1,020,000	$1.88	-	$-
Options exercised	(113,939)	$0.88	-	$-
Options forfeited	(30,000)	$1.75	-	$-
Options expired	(19,443)	$0.80	-	$-

Options outstanding at end of period	4,805,771	$1.53	3,949,153	$1.42
Options exercisable at end of period	3,740,135	$1.45	2,686,561	$1.38

Weighted average grant-date fair value of
options granted during the period		$1.36		$-

At March 31, 2012 there were 433,700 shares of the Company’s common stock remaining available for grant under the 2008 Plan.  The Company received cash proceeds of $102,200 as a result of options exercised during the year ended March 31, 2012.

Aggregate intrinsic value is the sum of the amounts by which the fair value of the stock exceeded the exercise price (“in-the-money-options”). Based on the quoted market price of the Company’s common stock of $2.74 per share on March 31, 2012, the aggregate intrinsic value of outstanding options at that date was $5,807,700, of which $4,838,700 related to exercisable options.

The following table summarizes information on stock options outstanding and exercisable under the 2008 Plan and the 1999 Plan as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price

$0.72 - $0.95	364,816	3.89	$0.80	364,816	$0.80
$1.13	287,500	5.74	$1.13	241,242	$1.13
$1.50	2,838,800	7.68	$1.50	2,791,924	$1.50
$1.65 - $1.925	1,000,000	7.63	$1.76	158,749	$1.66
$2.10 - $2.99	314,655	7.04	$2.33	183,404	$2.16

	4,805,771	7.22	$1.530	3,740,135	$1.450

As of March 31, 2012, there was approximately $1,051,100 of unrecognized compensation cost related to non-vested share-based compensation awards, which is expected to be recognized through September 2015.

Stock Grants from 2008 Plan

As discussed in Note 8, Convertible Promissory Notes and Other Notes Payable, in April and May 2011, the Company issued an aggregate of 139,600 shares of its common stock from the 2008 Plan to Desjardins and McCarthy as partial compensation for services performed by the two entities.  At the date of issuance, the shares were valued at $1.75 per share and the Company recorded $244,300 in general and administrative expense in connection with the issuances.

401(k) Plan

The Company maintains a retirement and deferred savings plan for its employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The retirement and deferred savings plan provides that each participant may contribute a portion of his or her pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits the Company to make discretionary contributions, subject to established limits and a vesting schedule. To date, the Company has not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating employees.

14.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is currently one of the Company’s largest institutional stockholders, holding common stock and warrants to purchase common stock. Prior to the May 11, 2011 conversion of the 2006/2007 Notes and the August 2010 Short-Term Notes, and the conversion of  preferred stock into shares of common stock, CBV held 2006/2007 Notes, August 2010 Short-Terms Notes, and a majority of the Company's Series B-1 Preferred Stock.  Shawn Singh, the Company’s Chief Executive Officer and member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 8, Convertible Promissory Notes and Other Notes Payable, in April 2011, CBV loaned the Company $352,273 under a promissory note.  During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, under which the Company incurred expenses of $1,461,300 and $429,200 for the fiscal years ended March 31, 2012 and 2011, respectively, a substantial portion of which were reimbursed under the NIH grant.  Total interest expense on notes payable and the line of credit to CBV was $93,100 and $92,600 for the fiscal years ended March 31, 2012 and 2011, respectively, with the majority of amounts reported for periods prior to May 2011 having been converted to equity. On April 29, 2011, the Company issued 157,143 shares of common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.  As described in Note 9, Capital Stock, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with CHC, CRL and the CHC affiliates under which CHC and the CHC Affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 shares of the Company’s common stock and the Company received $60,200 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services to be received from CRL, which services had been fully received by March 31, 2012.

Prior to his April 2003 appointment as one of the Company’s officers (on a part-time basis) and as a director, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,400. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $36,000 (see Note 8, Convertible Promissory Notes and Other Notes Payable). Upon the approval by the Board of Directors, in December 2006, the Company accepted a full-recourse promissory note in the amount of $103,400 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of the Company’s common stock. The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  On May 11, 2011, in connection with the Merger, the $128,200 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation. In accordance with his employment agreement, Mr. Singh is also entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012, the Company had accrued $101,900 as an estimate of the gross-up amount, but had not paid it to Mr. Singh.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,400 from Franklin Rice, its former Chief Financial Officer and a former director of the Company in exchange for his exercise of options to purchase 52,681 shares of the Company’s common stock.  The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the Exchange Act.  On May 11, 2011, in connection with the Merger, the $57,000 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.  In accordance with his employment agreement, Mr. Rice is entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012, the Company had accrued $33,900 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.

The Company previously engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of the Company’s common stock, of which he has exercised warrants to purchase 18,568 shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,000.  On May 11, 2011, the $14,400 balance of the note and related accrued interest plus a note cancellation premium of $5,100 was converted to 11,142 shares of the Company’s common stock and a three-year warrant to purchase 2,784 shares of common stock at an exercise price of $2.50 per share.  In lieu of payment from the Company, in December 2011, Mr. Saxe exercised the warrant as a part of the Discounted Warrant Exercise Program at an exercise price of $1.25 per share in satisfaction of amounts owed to him in conjunction with his service as a member of the Board of Directors.

15.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the Company’s consolidated financial position, results of operations or its cash flows.

The Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of the Company’s directors or executive officers to the fullest extent permitted by California law. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  The Company has a director and officer insurance policy which limits the Company's exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2012 or 2011.

In the normal course of business, the Company provides indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others.  Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of the Company's product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to the Company's product candidates.  The terms of these indemnification agreements are generally perpetual.  The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company maintains liability insurance coverage that limits its exposure.  The Company believes the fair value of these indemnification agreements is minimal.  Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2012 or 2011.

Leases

As of March 31, 2012 and 2011, the following assets are under capital lease obligations and included in property and equipment:

	March 31,
	2012	2011

Leased laboratory and computer equipment	$139,700	$120,700
Accumulated amortization	(119,200)	(92,000)

	$20,500	$28,700

Amortization expense for assets recorded under capital leases is included in depreciation expense.  Future minimum payments, by year and in the aggregate, required under capital leases are as follows:

Fiscal Years Ending March 31,	Equipment Capital Leases

2013	$12,100
2014	7,500
2015	3,100
2016	-
2017	-
Future minimum lease payments	22,700

Less imputed interest included in minimum lease payments	(2,500)

Present value of minimum lease payments	20,200

Less current portion	(10,500)

Non-current capital lease obligation	$9,700

Future minimum payments under operating leases relate to the Company’s facility lease in South San Francisco, California through June 30, 2013 and total $175,500 and $44,200 for the fiscal years ended March 31, 2013 and 2014, respectively.  Total facility rent expense incurred by the Company for the fiscal years ended March 31, 2012 and 2011 was $166,000 and $151,600, respectively.

Long-Term Debt Repayment

At March 31, 2012, future minimum principal payments related to long-term debt were as follows:

Fiscal Years Ending March 31,	Amount
2013	$750,300
2014	1,319,100
2015	688,900
2016	1,396,900
2017	7,100
Thereafter through October 2023	119,000

$4,281,300

16.  Subsequent Events

The Company has evaluated subsequent events through July 2, 2012 and has identified the following material events and transactions that occurred after March 31, 2012.

In April and June 2012, the Company entered into various contracts for investor relations and public company services pursuant to which it granted three-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.80 per share; three-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share; an aggregate of 400,000 shares of the Company's restricted common stock; and is obligated to make cash payments totaling $112,500 through December 2012.

During May and June 2012, warrant holders exercised warrants to purchase an aggregate of 539,554 shares of the Company’s common stock and the Company received cash proceeds of $257,300.  In addition, certain warrant holders exercised warrants to purchase an aggregate of 25,000 shares of the Company’s common stock in lieu of payment by the Company in satisfaction of amounts due for services in the aggregate amount of $12,500.  In connection with the foregoing exercises, the Company issued three-year warrants to purchase 179,857 shares of the Company’s common stock at an exercise price of $3.00 per share.

On June 29, 2012, the Company and Platinum Long Term Growth Fund VII, LLC (“Platinum”) entered into an Exchange Agreement (the “2012 Exchange Agreement”) pursuant to which the Company has agreed to issue Platinum 62,945 shares of the Company’s Series A Preferred in exchange for 629,450 shares of common stock owned by Platinum, in consideration for Platinum’s agreement to purchase from the Company secured convertible promissory notes in the aggregate principal amount of $500,000 (each a “2012 Platinum Note” and together, the “2012 Platinum Notes”).  The 2012 Platinum Notes were issued on July 2, 2012 in the aggregate principal amount of $500,000.  In the event the Company consummates an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million (“Qualified Financing”), the principal and accrued interest due under the terms of the 2012 Platinum Notes shall automatically convert into such securities issued in connection with the Qualified Financing. Repayment of all amounts due under the terms of the 2012 Platinum Notes are secured by the Company’s assets, including its tangible and intangible personal property, licenses, patent licenses, trademarks and trademark licenses, pursuant to the terms of a Security Agreement.  In connection with the 2012 Exchange Agreement, Platinum has also agreed to invest at least $500,000 in the Qualified Financing, provided that the Company secures binding commitments from other investors in the Qualified Financing aggregating at least $3.0 million within 90 days following the date of the 2012 Exchange Agreement.  In addition, Platinum, at its option, may exchange all or a portion of its Series A Preferred for the securities issued in connection with the Qualified Financing based on the stated value of $15.00 per share of Series A Preferred.

17. Supplemental Financial Information
Quarterly Results of Operations (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2012.  This information represents the activity of VistaGen (the California corporation) for the fiscal year ended March 31, 2011 and for the pre-Merger portion of the first quarter of fiscal 2012 and the consolidated activity of VistaGen (the California corporation) and Excaliber from May 11, 2011 (the date of the Merger) through March 31, 2012. A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one forward stock split described in Note 1, Description of Business, have been retroactively reflected as outstanding for the entire fiscal year ended March 31, 2011 and for the period prior to the Merger in the fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share below.

The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations
(in thousands, except share and per share amounts)

	Three Months Ended				Total
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	Fiscal Year 2012
Revenues:
Grant revenue	$555	$316	$2	$469	$1,342
Total revenues	555	316	2	469	1,342

Operating expenses:
Research and development	1,028	1,227	1,306	1,828	5,389
General and administrative	1,127	894	1,548	1,428	4,997
Total operating expenses	2,155	2,121	2,854	3,256	10,386
Loss from operations	(1,600)	(1,805)	(2,852)	(2,787)	(9,044)

Other expenses, net:
Interest expense, net	(731)	(451)	(455)	(256)	(1,893)
Change in put and note extension option and
warrant liabilities	(78)	-	-	-	(78)
Loss on early extinguishment of debt	-	-	(1,193)	-	(1,193)

Loss before income taxes	(2,409)	(2,256)	(4,500)	(3,043)	(12,208)
Income taxes	(2)	-	-	-	(2)
Net loss	$(2,411)	$(2,256)	$(4,500)	$(3,043)	$(12,210)

Basic and diluted net loss per common share	$(0.22)	$(0.15)	$(0.28)	$(0.18)	$(0.83)
Weighted average shares used in computing
basic and diluted net loss per common share	11,105,854	15,241,904	16,035,861	16,542,717	14,736,651

	Three Months Ended				Total
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	Fiscal Year 2011
Revenues:
Grant revenue	$734	$399	$585	$353	$2,071
Total revenues	734	399	585	353	2,071

Operating expenses:
Research and development	675	692	447	1,864	3,678
General and administrative	520	570	2,665	1,203	4,958
Total operating expenses	1,195	1,262	3,112	3,067	8,636
Loss from operations	(461)	(863)	(2,527)	(2,714)	(6,565)

Other expenses, net:
Interest expense, net	(531)	(711)	(1,009)	(868)	(3,119)
Change in put and note extension option and
warrant liabilities	10	3	144	47	204

Loss before income taxes	(982)	(1,571)	(3,392)	(3,535)	(9,480)
Income taxes	-	(2)	-	-	(2)
Net loss	$(982)	$(1,573)	$(3,392)	$(3,535)	$(9,482)

Basic and diluted net loss per common share	$(0.19)	$(0.30)	$(0.65)	$(0.67)	$(1.81)
Weighted average shares used in computing
basic and diluted net loss per common share	5,241,110	5,241,110	5,241,110	5,241,110	5,241,110

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 13, 2011, in connection with the Merger, we dismissed Weaver & Martin, LLC (“WM”) as Excaliber’s independent registered public accounting firm.  The Company’s Board of directors approved the dismissal of WM.

The reports of WM on the financial statements of Excaliber as of and for the fiscal years ended December 31, 2009 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During Excaliber’s fiscal years ended December 31, 2009 and 2010 and through May 13, 2011, (i) there were no disagreements with WM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to WM satisfaction, would have caused WM to make reference to the subject matter of such disagreements in its reports on Excaliber’s consolidated financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided WM with a copy of the above disclosures prior to its filing with the Securities and Exchange Commission (“SEC”) of the Current Report on Form 8-K describing the Merger on May 16, 2011 and requested WM to furnish the Company with a letter addressed to the SEC stating whether WM agrees with the above statements and, if not, stating the respects in which it does not agree.  A copy of WM’s letter dated May 13, 2011 is attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 16, 2011 and is incorporated herein by reference.

Based on the Board of Directors’ approval, we engaged OUM & Co. LLP (“OUM”) on May 13, 2011, as our independent registered public accounting firm for the fiscal year ending March 31, 2012. During Excaliber’s two most recent fiscal years ended December 31, 2009 and 2010 and through May 13, 2011, neither Excaliber nor anyone on its behalf consulted OUM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Excaliber’s financial statements, and no written report or oral advice was provided to Excaliber that OUM concluded was an important factor considered by Excaliber in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K.

OUM was VistaGen’s auditor prior to the Merger. As such, OUM audited VistaGen’s financial statements as of March 31, 2010 and 2009, and for the four years in the period ended March 31, 2011, and for the period from May 26, 1998 (inception) through March 31, 2011, which are included in the Company's Current Report on Form 8-K filed on May 16, 2011, and as subsequently amended, and provided advice to VistaGen with respect to accounting, auditing, and financial reporting issues related to the Merger.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and acting chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended March 31, 2012 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors Officers and Corporate Governance

Our senior management is composed of individuals with significant management experience.  The following table sets forth specific information regarding our executive officers and directors as of June 1, 2012:

Name	Age	Position
Shawn K. Singh, J.D.	49	Chief Executive Officer and Director
H. Ralph Snodgrass, Ph.D. (3)	62	President, Chief Scientific Officer and Director
Jerrold D. Dotson	58	Chief Financial Officer
A. Franklin Rice, MBA	58	Vice President of Corporate Development and Secretary, former Chief Financial Officer
Jon S. Saxe	75	Director
Gregory A. Bonfiglio, J.D. (3)	60	Director
Brian J. Underdown, PhD. (3)	71	Director

The following is a brief summary of the background of each of our executive officers, and directors, including their principal occupation during the five preceding years. All directors serve until their successors are elected and qualified.

Shawn K. Singh, J.D. became VistaGen’s Chief Executive Officer in August 2009; he joined VistaGen’s Board of Directors in 2000.  Upon completion of the Merger, Mr. Singh became Chief Executive Officer and a director of Excaliber, now renamed VistaGen. Mr. Singh served on VistaGen’s management team on a part-time basis from late-2003, following VistaGen’s acquisition of Artemis Neuroscience, of which he was President, to August 2009. Mr. Singh has over 20 years of experience working with biotechnology, medical device and pharmaceutical companies, both private and public. From February 2001 to August 2009, Mr. Singh served as Managing Principal of Cato BioVentures, a life science venture capital firm, and as Chief Business Officer and General Counsel of Cato Research, a global contract research organization affiliated with Cato BioVentures. Mr. Singh served as President (part-time) of Echo Therapeutics (Nasdaq: ECTE), from September 2007 to June 2009, and as a director of the company through December 2012, and as Chief Executive Officer (part-time) of Hemodynamic Therapeutics from November 2004 to August 2009. From November 2000 to February 2001, Mr. Singh served as Managing Director of Start-Up Law, a management consulting firm serving early-stage biotechnology companies. Mr. Singh served as Chief Business Officer of SciClone Pharmaceuticals (Nasdaq: SCLN) from November 1993 to November 2000 and as a corporate finance associate of Morrison & Foerster LLP, an international law firm, from May 1991 to November 1993. Mr. Singh also currently serves as a member of the Board of Directors of Armour Therapeutics, a privately-held company focused on prostate cancer.  Mr. Singh is a member of the State Bar of California.

The Corporate Governance and Nominating Committee believes that Mr. Singh possesses substantial expertise in senior leadership roles leading biotechnology, biopharmaceutical and medical device companies from product introduction through commercialization, and that such expertise is extremely valuable to the Board of Directors and the Company as we execute our business plan.  In addition, the Board of Directors values the input provided by Mr. Singh given his extensive legal and venture capital experience working with multiple privately- and publicly-held biotechnology, pharmaceutical and medical device companies.

H. Ralph Snodgrass, Ph.D. co-founded VistaGen in 1998 with Dr. Gordon Keller, and served as VistaGen’s Chief Executive Officer until August 2009. Upon completion of the Merger, Dr. Snodgrass became our President and Chief Scientific Officer. Dr. Snodgrass became a director of Excaliber, now renamed VistaGen, shortly following the Merger in June 2011. Prior to joining us, Dr. Snodgrass was a key member of the executive management team which lead Progenitor, Inc., a biotechnology company focused on developmental biology, through its initial public offering, and was its Chief Scientific Officer from June 1994 to May 1998, and its Executive Director from July 1993 to May 1994. He received his Ph.D. in immunology from the University of Pennsylvania, and has more than 15 years of experience in senior biotechnology management and over 10 years research experience as a professor at the Lineberger Comprehensive Cancer Center, University of North Carolina Chapel Hill School of Medicine, and as a member of the Institute for Immunology, Basel, Switzerland. Dr. Snodgrass is a past Board Member of the Emerging Company Section of the Biotechnology Industry Organization (BIO), and past member of the International Society Stem Cell Research Industry Committee. Dr. Snodgrass has published more than 50 scientific papers, is the inventor on more than 17 patents and a number of patent applications, is, or has been, the principal investigator on U.S. federal and private foundation sponsored research grants with budgets totaling more than $14.5 million and is recognized as an expert in stem cell biology with more than 17 years’ experience in the uses of stem cells as biological tools for drug discovery and development.

The Corporate Governance and Nominating Committee believes that Dr. Snodgrass’ expertise in biotechnology focused on developmental biology, including stem cell biology, his extensive senior management experience leading biotechnology companies at all stages of development, as well as his reputation and standing in the fields of biotechnology and stem cell research, allow him to bring to the Company and the Board of Directors a unique understanding of the challenges and opportunities associated with pluripotent stem cell biology, as well as credibility in the markets in which we operate.

Jerrold D. Dotson, CPA serves as VistaGen’s Chief Financial Officer.  Prior to joining VistaGen on a consulting basis in September 2011, Mr. Dotson served as Corporate Controller for Discovery Foods Company, a privately held Asian frozen foods company from January 2009 to September 2011.  From February 2007 through September 2008, Mr. Dotson served as Vice President, Finance and Administration (principal financial and accounting officer) for Calypte Biomedical Corporation (OTCBB: CBMC), a public biotechnology company.  Mr. Dotson served as Calypte’s Corporate Secretary from 2001 through September 2008.  He also served as Calypte’s Director of Finance from January 2000 through July 2005 and was a financial consultant to Calypte from August 2005 through January 2007.  Prior to joining Calypte, from 1988 through 1999, Mr. Dotson worked in various financial management positions, including Chief Financial Officer, for California & Hawaiian Sugar Company, a privately held company.  Mr. Dotson is licensed as a CPA in California and received his BS degree in Business Administration with a concentration in accounting from Abilene Christian College.

A. Franklin Rice, MBA serves as VistaGen’s Vice President of Corporate Development and Secretary and had served as VistaGen’s Chief Financial Officer until September 2011. Since joining VistaGen in 1999, Mr. Rice has previously served as Senior Vice President, Finance and Administration and Vice President, Business Development of VistaGen. Upon completion of the Merger, Mr. Rice became our Chief Financial Officer and Secretary. Mr. Rice has been employed in the biotechnology industry since 1988 during which time he has held positions of increasing responsibility. From 1988 to 1998, Mr. Rice served as Senior Director of Business Development at Genencor International and from 1998 to 1999 as Vice President of Biotechnology and Pharmaceuticals for Bechtel Group where he was responsible for global sales and marketing of consulting services to biotechnology and pharmaceutical companies. Mr. Rice serves on the Board of Directors of PrognosDx Health, Inc.  Mr. Rice earned his B.S.Ch.E. with honors from Clarkson University, an MBA degree with a double major in finance and marketing from University of Rochester’s Simon School of Business and a second Master’s degree in business from Massachusetts Institute of Technology.

Jon S. Saxe, J.D. has served as Chairman of VistaGen’s Board of Directors since 2000. He is also the Chairman of VistaGen’s Audit Committee. Upon completion of the Merger, Mr. Saxe became a director of Excaliber, now re-named VistaGen. He is the retired President and was a director of PDL BioPharma. From 1989 to 1993, he was President, Chief Executive Officer and a director of Synergen, Inc. (acquired by Amgen). Mr. Saxe served as Vice President, Licensing & Corporate Development for Hoffmann-Roche from 1984 through 1989, and Head of Patent Law from 1978 through 1989. Mr. Saxe currently is a director of SciClone Pharmaceuticals, Inc. (Nasdaq: SCLN) and Durect Corporation (Nasdaq: DRRX), and private biotechnology, medical device and pharmaceutical companies.  Mr. Saxe also has served as a director of other biotechnology and pharmaceutical companies, including ID Biomedical (acquired by GlaxoSmithKline), Sciele Pharmaceuticals, Inc. (acquired by Shionogi), Amalyte (acquired by Kemin Industries), Cell Pathways (acquired by OSI Pharmaceuticals), and other companies, both public and private. Mr. Saxe has a B.S.Ch.E. from Carnegie-Mellon University, a J.D. degree from George Washington University and an LL.M. degree from New York University.

The Corporate Governance and Nominating Committee believes that Mr. Saxe’s years of experience as a senior executive with major biopharmaceutical and biotechnology companies, including Protein Design Labs, Inc., Synergen, Inc. and Hoffmann-Roche, Inc. as well as his experience serving as a director of numerous private and public biotechnology and pharmaceutical companies, serving as Chairman, and Chair and member of audit, compensation and governance committees of both private and public companies, provides the Company and the Board of Directors with highly valuable insight and perspective into the biotechnology and pharmaceutical industries, as well as the strategic opportunities and challenges that we face.

Gregory A. Bonfiglio, J.D. joined VistaGen’s Board of Directors in February 2007 and became a director of Excaliber, now re-named VistaGen, shortly following the completion of the Merger, in June 2011.  Mr. Bonfiglio has over 25 years, experience working with technology companies. In January 2006, he founded Proteus, LLC and has acted as the managing partner of such company since then. Proteus is an investment and advisory firm focused solely on regenerative medicine (“RM”). Proteus operates three separate businesses: Proteus Venture Partners, which manages RM funds; Proteus Insights, which provides strategic consulting services to RM companies regarding funding, commercialization, clinical development, market entry, and sector analyses; and Proteus Advisors, which provides fundraising and M&A services to RM companies. Mr. Bonfiglio is a Member of the International Society for Stem Cell Research (ISSCR) and is on its Advisory Board, as well as their Industry and Finance Committees. He is also a Member of the International Society for Cellular Therapy (ISCT) and is on its Commercialization Committee. From 2000 through 2005, Mr. Bonfiglio was a General Partner of Anthem Venture Partners, an early-stage venture fund focused on both biotechnology and information technology. Prior to joining Anthem, he was a Partner with Morrison & Foerster LLP, an international law firm, where he worked extensively with technology companies. Mr. Bonfiglio was an Adjunct Professor of Law at Stanford Law School, from 1996 to 2000. Since 1995, he has been a regular Guest Lecturer at the UC Berkley Haas Business School in the Top Down Law program. Mr. Bonfiglio received his B.A. in Mathematics (magna cum laude) from Michigan State University in 1975, and his J.D. (magna cum laude) from the University of Michigan Law School in 1981.

The Corporate Governance and Nominating Committee believes that Mr. Bonfiglio brings to the Board of Directors and the Company valuable financial and sector analytical experience given his position with Proteus, LLC, and Proteus’ extensive experience working with development stage companies focused on regenerative medicine.  This experience, combined with his venture capital experience, is anticipated to provide substantial value to the Board of Directors as it capitalizes on the opportunities presented by our pluripotent stem cell biology platform.

Brian J. Underdown, Ph.D. joined VistaGen’s Board of Directors in November 2009 and became a director of Excaliber, now re-named VistaGen, shortly following the completion of the Merger, in June 2011.  Since September 1997, Dr. Underdown has served as the Managing Director of Lumira Capital Corp., having started in the venture capital industry in 1997 with MDS Capital Corporation (MDSCC). His investment focus has been on therapeutics in both new and established companies in both Canada and the United States. Prior to joining MDSCC, Dr. Underdown held a number of senior management positions in the biopharmaceutical industry and at universities. Dr. Underdown’s past and current board positions include: ID Biomedical, Trillium Therapeutics, Cytochroma Inc., Argos Therapeutics, Nysa Membrane Technologies, Ception Therapeutics and Transmolecular Therapeutics. He has served on a number of Boards and advisory bodies of government sponsored research organizations including CANVAC, the Canadian National Centre of Excellence in Vaccines, Ontario Genomics Institute, Allergen, the Canadian National Centre of Excellence in Allergy and Asthma. Dr. Underdown obtained his Ph.D. in immunology from McGill University and undertook post-doctoral studies at Washington University School of Medicine.

The Corporate Governance and Nominating Committee believes that Dr. Underdown’s extensive background working in the biotechnology and pharmaceutical industries, as a director of numerous private and public companies, as well as his venture capital experience funding and advising start-up and established companies focused on therapeutics, provides the Company and its Board of Directors with an in-depth understanding of the myriad of issues facing the Company, from funding development to executing its business plan.

Each of our executive officers is elected by, and serves at the discretion of, the Board of Directors. Each of our executive officers devotes his full time to our affairs except Mr. Dotson, who supports us on a consulting basis.

Family Relationships

We are not aware of any family relationships between any of our directors or officers.

Board Composition and Committees

Our Board of Directors is currently composed of five members, Jon S. Saxe, Chairman, Shawn K. Singh, H. Ralph Snodgrass, Gregory A. Bonfiglio and Brian J. Underdown.  All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We currently have standing Audit, Compensation and Corporate Governance and Nominating Committees.

Audit Committee

The Audit Committee was established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements. In meeting this objective, the Audit Committee evaluates the performance of and assesses the qualifications and independence of our independent registered public accounting firm. The Committee also approves the engagement of our independent registered public accounting firm and determines whether to retain or terminate their services or to appoint and engage a new independent registered public accounting firm. The Committee reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services and confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting.  The Committee reviews the financial statements to be included in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q and discusses with management and our independent registered public accounting firm the results of the annual audit. Currently, our three independent directors (as independence is currently defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Mr. Saxe (Chairman), Mr. Bonfiglio, and Dr. Underdown, comprise the Audit Committee. The Audit Committee is governed by a written charter. Our Board of Directors has made a determination that Mr. Saxe is an audit committee financial expert.

Compensation Committee

The Compensation Committee of the Board reviews and recommends to the Board our overall compensation strategy and policies.  The Compensation Committee reviews and recommends to the Board corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and recommends to the Board the compensation and other terms of employment of our Chief Executive Officer and other executive officers; and oversees the administration of our incentive and equity-based compensation plans and other similar programs. Dr. Underdown (Chairman) and Mr. Saxe currently comprise the Compensation Committee: Both members of our Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Compensation Committee is governed by a written charter.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee of the Board is primarily responsible for identifying, and recommending candidates to serve as directors (consistent with criteria approved by the Board), recommending to the Board candidates for election and reelection to the Board, making recommendations to the Board regarding the size and composition of the Board and its committees; assessing the performance of the Board and its committees and overseeing compliance with our corporate governance guidelines.  Dr. Underdown (Chairman), Mr. Saxe and Mr. Bonfiglio currently comprise the Corporate Governance and Nominating Committee.  All current members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee is governed by a written charter.

All potential candidates for director nominees, including candidates recommended by our stockholders, are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Committee considers such factors as it deems appropriate given our current needs and those of our Board, to maintain a balance of expertise, experience and capability. The Corporate Governance and Nominating Committee reviews directors’ overall service during their term, including the number of meetings attended, their level of participation and quality of performance. The Committee also determines whether the nominee would be independent, which determination is based upon applicable Nasdaq or other exchange listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders in the same manner as it considers recommendations from current directors or other sources. Stockholders who wish to recommend individuals for consideration by the Corporate Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Company Secretary at the following address: 384 Oyster Point Boulevard, No. 8, South San Francisco, CA 94080 at least 60 days prior, but no more than 90 days prior, to the anniversary date of the last annual meeting of stockholders. Submissions should include the full name, address and age of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director, and the number of shares of our stock beneficially owned by the proposed nominee.  The nominating stockholder must also provide his or her name and address of record and the number of shares of our stock that he or she owns beneficially or of record.

The Corporate Governance and Nominating Committee has not established specific minimum qualifications for recommended nominees or specific qualities or skills for one or more of our directors to possess, other than as are necessary to meet any requirements under rules and regulations (including any stock exchange rules) applicable to the Company. The Corporate Governance and Nominating Committee uses a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgments of, the members of the Committee and our then current needs for the Board as a whole.  Although it does not have a formal policy regarding the consideration of diversity, the Corporate Governance and Nominating Committee considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees.

The Corporate Governance and Nominating Committee’s process for identification and evaluation of director candidates is generally as follows:

(a) In the event of a vacancy or the establishment of a new directorship on the Board, candidate(s) for director nominee(s) shall be presented to the full Board for consideration and approval upon the recommendation of no less than a majority of the independent members of the Board (as independence is defined under any stock exchange rules that may be applicable to the Company at such time).

(b) We believe that the continuing service of qualified incumbents promotes stability and continuity in the boardroom, contributing to the Board's ability to work as a collective body, while giving us the benefit of the familiarity and insight into our affairs that our directors have accumulated during their tenure. Accordingly, the process for identifying nominees reflects our practice of re-nominating incumbent directors who continue to satisfy the criteria for membership on the Board, whom the independent members of the Board believe continue to make important contributions to the Board and who consent to continue their service on the Board. Consistent with this policy, in considering candidates for election at annual meetings of stockholders, the independent members of the Board will first determine the incumbent directors whose terms expire at the upcoming meeting and who wish to continue their service on the Board.

(c) The independent members of the Board will evaluate the qualifications and performance of the incumbent directors that desire to continue their service. In particular, as to each such incumbent director, the independent members of the Board will (i) consider if the director continues to satisfy the minimum qualifications for director candidates adopted by the independent members of the Board, (ii) review any assessments of the performance of the director during the preceding term made by the Board, and (iii) determine whether there exist any special, countervailing considerations against re-nomination of the director.

(d) If the independent members of the Board determine that an incumbent director consenting to re-nomination continues to be qualified and has satisfactorily performed his or her duties as director during the preceding term, and there exist no reasons, including considerations relating to the composition and functional needs of the Board as a whole, why in the view of the independent members of the Board the incumbent should not be re-nominated, the independent members of the Board will, absent special circumstances, propose the incumbent director for reelection.

(e) The process by the independent members of the Board for identifying and evaluating nominees for director, including nominees recommended by a stockholder, involves (with or without the assistance of a retained search firm):

•	compiling names of potentially eligible candidates;
•	conducting background and reference checks;
•	conducting interviews with candidates and/or others;
•	meeting to consider and approve final candidates; and, as appropriate,
•	preparing and presenting to the full Board an analysis with regard to particular recommended candidates.

During the search process, the independent directors shall endeavor to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and current Board members, shall effectively serve the long-term interests of our stockholders and contribute to our overall corporate goals.

(f) In considering potential new directors, the independent members of the Board will review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are:

•	personal and professional integrity;
•	broad experience in business, finance or administration;
•	familiarity with our industry; and
•	prominence and reputation.

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board of Directors met two times and acted by unanimous written consent 16 times during the fiscal year ended March 31, 2012.  Our Audit Committee met four times and our Compensation Committee acted once by unanimous written consent during the same period.  No director serving during fiscal 2012 attended fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board upon which such director served.

We do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, but directors are encouraged to attend. We did not hold an annual meeting of stockholders during our fiscal year ended March 31, 2012, however two of our five board members attended our October 28, 2011 special meeting of stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and all employees.  The Code of Ethics is available on our website at www.vistagen.com.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Dr. Underdown and Mr. Saxe, each of whom is a non-employee director. Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission.  The Reporting Persons are also required by SEC rules to furnish us with copies of all reports that they file pursuant to Section 16(a).  Except as described below, we believe that during our fiscal year ended March 31, 2012, all of the Reporting Persons complied with all applicable reporting requirements.

On May 11, 2011, concurrent with the Merger, Shawn Singh was appointed Chief Executive Officer and a director of Excaliber, but did not report that he had become subject to Section 16(a) until May 25, 2011.

On May 11, 2011, concurrent with the Merger, H. Ralph Snodgrass was appointed President and Chief Scientific Officer and a director of Excaliber, but did not report that he had become subject to Section 16(a) until May 25, 2011.

On May 11, 2011, concurrent with the Merger, Jon S. Saxe was appointed a director of Excaliber, but did not report that he had become subject to Section 16(a) until May 25, 2011.

On May 11, 2011, concurrent with the Merger, A. Franklin Rice was appointed Chief Financial Officer of Excaliber, but did not report that he had become subject to Section 16(a) until May 25, 2011.

On May 9, 2011, in connection with the Merger, Stephanie Jones, then the President and a Director of Excaliber, disposed of 4,982,103 shares of Excaliber common stock, but did not report the transaction until June 3, 2011.

On May 11, 2011, concurrent with the Merger, Cato Holding Company (“CHC”) and Allen E. Cato, M.D., Ph.D., as majority stockholder and Chief Executive Officer of CHC, acquired beneficial ownership of more than 10% of VistaGen’s common stock, but did not report that CHC and Dr. Cato were subject to Section 16(a) until June 3, 2011.  On December 21, 2011, pursuant to an Agreement Regarding Payment of Invoices and Warrant Exercise (the “Agreement”), CHC acquired 424,124 shares of VistaGen common stock upon the exercise of warrants.  In connection with the Agreement, CHC acquired warrants to purchase an aggregate of 34,940 shares of VistaGen common stock from certain CHC affiliates who sold warrants to CHC, including Allen E. Cato, M.D., who sold and from whom CHC acquired warrants to purchase 6,988 shares.  Warrants acquired by CHC from its affiliates are included in the aggregate number of warrants exercised by CHC.  Additionally, in connection with the Agreement, Dr. Cato acquired 11,363 shares of VistaGen common stock upon the exercise of warrants.  All of the transactions related to the Agreement were effective on December 21, 2011 and reported by CHC and Allen E. Cato, M.D. on January 9, 2012.

On May 11, 2011, concurrent with the Merger, Platinum Long Term Growth VII, LLC acquired beneficial ownership of more than 10% of VistaGen’s common stock, but did not report that it was subject to Section 16(a) until August 1, 2011.

On June 5, 2011, following the resignations of the former directors of Excaliber in connection with the Merger, Brian Underdown, Ph.D., became a director of VistaGen, but did not report that he had become subject to Section 16(a) until July 25, 2011.

On June 5, 2011, following the resignations of the former directors of Excaliber in connection with the Merger, Gregory A. Bonfiglio, J.D., became a director of VistaGen, but did not report that he had become subject to Section 16(a) until July 28, 2011.

Item 11.  Executive Compensation

Our Compensation Objectives

Our compensation practices are designed to attract key employees and to retain, motivate and reward our executive officers for their performance and contribution to our long-term success. Our Board of Directors, through the Compensation Committee, seeks to compensate our executive officers by combining short and long-term cash and equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives, and to align executive officers’ incentives with shareholder value creation. The Compensation Committee seeks to tie individual goals to the area of the executive officer’s primary responsibility. These goals may include the achievement of specific financial or business development goals. The Compensation Committee seeks to set performance goals that reach across all business areas and include achievements in finance/business development and corporate development.

The Compensation Committee makes decisions regarding salaries, annual bonuses and equity incentive compensation for our executive officers, approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and our other executive officers. The Compensation Committee solicits input from our Chief Executive Officer regarding the performance of our other executive officers. Finally, the Compensation Committee also administers our incentive compensation and benefit plans.

Although we have no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, we have established a pay mix for our officers with a relatively equal balance of both, providing a competitive set salary with a significant portion of compensation awarded on both corporate and personal performance.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. An executive officer’s base salary is also determined by reviewing the executive officer’s other compensation to ensure that the executive officer’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually and increased for merit reasons, based on the executive officers’ success in meeting or exceeding individual objectives. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive officer’s role or responsibilities.

Annual Bonus

The Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our corporate-wide goals. The amount of the cash bonus depends on the level of achievement of the individual performance goals, with a target bonus generally set as a percentage of base salary and based on the achievement of pre-determined milestones.

Long-Term Equity Incentives

The Compensation Committee believes that to attract and retain management, key employees and non-management directors the compensation paid to these persons should include, in addition to base salary and the annual cash incentives, equity based compensation that is competitive with peer companies.  The Compensation Committee determines the amount and terms of equity based compensation granted under our stock option plans.

Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the Named Executive Officers (“NEOs”) for all services rendered in all capacities to us for the fiscal years ended March 31, 2012 and March 31, 2011.

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)

Shawn K. Singh, J.D.	2012	292,268	-	108,056	230,104	630,428
Chief Executive Officer	2011	168,274	-	-	-	168,274

H. Ralph Snodgrass, Ph.D.	2012	249,428	-	105,618	100,000	455,046
President, Chief Scientific Officer	2011	141,486	-	-	-	141,486

Jerrold D. Dotson	2012	-	-	108,535	71,293	179,828
Chief Financial Officer	2011	-	-	-	-	-

A. Franklin Rice	2012	185,780	-	108,056	90,796	384,632
Vice President, Corporate Development and Secretary, (former Chief Financial Officer)	2011	131,802	-	-	-	131,802

(1)
Mr. Singh became VistaGen’s Chief Executive Officer on August 20, 2009, converting from part-time to full-time status. In VistaGen’s fiscal years ended March 31, 2012 and 2011, Mr. Singh’s annual base salary pursuant to his January 2010 employment agreement was $347,500. However, to conserve cash for VistaGen’s operations in its fiscal years ended March 31, 2012 and 2011, Mr. Singh voluntarily reduced his fiscal year salary to $292,268 and $168,274, respectively.

Through August 20, 2009, Dr. Snodgrass served as VistaGen’s Chief Executive Officer, at which time he became President and Chief Scientific Officer. In VistaGen’s fiscal years ended March 31, 2012 and 2011, Dr. Snodgrass’ annual base salary pursuant to his January 2010 employment agreement was $305,000. However, to conserve cash for VistaGen’s operations in its fiscal years ended March 31, 2012 and 2011, Dr. Snodgrass voluntarily reduced his fiscal year salary to $249,266 and $141,486, respectively.

Mr. Dotson served as Acting Chief Financial Officer on a part-time contract basis from September 19, 2011 to June 15, 2012. Mr. Dotson was not affiliated with us during the fiscal year ended March 31, 2011.

Mr. Rice served as VistaGen’s Chief Financial Officer through September 5, 2011. In VistaGen’s fiscal year ended March 31, 2011, Mr. Rice’s annual base salary at VistaGen pursuant to his January 2010 employment agreement was $260,000. However, to conserve cash for VistaGen’s operations in its fiscal year ended March 31, 2011, Mr. Rice voluntarily reduced his fiscal year 2011 salary to $131,802.

(2)
The amounts in this column represent the aggregate grant date fair value of stock option awards granted during the fiscal year presented computed in accordance with Financial Accounting Standards Board Codification Topic 718 ("Topic 718”). We used the Black Scholes Option Pricing Model and the following assumptions for determining the grant date fair value of the options granted during the fiscal year ended March 31, 2012:

	Singh, Rice	Snodgrass	Dotson
Market price per share	$1.58	$1.58	$2.58
Exercise price per share	$1.75	$1.925	$2.58
Risk-free interest rate	2.43%	2.43%	1.97%
Expected Term (years)	6.25	6.25	10.0
Volatility	78.9%	78.9%	85.7%
Dividend rate	0.0%	0.0%	0.0%

Grant date fair value per share	$1.08	$1.06	$2.17

The amounts in this column, therefore, do not represent cash payments actually received by Mr. Singh, Dr. Snodgrass, Mr. Dotson or Mr. Rice with respect to stock options awarded during the periods presented. To date, Mr. Singh, Dr. Snodgrass, Mr. Dotson and Mr. Rice have not exercised such stock options, and there can be no assurance that they will ever realize the Topic 718 grant date fair value amounts presented.

(3)
In December 2006, the Company accepted a full-recourse promissory note in the amount of $103,411 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of the Company’s common stock. On May 11, 2011, in connection with the Merger, the $128,168 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's 2010 employment agreement and was treated as additional compensation. In accordance with his employment agreement, Mr. Singh is entitled to an income tax gross-up on the compensation related to the note cancellation. At March 31, 2012, the Company had accrued $101,936 as an estimate of the gross-up amount, but had not paid it to Mr. Singh.

In December 2011, Dr. Snodgrass received a non-cash compensation award of $100,000 enabling his cashless exercise of previously granted options to purchase 113,636 shares of our common stock at an exercise price of $0.88 per share.

Mr. Dotson served as Acting Chief Financial Officer on a part-time contract basis from September 19, 2011 to June 15, 2012. Amounts shown in this column represent cash compensation paid to Mr. Dotson under the terms of the consulting agreement between the Company and Mr. Dotson. Mr. Dotson was not affiliated with us during the fiscal year ended March 31, 2011.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,360 from Mr. Rice in payment of the exercise price for options to purchase 52,681 shares of the Company’s common stock. On May 11, 2011, in connection with the Merger, the $56,979 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and was treated as additional compensation. In accordance with his employment agreement, Mr. Rice is entitled to an income tax gross-up on the compensation related to the note cancellation. At March 31, 2012, the Company had accrued $33,867 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.

None of the NEOs is entitled to perquisites or other personal benefits which, in the aggregate, are worth over $50,000 or over 10% of their base salary.

Benefit Plans

401(k) Plan

We maintain a retirement and deferred savings plan for our officers and employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The retirement and deferred savings plan provides that each participant may contribute a portion of his or her pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits us to make discretionary contributions subject to established limits and a vesting schedule.  To date, we have not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating employees.

Options Granted to NEOs

The following table provides information regarding each unexercised stock option held by each of the NEOs as of March 31, 2012.

	Stock Options
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Shawn K. Singh, J.D.	44,998	15,002	1.13	3/24/2019
	22,500	-	1.13	6/17/2019
	1,000,000	-	1.50	11/4/2019
	425,000	-	1.50	12/30/2019
	20,000	-	2.10	1/17/2018
	20,000	-	2.10	1/17/2018
	20,000	-	0.80	12/21/2016
	40,000	-	0.72	5/17/2017
	-	100,000	1.75	4/25/2021
Total:	1,592,498	115,002

H. Ralph Snodgrass, Ph.D.	37,498	12,502	1.13	3/24/2014
	25,000	-	1.13	6/17/2014
	150,000	-	1.65	11/4/2014
	203,124	46,876	1.50	12/30/2019
	6,382	-	0.88	12/20/2016
	40,000	-	0.792	5/17/2017
	25,000	-	2.31	1/17/2013
	-	100,000	1.75	4/25/2021
Total:	486,984	159,378

Jerrold D. Dotson	6,249	43,751	2.58	9/19/2021

A. Franklin Rice	29,998	10,002	1.13	3/24/2019
	20,000	-	1.13	6/17/2019
	100,000	-	1.50	11/4/2019
	175,000	-	1.50	12/30/2019
	11,000	-	0.95	4/11/2015
	12,500	-	0.88	7/6/2016
	65,000	-	0.80	12/21/2016
	20,000	-	0.72	5/17/2017
	25,000	-	2.10	1/17/2018
	-	100,000	1.75	4/25/2021
Total:	458,498	110,002

Employment Agreements

With the exception of Mr. Dotson, each of our NEOs had entered into employment agreements with us that were effective during the fiscal years ended March 31, 2011 and 2012.

Singh Agreement

Mr. Singh entered into an employment agreement with us, dated as of April 28, 2010 (as amended on May 9, 2011, the “Singh Agreement”). Under the Singh Agreement, Mr. Singh’s base salary is $347,500 per year. However, in our fiscal years ended March 31, 2012 and 2011, Mr. Singh voluntarily reduced his annual base salary to $292,268 and $168,274, respectively, to conserve cash for our operations.   Mr. Singh is eligible to receive an annual incentive bonus of up to 50% of his base salary. Payment of his annual incentive bonus is at the discretion of our Board of Directors. In the event we terminate Mr. Singh’s employment without cause, he is entitled to receive severance in an amount equal to:

•	twelve months of his then-current base salary payable in the form of salary continuation;

•	a pro-rated portion of the incentive bonus that the Board of Directors determines in good faith that Mr. Singh earned prior to his termination; and

•	such amounts required to reimburse him for Consolidated Omnibus Budget Reconciliation Act (“COBRA”) payments for continuation of his medical health benefits for such twelve-month period.

In addition, in the event Mr. Singh terminates his employment with good reason following a change of control, he is entitled to twelve months of his then-current base salary payable in the form of salary continuation.

In addition, the Singh Agreement provides that all our outstanding stock option agreements with Mr. Singh will be amended to provide for:

•	acceleration of vesting of 50% of his then unvested options, if any, pursuant to each such stock option agreement in the event we terminate Mr. Singh’s employment without cause; and

•
full acceleration of vesting of all of his remaining unvested shares, if any, pursuant to each such stock option agreement in the event that we terminate Mr. Singh’s employment without cause within twelve months of a “change of control” (as defined below under “ — Change of Control Provisions”).

Finally, pursuant to the Singh Agreement, the principal and accrued interest owed by Mr. Singh pursuant to that certain full recourse promissory note, dated December 21, 2006, was forgiven and cancelled by VistaGen on May 11, 2011. Within twelve months thereafter, Mr. Singh is entitled to receive a tax gross-up cash bonus in an amount equal to his U.S. and California income tax liability related to the forgiveness and cancellation of his note. At March 31, 2012, we had accrued $101,936 as an estimate of the gross-up amount, but had not paid it to Mr. Singh. See Notes 8 and 14 to our Consolidated Financial Statements which are included in Item 8 of this report.

Snodgrass Agreement

Dr. Snodgrass entered into an employment agreement with us, dated as of April 28, 2010 (as amended on May 9, 2011, the “Snodgrass Agreement”). Under the Snodgrass Agreement, Dr. Snodgrass’s base salary is $305,000 per year.  However, in our fiscal years ended March 31, 2012 and 2011, Dr. Snodgrass voluntarily reduced his annual salary to $249,266 and $141,486, respectively, to conserve cash for our operations. Dr. Snodgrass is eligible to receive an annual incentive bonus of up to 50% of his base salary. Payment of his annual incentive bonus is at the discretion of the Board of Directors. In the event we terminate Dr. Snodgrass’s employment without cause, he is entitled to receive severance in an amount equal to

•	twelve months of his then-current base salary payable in the form of salary continuation;

•	a pro-rated portion of the incentive bonus that the Board of Directors determines in good faith that Dr. Snodgrass earned prior to his termination; and

•	such amounts required to reimburse him for COBRA payments for continuation of his medical health benefits for such twelve-month period.

In addition, in the event Dr. Snodgrass terminates his employment with good reason, he is entitled to twelve months of his then-current base salary payable in the form of salary continuation.

In addition, the Snodgrass Agreement provides that all our outstanding stock option agreements with Dr. Snodgrass will be amended to provide for:

•	acceleration of vesting of 50% of his then unvested options, if any, pursuant to each such stock option agreement in the event we terminate Dr. Snodgrass’s employment without cause; and

•
full acceleration of vesting of all of his remaining unvested shares, if any, pursuant to each such stock option agreement in the event that we terminate Dr. Snodgrass’s employment without cause within twelve months of a “change of control” (as defined below under “— Change of Control Provisions”).

Rice Agreement

Mr. Rice entered into an employment agreement with us, dated as of April 28, 2010 (as amended on May 9, 2011, the “Rice Agreement”). Mr. Rice’s employment agreement was terminated upon his resignation as Chief Financial Officer in September 2011.  Under the Rice Agreement, Mr. Rice’s base salary was $260,000 per year. However, in our fiscal years ended March 31, 2011, Mr. Rice voluntarily reduced his annual salary to $131,802 to conserve cash for our operations.   Mr. Rice was eligible to receive an annual incentive bonus of up to 40% of his base salary. Payment of his annual incentive bonus was at the discretion of the Board of Directors. In the event we terminated Mr. Rice’s employment without cause, he was entitled to receive severance in an amount equal to:

•	twelve months of his then-current base salary payable in the form of salary continuation;

•	a pro-rated portion of the incentive bonus that the Board of Directors determines in good faith that Mr. Rice earned prior to his termination; and

•	such amounts required to reimburse him for COBRA payments for continuation of his medical health benefits for such twelve-month period.

In addition, in the event Mr. Rice terminated his employment with good reason following a change of control, he was entitled to twelve months of his then current base salary payable in the form of salary continuation.

In addition, the Rice Agreement provided that all of our outstanding stock option agreements with Mr. Rice would be amended to provide for:

•	acceleration of vesting of 50% of his then unvested options, if any, pursuant to each such stock option agreement in the event we terminated Mr. Rice’s employment without cause; and

•
full acceleration of vesting of all of his remaining unvested shares, if any, pursuant to each such stock option agreement in the event that we terminated Mr. Rice’s employment without cause within twelve months of a “change of control” (as defined below under “— Change of Control Provisions”).

Finally, pursuant to the Rice Agreement, the principal and accrued interest owed by Mr. Rice pursuant to that certain full recourse promissory note, dated March 12, 2007, was forgiven and cancelled by VistaGen on May 11, 2011. Within twelve months thereafter, Mr. Rice is entitled to receive a tax gross-up cash bonus in an amount equal to his U.S. and California income tax liability related to the forgiveness and cancellation of his note. This provision survived his resignation and the termination of the Rice Agreement.  At March 31, 2012, we had accrued $33,867 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.  See Notes 8 and 14 to our Consolidated Financial Statements which are included in Item 8 of this report.

Change of Control Provisions

Pursuant to each of their respective employment agreements, Dr. Snodgrass is entitled to severance if he terminates his employment at any time for “good reason”, (as defined below) while Mr. Singh is and Mr. Rice was entitled to severance if either of them terminates his employment for good reason only after a change of control. Under their respective agreements, “good reason” means any of the following events if the event is effected by VistaGen without the executive’s consent (subject to VistaGen’s right to cure):

•	a material reduction in the executive’s responsibility; or

•	a material reduction in the executive’s base salary following the Merger except for reductions that are comparable to reductions generally applicable to similarly situated executives of VistaGen.

Furthermore, pursuant to their respective employment agreements and their stock option award agreements as amended, in the event we terminate the executive without cause within twelve months of a change of control, the executive’s remaining unvested shares become fully vested and exercisable. Upon a change of control in which the successor corporation does not assume the executive’s stock options, the stock options granted to the executive under the 1999 Plan become fully vested and exercisable.

Pursuant to their respective employment agreements, a change of control occurs when: (i) any “person” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (other than VistaGen, a subsidiary, an affiliate, or a VistaGen employee benefit plan, including any trustee of such plan acting as trustee) becoming the “beneficial owner” (as defined in Rule 13d-3 under the U.S. Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of VistaGen representing 50% or more of the combined voting power of VistaGen’s then outstanding securities; (ii) a sale of substantially all of VistaGen’s assets; or (iii) any merger or reorganization of VistaGen whether or not another entity is the survivor, pursuant to which the holders of all the shares of capital stock of VistaGen outstanding prior to the transaction hold, as a group, fewer than 50% of the shares of capital stock of VistaGen outstanding after the transaction.

In the event that following termination of employment amounts are payable to an executive pursuant to his employment agreement, the executive’s eligibility for severance is conditioned on executive having first signed a release agreement.

Pursuant to their respective employment agreements, the estimated amount that could be paid by VistaGen assuming that a change of control occurred on the last business day of VistaGen’s current fiscal year, is $347,500 for Mr. Singh and $305,000 for Dr. Snodgrass, excluding the imputed value of accelerated vesting of incentive stock options.

DIRECTOR COMPENSATION

We do not have a formal compensation plan for our non-employee directors and we did not pay our directors during our fiscal years ended March 31, 2010 or 2011.  Although we did not pay our directors during our 2011 fiscal year, on July 1, 2011, the Chairman of our Board of Directors, who is an independent director, was paid $12,500 for serving in such role and has, beginning on October 1, 2011, earned $2,500 quarterly thereafter. On July 1, 2011, our two other independent directors were paid $12,500 each and each has, beginning on October 1, 2011, earned $2,000 quarterly for serving on our Board of Directors. Beginning in July 2011, the Chairman of our Audit Committee and each independent director who serves as a member of our Audit Committee have also received $1,000 quarterly.  In addition, from time to time, our independent directors may receive non-qualified stock option, warrants or other equity-based awards.

The following table sets forth a summary of the compensation we paid to our non-employee directors in our fiscal year ended March 31, 2012.

	Fees Earned or	Option and Warrant	Other
	Paid in Cash	Awards (1)	Compensation	Total
Name	($)	($)	($)	($)

Jon S. Saxe (2)	19,520	153,846	3,480	176,846
Gregory A. Bonfiglio, J.D. (3)	21,500	153,846	-	175,346
Brian J. Underdown, Ph.D. (4)	21,500	153,846	-	175,346

(1)	The amounts in this column represent the aggregate grant date fair value of (a) a non-qualified stock option to purchase 50,000 shares of our common stock granted to each of our independent directors on April 25, 2011 and (b) a warrant to purchase 50,000 shares of our common stock granted to each of our independent directors on February 13, 2012, computed in accordance with Financial Accounting Standards Board Codification Topic 718 ("Topic 718”). The amounts in this column, therefore, do not represent cash payments actually received by Mr. Saxe, Mr. Bonfiglio or Dr. Underdown with respect to stock options and warrants awarded during the fiscal year. To date, Mr. Saxe, Mr. Bonfiglio and Dr. Underdown have not exercised such stock options or warrants, and there can be no assurance that they will ever realize the Topic 718 grant date fair value amounts presented.

(2)	In lieu of a cash payment of $3,480 for his service as a director, in December 2011, Mr. Saxe applied such amount as consideration for the exercise of a previously-issued warrant to purchase 2,784 shares of our common stock under our Discounted Warrant Exercise Program. See Note 9, Capital Stock, to our Consolidated Financial Statements included in Item 8 of this Report. At March 31, 2011, Mr. Saxe owns 37,492 shares of our common stock and options to purchase 267,250 shares of our common stock, of which 215,250 shares are vested. Mr. Saxe also owns an exercisable warrant to purchase 50,000 shares of our common stock.

(3)	At March 31, 2011, Mr. Bonfiglio owns options to purchase 205,000 shares of our common stock, of which 155,000 shares are vested. Mr. Bonfiglio also owns an exercisable warrant to purchase 50,000 shares of our common stock.

(4)	At March 31, 2011, Dr. Underdown owns options to purchase 185,000 shares of our common stock, of which 135,000 shares are vested. Dr. Underdown also owns an exercisable warrant to purchase 50,000 shares of our common stock.

Director Independence

Our securities are not currently listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the Nasdaq National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Jon S. Saxe, Gregory A. Bonfiglio and Brian J. Underdown each qualify as an independent director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of June 15, 2012 by the following individuals or entities: (i) each stockholder known to us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) the Chief Executive Officer, any person serving as Chief Financial Officer during our fiscal year ended March 31, 2012, and the two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as an executive officer as of March 31, 2012 (collectively, the “Named Executive Officers”); (iii) each director; and (iv) current executive officers and directors, as a group.

Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and includes voting and investment power with respect to the shares. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire currently or within 60 days after June 15, 2012 through the exercise of any stock options or other rights, including upon the exercise of warrants to purchase shares of common stock and the conversion of preferred stock into common stock. Such shares are deemed outstanding for computing the percentage ownership of the person holding such options or rights, but are not deemed outstanding for computing the percentage ownership of any other person. As of June 15, 2012, there were 17,159,963 shares of our common stock issued and outstanding.

Unless otherwise indicated in the footnotes below, we believe that the individuals and entities named in the table have sole voting and investment powers with respect to all shares shown as beneficially owned by them.

Name and Address	Number of Shares (1)	Percent of Class

Shawn K. Singh, JD (2)	1,896,973	10.03%
Chief Executive Officer and Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

H. Ralph Snodgrass, Ph.D. (3)	1,707,703	9.67%
President, Chief Scientific Officer and Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Jerrold D. Dotson (4)	17.040	*
Principal Financial and Accounting Officer
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

A Franklin Rice (5)	671,573	3.80%
Vice President of Corporate Development
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Jon S. Saxe (6)	320,366	1.84%
Chairman of the Board of Directors
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Gregory A. Bonfiglio, JD (7)	220,624	1.27%
Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Brian J. Underdown, Ph.D. (8)	200,624	1.16%
Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Cato BioVentures (9)	3,310,836	19.29%
4364 South Alston Avenue
Durham, NC 27713

Platinum Long Term Growth Fund VII (10)	1,558,862	9.08%
152 W 57 St 54th Floor
New York, NY 10019

University Health Network	1,138,055	6.63%
101 College St. Ste. 150
Toronto ON, Canada M5G 1L7

All Officers and Directors as a Group	5,034,903	24.41%
(7 persons) (11)

* Less than one percent (1%)

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the sttockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 17,159,963 shares of common stock outstanding on June 15, 2012.

(2)	Includes options to purchase 1,628,747 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase 116,052 shares of common stock.

(3)	Includes options to purchase 503,235 shares of common stock exercisable within 60 days of June 15, 2012.

(4)	Includes options to purchase 14,541 shares of common stock exercisable within 60 days of June 15, 2012, including options to purchase 6,208 shares of common stock held by Mr. Dotson’s wife.

(5)	Includes options to purchase 493,081 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase 4,446 shares of common stock.

(6)	Includes options to purchase 280,791 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase 50,000 shares of common stock.

(7)	Includes options to purchase 170,624 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase 50,000 shares of common stock.

(8)	Includes options to purchase 150,624 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase 50,000 shares of common stock.

(9)	Based upon information contained in Form 4 filed on January 9, 2012. Dr. Allen E. Cato, Ph.D., M.D. is deemed to have voting and investment authority over the shares held by Cato Holding Company.

(10)
Based upon information contained in Schedule 13G/A filed on January 12, 2012.  The number of shares beneficially owned excludes 4,370,550 shares of common stock that may be acquired by Platinum upon conversion of 437,055 shares of Series A Convertible Preferred Stock.  The Certificate of Designation establishing the Series A Convertible Preferred Stock provides a limitation on conversion such that the number of shares of common stock that may be acquired by the holder upon conversion of the Series A Convertible Preferred Stock is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by the holder does not exceed 9.99% of the total number of issued and outstanding shares of our common stock without providing us with 61 days’ prior notice thereof.

(11)
Includes options to purchase an aggregate of 3,191,015 shares of common stock exercisable within 60 days of June 15, 2012 and currently exercisable warrants to purchase an aggregate of 270,498 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Grants

As of March 31, 2012, options to purchase a total of 4,805,771 shares of common stock are outstanding at a weighted average exercise price of $1.53 per share, of which 3,740,135 options are vested and exercisable at a weighted average exercise price of $1.45 per share and 1,065,636 are unvested and unexercisable at a weighted average exercise price of $1.83 per share. These options were issued under our 2008 Plan, which has been approved by our stockholders, and under our 1999 Plan, which has now expired, but was not approved by our stockholders.  An additional 433,700 shares remain available for future equity grants under our 2008 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,266,300	$1.57	433,700
Equity compensation plans not approved by security holders	539,471	1.23	--
Total	4,805,771	$1.53	433,700

1999 Stock Incentive Plan

VistaGen’s Board of Directors adopted the 1999 Plan on December 6, 1999.  The 1999 Plan has terminated under its own terms, and as a result, no awards may currently be granted under the 1999 Plan. However, the options and awards that have already been granted pursuant to the 1999 Plan remain operative.

The 1999 Plan permitted VistaGen to make grants of incentive stock options, non-qualified stock options and restricted stock awards. VistaGen initially reserved 450,000 shares of its common stock for the issuance of awards under the 1999 Plan, which number was subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that were forfeited or cancelled from awards under the 1999 Plan also were available for future awards.

The 1999 Plan could be administered by either VistaGen’s Board of Directors or a committee designated by VistaGen’s Board of Directors. VistaGen’s Board of Directors designated its Compensation Committee as the committee with full power and authority to select the participants to whom awards were granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 1999 Plan. All directors, executive officers, and certain other key persons (including employees, consultants and advisors) of VistaGen were eligible to participate in the 1999 Plan.

The exercise price of incentive stock options awarded under the 1999 Plan could not be less than the fair market value of the common stock on the date of the option grant and could not be less than 110% of the fair market value of the common stock to persons owning stock representing more than 10% of the voting power of all classes of our stock. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the common stock. It is expected that the term of each option granted under the 1999 Plan will not exceed ten years (or five years, in the case of an incentive stock option granted to a 10% shareholder) from the date of grant. VistaGen’s Compensation Committee determined at what time or times each option may be exercised (provided that in no event may it exceed ten years from the date of grant) and, subject to the provisions of the 1999 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options could be exercised.

Restricted stock could also be granted under our 1999 Plan. Restricted stock awards issued by VistaGen were shares of common stock that vest in accordance with terms and conditions established by VistaGen’s Compensation Committee. VistaGen’s Compensation Committee could impose conditions to vesting it determined to be appropriate. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. VistaGen’s Compensation Committee determined the number of shares of restricted stock granted to any employee. Our 1999 Plan also gave VistaGen’s Compensation Committee discretion to grant stock awards free of any restrictions.

Unless the Compensation Committee provided otherwise, our 1999 Plan did not generally allow for the transfer of incentive stock options and other awards and only the recipient of an award could exercise an award during his or her lifetime. Non-qualified stock options were transferable only to the extent provided in the award agreement, in a manner consistent with the applicable law, and by will and by the laws of descent and distribution. In the event of a change in control of the Company, the outstanding options will automatically vest unless our Board of Directors and the Board of Directors of the surviving or acquiring entity shall make appropriate provisions for the continuation or assumption of any outstanding awards under the 1999 Plan.

As of March 31, 2012, we have options to purchase an aggregate of 539,471 shares of our common stock outstanding under our 1999 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Cato Holding Company dba Cato BioVentures ("CBV"), the parent of CRL, is currently the Company’s largest stockholder, holding common stock and warrants to purchase common stock. Prior to conversion of the 2006/2007 Notes and the August 2010 Short-Term Notes, and the conversion of  preferred stock into shares of common stock on May 11, 2011,  CBV held 2006/2007 Notes, August 2010 Short-Terms Notes, and a majority of the Company's Series B-1 Preferred Stock. Shawn Singh, the Company’s Chief Executive Officer and member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 5, Convertible Promissory Notes and Other Notes Payable, in April 2011, the Company issued to CBV a promissory note in the face amount of $352,273 that bears interest at a rate of 7% per annum.  During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, under which the Company incurred expenses of $1,461,300 and $429,200 for the fiscal years ended March 31, 2012 and 2011, respectively, the majority of which were reimbursed under the NIH grant.  Total interest expense under notes payable to CBV and under the line of credit facility was $93,100 and $92,600 for the years ended March 31, 2012 and 2011, respectively, with the majority of amounts reported for periods prior to May 2011 converted to equity. On April 29, 2011, the Company issued 157,143 shares of common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.  In December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with CHC, CRL and certain CHC affiliates under which CHC and the CHC affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 shares of the Company’s common stock and the Company received $60,207 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services to be received from CRL, all of which services had been received by March 31, 2012.

Prior to his appointment as one of the Company’s officers (on a part-time basis) and directors, in April 2003, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,400. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $36,000 (see Note 8, Convertible Promissory Notes and Other Notes Payable, to the Consolidated Financial Statements in Item 8 of this report). Upon the approval by the Board of Directors, in December 2006, the Company accepted a full-recourse promissory note in the amount of $103,400 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of the Company’s common stock. The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  On May 11, 2011, in connection with the Merger, the $128,200 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation. In accordance with his employment agreement, Mr. Singh is also entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012, the Company had accrued $101,900 as an estimate of the gross-up amount, but had not paid it to Mr. Singh.  Also, on May 11, 2011, the 7% note payable to Mr. Singh including principal and accrued interest totaling $36,000 was paid.

In March 2007, the Company accepted a full recourse promissory note in the amount of $46,360 from Franklin Rice, its former Chief Financial Officer and a former director of the Company in exchange for his exercise of options to purchase 52,681 shares of the Company’s common stock.  The note bears interest at a rate of 4.90% per annum and is due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the Exchange Act.  On May 11, 2011, in connection with the Merger, the $57,000 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.  In accordance with his employment agreement, Mr. Rice is entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012, the Company had accrued $33,900 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.

The Company previously engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of the Company’s common stock, of which he has exercised warrants to purchase for 18,568 shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,000.  On May 11, 2011, the $14,400 balance of the note and related accrued interest plus a note cancellation premium of $5,100 was converted to 11,142 shares of the Company’s common stock and a three-year warrant to purchase 2,784 shares of common stock at an exercise price of $2.50 per share.  In lieu of payment from the Company, in December 2011, Mr. Saxe exercised the warrant as a part of the Discounted Warrant Exercise Program at an exercise price of $1.25 per share in satisfaction for amounts owed to him in conjunction with his service as a member of the Board of Directors.

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

Director Independence

Our securities are not currently listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the Nasdaq National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Jon S. Saxe, Gregory A. Bonfiglio and Brian J. Underdown each qualify as an independent director.

Item 14.  Principal Accounting Fees and Services

Fees and Services
OUM & Co. LLP (“OUM”) served as our independent registered public accounting firm for the fiscal years ended March 31, 2012 and March 31, 2011.  Information provided below includes fees for professional services to VistaGen for the years ended March 31, 2012 and March 31, 2011.

	Fiscal Years Ended March 31,
	2012	2011

Audit fees	$152,500	$127,820
Audit-related fees	-	89,634.00
Tax fees	15,000	22,683
All other fees	-	-

Total fees	$167,500	$240,137

Audit Fees:

Audit fees include fees billed for the annual audit of the Company’s financial statements and quarterly reviews for the fiscal years ended March 31, 2012 and 2011, and for services normally provided by OUM & Co LLP in connection with routine statutory and regulatory filings or engagements.

Audit-Related Fees:

Audit- related fees includes fees billed for assurance and related services that are reasonably related to the performance of the annual audit or reviews of the Company’s financial statements and are not reported under “Audit Fees.”  For the fiscal year ended March 31, 2011, audit-related services relate to the Company’s reverse merger transaction.

Tax Fees:

Tax fees include fees for professional services for tax compliance, tax advice and tax planning for the tax years ended March 31, 2012 and 2011.

All Other Fees:

All other fees includes fees for products and services other than the services described above.  During the fiscal years ended March 31, 2012 or 2011, no such fees were billed by OUM & Co. LLP.

Pre-Approval of Audit and Non-Audit Services

All auditing services and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee.  OUM did not provide any audit-related or other services in fiscal 2012 and 2011. The pre-approval of non-audit services to be provided by OUM includes making a determination that the provision of the services is compatible with maintaining the independence of OUM as an independent registered public accounting firm and would be approved in accordance with SEC rules for maintaining auditor independence. None of the fees outlined above were approved using the “de minimis exception” under SEC rules.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management and Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”), our independent registered public accounting firm, the audited consolidated financial statements in the VistaGen Therapeutics, Inc. Annual Report on Form 10-K for the year ended March 31, 2012. The Audit Committee has also discussed with OUM those matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standard, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T.

OUM also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2012.

Respectfully Submitted by:

MEMBERS OF THE AUDIT COMMITTEE
Jon S. Saxe, Audit Committee Chairman
Gregory A. Bonfiglio
Brian J. Underdown
Dated: June 22, 2012

The information contained above under the caption “Report of the Audit Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements
See Index to Financial Statements under Item 8 on page 51.

(a)(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

 Exhibit Index

Exhibit No.	Description*
2.1 *	Agreement and Plan of Merger by and among Excaliber Enterprises, Ltd., VistaGen Therapeutics, Inc. and Excaliber Merger Subsidiary, Inc.
3. 1 *	Articles of Incorporation in effect as of May 11, 2011.
3.2	Articles of Merger filed with the Nevada Secretary of State on May 24, 2011.
3.3	Certificate of Amendment filed with the Nevada Secretary of State on December 6, 2011.
3.4	Bylaws in effect as of May 11, 2011, incorporated by reference from the document filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 16, 2011.
3.5	Certificate of Designations Series A Preferred, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 22, 2011.
4.1 *
Fourth Amended and Restated Investors’ Rights Agreement, dated August 1, 2005, by and among VistaGen and certain (former) holders of Preferred Stock of VistaGen, as amended by that certain Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated July 10, 2010.

10.1 *	VistaGen’s 1999 Stock Incentive Plan.
10.2 *	Form of Option Agreement under VistaGen’s 1999 Stock Incentive Plan.
10.3 *	VistaGen’s Scientific Advisory Board 1998 Stock Incentive Plan.
10.4 *	Form of Option Agreement under VistaGen’s Scientific Advisory Board 1998 Stock Incentive Plan.
10.5 *	VistaGen’s 2008 Stock Incentive Plan.
10.6 *	Form of Option Agreement under VistaGen’s 2008 Stock Incentive Plan.
10.7 *	Securities Purchase Agreement, dated October 30, 2009, by and between VistaGen and Cato BioVentures.
10.8 *	Securities Purchase Agreement, dated April 27, 2011, by and between VistaGen and Cato BioVentures.
10.9 *	Securities Purchase Agreement, dated November 5, 2009, by and between VistaGen and Platinum Long Term Growth Fund.
10.10 *	Securities Purchase Agreement, dated December 2, 2009, by and between VistaGen and University Health Network.
10.11 *	Securities Purchase Agreement, dated April 25, 2011, by and between VistaGen and University Health Network.
10.12 *	Form of Subscription Agreement, dated May 11, 2011, by and between VistaGen and certain investors.
10.13 *	Indemnification Agreement, dated August 27, 2001, by and between VistaGen and Shawn K. Singh.
10.14 *	Indemnification Agreement, dated August 27, 2001, by and between VistaGen and H. Ralph Snodgrass.
10.15 *	Indemnification Agreement, dated August 27, 2001, by and between VistaGen and A. Franklin Rice.
10.16 *	Indemnification Agreement, dated August 27, 2001, by and between VistaGen and Jon S. Saxe.
10.17 *	Indemnification Agreement, dated February 9, 2007, by and between VistaGen and Gregory Bonfiglio.
10.18 *
Industrial Lease, dated March 5, 2007, by and between Oyster Point LLC and VistaGen, as amended by that certain First Amendment to Lease, dated as of April 24, 2009, and as further amended by that certain Second Amendment to Lease, dated as of October 19, 2010 and that certain Third Amendment to Lease, dated as of April 1, 2011.

10.19 *	Clinical Study Agreement, dated April 15, 2010, by and between VistaGen and Progressive Medical Concepts, LLC.
10.20 *	Strategic Development Services Agreement, dated February 26, 2007, by and between VistaGen and Cato Research Ltd.

10.21 *
License Agreement by and between National Jewish Medical and Research Center and VistaGen, dated July 12, 1999, as amended by that certain Amendment to License Agreement dated January 25, 2001, as amended by that certain Second Amendment to License Agreement dated November 6, 2002, as amended by that certain Third Amendment to License Agreement dated March 1, 2003, and as amended by that certain Fourth Amendment to License Agreement dated April 15, 2010.

10.22 *	License Agreement by and between Mount Sinai School of Medicine of New York University and the Company, dated October 1, 2004.
10.23 *
Non-Exclusive License Agreement, dated December 5, 2008, by and between VistaGen and Wisconsin Alumni Research Foundation, as amended by that certain Wisconsin Materials Addendum, dated February 2, 2009.

10.24 *
Sponsored Research Collaboration Agreement, dated September 18, 2007, between VistaGen and University Health Network, as amended by that certain Amendment No. 1, Amendment No. 2 and Amendment No. 3 dated April 19, 2010, December 15, 2010 and April, 25, 2011, respectively.

10.25 *	Letter Agreement, dated Feb 12, 2010, by and between VistaGen and The Regents of the University of California.
10.26 *	License Agreement, dated October 24, 2001, by and between the University of Maryland, Baltimore, Cornell Research Foundation and Artemis Neuroscience, Inc.
10.27 *	Non-exclusive License Agreement, dated September 1, 2010, by and between VistaGen and TET Systems GmbH & Co. KG.
10.28 *	Amended and Restated Senior Convertible Promissory Bridge Note dated June 19, 2007 issued by VistaGen to Platinum Long Term Growth VII, LLC.
10.29 *
Second Amended and Restated Letter Loan Agreement dated May 16, 2008, by and between VistaGen and Platinum Long Term Growth VII, LLC, as amended by that certain Amendment No. 1 to Second Amended and Restated Letter Loan Agreement dated October 16 2009, as further amended by that certain Amendment to Letter Loan Agreement dated May 5, 2011.

10.30 *	Promissory Note dated April 29, 2011 issued by VistaGen to Cato Holding Company.
10.31 *	Unsecured Promissory Note dated April 28, 2011 issued by VistaGen to Desjardins Securities.
10.32 *	Unsecured Promissory Note dated April 28, 2011 issued by VistaGen to McCarthy Tetrault LLP.
10.33 *	Unsecured Promissory Note dated April 28, 2011 issued by VistaGen to Morrison & Foerster LLP
10.34 *	Promissory Note dated February 25, 2010 issued by VistaGen to The Regents of the University of California.
10.35 *
Note and Warrant Purchase Agreement dated August 4, 2010, by and between VistaGen and certain investors, as amended by that certain Amendment No. 1 to Note and Warrant Purchase Agreement, dated November 10, 2010.

10.36 *
Conversion Agreement, dated April 29, 2011, by and among VistaGen and certain holders of unsecured promissory notes issued pursuant to that certain Note and Warrant Purchase Agreement, dated August 4, 2010, by and between VistaGen and such note holders.

10.37 *	Agreement regarding Conversion of Unsecured Promissory Note, dated April 29, 2011, by and between VistaGen and The Dillon Family Trust.
10.38 *
Senior Note and Warrant Purchase Agreement dated August 13, 2006, by and between VistaGen and certain investors, as amended by that certain Amendment No. 1 to Senior Convertible Bridge Note and Warrant Purchase Agreement dated January 31, 2007, as further amended by that certain Amendment No. 2 to Senior Convertible Bridge Note and Warrant Purchase Agreement dated June 11, 2007, as further amended by that certain Omnibus Amendment dated April 28, 2011

10.39 *
Senior Note and Warrant Purchase Agreement dated May 16, 2008, by and between VistaGen and certain investors, as amended by that certain Amendment No. 1 to Senior Convertible Bridge Note and Warrant Purchase Agreement dated November 2, 2009, as further amended by that certain Omnibus Amendment dated April 28, 2011.

10.40 *	Employment Agreement, by and between, VistaGen and Shawn K. Singh, dated April 28, 2010, as amended May 9, 2011.
10.41 *	Employment Agreement, by and between, VistaGen and H. Ralph Snodgrass, PhD, dated April 28, 2010, as amended May 9, 2011.
10.42 *	Employment Agreement, by and between VistaGen and A. Franklin Rice, dated April 28, 2010, as amended May 9, 2011.
10.43 *
Agreement regarding sale of shares of common stock dated May 9, 2011 by and between Excaliber and Stephanie Y. Jones, whereby Excaliber purchased from Mrs. Jones 4,982,103 shares of Excaliber common stock for $10.

10.44 *
Agreement regarding sale of shares of common stock dated May 9, 2011 by and between Excaliber and Nicole Jones, whereby Excaliber purchased from Nicole Jones 82,104 shares of Excaliber common stock for $10.

10.45 *	Joinder Agreement dated May 11, 2011 by and between Excaliber, Platinum Long Term Growth VII, LLC and VistaGen
10.46
Notice of Award by National Institutes of Health, Small Business Innovation Research Program, to VistaGen Therapeutics, Inc. for project, Clinical Development of 4-CI-KYN to Treat Pain dated June 22, 2009, with revisions dated July 19, 2010 and August 9, 2011, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 20, 2011.

10.47
Notice of Grant Award by California Institute of Regenerative Medicine and VistaGen Therapeutics, Inc.  for Project:  Development of an hES Cell-Based Assay System for Hepatocyte Differentiation Studies and Predictive Toxicology Drug Screening, dated April 1, 2009, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 20, 2011.

10.48
Amendment No. 4, dated October 24, 2011, to Sponsored Research Collaboration Agreement between VistaGen and University Health Network, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on November 30, 2011.

10.49
License Agreement No. 1, dated as of October 24, 2011 between University Health Network and VistaGen Therapeutics, Inc., incorporated by reference from the Company’s Current Report on Form 8-K/A filed on November 30, 2011.

10.50
Strategic Medicinal Chemistry Services Agreement, dated as of December 6, 2011, between Synterys, Inc. and VistaGen Therapeutics, Inc., incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 7, 2011.

10.51
Common Stock Exchange Agreement, dated as of December 22, 2011 between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics, Inc., incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 23, 2011.

10.52
Note and Warrant Exchange Agreement, dated as of December 28, 2011 between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics, Inc., incorporated by reference from the Current Report on Form 8-K/A filed on January 4, 2012.

10.53
Form of Convertible Note and Warrant Purchase Agreement, dated as of February 28, 2012, by and between VistaGen and certain investors, incorporated by reference from the Current Report on Form 8-K/A filed on March 2, 2012.

10.54	Form of Convertible Promissory Note, dated as of February 28, 2012, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on March 2, 2012.
10.55	Form of Warrant to Purchase Common Stock, dated as of February 28, 2012, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on March 2, 2012.
10.56
Form of Registration Rights Agreement, dated as of February 28, 2012, by and between VistaGen and certain investors, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on March 2, 2012.

10.57	License Agreement No. 2, dated as of March 19, 2012 between University Health Network and VistaGen Therapeutics, Inc.
10.58	Exchange Agreement dated as of June 29, 2012 between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics, Inc.
10.59	Secured Convertible Promissory Note, dated as of July 2, 2012.
10.60	Security Agreement, dated as of July 2, 2012.
16.1*	Letter regarding change in certifying accountant.
21.1*	List of Subsidiaries.
24.1	Power of Attorney
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*    Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or  prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 2nd day of July, 2012.

VistaGen Therapeutics, Inc.

By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS , that each person whose signature appears below constitutes and appoints each of Shawn K. Singh, J.D. and Jerrold D. Dotson his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh	Chief Executive Officer, and Director	July 2, 2012
Shawn K. Singh, JD	(Principal Executive Officer)

/s/ Jerrold D. Dotson	Chief Financial Officer	July 2, 2012
Jerrold D. Dotson	(Principal Financial and Accounting Officer)

/s/ H. Ralph Snodgrass	President, Chief Scientific Officer and Director	July 2, 2012
H. Ralph Snodgrass, Ph.D

/s/ Jon S. Saxe	Chairman of the Board of Directors	July 2, 2012
Jon S. Saxe

/s/ Gregory A. Bonfiglio	Director	July 2, 2012
Gregory A. Bonfiglio, JD

/s/ Brian J. Underdown	Director	July 2, 2012
Brian J. Underdown, PhD