Form 10-Q
period 2012-06-30
VistaGen Therapeutics, Inc.
filed 2012-08-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reportireporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2012, 17,028,250 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2012

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in $100’s, except share amounts)

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$31,700	$81,000
Unbilled contract payments receivable	-	106,200
Prepaid expenses	511,200	50,900
Total current assets	542,900	238,100
Property and equipment, net	73,100	74,500
Security deposits and other assets	29,000	29,000
Total assets	$645,000	$341,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,562,800	$1,750,800
Accrued expenses	630,200	657,300
Notes payable and accrued interest	970,600	646,800
Notes payable and accrued interest to related parties	214,700	175,100
Capital lease obligations	7,200	10,500
Deferred revenue	-	13,200
Total current liabilities	4,385,500	3,253,700
Non-current liabilities:
Notes payable, net of discount of $211,200 at June 30, 2012 and $228,900 at March 31, 2012	2,375,000	2,620,000
Notes payable to related parties, net of discount of $21,100 at June 30, 2012 and $24,300 at March 31, 2012	69,500	100,800
Convertible promissory notes, net of discount of $489,500 at June 30, 2012 and $499,300 at March 31, 2012	10,500	700
Accrued interest on convertible promissory notes	20,200	5,300
Accrued officers’ compensation	57,000	57,000
Capital lease obligations	11,800	9,700
Total non-current liabilities	2,544,000	2,793,500
Total liabilities	6,929,500	6,047,200
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2012 and March 31, 2012; 437,055 Series A shares issued and outstanding at June 30, 2012 and March 31, 2012	400	400
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2012 and March 31, 2012; 19,643,821 and 18,704,267 shares issued at June 30, 2012 and March 31, 2012, respectively	19,600	18,700
Additional paid-in capital	53,785,600	52,539,500
Treasury stock, at cost, 2,083,858 shares of common stock held at June 30, 2012 and March 31, 2012	(3,231,700)	(3,231,700)
Notes receivable from sale of common stock	(250,000)	(250,000)
Deficit accumulated during development stage	(56,608,400)	(54,782,500)
Total stockholders’ deficit	(6,284,500)	(5,705,600)
Total liabilities and stockholders’ deficit	$645,000	$341,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in $100’s, except share and per share amounts)

			May 26, 1998
	Three Months Ended		(Inception)
			Through
	June 30,		June 30,
	2012	2011	2012
Revenues:
Grant revenue	$200,400	$554,600	$12,963,100
Collaboration revenue	-	-	2,283,600
Other	-	-	1,123,500
Total revenues	200,400	554,600	16,370,200
Operating expenses:
Research and development	866,300	1,027,900	26,991,200
Acquired in-process research and development	-	-	7,523,200
General and administrative	1,055,300	1,126,600	28,173,700
Total operating expenses	1,921,600	2,154,500	62,688,100
Loss from operations	(1,721,200)	(1,599,900)	(46,317,900)
Other expenses, net:
Interest expense, net	(102,800)	(731,600)	(9,544,300)
Change in put and note extension option and warrant liabilities	-	(78,000)	418,500
Loss on early extinguishment of debt	-	-	(1,193,500)
Other income	-	-	47,500
Loss before income taxes	(1,824,000)	(2,409,500)	(56,589,700)
Income taxes	(1,900)	(1,600)	(18,700)
Net loss	$(1,825,900)	$(2,411,100)	$(56,608,400)

Basic and diluted net loss per common share	$(0.11)	$(0.22)
Weighted average shares used in computing basic and diluted net loss per common share	16,842,655	11,105,854

Comprehensive loss	$(1,825,900)	$(2,411,100)	$(56,608,400)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in $100’s)			Period From
			May 26, 1998
	Three Months Ended		(Inception)
	June 30,		Through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,825,900)	$(2,411,100)	$(56,608,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,900	10,800	749,600
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	20,900	15,600	280,100
Amortization of discounts on Platinum notes	-	384,300	3,548,700
Amortization of discounts on August 2010 short-term notes	-	14,300	572,000
Amortization of discounts on February 2012 12% convertible notes	9,800	-	5,600
Loss on early extinguishment of debt	-	-	1,193,500
Change in put and note term extension option and warrant liabilities	-	77,900	(418,600)
Stock-based compensation	71,000	439,700	4,425,300
Expense related to modification of warrants	436,400	-	1,178,100
Fair value of Series C preferred stock, common stock, and warrants granted for services prior to the Merger	-	131,300	1,056,600
Fair value of common stock granted for services following the Merger	26,200	-	478,200
Fair value of warrants granted for services following the Merger	19,300	-	583,800
Fair value of additional warrants granted pursuant to exercises of modified warrants (May-June 2012) and under Discounted Warrant Exercise Program (2011)	34,800	-	172,900
Fair value of common stock issued for note term modification	-	-	22,400
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	106,200	(106,300)	-
Prepaid expenses and other current assets	(3,700)	(187,500)	(8,200)
Security deposits and other assets	-	-	(29,000)
Accounts payable and accrued expenses	816,100	583,900	17,396,700
Deferred revenues	(13,200)	(39,400)	-
Net cash used in operating activities	(296,200)	(1,086,500)	(17,804,700)

Cash flows from investing activities:
Purchases of equipment, net	-	-	(680,800)
Net cash used in investing activities	-	-	(680,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	-	2,217,200	2,800,000
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants (May-June 2012) and under Discounted Warrant Exercise Program (2011)	257,300	-	1,423,600
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	-	-	3,700,000
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(5,700)	(6,900)	(106,200)
Repayment of notes	(4,700)	(321,100)	(1,337,100)
Net cash provided by financing activities	246,900	1,889,200	18,517,200
Net increase in cash and cash equivalents	(49,300)	802,700	31,700
Cash and cash equivalents at beginning of period	81,000	139,300	-
Cash and cash equivalents at end of period	$31,700	$942,000	$31,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  History and Organization

VistaGen Therapeutics, Inc. (“VistaGen” or the “Company”) is a biotechnology company focused on using proprietary pluripotent stem cell technology for drug rescue and cell therapy. Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants of once-promising small molecule drug candidates that pharmaceutical companies have discontinued during preclinical or early clinical development due to heart or liver toxicity, despite positive efficacy data demonstrating their potential therapeutic and commercial benefits. VistaGen plans to use its pluripotent stem cell technology to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates before they are ever tested in humans.

VistaGen successfully completed its initial Phase I safety study of AV-101 for neuropathic pain in December 2010.  In the first quarter of calendar 2012, VistaGen began a Phase 1b clinical study of AV-101, which it expects to complete during 2012. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects approximately 1.8 million people in the U.S. alone. To date, VistaGen has been awarded over $8.9 million from the U.S. National Institutes of Health (NIH) for development of AV-101.

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

The Merger

VistaGen was incorporated in California on May 26, 1998 (inception date).  Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005. On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen for 6,836,452 shares of Excaliber’s common stock (the “Merger”), and assumed VistaGen’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen became the business of Excaliber. Shortly after the Merger:

•	Each of the prior directors of VistaGen was appointed as a director of Excaliber;
•	The prior directors and officers of Excaliber resigned as officers and directors of Excaliber;
•	VistaGen’s prior officers were appointed as officers of like tenor of Excaliber;
•	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
•	Excaliber’s directors approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares;
•	Excaliber changed its name to “VistaGen Therapeutics, Inc.”;
•	VistaGen’s common stock began trading on the OTC Bulletin Board under the symbol “VSTA” effective on June 21, 2011; and
•	Excaliber adopted VistaGen's fiscal year-end of March 31, with VistaGen as the accounting acquirer.

VistaGen, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one forward stock split noted above, have been retroactively reflected as outstanding for all periods presented in the accompanying Condensed Consolidated Financial Statements.

In October 2011, the Company’s stockholders amended the Company’s Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400 million shares to 200 million shares; (2) authorize the Company to issue up to 10 million shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.  In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred”).  Each share of Series A Preferred is convertible at the option of the holder into ten shares of the Company's common stock.

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

2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2012 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP.  Additionally, certain reclassifications have been made to the Condensed Consolidated Balance Sheet at March 31, 2012 to conform to current year presentation. The operating results for the three months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2013 or for any other interim period or any other future year.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2012 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through June 30, 2012, the Company has a deficit accumulated during its development stage of $56.6 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At June 30, 2012, the Company had $31,700 in cash and cash equivalents. On July 2, 2012, Platinum Long Term Growth Fund VII, LLC (“Platinum”), the Company's largest institutional investor, purchased from the Company a secured 10% convertible promissory note in the principal amount of $500,000 (the “July 2012 Platinum Note”).  (See Note 11, Subsequent Events.) In the event the Company consummates an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million (“Qualified Financing”), the principal and accrued interest due under the terms of the July 2012 Platinum Note shall automatically convert into such securities as are issued in connection with the Qualified Financing. In connection with the Company's June 29, 2012 Exchange Agreement with Platinum (see Note 9, Capital Stock), Platinum has also agreed to invest at least $500,000 in the Qualified Financing, provided that the Company secures binding commitments from other investors in the Qualified Financing aggregating at least $3.0 million prior to September 29, 2012. The Company does not believe that its cash and cash equivalents at June 30, 2012, together with the proceeds of the July 2012 Platinum Note will enable it to fund its operations through the next twelve months. The Company anticipates that its cash expenditures during the next twelve months will be approximately $4 million to $6 million and it plans to meet its cash needs and fund its working capital requirements through a combination of additional private placements of its securities, which may include both debt and equity securities, stem cell  technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.

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

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s small molecule prodrug candidate, and costs related to the application and prosecution of patents related to the Company’s stem cell technology, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

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

The Company recorded share-based compensation costs of $71,000 and $439,700 for the three month periods ended June 30, 2012 and 2011, respectively.  During the three months ended June 30, 2012, the Company granted options to purchase an aggregate of 155,000 shares of its common stock at an exercise price of $0.51 per share (the quoted market price on the grant date) to its employees (excluding senior management) and certain scientific consultants.  During the three months ended June 30, 2011, the Company granted options to purchase an aggregate of 800,000 shares of its common stock at an exercise price of $1.75 per share to certain of its employees and scientific consultants.  At June 30, 2012, there were options outstanding to purchase 4,920,771 shares of the Company’s common stock at a weighted average exercise price of $1.51 per share.

Comprehensive Loss

The Company has no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to net loss for the periods presented.

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

Potentially dilutive securities excluded from diluted net loss per common share are as follows:

	June 30,
	2012	2011

All series of preferred stock issued and outstanding	4,370,550	-
Outstanding options under the 2008 and 1999 Stock Incentive Plan and 1998 Scientific Advisory Board Plan	4,920,771	4,719,153
Outstanding warrants to purchase common stock	3,604,392	6,540,314
February 2012 12% convertible promissory notes and accrued interest (1)	347,897	-

Total	13,243,610	11,259,467
____________
(1) assumes mandatory conversion in connection with a qualified financing at $2.00 per share, plus fee warrants to placement agent

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this ASU effective April 1, 2012 did not have any impact on its results of operations or financial position; however it required modifying the format of the former “Condensed Consolidated Statements of Operations” to include total comprehensive loss and changing the title of the statements to “Condensed Consolidated Statements of Operations and Comprehensive Loss.”

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company’s adoption of ASU No. 2011-04 effective April 1, 2012 did not have a material impact on its consolidated results of operations or financial condition.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. No assets or liabilities were carried at fair value at June 30, 2012 or March 31, 2012.

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4.0 million (the “Original Platinum Notes”) to Platinum Long Term Growth VII, LLC (“Platinum”).  On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “Platinum Note”) with a principal balance of $4.0 million (“May 2011 Amendment”).  In conjunction with the issuance of the Original Platinum Notes, the Company determined that i) the cash payment option or put option, which provided the lender with the right to require the Company to repay part of the debt at a 25% premium, and ii) the note term extension option, which provided the lender with the right to extend the maturity date by one year, were embedded derivatives that should be bifurcated and accounted for separately as liabilities.  In conjunction with the issuance of the Original Platinum Notes, the Company also issued warrants to purchase 560,000 shares of its common stock. These warrants included certain exercise price adjustment features and, as a result, the Company determined that the warrants were liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the i) put option and note term extension option using an internal valuation model with Level 3 inputs and ii) the warrant liability using a lattice model with Level 3 inputs. Inputs used to determine fair value include estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities prior to the May 2011 Amendment were recognized as a non-cash charge or income in other income (expense) in the consolidated statements of operations.

As a result of the May 2011 Amendment, the Original Platinum Notes were amended and restated on May 5, 2011, eliminating the cash payment option.  Further, concurrent with the Merger transaction described in Note 1 above, the warrants were determined not to be liabilities, since the exercise price adjustment feature ended upon the Company becoming a public company as a result of the Merger.  The increase in fair value of the warrant liability of $7,000 and the increase in the put option and note term extension option liabilities of $71,000 were recognized in other expense, net in the statement of operations for the quarter ended June 30, 2011.  The remaining put option and note term extension option liabilities, in the amount of $161,700, were reclassified to note discount in connection with the May 2011 Amendment.  The aggregated fair value of the warrants at May 11, 2011, $424,100, was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the Platinum Note and warrants issued to Platinum were cancelled in exchange for shares of the Company’s Series A preferred stock.

5.  Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	March 31,
	2012	2012

Investor relations and awareness services paid by issuance of common stock or warrants	$399,400	$19,700
Insurance	93,200	19,000
Legal fees	9,900	6,100
Investment banker fees	5,000	-
All other	3,700	6,100

	$511,200	$50,900

6.  Accrued Expenses

Accrued expenses consist of the following:

	June 30,	March 31,
	2012	2012

Accrued professional services	$109,500	$107,400
Accrued research and development expenses	150,400	237,500
Accrued vacation pay and other compensation	247,500	229,900
Accrued placement agent fees	50,000	50,000
Accrued registration rights payments	5,500	-
All other	67,300	32,500

	$630,200	$657,300

7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the activity for the Company’s unsecured convertible promissory notes and other notes payable for the three months ended June 30, 2012:

	Principal Balance 3/31/2012				Foreign Currency Adjustments/ Other Reclass-ifications	Principal Balance 6/30/2012	Accrued Interest 6/30/2012

		Additions	Payments	Amort- ization
Convertible Promissory Notes:
February 2012 12% convertible promissory notes	$500,000	$-	$-	$-	$-	$500,000	$20,200
Note discount	(499,300)	-	-	9,800	-	(489,500)
12% convertible notes, net	$700	$-	$-	$9,800	$-	$10,500
Notes Payable:
To Related parties:
7 % Note payable to Cato Holding Co.	293,300					293,300	$12,000
Note discount	(24,300)	-	-	3,200	-	(21,100)
Total notes payable to related parties	$269,000	$-	$-	$3,200	$-	$272,200
less: current portion	(168,200)	-	-	-	(34,500)	(202,700)
non-current portion and discount	$100,800	$-	$-	$3,200	$(34,500)	$69,500
Accrued officer’s compensation
Non-interest bearing notes payable to Officer for deferred salary	$57,000	$-	$-	$-	$-	$57,000	$-

To Unrelated parties
7.0% Notes payable - all current	$63,800	$-	$-	$-	$-	$63,800	$1,500
7.5% Notes payable to vendors for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$93,400	$-	$(1,600)	$-	$-	$91,800	$500
Desjardins	224,300	-	-	-	(18,400)	205,900	6,800
McCarthy Tetrault	459,400	-	-	-	(35,500)	423,900	13,100
Morrison Foerster	2,420,100	-	-	-	-	2,420,100	83,200
note discount	(228,900)	-	-	17,700	-	(211,200)	-
	2,968,300	-	(1,600)	17,700	(53,900)	2,930,500	$103,600
less: current portion	(367,700)	-	1,600	-	(206,300)	(572,400)
non-current portion and discount	$2,600,600	$-	$-	$17,700	$(260,200)	$2,358,100
5.8% and 8% Notes payable to insurance premium financing company	$4,600	$77,200	$(16,800)	$-	$-	$65,000	$-
10% Notes payable to vendors for accounts payable converted to notes payable	$165,400	$-	$(3,100)	$-	$-	$162,300	$19,200
less: current portion	(146,000)	-	3,100	-	(2,500)	(145,400)
non-current portion	$19,400	$-	$-	$-	$(2,500)	$16,900

February 2012 12% Convertible Notes

On February 28, 2012, the Company completed a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes").  Each Note accrues interest at the rate of 12% per annum and  matures on the earlier of (i) twenty-four months from the date of issuance, or (ii) the consummation of an equity, equity-based, or series of equity-based financings resulting in gross proceeds to the Company of at least $4.0 million (the “Qualified Financing Threshold”). The holder of each Note may voluntarily convert the outstanding principal amount of the Notes and all accrued and unpaid interest (the “Outstanding Balance”) at any time prior to maturity into that number of shares of the Company’s common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares"). In addition, in the event the Company consummates a financing equal to or exceeding the Qualified Financing Threshold, and the price per unit of the securities sold, or price per share of common stock issuable in connection with such financing, is at least $2.00 (a “Qualified Financing”), the Outstanding Balance will automatically convert into such securities, including warrants, that are issued in the Qualified Financing, the amount of which shall be determined according to the following formula: (Outstanding Balance at the closing date of the Qualified Financing) x (1.25) / (the per security price of the securities sold in the Qualified Financing).  The purchaser of each Note was issued a warrant to purchase, for $2.75 per share, the number of shares of the Company’s common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 shares of the Company’s common stock upon exercise of the warrants (the “Warrant Shares”).

The Company entered into a Registration Rights Agreement with the purchasers of the February 2012 Notes pursuant to which the Company agreed to register for resale the Conversion Shares and the Warrant Shares. The Company agreed to file a registration statement no later than ninety days from the February 28, 2012 closing date, or by May 28, 2012 (the “Filing Deadline”). If  the Company does not file the registration statement by the Filing Deadline or if the registration statement is not declared effective by the agreed upon effectiveness deadline, the Company is required to make aggregate payments to the purchasers in an amount equal to 1% of the $500,000 aggregate face amount of the February 2012 Notes for each 30-day period following the Filing Deadline, or pro-rata portion thereof, with an aggregate limitation of $50,000.  At June 30, 2012, for strategic purposes, the Company had not filed the registration statement and had recorded $5,500 as a liability under the Registration Rights Agreement.  Such amount is included in Accrued expenses in the Condensed Consolidated Balance Sheet at June 30, 2012.  (See Note 6, Accrued Expenses.)

August 2010 Short-Term Note Converted to 7% Note Payable

In August 2010, the Company issued short-term, non-interest bearing, unsecured promissory notes (the “August 2010 Short-Term Notes”) having an aggregate principal amount, as adjusted, of $1,120,000.  In May 2011, a total of $840,000 of the aggregate principal amount of the August 2010 Short-Term Notes were converted into Units consisting of shares of the Company’s common stock and  three-year warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 per share.  Of the remaining balance of the August 2010 Short Term Notes; $105,000 of such amount was converted into a long-term note issued to Cato Holding Company, doing business as Cato BioVentures; and $175,000 of such amount was amended into a note bearing interest at 7% per annum, as described below.

In April 2011, the Company and the holder of the $175,000 August 2010 Short-Term Note amended the note, whereby the Company paid $50,000 of the note balance in May 2011 and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  In September 2011, the Company and the holder agreed to modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance.  For strategic purposes, the Company did not make the February 2012 and March 2012 payments as scheduled. In March 2012, the Company and the note holder again agreed to modify the payment schedule to require seven monthly payments of $9,171 beginning June 1, 2012 with the final payment due on December 1, 2012 to include interest accrued after March 2012.  The Company made the payment due on June 1, 2012 in early July 2012.

Issuance of Long-Term Promissory Note to Cato Holding Company

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") or its affiliates, which included the $105,000 balance of the August 2010 Short-Term Note issued to Cato BioVentures discussed above, were consolidated into a single note, in the principal amount of $352,273.  Concurrently, CHC released certain security interests in the Company’s personal property.  The CHC note bears interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company was to make six monthly payments of $10,000 each beginning June 1, 2011; and thereafter to make payments of $12,500 monthly until the note is repaid in full. The Company may prepay the outstanding balance under this note in full or in part at any time during the term of this note without penalty.  For strategic purposes, at June 30, 2012, the Company had not made the monthly payments due subsequent to December 2011.

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

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins. The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company shall make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note. For strategic purposes, at June 30, 2012, the Company had not made the monthly payments required for February through June 2012.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company had closed an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company would have been required to make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company is also required to make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note.  For strategic purposes, at June 30, 2012, the Company had not made the monthly payments required for February through June 2012.

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, amended a previously outstanding note issued by the Company in payment of legal services (“Amendment No. 1”).  Under Amendment No. 1, the principal balance of the Morrison & Foerster note was increased to $2,200,000, with an additional payment of $100,000 due within three business days of the date of Amendment No. 1, which amount was paid. The Morrison & Foerster note bears interest at 7.5% and principal will be due, along with all accrued but unpaid interest on the earliest of (i) March 31, 2016, (ii) the consummation of a Change of Control, as defined in the Morrison & Foerster note, and (iii) any failure to pay principal or interest when due. The Company is to make payments of $10,000 per month until June 1, 2011 and thereafter will pay $15,000 per month through March 31, 2012, $25,000 per month through March 31, 2013, and $50,000 per month through maturity.  In addition, the Company will make payments equal to five percent (5%) of the net proceeds of any equity financing closed during the term of the note until all outstanding principal and interest is paid in full.  If the Company prepays the entire amount due by December 31, 2012, however, the amount of such payment shall be reduced by ten percent (10%), up to a maximum of $100,000. At June 30, 2012, the Company had not made the monthly payments required for February through June 2012.

8.  Licensing and Collaborative Agreements

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

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.3 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized NIH grant revenue related to AV-101 in the amounts of $187,200 and $474,100 in the three month periods ended June 30, 2012 and 2011, respectively.  The grant expired in the ordinary course on June 30, 2012.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. ("CRL"), a global contract research and development organization, or CRO. CRL has provided the Company with access to essential CRO services supporting its AV-101 preclinical and clinical development programs and other projects. The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $222,600 and $221,100 in the three month periods ended June 30, 2012 and 2011, respectively.

9.  Capital Stock

Warrants and Stock Grants

In April 2012, the Company entered into a contract for investor relations services pursuant to which it granted three-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.80 per share.  The Company valued the warrant at $69,200 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $2.74; exercise price per share: $2.80; risk-free interest rate: 0.50%; contractual term: 3 years; volatility: 79.09%; expected dividend rate: 0%.  The fair value of the warrant was recorded as a prepaid expense and is being expensed over one year in accordance with the terms of the contract.

In June 2012, the Company entered into a contract for investor relations and public company services through the end of the calendar year pursuant to which it granted 280,000 shares of its common stock valued at $238,000 based on the grant date quoted market price of $0.85 per share and warrants to purchase 100,000 shares of its common stock at an exercise price of $3.00 per share through December 31, 2015.  The Company valued the warrant at $25,800 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.85; exercise price per share: $3.00; risk-free interest rate: 0.46%; contractual term: 3.53 years; volatility: 84.279%; expected dividend rate: 0%.  The fair value of the stock and the warrant was recorded as a prepaid expense and is being expensed over the approximately six month term of the contract.

In June 2012, the Company entered into a contract for additional investor relations services pursuant to which it granted 120,000 shares of its common stock valued at $102,000 based on the grant date quoted market price of $0.85 per share. The fair value of the stock was recorded as a prepaid expense and is being expensed over the approximately six month term of the contract.

Warrant Modifications

Between mid-May and June 30, 2012, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase shares of the Company’s common stock at reduced exercise prices.  Warrant holders exercised warrants to purchase an aggregate of 514,554 shares of the Company’s common stock and the Company received cash proceeds of $257,300.  In addition, certain warrant holders exercised warrants to purchase 25,000 shares of the Company’s common stock in lieu of payment by the Company in satisfaction of amounts due for services in the aggregate amount of $12,500.  For every three discounted warrant shares exercised by the warrant holders, the Company granted a three-year warrant to purchase one share of its common stock at an exercise price of $3.00 per share.

The Company calculated the fair value of the warrants exercised immediately before and after the May 18, 2012 Board of Directors approval of the modification offer and determined that the increase in the fair value of the warrants exercised was $436,400, which is reflected in general and administrative expense for the quarter ended June 30, 2012 in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications were valued at the inception of the discount offer period using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$1.96	$1.96
Exercise price per share (weighted average)	$2.76	$0.50
Risk-free interest rate	0.16% - 0.41%	0.06%
Expected term (years)	0.62 – 2.85	0.12
Volatility	74.5% - 85.7%	85.7%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.65	$1.46

The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the modification.  Because of its short history as a public company, the Company has estimated volatility based on the historical volatilities of a peer group of public companies over the expected term of the option.  The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of the modification for the term corresponding with the expected term of the warrant.  The expected dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

In connection with the foregoing exercises, the Company issued three-year warrants to purchase 179,857 shares of the Company’s common stock at an exercise price of $3.00 per share.  The Company valued these warrants at $34,800 using the Black Scholes Option Pricing Model and the following assumptions:  weighted average market price per share: $0.89; exercise price per share: $3.00; risk-free interest rate: 0.42%; contractual term: 3.0 years; volatility: 78.04%; expected dividend rate: 0%.  The fair value of the warrants was charged to interest expense in the quarter ended June 30, 2012.

Following the warrant exercises and grants described above, at June 30, 2012, the Company had outstanding warrants to purchase shares of its common stock at a weighted average exercise price of $2.24 per share as follows:

Exercise	Expiration	June 30,
Price	Date	2012

$0.88	5/17/2012 to 5/11/2014	15,428
$1.125	12/28/2012	97,679
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	12/31/2012	325,000
$1.75	12/31/2013	577,784
$2.00	8/3/2013 to 12/31/2014	609,000
$2.50	5/11/2014	493,650
$2.625	12/31/2013	482,990
$2.75	2/28/2017	272,724
$3.00	1/4/2015 to 2/13/2016	609,857

		3,604,392

2012 Exchange Agreement with Platinum

On June 29, 2012, the Company and Platinum Long Term Growth Fund VII, LLC (“Platinum”) entered into an Exchange Agreement (the “2012 Exchange Agreement”) pursuant to which the Company has agreed to issue Platinum 62,945 shares of its Series A Preferred stock in exchange for 629,450 shares of common stock owned by Platinum, in consideration for Platinum’s agreement to purchase from the Company a secured 10% convertible promissory note in the principal amount of $500,000 (the “July 2012 Platinum Note”).  The July 2012 Platinum Note was issued on July 2, 2012, and accordingly, the Company has not reflected either the issuance of the July 2012 Platinum Note or the exchange for the Series A Preferred Stock in its Condensed Consolidated Financial Statements at June 30, 2012.  Under the terms of the 2012 Exchange Agreement and the July 2012 Platinum Note, in the event the Company consummates an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million (“Qualified Financing”), the principal and accrued interest due under the terms of the July 2012 Platinum Note shall automatically convert into such securities issued in connection with the Qualified Financing. Repayment of all amounts due under the July 2012 Platinum Note is secured by the Company’s assets, including its tangible and intangible personal property, licenses, patent licenses, trademarks and trademark licenses, pursuant to the terms of a Security Agreement.  In connection with the 2012 Exchange Agreement, Platinum has also agreed to invest at least $500,000 in the Qualified Financing, provided that the Company secures binding commitments from other investors in the Qualified Financing aggregating at least $3.0 million within 90 days following the date of the 2012 Exchange Agreement.  In addition, Platinum, at its option, may exchange all or a portion of its Series A Preferred stock for the securities issued in connection with the Qualified Financing based on the stated value of $15.00 per share of Series A Preferred.  Upon issuance of the Series A Preferred stock to be issued pursuant to the 2012 Exchange Agreement, Platinum will own all 500,000 authorized and outstanding shares of the Company’s Series A Preferred stock, each share of which is convertible into ten shares of the Company’s common stock.

10.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is one of the Company’s largest institutional stockholders.  Pursuant to a loan agreement dated as of February 3, 2004 between CBV and VistaGen, as amended, CBV extended to VistaGen a $400,000 revolving line of credit. As of April 29, 2011, the outstanding balance under the line of credit agreement was $242,273.  On April 29, 2011, the line of credit agreement was terminated and VistaGen issued to CBV an unsecured promissory note in the principal amount of $352,273 (the “2011 Cato Note”), which principal amount included the $242,273 outstanding balance on the line of credit as of April 29, 2011, and $105,000 of indebtedness owed to CBV under an August 2010 Short-Term Note.  The 2011 Cato Note bears interest at the rate of 7.0% per annum, is payable in installments as follows:  ten thousand dollars ($10,000) each month, beginning June 1, 2011 and ending on November 1, 2011; twelve thousand five hundred dollars ($12,500) each month, beginning December 1, 2011, and each month thereafter until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2011 Cato Note.  Total interest expense on the 2011 Cato Note and the prior line of credit in 2011 was $5,100 and $67,300 in the three month periods ended June 30, 2012 and 2011, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $222,600 and $221,000 in the three month periods ended June 30, 2012 and 2011, respectively, the majority of which was reimbursed under the NIH grant in 2011.

11.  Subsequent Events

As described in Note 9, Capital Stock, in connection with the 2012 Exchange Agreement, on July 2, 2012, the Company issued the July 2012 Platinum Note in the face amount of $500,000 to Platinum.  Also effective on that date, the Company issued 62,945 shares of its Series A Preferred stock to Platinum in exchange for 629,450 shares of common stock previously owned by Platinum.

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

Overview

We are a biotechnology company focused on using stem cell technology for drug rescue.

Drug rescue involves the combination of our pluripotent stem cell technology platform, Human Clinical Trials in a Test Tube™, with modern medicinal chemistry to generate new proprietary chemical variants (drug rescue variants) of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by pharmaceutical companies before receiving FDA approval due to heart toxicity, liver toxicity or drug metabolism issues.

We believe the U.S. pharmaceutical industry is facing a drug discovery and development crisis. In 2011, the U.S. pharmaceutical industry invested over $49 billion in research and development and the Center for Drug Evaluation and Research (CDER) of the U.S. Food and Drug Administration (FDA) approved a total of 30 novel drugs, known as New Molecular Entities (NMEs). Despite substantial annual investment by the pharmaceutical industry, since 2001, the FDA's CDER has approved an average of slightly fewer than 24 (23.5) NMEs per year.  We believe the high cost of drug development and relatively low annual number of FDA-approved NMEs is attributable in large part to the cost of failure associated with unexpected heart or liver toxicity, or drug metabolism issues.  In turn, we believe unexpected heart and liver toxicity and drug metabolism issues often result from the limitations of the major toxicological testing systems currently used in the pharmaceutical industry, namely animal testing and cellular assays based on transformed cell lines and human cadaver cells. We believe better cells make better bioassay systems. And we believe our Human Clinical Trials in a Test TubeTM platform enables us to make better cells and bioassay systems than those most often used in drug development.

Applying the clinically predictive capabilities of CardioSafe 3D™ and, when developed, LiverSafe 3D™, and medicinal chemistry, we are focused on generating a pipeline of novel, proprietary, safer drug rescue variants of once-promising drug candidates originally discovered and developed by pharmaceutical companies, thereby “rescuing” their substantial prior research and development.

We plan to out-license our drug rescue variants to pharmaceutical companies pursuant to development and marketing arrangements designed to generate revenue for us upon (i) transfer of each drug rescue variant to a pharmaceutical company, (ii) the pharmaceutical company’s achievement of certain key nonclinical and clinical development and regulatory milestones, and (iii) the pharmaceutical company’s commercial sales of the drug rescue variant approved for marketing by the FDA and other regulatory authorities.

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

Financial Operations Overview

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 10-K for the fiscal year ended March 31, 2012, as filed with the United States Securities and Exchange Commission, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table summarizes the results of our operations for the three months ended June 30, 2012 and 2011 (amounts in $000).

	Three Months Ended June 30,
	2012	2011

Grant Revenue	$200	$555
Operating expenses:
Research and development	866	1,028
General and administrative	1,055	1,127
Total operating expenses	1,921	2,155
Loss from operations	(1,721)	(1,600)
Interest and other expenses (net)	(103)	(809)
Loss before income taxes	(1,824)	(2,409)
Income taxes	(2)	(2)

Net loss	$(1,826)	$(2,411)

Revenue

The following table compares our primary revenue sources between the periods (in $000):

	Three Months Ended June 30,
	2012	2011

NIH - AV-101 grant	$187	$474
CIRM grant	-	39
Subcontract revenue	13	42

Total Revenue	$200	$555

Although project work on AV-101 continues, including the Phase 1b clinical study initiated in the first calendar quarter of 2012, revenue from the NIH grant decreased compared to the prior year as, at June 30, 2012, we have drawn the maximum amount available under the grant.  Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $866,000 for the quarter ended June 30, 2012, a 16% decrease compared to $1,028,000 for the quarter ended June 30, 2011.  The following table compares the primary components of research and development expense between the periods (in $000):

	Three Months Ended June 30,
	2012	2011

Salaries and benefits	$201	$146
Stock-based compensation	27	132
UHN research under SRCA	150	236
Technology licenses and royalties	27	31
Project-related third-party research and supplies:
AV-101	372	423
CIRM	-	14
All other including CardioSafe and LiverSafe	57	20
	429	457
Rent	28	24
Depreciation	4	2

Total Research and Development Expense	$866	$1,028

Salary and benefits expense increased primarily as a result of new research personnel added since June 2011.  Stock-based compensation expense decreased as option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.  Expense for sponsored research at UHN during the first quarter of 2011 included a non-cash grant of our common stock valued at $175,000.  Sponsored research in 2012 reflects an expansion of our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012.  We began Phase 1b clinical trials of AV-101 early in calendar 2012.  AV-101 expenses include those costs and other on-going non-grant-reimbursable efforts conducted by third-party collaborators, including Cato Research Ltd.  The CIRM grant expired at the end of September 2011 and grant-related effort has ceased.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $1,055,000 for the quarter ended June 30, 2012, a 6% reduction compared with $1,127,000 for the quarter ended June 30, 2011.  The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Three Months Ended June 30,
	2012	2011

Salaries and benefits	$140	$322
Stock-based compensation	44	307
Consulting services	47	83
Legal, accounting and other professional fees	208	320
Investor relations	99	1
Insurance	32	17
Travel and entertainment	-	12
Rent and utilities	23	20
Warrant modification expense	436	-
All other expenses	26	45

Total General and Administrative Expense	$1,055	$1,127

The decrease in salaries and benefits expense in 2012 compared with 2011 results primarily from our forgiveness, in May 2011 in conjunction with the Merger and our going-public transaction, of notes receivable from certain officers in the aggregate amount of $185,000 (excluding tax gross-ups to which they were entitled), which we recorded as compensation expense.  Stock-based compensation expense decreased in 2012 as significant option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.  Legal, accounting and other professional fees in 2011 included significant one-time charges related to the Merger and positioning the Company for its initial public and SEC reporting status.  Current expense reflects more normalized levels.  Since becoming a public reporting and publicly-traded company, we have engaged certain third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company.  A portion of the compensation that we have provided to certain of these providers has been in the form of grants of our common stock or warrants to purchase our common stock.  In those situations, we are expensing the grant date fair value of the stock or warrants ratably over the term of the underlying contract, with the unexpensed portion recorded in prepaid expenses in the Condensed Consolidated Balance Sheet.  Additionally, in the quarter ended June 30, 2012, we incurred non-cash warrant modification expense of $436,000 related to reducing the exercise price of certain outstanding warrants to purchase our common stock, as described in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Interest and Other Expenses, Net

Interest and other expenses, net for the quarter ended June 30, 2012 consisted of interest expense, including amortizaiton of note discounts, of $158,400 related to our outstanding indebtedness offset by an adjustment for favorable foreign currency fluctuations of $55,500 related to two of our 7.5% notes payable to vendors denominated in Canadian dollars.  Interest and other expenses for the quarter ended June 30, 2011 consisted of $731,000 of interest expense plus a $78,000 charge for the increase in the fair value of the extension option and warrant liability related to the Original Platinum Notes, both of which were terminated in conjunction with the May 2011 restructuring of the Platinum Notes.  The decrease in interest expense between the periods resulted primarily from the conversion of convertible promissory notes into equity in connection with the Merger in May 2011.

Liquidity and Capital Resources

Since our inception in May 1998, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash consideration, as well as from government research grant awards and strategic collaboration payments. At June 30, 2012, we had $31,700 in cash and cash equivalents. However, on July 2, 2012, Platinum Long Term Growth Fund VII, LLC (“Platinum”), our largest institutional investor, purchased from us a secured 10% convertible promissory note in the principal amount of $500,000 (the “July 2012 Platinum Note”). (See Note 11, Subsequent Events to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.) In addition, pursuant to our June 29, 2012 Exchange Agreement with Platinum (see Note 9, Capital Stock to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q), Platinum has agreed to invest at least $500,000 in an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to us of at least $3.0 million (the “Qualified Financing”), provided that we secure binding commitments from other investors in the Qualified Financing aggregating at least $3.0 million prior to September 29, 2012.  In the event we consummate the “Qualified Financing, the principal and accrued interest due under the terms of the July 2012 Platinum Note will automatically convert into such securities as are issued in connection with the Qualified Financing.

We anticipate that our cash expenditures during the next twelve months will be approximately $4 million to $6 million.  We do not believe that our current cash and cash equivalents, including the cash proceeds from the issuance of the July 2012 Platinum Note, will enable us to fund our operations through the next twelve months.  However, we plan to continue to meet our cash needs and fund our working capital requirements through a combination of additional private placements of our securities, which may include the Qualified Financing or other private placements of both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Since our inception, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs carefully.

Economic conditions since 2010, including the tightening of available funding in the financial markets, have delayed the extent of advancement on our stem cell technology and clinical development programs.  Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts or on terms favorable to us, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three months ended
	June 30,
	2012	2011

Net cash used in operating activities	$(296)	$(1,087)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities, including warrant exercises in 2012 and sale of Units in 2011	$247	$1,889

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May and June 2012, certain warrant holders exercised warrants to purchase an aggregate of 514,554 shares of our common stock and we received cash proceeds of $257,300.  In addition, certain warrant holders exercised warrants to purchase 25,000 shares of our common stock in lieu of our payment in satisfaction of amounts due for services in the aggregate amount of $12,500.  For every three discounted warrant shares exercised by the warrant holders, we granted a three-year warrant to purchase one share of our common stock at an exercise price of $3.00 per share.  We used the proceeds of the warrant exercises for general working capital purposes.

In June 2012, we entered into a contract for investor relations, market awareness and public company services through the end of the calendar year pursuant to which we granted 280,000 shares of our common stock valued at $238,000 based on the grant date quoted market price of $0.85 per share and warrants to purchase 100,000 shares of our common stock at an exercise price of $3.00 per share through December 31, 2015.  We also entered into another contract for additional investor relations services pursuant to which we granted 120,000 shares of our common stock valued at $102,000 based on the grant date quoted market price of $0.85 per share.

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

32
Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC. /s/ Shawn K. Singh Shawn K. Singh, J.D. Chief Executive Officer (Principal Executive Officer)
/s/ Jerrold D. Dotson
Jerrold D. Dotson
Chief Financial Officer (Principal Financial and Accounting Officer

Dated: August 14, 2012