Form 10-Q
period 2012-09-30
VistaGen Therapeutics, Inc.
filed 2012-11-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

(650) 244-9990
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of November 12, 2012, 17,343,250 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2012

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in $100’s, except share amounts)

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$13,400	$81,000
Unbilled contract payments receivable	-	106,200
Prepaid expenses	315,000	50,900
Total current assets	328,400	238,100
Property and equipment, net	67,200	74,500
Security deposits and other assets	29,000	29,000
Total assets	$424,600	$341,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,474,100	$1,750,800
Accrued expenses	394,400	657,300
Notes payable and accrued interest	815,000	582,500
Notes payable and accrued interest to related parties	254,400	168,200
Capital lease obligations	7,100	10,500
Deferred revenue	-	13,200
Total current liabilities	2,945,000	3,182,500
Non-current liabilities:
Senior secured convertible promissory notes and accrued interest	1,268,700	-
Convertible promissory notes, net of discount of $481,300 at September 30, 2012 and $499,300 at
March 31, 2012, and accrued interest	54,100	6,000
Notes payable, net of discount of $1,600,400 at September 30, 2012 and $228,900 at March 31, 2012	1,064,500	2,684,300
Notes payable to related parties, net of discount of $18,000 at September 30, 2012 and $24,300 at
March 31, 2012	38,200	107,700
Non-current accounts payable	1,444,800	-
Accrued officers’ compensation	57,000	57,000
Capital lease obligations	9,900	9,700
Total non-current liabilities	3,937,200	2,864,700
Total liabilities	6,882,200	6,047,200
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 500,000 shares authorized at September 30, 2012 and March 31, 2012;
500,000 and 437,055 Series A shares issued and outstanding at September 30, 2012 and March 31,
2012, respectively	500	400
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2012 and March 31,
2012; 20,056,558 and 18,704,267 shares issued at September 30, 2012 and March 31, 2012,	20,100	18,700
respectively
Additional paid-in capital	56,284,000	52,539,500
Treasury stock, at cost, 2,713,308 and 2,083,858 shares of common stock held at September 30, 2012
and March 31, 2012, respectively	(3,968,100)	(3,231,700)
Notes receivable from sale of common stock	(230,000)	(250,000)
Deficit accumulated during development stage	(58,564,100)	(54,782,500)
Total stockholders’ deficit	(6,457,600)	(5,705,600)
Total liabilities and stockholders’ deficit	$424,600	$341,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in $100’s, except share and per share amounts)

					May 26, 1998
					(Inception)
	Three Months Ended		Six Months Ended		Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues:
Grant revenue	$-	$316,300	$200,400	$870,900	$12,963,100
Collaboration revenue	-	-	-	-	2,283,600
Other	-	-	-	-	1,123,500
Total revenues	-	316,300	200,400	870,900	16,370,200
Operating expenses:
Research and development	1,106,300	1,227,500	1,972,600	2,255,400	28,097,500
Acquired in-process research and development	-	-	-	-	7,523,200
General and administrative	575,900	894,600	1,631,200	2,021,200	28,749,600
Total operating expenses	1,682,200	2,122,100	3,603,800	4,276,600	64,370,300
Loss from operations	(1,682,200)	(1,805,800)	(3,403,400)	(3,405,700)	(48,000,100)
Other expenses, net:
Interest expense, net	(273,500)	(450,500)	(376,300)	(1,182,100)	(9,817,800)
Change in put and note extension option and
warrant liabilities	-	-	-	(78,000)	418,500
Loss on early extinguishment of debt	-	-	-	-	(1,193,500)
Other income	-	-	-	-	47,500
Loss before income taxes	(1,955,700)	(2,256,300)	(3,779,700)	(4,665,800)	(58,545,400)
Income taxes	-	-	(1,900)	(1,600)	(18,700)
Net loss	$(1,955,700)	$(2,256,300)	$(3,781,600)	$(4,667,400)	$(58,564,100)

Basic and diluted net loss per common share	$(0.12)	$(0.15)	$(0.22)	$(0.35)
Weighted average shares used in computing
basic and diluted net loss per common share	16,842,655	15,241,904	16,967,379	13,237,669

Comprehensive loss	$(1,955,700)	$(2,256,300)	$(3,781,600)	$(4,667,400)	$(58,564,100)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in $100’s)
			Period From
			May 26, 1998
	Six Months Ended		(Inception)
	September 30,		Through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(3,781,600)	$(4,667,400)	$(58,564,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,800	21,300	755,500
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	53,000	37,200	312,200
Amortization of discounts on Platinum notes	-	635,900	3,548,700
Amortization of discounts on August 2010 short-term notes	-	14,300	572,000
Amortization of discounts on February 2012 12% convertible notes	18,100	-	13,900
Loss on early extinguishment of debt	-	-	1,193,500
Loss on settlements of accounts payable	78,300	-	78,300
Change in put and note term extension option and warrant liabilities	-	77,900	(418,600)
Stock-based compensation	148,300	979,400	4,502,600
Expense related to modification of warrants	440,700	-	1,182,400
Fair value of Series C preferred stock, common stock, and warrants
granted for services prior to the Merger	-	131,300	1,056,600
Fair value of common stock granted for services following the Merger	183,100	-	635,100
Fair value of warrants granted for services following the Merger	48,500	-	613,000
Fair value of additional warrants granted pursuant to exercises of modified
warrants (May-August 2012) and under Discounted Warrant Exercise Program (2011)	35,900	-	174,000
Fair value of common stock issued for note term modification	-	-	22,400
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	106,200	(84,800)	-
Prepaid expenses and other current assets	(26,300)	87,900	(30,800)
Security deposits and other assets	-	-	(29,000)
Accounts payable and accrued expenses	1,166,600	1,043,900	17,747,200
Deferred revenues	(13,200)	(65,600)	-
Net cash used in operating activities	(1,530,600)	(1,788,700)	(19,039,100)

Cash flows from investing activities:
Purchases of equipment, net	-	(7,800)	(680,800)
Net cash used in investing activities	-	(7,800)	(680,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	170,000	2,217,200	2,970,000
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants (May-August 2012) and under
Discounted Warrant Exercise Program (2011)	262,100	-	1,428,400
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	1,250,000	-	4,950,000
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(10,000)	(14,700)	(110,500)
Repayment of notes	(209,100)	(450,800)	(1,541,500)
Net cash provided by financing activities	1,463,000	1,751,700	19,733,300
Net increase in cash and cash equivalents	(67,600)	(44,800)	13,400
Cash and cash equivalents at beginning of period	81,000	139,300	-
Cash and cash equivalents at end of period	$13,400	$94,500	$13,400

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company applying human pluripotent stem cell technology for drug rescue and novel pharmaceutical assays for predictive heart and liver toxicology and drug metabolism screening. VistaGen's drug rescue activities are focused on combining its human pluripotent stem cell technology platform, Human Clinical Trials in a Test Tube™, with modern medicinal chemistry to generate new chemical variants (Drug Rescue Variants) of once-promising small-molecule drug candidates. These are drug candidates discontinued due to heart or liver toxicity or drug metabolism issues after substantial investment and development by large pharmaceutical companies, the U.S. National Institutes of Health (NIH) or university laboratories. VistaGen uses its pluripotent stem cell technology to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates before they are ever tested in humans, bringing human biology to the front end of the drug development process.

Additionally, VistaGen's orally-available, small molecule drug candidate, AV-101, is completing Phase 1 development for treatment of neuropathic pain. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects millions of people worldwide.  To date, VistaGen has been awarded approximately $8.8 million from the NIH for development of AV-101.

The Company is in the development stage and, since inception, has devoted substantially all of its time and efforts to stem cell research and stem-cell based bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

The Merger

VistaGen Therapeutics, Inc., a California corporation and now a wholly-owned subsidiary of the Company (“VistaGen California”), was incorporated in California on May 26, 1998.  Excaliber Enterprises, Ltd. (“Excaliber”) was organized as a Nevada corporation on October 6, 2005.  On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen California for 6,836,452 shares of Excaliber’s common stock (the “Merger”), and assumed VistaGen California’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note.  As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen California’s stockholders in connection with the Merger represented approximately 90% of the outstanding shares of Excaliber’s common stock after the Merger.  As a result of the Merger, the business of VistaGen California became the business of Excaliber. Shortly after the Merger:

●	Each of the prior directors of VistaGen California was appointed as a director of Excaliber;
●	The prior directors and officers of Excaliber resigned as officers and directors of Excaliber;
●	VistaGen California’s prior officers were appointed as officers of like tenor of Excaliber;
●	Excaliber’s directors approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
●	Excaliber’s directors approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares;
●	Excaliber changed its name to “VistaGen Therapeutics, Inc.”;
●	VistaGen’s common stock began trading on the OTC Bulletin Board under the symbol “VSTA” effective on June 21, 2011; and
●	Excaliber adopted VistaGen California's fiscal year-end of March 31, with VistaGen California as the accounting acquirer.

VistaGen California, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) forward stock split noted above, have been retroactively reflected as outstanding for all periods presented in the accompanying Condensed Consolidated Financial Statements of the Company.

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

The Condensed Consolidated Financial Statements in this Quarterly Report represent the activity of VistaGen California from May 26, 1998, and the consolidated activity of VistaGen California and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation) from May 11, 2011 (the date of the Merger). The consolidated financial statements also include the accounts of VistaGen’s other wholly-owned subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2012 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP.  Additionally, certain reclassifications have been made to the Condensed Consolidated Balance Sheet at March 31, 2012 to conform to current year presentation. The operating results for the six months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2013 or for any other interim period or any other future year.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2012 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through September 30, 2012, the Company has a deficit accumulated during its development stage of $58.6 million.  The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and cell therapy business programs.

At September 30, 2012, the Company had $13,400 in cash and cash equivalents.  The Company’s principal source of financing during the quarter ended September 30, 2012 has been proceeds from certain financing transactions between the Company and Platinum Long Term Growth VII, LLC (“Platinum”), the Company’s largest institutional investor.  On July 2, 2012 and on August 31, 2012, the Company issued to Platinum 10% senior secured convertible promissory notes in the principal amount of $500,000 (the “July 2012 Platinum Note”) and $750,000 (the “August 2012 Platinum Note”), respectively.  (See Note 7, Convertible Promissory Notes and Notes Payable).  Subsequent to September 30, 2012, on October 11, 2012, the Company and Platinum entered into a Note Exchange and Purchase Agreement, wherein Platinum agreed to purchase 10% senior secured convertible promissory notes in the aggregate principal amount of $2.0 million, issuable over four $500,000 tranches between October 2012 and December 2012.  The first and second $500,000 tranches, in the aggregate principal amount of $1.0 million, were purchased by Platinum on October 11, 2012 and October 19, 2012, respectively.  The final two $500,000 tranches, in the aggregate principal amount of $1.0 million, are issuable on November 15, 2012 and December 15, 2012 provided that the Company consummates a debt or equity financing, or a combination of financings, resulting in gross proceeds of at least $1.0 million. (See Note 11, Subsequent Events).

The Company anticipates that its cash expenditures during the next twelve months will be approximately $4.0 million to $6.0 million and it plans to meet its cash needs and fund its working capital requirements through a combination of additional private placements of its securities, which may include both debt and equity securities issued to Platinum and other investors, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. If the Company is unable to obtain sufficient financing, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.

Note 3.  Summary of Significant Accounting Policies

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

Revenue Recognition

The Company generates revenue principally from collaborative research and development arrangements, technology access fees and government grants.  Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.  The applicable revenue recognition criteria are then applied to each of the units.

The Company recognizes revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

●	Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if the Company has continuing performance obligations and has no objective and reliable evidence of the fair value of those obligations. The Company recognizes non-refundable upfront technology access fees under agreements in which it has a continuing performance obligation ratably, on a straight-line basis, over the period in which the Company is obligated to provide services. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

●	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees and/or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the continuing research and development efforts. Otherwise, revenue is recognized over the period of the Company’s continuing involvement.

●	Government grants, which support the Company’s research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

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

The Company recorded share-based compensation costs of $77,300 and $148,300 for the three and six month periods ended September 30, 2012, respectively and $539,600 and $979,400 for the three and six month periods ended September 30, 2011, respectively. During the six months ended September 30, 2012, the Company granted options to purchase an aggregate of 155,000 shares of its common stock at an exercise price of $0.51 per share (the quoted market price on the grant date) to its employees (excluding senior management) and certain scientific consultants.  During the six months ended September 30, 2011, the Company granted options to purchase an aggregate of 230,000 shares of its common stock at exercise prices ranging from $1.80 per share to $2.58 per share to certain of its employees and consultants.  At September 30, 2012, there were options outstanding to purchase 4,920,771 shares of the Company’s common stock at a weighted average exercise price of $1.51 per share.

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

Potentially dilutive securities excluded from diluted net loss per common share are as follows:

	September 30,
	2012	2011

All series of preferred stock issued and outstanding	5,000,000	-
Outstanding options under the 2008 and 1999 Stock Incentive Plan and 1998 Scientific Advisory Board Plan	4,920,771	4,719,153
Outstanding warrants to purchase common stock	5,127,434	6,523,064
February 2012 12% convertible promissory notes and accrued interest (1)	357,900	-

Total	15,406,105	11,242,217
____________
(1) assumes mandatory conversion in connection with a qualified financing at $2.00 per share, plus fee warrants to placement agent.

Recent Accounting Pronouncements

        There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company's Form 10-K for the fiscal year ended March 31, 2012, that are of significance or potential significance to the Company.

Note 4.  Fair Value Measurements

The Company follows the principles of fair value accounting as they relate to its financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price that represents the purchase price of an asset or liability.  Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity.  The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

●	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs (i.e., inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes.  No assets or liabilities were carried at fair value at September 30, 2012 or March 31, 2012.

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

In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the Platinum Note and warrants issued to Platinum were cancelled in exchange for shares of the Company’s Series A Preferred.

Note 5.  Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	March 31,
	2012	2012

Investor relations and awareness services paid by issuance of common stock or warrants	$203,400	$19,700
Insurance	71,900	19,000
Legal fees	23,600	6,100
All other	16,100	6,100

	$315,000	$50,900

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	March 31,
	2012	2012

Accrued professional services	$58,800	$107,400
Accrued research and development expenses	-	237,500
Accrued vacation pay and other compensation	226,700	229,900
Accrued placement agent fees	50,000	50,000
Accrued registration rights payments	20,700	-
All other	38,200	32,500

	$394,400	$657,300

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the components of the company’s secured and unsecured promissory notes and other notes payable at September 30, 2012 and March 31, 2012 (amounts in 100’s).

	September 30, 2012			March 31, 2012
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes:
Issued to Platinum on July 2, 2012	$500,000	$12,400	$512,400	$-	$-	$-
Issued to Platinum on August 30, 2012	750,000	6,300	756,300	-	-	-
Total Senior notes (non-current)	$1,250,000	$18,700	$1,268,700	$-	$-	$-

Convertible Promissory Notes:
February 2012 12% convertible promissory notes	$500,000	$35,400	$535,400	$500,000	$5,300	$505,300
Note discount	(481,300)	-	(481,300)	(499,300)	-	(499,300)
Total 12% convertible notes, net (non-current)	$18,700	$35,400	$54,100	$700	$5,300	$6,000

Notes Payable to unrelated parties:
7.0% Notes payable (April 2011)	$38,500	$200	$38,700	$63,800	$400	$64,200
7.0% Notes payable (August 2012)	60,000	400	60,400	-	-	-
	98,500	$600	$99,100	63,800	$400	$64,200
less: current portion	(43,000)	(600)	(43,600)	(63,800)	(400)	(64,200)
7.0% Notes payable - non-current portion	$55,500	$-	$55,500	$-	$-	$-

7.5% Notes payable to vendors for accounts
payable converted to notes payable:
Burr, Pilger, Mayer	$91,800	$1,200	$93,000	$93,400	$1,100	$94,500
Desjardins	214,500	10,700	225,200	224,300	2,800	227,100
McCarthy Tetrault	441,700	22,000	463,700	459,400	5,700	465,100
May 2011 Morrison Foerster	-	-	-	2,420,100	37,900	2,458,000
August 2012 Morrison & Foerster Note A	991,200	-	991,200	-	-	-
August 2012 Morrison & Foerster Note B	1,379,400	8,300	1,387,700	-	-	-
Note discount	(1,600,400)	-	(1,600,400)	(228,900)	-	(228,900)
	1,518,200	42,200	1,560,400	2,968,300	47,500	3,015,800
less: current portion	(531,000)	(33,900)	(564,900)	(367,700)	-	(367,700)
non-current portion and discount	$987,200	$8,300	$995,500	$2,600,600	$47,500	$2,648,100

5.8% and 8% Notes payable to insurance
premium financing company (current)	$40,300	$-	$40,300	$4,600	$-	$4,600

10% Notes payable to vendors for accounts
payable converted to notes payable	$158,900	$20,800	$179,700	$165,400	$16,800	$182,200
less: current portion	(145,400)	(20,800)	(166,200)	(146,000)	-	(146,000)
non-current portion	$13,500	$-	$13,500	$19,400	$16,800	$36,200

Total notes payable to unrelated parties	$1,815,900	$63,600	$1,879,500	$3,202,100	$64,700	$3,266,800
less: current portion	(759,700)	(55,300)	(815,000)	(582,100)	(400)	(582,500)
non-current portion and discount	$1,056,200	$8,300	$1,064,500	$2,620,000	$64,300	$2,684,300

Notes payable to related parties:
7 % Note payable to Cato Holding Co.	$293,400	$17,200	$310,600	$293,300	$6,900	$300,200
Note discount	(18,000)	-	(18,000)	(24,300)	-	(24,300)
Total notes payable to related parties	$275,400	$17,200	$292,600	$269,000	$6,900	$275,900
less: current portion	(237,200)	(17,200)	(254,400)	(168,200)	-	(168,200)
non-current portion and discount	$38,200	$-	$38,200	$100,800	$6,900	$107,700

Senior Secured Convertible Promissory Notes

On July 2, 2012 and on August 31, 2012, the Company issued to Platinum senior secured convertible promissory notes in the principal amount of $500,000 (the “July 2012 Platinum Note”) and $750,000 (the "August 2012 Platinum Note"), respectively.  The July 2012 Platinum Note and the August 2012 Platinum Note each accrue interest at the rate of 10% per annum and are due and payable on July 2, 2015.  The July 2012 Platinum Note and the August 2012 Platinum Note are each mandatorily convertible into securities that may be issued by the Company in an equity, equity-based, or debt financing, or series of financings, subsequent to the issuance of the note resulting in gross proceeds to the Company of at least $3,000,000, excluding any additional investment by Platinum.  However, as further discussed in Note 11, Subsequent Events, all amounts due under the terms of the July 2012 Platinum Note and the August 2012 Platinum Note, as well as the related accrued interest, were consolidated into a senior secured convertible note and warrant financing with Platinum that is expected to result in gross proceeds to the Company of approximately $3.25 million, including proceeds of $1.25 million from the issuance of the July 2012 Platinum Note and the August 2012 Platinum Note. The Company and Platinum also executed and subsequently amended a security agreement to secure repayment of all obligations due and payable under the terms of the July 2012 Platinum Note and the August 2012 Platinum Note.  The Company did not issue warrants in connection with either the July 2012 Platinum Note or the August 2012 Platinum Note.

February 2012 12% Convertible Notes

On February 28, 2012, the Company completed a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes").  Each Note accrues interest at the rate of 12% per annum and matures on the earlier of (i) twenty-four months from the date of issuance, or (ii) the consummation of an equity, equity-based, or series of equity-based financings resulting in gross proceeds to the Company of at least $4.0 million (the “Qualified Financing Threshold”).  The holder of each Note may voluntarily convert the outstanding principal amount of the Notes and all accrued and unpaid interest (the “Outstanding Balance”) at any time prior to maturity into that number of shares of the Company’s common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares").  In addition, in the event the Company consummates a financing equal to or exceeding the Qualified Financing Threshold, and the price per unit of the securities sold, or price per share of common stock issuable in connection with such financing, is at least $2.00 (a “Qualified Financing”), the Outstanding Balance will automatically convert into such securities, including warrants, that are issued in the Qualified Financing, the amount of which shall be determined according to the following formula: (Outstanding Balance at the closing date of the Qualified Financing) x (1.25) / (the per security price of the securities sold in the Qualified Financing).  The purchaser of each Note was issued a five-year warrant to purchase, for $2.75 per share, the number of shares of the Company’s common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 shares of the Company’s common stock upon exercise of the warrants (the “Warrant Shares”).

The Company entered into a Registration Rights Agreement with the purchasers of the February 2012 Notes pursuant to which the Company agreed to register for resale the Conversion Shares and the Warrant Shares.  The Company agreed to file a registration statement no later than ninety days from the February 28, 2012 closing date, or by May 28, 2012 (the “Filing Deadline”).  If the Company does not file the registration statement by the Filing Deadline or if the registration statement is not declared effective by the agreed upon effectiveness deadline, the Company is required to make aggregate payments to the purchasers in an amount equal to 1% of the $500,000 aggregate face amount of the February 2012 Notes for each 30-day period following the Filing Deadline, or pro-rata portion thereof, with an aggregate limitation of $50,000.  At September 30, 2012, for strategic purposes, the Company had not filed the registration statement and had recorded $20,700 as a liability under the Registration Rights Agreement.  Such amount is included in Accrued expenses in the Condensed Consolidated Balance Sheet at September 30, 2012.  (See Note 6, Accrued Expenses.)

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

In April 2011, the Company and the holder of the $175,000 August 2010 Short-Term Note amended the note, whereby the Company paid $50,000 of the note balance in May 2011 and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  In September 2011, the Company and the holder agreed to modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance.  For strategic purposes, the Company did not make the February 2012 and March 2012 payments as scheduled. In March 2012, the Company and the note holder again agreed to modify the payment schedule to require seven monthly payments of $9,171 beginning June 1, 2012 with the final payment due on December 1, 2012 to include interest accrued after March 2012.  The Company made three payments totaling $27,500 during the period from June 1, 2012 to September 30, 2012.

Issuance of Long-Term Promissory Note to Cato Holding Company

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") and its affiliates, which included the $105,000 balance of the August 2010 Short-Term Note issued to Cato BioVentures discussed above, were consolidated into a single note, in the principal amount of $352,273 (the “2011 CHC Note”).  Concurrently, CHC released certain security interests in the Company’s personal property.  The 2011 CHC note bears interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company was to make six monthly payments of $10,000 each beginning June 1, 2011, and thereafter to make payments of $12,500 monthly until the note is repaid in full. The Company has the option to prepay the outstanding balance under this note in full or in part at any time during its term without penalty.   At September 30, 2012, the Company had not made the monthly payments due subsequent to December 2011.  As disclosed in Note 11, Subsequent Events, in October 2012, the Company issued a new unsecured promissory note in the principal amount of $310,400 and a warrant to CHC, exercisable for 250,000 shares of the Company’s common stock, in exchange for the cancellation of the 2011 CHC Note.

Issuance of Long-Term Notes and Cancellation of Amounts Payable

On February 25, 2011, the Company issued to Burr, Pilger, and Mayer, LLC (“BPM”) an unsecured promissory note in the principal amount of $98,674 for amounts payable in connection with valuation services provided to the Company by BPM.  The BPM note bears interest at the rate of 7.5% per annum and has payment terms of $1,000 per month, beginning March 1, 2011 and continuing until all principal and interest are paid in full.  In addition, a payment of $25,000 shall be due upon the sale of the Company or upon the Company completing a financing transaction of at least $5.0 million during any three-month period, with the payment increasing to $50,000 (or the amount then owed under the note, if less) upon the Company completing a financing of over $10.0 million.

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins.  The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company closes an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company shall make a payment of $39,600 to Desjardins within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note. At September 30, 2012, the Company had not made the monthly payments required for February through September 2012. However, the Company resumed such monthly payments in October 2012.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company is to make payments of CDN $10,000 per month beginning May 31, 2011, increasing to CDN $15,000 per month on January 31, 2012. In addition, if, prior to June 30, 2012, the Company had closed an equity financing or series of equity financings with aggregate proceeds of $5.0 million or more, then the Company would have been required to make a payment of $100,000 to McCarthy within 10 business days of the closing of such transaction(s). Beginning on January 1, 2012, the Company is also required to make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note.  At September 30, 2012, the Company had not made the monthly payments required for February through September 2012. However, the Company resumed such monthly payments in October 2012.

On August 30, 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 shares of its common stock valued at a market price of $0.94 per share to Progressive Medical Research in settlement of past due obligations for clinical research services in the amount of $79,900. Under the terms of the settlement, the company also agreed to make monthly cash payments of $5,000 in August 2012 through December 2012. The promissory note bears interest at 7% per annum and requires payments of $1,000 per month beginning January 15, 2013 until all principal and interest is paid in full.  The note requires payment in full upon the sale of all or substantially all of the Company’s assets or upon the Company completing a financing transaction, or series of transactions, resulting in gross proceeds to the Company of at least $4.0 million in any three-month period, excluding proceeds from stock option or warrant exercises. The Company charged the loss on the settlement to interest expense.

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, amended a previously outstanding note (the “Original Note”) issued by the Company in payment of legal services (the “Amended Note”).  Under the Amended Note, the principal balance of the Original Note was increased to $2,200,000, interest accrued at the rate of 7.5% per annum, and the Company was required to make an additional payment of $100,000 within three business days of the date of the Amended Note, which amount was paid.

On August 31, 2012, the Company restructured the Amended Note (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, the Company issued to Morrison & Foerster two new unsecured promissory notes to replace the Amended Note, one in the principal amount of $1,000,000 ("Replacement Note A") and the other in the principal amount of $1,379,400 ("Replacement Note B") (together, the "Replacement Notes"); amended an outstanding warrant to purchase shares of the Company’s common stock (the “Amended M&F Warrant”); and issued a new warrant to purchase shares of the Company’s common stock (the “New M&F Warrant”).  Under the terms of the Restructuring Agreement, the Amended Note was cancelled and all of the Company's past due payment obligations under the Amended Note were satisfied.  The Company made a payment of $155,000 to Morrison & Foerster on August 31, 2012 pursuant to the terms of the Amended Note, and issued the Replacement Notes, each dated as of August 31, 2012.  Both Replacement Notes accrue interest at the rate of 7.5% per annum and are due and payable on March 31, 2016.  Replacement Note A requires monthly payments of $15,000 per month through March 31, 2013, and $25,000 per month thereafter until maturity.  Payment of the principal and interest on Replacement Note B will be made solely in shares of the Company’s common stock pursuant to Morrison & Foerster’s surrender from time to time of all or a portion of the principal and interest balance due on Replacement Note B in connection with its exercise of the New M&F Warrant, at an exercise price of $1.00 per share, and concurrent cancellation of indebtedness and surrender of Replacement Note B; provided, however, that Morrison & Foerster shall have the option to require payment of Replacement Note B in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes.  Under the terms of the Amended M&F Warrant, the Company amended the warrant to purchase 425,000 shares of its common stock originally issued to Morrison & Foerster on March 15, 2010 to extend the expiration date of the warrant from December 31, 2014 to September 15, 2017 and to provide for exercise by paying cash or by the cancellation in whole or in part of the Company’s indebtedness under either of the Replacement Notes.  The Company determined that the incremental value of the Amended M&F Warrant was $121,650 at the modification date using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$0.94	$0.94
Exercise price per share	$2.00	$2.00
Risk-free interest rate	0.25%	0.60%
Expected term (years)	2.33	5.04
Volatility	77.9%	88.8%
Dividend rate	0.0%	0.0%

Fair Value per share	$0.24	$0.52

The New M&F Warrant is exercisable for the number of shares of the Company’s common stock equal to the principal and accrued interest due under the terms of Replacement Note B divided by the warrant exercise price of $1.00 per share.  At the August 31, 2012 date of grant, the New M&F Warrant was exercisable to purchase 1,379,376 shares of the Company’s common stock.  The New M&F Warrant effectively requires exercise only by the cancellation in whole or in part of the Company’s indebtedness under either of the Replacement Notes. The New M&F Warrant expires on September 15, 2017.  The Company determined the fair value of the New M&F Warrant to be $0.94 per share, or $1,296,600, at the date of grant using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.94; exercise price per share: $0.00; risk-free interest rate: 0.61%; contractual term: 5.04 years; volatility: 88.8%; expected dividend rate: 0%.  The note discounts totaling $1,617,700, including the $199,500 remaining unamortized discount recorded prior to the modification, will be amortized to interest expense using the effective interest method over the term of the Replacement Notes. The aggregate amount of the incremental fair value of the Amended M&F Warrant and the fair value of the New M&F Warrant, $1,418,300, was recognized as equity and was credited to additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets.  The effective interest rate on the Replacement Notes at the date of issuance was 50.37%, based on the stated interest rate, the amount of discount, and the term of the Replacement Notes.

Note 8.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and University Health Network ("UHN") entered into a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company committed to making monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.  As disclosed in Note 11, Subsequent Events, on October 10, 2012, the Company issued a promissory note in the principal amount of $549,500 and a warrant to UHN as payment in full for services rendered under the fourth amendment and also entered into a fifth amendment to the SRCA.

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

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.2 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases.  In June 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010.  The Company recognized NIH grant revenue related to AV-101 in the amounts of $187,000 and $731,000 in the six-month periods ended September 30, 2012 and 2011, respectively.  The grant expired in the ordinary course on June 30, 2012 and has not been extended or renewed.

Cato Research Ltd.

The Company has built a long-term strategic development relationship with Cato Research Ltd. ("CRL"), a global contract research and development organization, or CRO.  CRL has provided the Company with access to essential CRO services and regulatory expertise supporting its AV-101 preclinical and clinical development programs and other projects.  The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $291,800 and $514,400 in the three month and six month periods ended September 30, 2012, respectively, and $221,000 and $659,000 in the three month and six month periods ended September 30, 2011, respectively. At September 30, 2012, the Company owed $895,300 to CRL for research, development and regulatory compliance services rendered by CRL. As disclosed in Note 11, Subsequent Events, the Company issued an unsecured promissory note in the principal amount of $1,009,000, and a warrant exercisable for 1,009,000 shares of the Company’s common stock, as payment in full of all amounts owed to CRL as of September 30, 2012 and for CRO services to be rendered to the Company through December 31, 2012.

Note 9.  Capital Stock

Fall 2012 Private Placement of Units

In September 2012, the Company sold 300,000 Units in a private placement to an accredited investor and received cash proceeds of $150,000. The Units were sold for $0.50 per Unit and each Unit consisted of one share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share. The proceeds of this private placement have reduced the remaining amount of financing the Company is required to secure from $1.0 million to $850,000 to be entitled to sell additional senior secured convertible promissory notes to Platinum in November and December 2012 under the terms of the Note Exchange and Purchase Agreement described in Note 11, Subsequent Events.

Warrants and Stock Grants

In April 2012, the Company entered into a contract for investor relations consulting services pursuant to which it granted three-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.80 per share.  The Company valued the warrant at $69,200 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $2.74; exercise price per share: $2.80; risk-free interest rate: 0.50%; contractual term: 3 years; volatility: 79.09%; expected dividend rate: 0%.  The fair value of the warrant was recorded as a prepaid expense and is being expensed over one year in accordance with the terms of the contract.

In June 2012, the Company entered into a contract for investor relations and public company support services through December 31, 2012 pursuant to which it granted 280,000 restricted shares of its common stock valued at $238,000 based on the grant date quoted market price of $0.85 per share and warrants to purchase 100,000 shares of its common stock at an exercise price of $3.00 per share through December 31, 2015.  The Company valued the warrant at $25,800 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.85; exercise price per share: $3.00; risk-free interest rate: 0.46%; contractual term: 3.53 years; volatility: 84.279%; expected dividend rate: 0%.  The fair value of the stock and the warrant was recorded as a prepaid expense and is being expensed over the approximately six-month term of the contract.

In June 2012, the Company entered into a contract for investor relations consulting services pursuant to which it granted 120,000 shares of its common stock valued at $102,000 based on the grant date quoted market price of $0.85 per share.  The fair value of the stock was recorded as a prepaid expense and is being expensed over the approximately six-month term of the contract.

In August 2012, the Company modified an existing warrant and issued a new warrant to Morrison & Foerster as additional consideration for the Restructuring Agreement, as disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable.  As described in Note 7, the Company has treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes, which discount is being amortized to interest expense using the effective interest rate method over the term of the Replacement Notes.

During August 2012, the Company issued 88,235 shares of its common stock valued at a market price of $1.01 per share in settlement of a past-due obligation for business development consulting services in the amount of $25,000.  The Company charged the loss on the settlement to interest expense. As disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable, in August 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 shares of its common stock valued at $0.94 per share in settlement of its past due obligation for AV-101 clinical development services.

Warrant Modifications

Between May and June 30, 2012, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase shares of the Company’s common stock at reduced exercise prices.  The Company subsequently extended the offer through August 2012. Warrant holders exercised warrants to purchase an aggregate of 524,056 shares of the Company’s common stock and the Company received cash proceeds of $262,000.  In addition, certain warrant holders exercised warrants to purchase 25,000 shares of the Company’s common stock in lieu of payment by the Company in satisfaction of amounts due for services in the aggregate amount of $12,500.  For every three discounted warrant shares exercised by the warrant holders, the Company granted a three-year warrant to purchase one share of its common stock at an exercise price of $3.00 per share.

The Company calculated the fair value of the warrants exercised immediately before and after the May 18, 2012 Board of Directors approval of the modification offer, and on the exercise date for the exercises occurring after June 30, 2012, and determined that the increase in the fair value of the warrants exercised was $440,700, which is reflected in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$1.95	$1.95
Exercise price per share (weighted average)	$2.75	$0.50
Risk-free interest rate (weighted average)	0.29%	0.06%
Expected term in years (weighted average)	1.93	0.12
Volatility (weighted average)	78.0%	85.7%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.64	$1.45

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

In connection with the foregoing exercises, the Company issued three-year warrants to purchase 183,025 shares of the Company’s common stock at an exercise price of $3.00 per share.  The Company valued these warrants at $35,900 using the Black Scholes Option Pricing Model and the following assumptions:  weighted average market price per share: $0.89; exercise price per share: $3.00; risk-free interest rate: 0.42%; contractual term: 3.0 years; volatility: 78.04%; expected dividend rate: 0%.  The fair value of the warrants was charged to interest expense.

Following the warrant exercises and grants described above, at September 30, 2012, the Company had outstanding warrants to purchase shares of its common stock at a weighted average exercise price of $1.88 per share as follows:

Exercise	Expiration	September 30,
Price	Date	2012
$0.88	5/11/2014	15,428
$1.00	9/15/2017	1,379,376
$1.125	12/28/2012	97,679
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	12/31/2012 to 9/4/2017	475,000
$1.75	12/31/2013	577,784
$2.00	8/3/2013 to 9/15/2017	604,000
$2.50	5/11/2014	492,004
$2.625	12/31/2013	480,134
$2.75	2/28/2017	272,724
$2.80	4/2/2015	50,000
$3.00	5/11/2015 to 2/13/2016	563,025

		5,127,434

2012 Exchange Agreement with Platinum

On June 29, 2012, the Company and Platinum entered into an Exchange Agreement (the “2012 Exchange Agreement”) pursuant to which the Company agreed to issue Platinum 62,945 shares of its Series A Preferred in exchange for 629,450 shares of common stock owned by Platinum, in consideration for Platinum’s agreement to purchase from the Company the July 2012 Platinum Note, as described in Note 7, Convertible Promissory Notes and Other Notes Payable. Under the terms of the 2012 Exchange Agreement, Platinum, at its option, may exchange all or a portion of its Series A Preferred for the securities issued in connection with a qualified financing, an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million, based on the stated value of $15.00 per share of Series A Preferred.  The Company estimated the fair value of the shares of Series A Preferred tendered to Platinum under the terms of the 2012 Exchange Agreement at $736,500 ($1.17 per share on a common share equivalent basis). Following the issuance of the Series A Preferred pursuant to the 2012 Exchange Agreement, Platinum owns all 500,000 authorized and outstanding shares of the Company’s Series A Preferred, each share of which is convertible into ten shares of the Company’s common stock.  The common shares that were exchanged for shares of Series A Preferred are treated as Treasury Stock in the accompanying Condensed Consolidated Balance Sheet at September 30, 2012.  See Note 11, Subsequent Events, regarding the Series A Preferred Exchange component of the October 2012 agreement between the Company and Platinum.

Note 10.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is the Company’s second largest institutional stockholder.  Pursuant to a loan agreement dated as of February 3, 2004 between CBV and VistaGen, as amended, CBV extended to VistaGen a $400,000 revolving line of credit. As of April 29, 2011, the outstanding balance under the line of credit agreement was $242,273.  On April 29, 2011, the line of credit agreement was terminated and VistaGen issued to CBV an unsecured promissory note in the principal amount of $352,273 (the “2011 Cato Note”), which principal amount included the $242,273 outstanding balance on the line of credit as of April 29, 2011, and $105,000 of indebtedness owed to CBV under an August 2010 Short-Term Note.  The 2011 Cato Note bears interest at the rate of 7.0% per annum, is payable in installments as follows: $10,000 each month, beginning June 1, 2011 and ending on November 1, 2011; $12,500 each month, beginning December 1, 2011, and each month thereafter until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2011 Cato Note.  Total interest expense on notes payable to CBV was $8,300 and $16,600 in the three month and six month periods ended September 30, 2012, respectively, and $6,000 and $73,000 in the three month and six month periods ended September 30, 2011, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $291,800 and $514,400 in the three month and six month periods ended September 30, 2012, respectively, and $221,000 and $659,000 in the three month and six month periods ended September 30, 2011, respectively.

Note 11.  Subsequent Events

Debt Financing by Platinum Long Term Growth VII, LLC

Issuance of Notes

       On October 11, 2012, Platinum and the Company entered into a Note Exchange and Purchase Agreement (the “October 2012 Agreement”), pursuant to which Platinum agreed to purchase from the Company additional senior secured convertible promissory notes in the aggregate principal amount of up to $2.0 million (the “Investment Notes”).  Investment Notes for $500,000 each were issued to Platinum on October 11, 2012 and on October 19, 2012, and the additional Investment Notes are issuable in two separate $500,000 tranches on November 15, 2012 and December 15, 2012, conditioned on the closing by the Company of a debt or equity financing, or a combination of financings, resulting in gross proceeds of at least an additional $850,000 (refer to Note 9, Capital Stock, Fall 2012 Private Placement of Units). In addition, under the terms of the October 2012 Agreement, the secured convertible promissory notes issued by the Company to Platinum in July 2012 and August 2012 (the “Existing Notes”) in the principal amounts of $500,000 and $750,000, respectively, were exchanged for a note in the principal amount of $1,272,577, which amount represented the sum of the principal amounts outstanding under the Existing Notes, plus all accrued interest (the “Exchange Note”).  Each Investment Note and the Exchange Note accrues interest at a rate of 10% per annum and, subject to certain limitations and exceptions set forth in the Exchange Note and Investment Notes, will be due and payable in shares of the Company’s common stock on October 11, 2015, or three years from the date of issuance, as determined by the terms of the Investment Notes.

       The Company and Platinum also entered into an amended and restated Security Agreement to secure repayment of all obligations due and payable under the terms of the Investment Notes and Exchange Note.

Issuance of Warrants

As additional consideration for the purchase of the Investment Notes, the Company agreed to issue to Platinum a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock, issuable in separate tranches of 500,000 shares each, to be issued together with each Investment Note, of which a warrant to purchase 500,000 shares was issued to Platinum on October 11, 2012 and on October 19, 2012.  In addition, the Company issued Platinum a warrant to purchase 1,272,577 shares of the Company’s common stock in connection with the issuance of the Exchange Notes. Each warrant has a term of 5 years and an exercise price of $1.50.

Series A Preferred Exchange

The October 2012 Agreement also provides Platinum with the right and option to exchange all shares of the Company’s Series A Preferred held by Platinum for (i) a total of 15,000,000 shares of the Company’s common stock, and (ii) a five-year warrant to purchase 7,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

Debt Restructuring

Cato Holding Company

On October 10, 2012, the Company and Cato Holding Company (“CHC”) restructured certain indebtedness evidenced by an unsecured promissory note issued to CHC on April 29, 2011, in the principal amount of $352,273 (the “2011 CHC Note”).  The 2011 CHC Note was cancelled and exchanged for a new unsecured promissory note in the principal amount of $310,443 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 shares of the Company’s common stock at a price of $1.50 per share (the “CHC Warrant”). The 2012 CHC Note accrues interest at a rate of 7.5% per annum and is due and payable in monthly installments of $10,000, beginning November 1, 2012 and continuing until the outstanding balance is paid in full.

Cato Research Ltd.

       On October 10, 2012, the Company issued to Cato Research Ltd. (“CRL”) (i) an unsecured promissory note in the initial principal amount of $1,009,000, which promissory note is payable solely in restricted common stock of the Company and accrues interest at the rate of 7.5% per annum (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the CRL Note, plus all accrued interest thereon, divided by $1.00 per share (the “CRL Warrant”). The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note is due and payable on March 31, 2016 and shall be payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant, provided, however, that CRL shall have the option to require payment of the CRL Note in cash upon the occurrence of a change in control of VistaGen or an event of default, and only in such circumstances.

University Health Network

On October 10, 2012, the Company issued to University Health Network (“UHN ”) (i) an unsecured promissory note in the principal amount of $549,500, which promissory note is payable solely in restricted common stock of the Company and accrues interest at the rate of 7.5% per annum, as payment in full for all sponsored stem cell research and development activities by UHN and Gordon Keller, Ph.D. under the Company’s long-standing Sponsored Research Collaboration Agreement with UHN and Dr. Keller (the “SRCA”) through September 30, 2012 (the “UHN Note”), and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 549,500 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the UHN Note, plus all accrued interest thereon, divided by $1.00 per share (the “UHN Warrant”).   The UHN Note is due and payable on March 31, 2016 and shall be payable solely by UHN's surrender from time to time of all or a portion of the principal and interest balance due on the UHN Note in connection with its concurrent exercise of the UHN Warrant, provided, however, that UHN shall have the option to require payment of the UHN Note in cash upon the occurrence of a change in control of VistaGen or an event of default, and only in such circumstances.

       Additionally, the Company and UHN entered into Amendment No. 5 to the SRCA (“Amendment No. 5”), establishing the sponsored research projects and the sponsored research budgets under the SRCA from October 1, 2012 to September 30, 2013, as well as a schedule of the Company’s sponsored research payments for such period totaling $309,000, including an initial payment of $75,000 applicable to services for the period from October 1, 2012 to December 31, 2012.

Modification of Note Receivable

        In connection with the May 2011 Private Placement, the Company accepted a short term note receivable from an investor in the face amount of $500,000 that was due on September 6, 2011 in payment for units purchased in the private placement.  In October 2011, the Company modified the note to extend the repayment term through September 1, 2012 and to increase the interest rate to 5% per annum. On November 8, 2012 the Company and the investor again amended the note to require payment of the outstanding balance of $256,000, reflecting unpaid principal and accrued interest, in twenty-four monthly payments of $11,000 through November 2014, with a final payment of the remaining unpaid principal and interest due in December 2014.

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

Overview

We are a biotechnology company focused on using stem cell technology for drug rescue and predictive heart and liver toxicology and drug metabolism screening.

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

We believe the U.S. pharmaceutical industry is facing a drug discovery and development crisis.  In 2011, the U.S. pharmaceutical industry invested over $49 billion in research and development and the Center for Drug Evaluation and Research (CDER) of the U.S. Food and Drug Administration (FDA) approved a total of 30 novel drugs, known as New Molecular Entities (NMEs). Despite substantial annual investment by the pharmaceutical industry, since 2001, the FDA's CDER has approved an average of slightly fewer than 24 (23.5) NMEs per year.  We believe the high cost of drug development and relatively low annual number of FDA-approved NMEs is attributable in large part to the cost of failure associated with unexpected heart or liver toxicity, or drug metabolism issues.  In turn, we believe unexpected heart and liver toxicity and drug metabolism issues often result from the limitations of the major toxicological testing systems currently used in the pharmaceutical industry, namely animal testing and cellular assays based on transformed cell lines and human cadaveric cells. We believe better cells make better bioassay systems. And we believe our Human Clinical Trials in a Test Tube™ platform enables us to make better cells and bioassay systems than those most often used in drug development.

Applying the clinically predictive capabilities of CardioSafe 3D™ and, when developed, LiverSafe 3D™, and medicinal chemistry, we are focused on generating a pipeline of novel, proprietary, safer drug rescue variants of once-promising drug candidates originally discovered and developed by pharmaceutical companies, thereby potentially “rescuing” their substantial investment in prior research and development.

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

We are developing AV-101, an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market.  AV-101 is currently in Phase Ib development in the U.S. for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded approximately $8.8 million of grant funding from the NIH to support preclinical and Phase I clinical development of AV-101.  We believe AV-101 may also be a candidate for development as a therapeutic alternative for depression, epilepsy and Parkinson’s disease.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

The following table summarizes the results of our operations for the three months ended September 30, 2012 and 2011 (amounts in $000).

	Three Months Ended September 30,
	2012	2011

Grant Revenue	$-	$316
Operating expenses:
Research and development	1,106	1,227
General and administrative	576	894
Total operating expenses	1,682	2,121

Loss from operations	(1,682)	(1,805)

Interest and other expenses (net)	(274)	(451)

Loss before income taxes	(1,956)	(2,256)
Income taxes	-	-

Net loss	$(1,956)	$(2,256)

Revenue

The following table compares our primary revenue sources between the periods (in $000):
	Three Months Ended September 30,
	2012	2011

NIH - AV-101 grant	$-	$257
CIRM grant	-	22
Subcontract revenue	-	37

Total Revenue	$-	$316

Although limited project work on AV-101 continues, including the analysis of the Phase 1b clinical study initiated in the first calendar quarter of 2012, we reported no grant revenue from the NIH grant in the quarter ended September 30, 2012 as the grant expired in its normal course at June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant prior to its expiration.  Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $1,106,000 for the quarter ended September 30, 2012, a 10% decrease compared to $1,227,000 for the quarter ended September 30, 2011.  The following table compares the primary components of research and development expense between the periods (in $000):

	Three Months Ended September 30,
	2012	2011

Salaries and benefits	$184	$199
Stock-based compensation	65	150
UHN research under SRCA	150	139
Technology licenses and royalties	73	167
Project-related third-party research and supplies:
AV-101	550	480
CIRM	-	22
All other including CardioSafe and LiverSafe	51	45
	601	547
Rent	29	24
Depreciation	4	1

Total Research and Development Expense	$1,106	$1,227

Our scientific research workforce was essentially constant during the quarters ended September 30, 2012 and 2011.  Salary and benefits expense decreased primarily as a result of voluntary salary reductions taken by the Company’s Chief Science  Officer during the quarter ended September 30, 2012. Stock-based compensation expense decreased as option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.   Sponsored research at UHN in 2012 reflects an expansion of our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012.  Technology license expense decreased due to a reduction from 2011 levels of costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements.  We began Phase 1b clinical trials of AV-101 early in calendar 2012.  AV-101 expenses in 2012 include clinical trial costs and the costs of related efforts conducted by third-party collaborators, including Cato Research Ltd.  AV-101 expenses in 2011 included the cost of efforts preparing for the clinical trial and primarily grant-reimbursable efforts conducted by Cato Research Ltd. and other third-party collaborators.  The CIRM grant expired at the end of September 2011 and grant-related effort has ceased.   We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $576,000 for the quarter ended September 30, 2012, a 36% reduction compared with $894,000 for the quarter ended September 30, 2011.  The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Three Months Ended September 30,
	2012	2011

Salaries and benefits	$128	$137
Stock-based compensation	12	390
Consulting services	38	53
Legal, accounting and other professional fees	85	170
Investor relations	206	-
Insurance	30	28
Travel and entertainment	14	9
Rent and utilities	21	26
Warrant modification expense	4	-
All other expenses	38	81

Total General and Administrative Expense	$576	$894

Our administrative workforce was essentially consistent between the quarters ended September 30, 2012 and 2011.  The decrease in salaries and benefits expense in 2012 is primarily the result of salary reductions taken by the Company’s Chief Executive Officer and certain other officers of the Company during the quarter ended September 30, 2012.   Stock-based compensation expense decreased in 2012 as significant option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.  Legal, accounting and other professional fees in 2011 included cost for initially positioning the Company for its initial public and SEC reporting status.  Current expense reflects more normalized levels.  During 2012, we have engaged certain third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company nor in place immediately after becoming a public reporting company as a result of the Merger in May 2011.  A portion of the compensation that we have provided to certain of these providers has been in the form of grants of our common stock or warrants to purchase our common stock.  In those situations, we are expensing the grant date fair value of the stock or warrants ratably over the term of the underlying contract, with the unexpensed portion recorded in prepaid expenses in the Condensed Consolidated Balance Sheet.

Interest and Other Expenses, Net

        Interest expense totaled $274,000 for the three months ended September 30, 2012, a 39% decrease compared with $451,000 for the three months ended September 30, 2011.  The following table compares the primary components of interest expense between periods (in $000):
	Three Months Ended
	September 30,
	2012	2011

Interest expense on promissory notes, including discount amortization	$151	$450
Charge for fair value of replacement warrants issued in connection with exercise of modified warrants	1	-
Charge related to losses on accounts payable settled by issuance of common stock or notes payable	78	-
Charge related to registration rights for February 2012 12% convertible notes	15	-
Other interest expense, including on capital leases and premium financing	2	1
	247	451
Effect of foreign currency fluctuations on notes payable	27	-

Interest Expense, net	$274	$451

The reduction of interest expense applicable to promissory notes and amortization of the related discounts primarily reflects the effect of the December 2011 conversion to equity of $4.0 million principal of convertible notes plus accrued interest issued to Platinum.  Additionally, other convertible notes and accrued interest outstanding prior to the Merger were converted into common stock at the time of the Merger. As discussed in Note 7, Notes Payable, and in Note 9, Capital Stock, to the Condensed Consolidated Financial Statements, during the quarter ended September 30, 2012, the Company issued shares of its common stock and a note payable in settlement of certain past due accounts payable liabilities and recognized losses aggregating $78,000 based on the fair value of the stock and note issued compared to the recorded liability.

Comparison of Six Months Ended September 30, 2012 and 2011

The following table summarizes the results of our operations for the six months ended September 30, 2012 and 2011 (amounts in $000).

	Six Months Ended September 30,
	2012	2011
Grant revenue	$200	$871
Operating expenses:
Research and development	1,973	2,255
General and administrative	1,631	2,021
Total operating expenses	3,604	4,276
Loss from operations	(3,403)	(3,405)
Other expenses, net:
Interest expense, net	(376)	(1,182)
Change in put and note extension option and warrant liabilities	-	(78)
Loss before income taxes	(3,780)	(4,665)
Income taxes	(2)	(2)
Net loss	$(3,782)	$(4,667)

Revenue

The following table compares our primary revenue sources between the periods (in $000):
	Six Months Ended September 30,
	2012	2011
NIH - AV-101 grant	$187	$731
CIRM grant	-	61
Subcontract revenue	13	79

Total Revenue	$200	$871

Although limited project work on AV-101 continues, including the analysis of the Phase 1b clinical study initiated in the first calendar quarter of 2012, we reported no grant revenue from the NIH grant in the quarter ended September 30, 2012 as the grant expired in its normal course at June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant award prior to its expiration.  Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $1,973,000 for the six months ended September 30, 2012, a 12.5% decrease compared to $2,255,000 for the six months ended September 30, 2011.  The following table compares the primary components of research and development expense between the periods (in $000):

	Six Months Ended September 30,
	2012	2011
Salaries and benefits	$385	$345
Stock-based compensation	92	282
UHN research under SRCA	300	375
Technology licenses and royalties	100	198
Project-related third-party research and supplies:
AV-101	922	903
CIRM	-	36
All other including CardioSafe and LiverSafe	109	65
	1,031	1,004
Rent	57	48
Depreciation	8	3

Total Research and Development Expense	$1,973	$2,255

      Salary and benefits expense increased primarily as a result of new research personnel added since June 2011, offset slightly by salary reductions taken by the Company’s Chief Science Officer during the quarter ended September 30, 2012.  Stock-based compensation expense decreased as option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.  Expense for sponsored research at UHN during the first quarter of 2011 included a non-cash grant of our common stock valued at $175,000.  Sponsored research in 2012 reflects the expansion of our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012.  Technology license expense decreased due to a reduction from 2011 levels of costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements.  We began Phase 1b clinical trials of AV-101 early in calendar 2012.  AV-101 expenses in 2012 include costs for the Phase 1 clinical trial program and, in both periods, cost for other on-going AV-101 clinical development efforts conducted by third-party collaborators, including Cato Research Ltd.  Certain of the costs in both periods include non-grant reimbursable costs related to developing AV-101.  The CIRM grant expired at the end of September 2011 and grant-related effort has ceased.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $1,631,000 for the six months ended September 30, 2012, a 19.3% reduction compared with $2,021,000 for the six months ended September 30, 2011.  The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Six Months Ended September 30,
	2012	2011

Salaries and benefits	$268	$459
Stock-based compensation	56	697
Consulting services	85	136
Legal, accounting and other professional fees	293	490
Investor relations	305	1
Insurance	62	45
Travel and entertainment	14	21
Rent and utilities	44	46
Warrant modification expense	440	-
All other expenses	64	126

Total General and Administrative Expense	$1,631	$2,021

      The decrease in salaries and benefits expense in 2012 compared with 2011 results primarily from our forgiveness, in May 2011, in conjunction with the Merger and our going-public transaction, of notes receivable from certain officers in the aggregate amount of $185,000 (excluding tax gross-ups to which they were entitled), which we recorded as compensation expense.  Stock-based compensation expense decreased in 2012 as significant option grants made in prior years became fully-vested late in calendar 2011 and early in calendar 2012.  Legal, accounting and other professional fees in 2011 included significant one-time charges related to the Merger and positioning the Company for its initial public and SEC reporting status.  Current expense reflects more normalized levels.  Since becoming a public reporting and publicly-traded company, we have engaged certain third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company.  A portion of the compensation that we have provided to certain of these providers has been in the form of grants of restricted common stock or warrants to purchase restricted common stock.  In those situations, we are expensing the grant date fair value of the stock or warrants ratably over the term of the underlying contract, with the unexpensed portion recorded in prepaid expenses in the Condensed Consolidated Balance Sheet.  Additionally, we have incurred non-cash warrant modification expense of $440,000 related to reducing the exercise price of certain outstanding warrants to purchase our common stock, as described in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Interest and Other Expenses, Net

Interest expense totaled $376,000 for the six months ended September 30, 2012, a 68% decrease compared with $1,182,000 for the six months ended September 30, 2011.The following table compares the primary components of interest expense between the periods (in $000):

	Six Months Ended
	September 30,
	2012	2011

Interest expense on promissory notes, including discount amortization	$265	$1,180
Charge for fair value of replacement warrants issued in connection with exercise of modified warrants	36	-
Charge related to losses on accounts payable settled by issuance of common stock or notes payable	78	-
Charge related to registration rights for February 2012 12% convertible notes	21	-
Other interest expense, including on capital leases and premium financing	4	3
	404	1,183
Effect of foreign currency fluctuations on notes payable	(28)	-
Interest Income	-	(1)

Interest Expense, net	$376	$1,182

The reduction of interest expense applicable to promissory notes and amortization of the related discounts primarily reflects the effect of the December 2011 conversion to equity of $4.0 million principal of convertible notes plus accrued interest issued to Platinum.  Additionally, other convertible notes and accrued interest outstanding prior to the Merger were converted into common stock at the time of the Merger. As discussed in Note 7, Notes Payable, and in Note 9, Capital Stock, to the Condensed Consolidated Financial Statements, during the quarter ended September 30, 2012, the Company issued restricted shares of its common stock and a note payable in settlement of certain past due accounts payable liabilities and recognized losses aggregating $78,000 based on the fair value of the restricted stock and note issued compared to the recorded liability.

Liquidity and Capital Resources

Since our inception in May 1998, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including secured and unsecured convertible promissory notes and secured and unsecured short-term promissory notes, for cash consideration, as well as from government research grant awards and strategic collaboration payments.  At September 30, 2012, we had $13,000 in cash and cash equivalents.  However, on October 11, 2012, we entered into a Note Exchange and Purchase Agreement with Platinum Long Term Growth Fund, our largest institutional investor (“Platinum”), wherein Platinum agreed to purchase Investment Notes in the aggregate principal amount of $2.0 million, of which an aggregate of $1.0 million was issued on October 11, 2012 and October 19, 2012.  The remaining $1.0 million issuable under the Note Exchange and Purchase Agreement is issuable in two $500,000 tranches in November 2012 and December 2012, provided that we complete a debt or equity financing, or a combination of financings, resulting in the gross proceeds of at least $850,000 (the “Required Financing”). (See Note 11, Subsequent Events).

We anticipate that our cash expenditures during the next twelve months will be approximately $4.0 million to $6.0 million.  We do not believe that our current cash and cash equivalents, including the cash proceeds from the issuance of the Investment Notes, will enable us to fund our operations through the next twelve months.  However, we plan to continue to meet our cash needs and fund our working capital requirements through a combination of additional private placements of our securities, which we believe will include the Required Financing or other private placements of both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Since our inception, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs carefully.

Economic conditions since 2010, including the tightening of available funding in the capital markets, have delayed the extent of advancement on our stem cell technology and clinical development programs.  Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts or on terms favorable to us, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If additional funds are obtained by selling equity or debt securities, substantial dilution to existing stockholders may result. Our future working capital requirements will depend on many factors, including without limitation, the scope and nature of our drug rescue and research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six months ended September 30,
	2012	2011

Net cash used in operating activities	$(1,531)	$(1,789)
Net cash used in investing activities	$-	$(8)
Net cash provided by financing activities, including warrant exercises and sale of Units in 2012 and sale of Units in 2011	$1,463	$1,752

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

        We are from time to time involved in various legal proceedings incidental to the conduct of our business.  We do not have any ongoing legal proceedings at this time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Fall 2012 Private Placement of Units

In September 2012, the Company sold 300,000 Units in a private placement to an accredited investor and received cash proceeds of $150,000. The Units were sold for $0.50 per Unit,with each Unit consisting of one share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share. The proceeds of this private placement have reduced the remaining amount of financing the Company is required to secure from $1.0 million to $850,000 to be entitled to sell additional senior secured convertible promissory notes to Platinum in November and December 2012 under the terms of the Note Exchange and Purchase Agreement described in Note 11, Subsequent Events. The Company expects to use the proceeds from the sale of the Units for general corporate purposes.  The  Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

None.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

VISTAGEN THERAPEUTICS, INC. /s/ Shawn K. Singh
Shawn K. Singh, J.D. Chief Executive Officer (Principal Executive Officer)
/s/ Jerrold D. Dotson
Jerrold D. Dotson
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2012