Form 10-Q
period 2012-12-31
VistaGen Therapeutics, Inc.
filed 2013-02-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________.

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

As of February 12, 20,091,787 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2012

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in $100’s, except share amounts)
	December 31,	March 31,
	2012	2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$24,200	$81,000
Unbilled contract payments receivable	-	106,200
Prepaid expenses	82,800	50,900
Total current assets	107,000	238,100
Property and equipment, net	189,200	74,500
Security deposits and other assets	29,800	29,000
Total assets	$326,000	$341,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,252,300	$1,750,800
Accrued expenses	382,300	657,300
Notes payable and accrued interest	822,100	582,500
Notes payable and accrued interest to related parties	112,000	168,200
Capital lease obligations	7,300	10,500
Deferred revenue	-	13,200
Total current liabilities	2,576,000	3,182,500
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $985,500 at December 31, 2012
and accrued interest	1,337,500	-
Convertible promissory notes, net of discount of $499,300 at March 31, 2012 and accrued interest	-	6,000
Notes payable, net of discount of $1,205,000 at December 31, 2012 and $228,900 at March 31, 2012	1,907,800	2,684,300
Notes payable to related parties, net of discount of $157,900 at December 31, 2012 and $24,300 at
March 31, 2012 and accrued interest	1,051,700	107,700
Warrant liability	3,910,400	-
Accrued officers’ compensation	57,000	57,000
Capital lease obligations	8,000	9,700
Total non-current liabilities	8,272,400	2,864,700
Total liabilities	10,848,400	6,047,200
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 500,000 shares authorized at December 31, 2012 and March 31, 2012;
500,000 and 437,055 Series A shares issued and outstanding at December 31, 2012 and March 31,
2012, respectively	500	400
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2012 and March 31,
2012; 22,065,095 and 18,704,267 shares issued at December 31, 2012 and March 31, 2012,	22,100	18,700
respectively
Additional paid-in capital	57,578,200	52,539,500
Treasury stock, at cost, 2,713,308 and 2,083,858 shares of common stock held at December 31, 2012
and March 31, 2012, respectively	(3,968,100)	(3,231,700)
Notes receivable from sale of common stock	(256,000)	(250,000)
Deficit accumulated during development stage	(63,899,100)	(54,782,500)
Total stockholders’ deficit	(10,522,400)	(5,705,600)
Total liabilities and stockholders’ deficit	$326,000	$341,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in $100’s, except share and per share amounts)
					May 26, 1998
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
Revenues:
Grant revenue	$-	$2,400	$200,400	$873,300	$12,963,100
Collaboration revenue	-	-	-	-	2,283,600
Other	-	-	-	-	1,123,500
Total revenues	-	2,400	200,400	873,300	16,370,200
Operating expenses:
Research and development	1,119,600	1,305,600	3,092,200	3,561,000	29,217,100
Acquired in-process research and development	-	-	-	-	7,523,200
General and administrative	799,000	1,547,900	2,430,200	3,569,100	29,548,600
Total operating expenses	1,918,600	2,853,500	5,522,400	7,130,100	66,288,900
Loss from operations	(1,918,600)	(2,851,100)	(5,322,000)	(6,256,800)	(49,918,700)
Other expenses, net:
Interest expense, net	(235,400)	(455,500)	(611,700)	(1,637,600)	(10,053,200)
Change in put and note extension option and
warrant liabilities	357,800	-	357,800	(78,000)	776,300
Loss on early extinguishment of debt	(3,537,000)	(1,193,500)	(3,537,000)	(1,193,500)	(4,730,500)
Other income	-	-	-	-	47,500
Loss before income taxes	(5,333,200)	(4,500,100)	(9,112,900)	(9,165,900)	(63,878,600)
Income taxes	(1,800)	-	(3,700)	(1,600)	(20,500)
Net loss	(5,335,000)	(4,500,100)	(9,116,600)	(9,167,500)	(63,899,100)

Deemed dividend on Series A Preferred stock	(7,125,000)	-	(7,125,000)	-	(7,125,000)

Net loss attributable to common stockholders	$(12,460,000)	$(4,500,100)	$(16,241,600)	$(9,167,500)	$(71,024,100)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.68)	$(0.28)	$(0.93)	$(0.65)
Weighted average shares used in computing
basic and diluted net loss attributable to
common stockholders per common share	18,292,301	16,035,861	17,411,993	14,139,007

Comprehensive loss	$(5,335,000)	$(4,500,100)	$(9,116,600)	$(9,167,500)	$(63,899,100)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in $100’s)
			Period From
			May 26, 1998
			(Inception)
	Nine Months Ended		Through
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(9,116,600)	$(9,167,500)	$(63,899,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	33,500	764,700
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	320,800	57,200	580,000
Amortization of discounts on Platinum notes	4,500	908,900	3,553,200
Amortization of discounts on August 2010 short-term notes	-	14,300	572,000
Amortization of discounts on February 2012 12% convertible notes	26,900	-	22,700
Loss on early extinguishment of debt	3,537,000	1,193,500	4,730,500
Loss on settlements of accounts payable	78,300	-	78,300
Change in warrant and put and note term extension option liabilities	(357,800)	77,900	(776,400)
Stock-based compensation	962,000	1,447,400	5,316,300
Expense related to modification of warrants	440,700	741,700	1,182,400
Fair value of Series C preferred stock, common stock, and warrants
granted for services prior to the Merger	-	131,300	1,056,600
Fair value of common stock granted for services following the Merger	340,000	-	792,000
Fair value of warrants granted for services and interest following the Merger	150,000	-	714,500
Fair value of additional warrants granted pursuant to exercises of modified warrants (May-August 2012) and under Discounted Warrant Exercise
Program (2011)	35,900	-	174,000
Fair value of common stock issued for note term modification	-	-	22,400
Interest income on note receivable for stock purchase	(26,800)		(26,800)
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	106,200	34,400	-
Prepaid expenses and other current assets	(16,500)	458,100	(21,000)
Security deposits and other assets	-	-	(29,000)
Accounts payable and accrued expenses	1,014,400	1,267,800	17,595,000
Deferred revenues	(13,200)	(45,700)	-
Net cash used in operating activities	(2,493,200)	(2,847,200)	(20,001,700)

Cash flows from investing activities:
Purchases of equipment, net	(131,100)	(13,400)	(811,900)
Net cash used in investing activities	(131,100)	(13,400)	(811,900)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	480,600	2,528,400	3,280,600
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants (May-August 2012) and under
Discounted Warrant Exercise Program (2011)	262,100	1,037,100	1,428,400
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	2,222,100	-	5,922,100
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(15,300)	(24,300)	(115,800)
Repayment of notes	(382,000)	(653,500)	(1,714,400)
Net cash provided by financing activities	2,567,500	2,887,700	20,837,800
Net increase in cash and cash equivalents	(56,800)	27,100	24,200
Cash and cash equivalents at beginning of period	81,000	139,300	-
Cash and cash equivalents at end of period	$24,200	$166,400	$24,200

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company applying human pluripotent stem cell technology for drug rescue and novel pharmaceutical assays for predictive heart and liver toxicology and drug metabolism screening. VistaGen's drug rescue activities are focused on combining its human pluripotent stem cell technology platform, Human Clinical Trials in a Test Tube™, with modern medicinal chemistry to generate new chemical variants (Drug Rescue Variants) of once-promising small molecule drug candidates. These are drug candidates discontinued due to heart or liver toxicity or drug metabolism issues after substantial investment and development by large pharmaceutical companies, the U.S. National Institutes of Health (NIH) or university laboratories. VistaGen uses its pluripotent stem cell technology and novel bioassay systems to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates, including Drug Rescue Variants, before they are ever tested in humans, bringing human biology to the front end of the conventional drug development process.

Additionally, VistaGen's orally-available, small molecule drug candidate, AV-101, has successfully completed Phase 1 development for treatment of neuropathic pain. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects millions of people worldwide. To date, the NIH has awarded VistaGen approximately $8.8 million for preclinical and clinical development of AV-101.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to stem cell research and stem-cell based bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

The Merger

VistaGen Therapeutics, Inc., a California corporation and a wholly-owned subsidiary of the Company (“VistaGen California”), was incorporated in California on May 26, 1998. Excaliber Enterprises, Ltd. (“Excaliber” or the “Company”) was organized as a Nevada corporation on October 6, 2005. On May 11, 2011, Excaliber acquired all outstanding shares of VistaGen California for 6,836,452 shares of Excaliber common stock (the “Merger”), and assumed VistaGen California’s pre-Merger obligations to contingently issue common shares in accordance with stock option agreements, warrant agreements, and a convertible promissory note. As part of the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two stockholders for a nominal amount, leaving 784,500 shares of Excaliber common stock outstanding at the date of the Merger. The 6,836,452 shares issued to VistaGen California’s stockholders in connection with the Merger represented approximately ninety percent (90%) of the outstanding shares of the Company’s common stock after the Merger. As a result of the Merger, the business of VistaGen California became the business of the Company. Shortly after the Merger:

●	Each of the prior directors of VistaGen California was appointed as a director of the Company;
●	The prior directors and officers of Excaliber resigned as officers and directors of the Company;
●	VistaGen California’s prior officers were appointed as officers of like tenor of the Company;
●	The Company’s directors approved a two-for-one (2:1) forward stock split of the Company’s common stock;
●	The Company’s directors approved an increase in the number of shares of common stock the Company was authorized to issue from 200 million to 400 million shares;
●	The Company changed its name to “VistaGen Therapeutics, Inc.”;
●	The Company’s common stock began trading on the OTC Bulletin Board under the symbol “VSTA” effective on June 21, 2011; and
●	The Company adopted VistaGen California's fiscal year-end of March 31st, with VistaGen California as the accounting acquirer.

VistaGen California, as the accounting acquirer in the Merger, recorded the Merger as the issuance of common stock for the net monetary assets of the Company, accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. A total of 1,569,000 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) stock split noted above, have been retroactively reflected as outstanding for all periods presented in the accompanying Condensed Consolidated Financial Statements of the Company.

In October 2011, the Company’s stockholders amended the Company’s Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400 million shares to 200 million shares; (2) authorize the Company to issue up to 10 million shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock. In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred”). Pursuant to the Note Exchange and Purchase Agreement of October 12, 2012 (the “October 2012 Agreement”) between the Company and Platinum Long Term Growth VII, LLC (“Platinum”), the Company’s largest institutional investor, Platinum has the right and option to exchange all 500,000 shares of the Company’s Series A Preferred held by Platinum for (i) a total of 15,000,000 shares of the Company’s common stock, and (ii) a five-year warrant to purchase 7,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 9, Capital Stock).

The Condensed Consolidated Financial Statements in this Quarterly Report represent the activity of VistaGen California from May 26, 1998, and the consolidated activity of VistaGen California and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation) from May 11, 2011 (the date of the Merger). The consolidated financial statements also include the accounts of VistaGen California’s wholly-owned subsidiaries, Artemis Neuroscience, Inc. (“Artemis”), a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2012 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP. Additionally, certain reclassifications have been made to the Condensed Consolidated Balance Sheet at March 31, 2012 to conform to current year presentation. The operating results for the nine months ended December 31, 2012 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2013 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2012 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”).

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through December 31, 2012, the Company has accumulated a deficit of $63.9 million during its development stage. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue, predictive toxicology and cell therapy business programs.

At December 31, 2012, the Company had $24,200 in cash and cash equivalents. The Company’s principal source of financing during the quarter ended December 31, 2012 was proceeds from certain financing transactions between the Company and Platinum. On July 2, 2012 and on August 31, 2012, the Company issued to Platinum 10% senior secured convertible promissory notes in the principal amount of $500,000 (the “July 2012 Platinum Note”) and $750,000 (the “August 2012 Platinum Note”), respectively, (see Note 7, Convertible Promissory Notes and Other Notes Payable). On October 11, 2012, the Company and Platinum entered into the October 2012 Agreement, wherein Platinum agreed to purchase additional 10% senior secured convertible promissory notes in the aggregate principal amount of $2.0 million, issuable over four $500,000 tranches between October 2012 and December 2012. The first and second $500,000 tranches, in the aggregate principal amount of $1.0 million, were purchased by Platinum on October 11, 2012 and October 19, 2012, respectively. The final two $500,000 tranches, were combined into a single senior secured promissory note in the aggregate principal amount of $1.0 million (the “$1.0 Million Note”), pursuant to amendments to the October 2012 Agreement entered into by the Company and Platinum on November 14, 2012 and January 31, 2013 (the “NEPA Amendments”). Under the terms of the NEPA Amendments, Platinum agreed to purchase the $1.0 Million Note within five (5) business days of the Company's notice to Platinum of the consummation of a debt or equity financing, or combination of financings, prior to February 15, 2013, resulting in gross proceeds to the Company of at least $1.0 million, (see Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 12, Subsequent Events.)

Through December 31, 2012, the Company issued 951,256 Units in private placements to accredited investors and received cash proceeds of $475,600. The Units were sold for $0.50 per Unit and each Unit consisted of one share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share. At December 31, 2012, the proceeds of these private placements have reduced the remaining amount of financing the Company is required to secure from $1.0 million to $524,400 to be entitled to sell the $1.0 Million Note to Platinum as described above. (See Note 12, Subsequent Events.)

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

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those relating to revenue recognition, share-based compensation, and assumptions that have been used to value warrants, warrant modifications, previous put option and note term extension and warrant liabilities.

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

The Company recorded share-based compensation costs of $813,700 and $962,000 for the three and nine month periods ended December 31, 2012, respectively and $468,100 and $1,447,400 for the three and nine month periods ended December 31, 2011, respectively. At December 31, 2012, there were options outstanding to purchase 4,966,771 shares of the Company’s common stock at a weighted average exercise price of $1.33 per share. See Note 10, Stock Based Compensation, for additional information regarding stock-based compensation.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per common share are as follows:

	December 31,
	2012	2011

Series A preferred stock issued and outstanding (1)	15,000,000	4,370,550
Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000	-
Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,966,771	4,806,114
Outstanding warrants to purchase common stock	9,873,034	3,451,728
October 2012 10% convertible Exchange Note and Investment Notes issued to Platinum including accrued interest through December 31, 2012 (2)	4,645,198	-

Total	41,895,003	12,628,392

(1) at December 31, 2012, assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

Recent Accounting Pronouncements

        There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2012, that are of significance or potential significance to the Company.

Note 4.  Fair Value Measurements

The Company follows the principles of fair value accounting as they relate to its financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price that represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

●	Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012 (see Note 7, Convertible Promissory Notes and Other Notes Payable), and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the October 2012 Agreement, the Company determined that the warrants included certain exercise price adjustment features and, as a result, the Company determined that the warrants were liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs. Inputs used to determine fair value include the remaining contractual term of the notes and warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum's exchange of the shares of Series A preferred stock it holds into shares of common stock. Changes in the fair value of these warrant liabilities have been recognized as non-cash income in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012:
Warrant liability	$3,910,400	$-	$-	$3,910,400
March 31, 2012:
Warrant liability	$-	$-	$-	$-

During the three month periods ended December 31, 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Warrant
	Liability	Total
Balance at March 31, 2012	$-	$-
Recognition of warrant liability upon issuance of warrants to Platinum under October 2012 Agreement	1,200,000	1,200,000
Recognition of warrant liability in connection with Series A Exchange Warrant potentially issuable to Platinum under October 2012 Agreement	3,068,200	3,068,200
Mark to market gain included in net loss	(357,800)	(357,800)

Balance at December 31, 2012	$3,910,400	$3,910,400

No assets or other liabilities were carried at fair value at December 31, 2012 or March 31, 2012.

        During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4.0 million (the “Original Platinum Notes”) to Platinum Long Term Growth VII, LLC (“Platinum”). On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “May 2011 Platinum Note”) with a principal balance of $4.0 million (“May 2011 Amendment”). In conjunction with the issuance of the Original Platinum Notes, the Company determined that i) the cash payment option or put option, which provided the lender with the right to require the Company to repay part of the debt at a 25% premium, and ii) the note term extension option, which provided the lender with the right to extend the maturity date by one year, were embedded derivatives that should be bifurcated and accounted for separately as liabilities. In conjunction with the issuance of the Original Platinum Notes, the Company also issued warrants to purchase 560,000 shares of its common stock. These warrants included certain exercise price adjustment features and, as a result, the Company determined that the warrants were liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the i) put option and note term extension option using an internal valuation model with Level 3 inputs and ii) the warrant liability using a lattice model with Level 3 inputs. Inputs used to determine fair value include estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities prior to the May 2011 Amendment were recognized as a non-cash charge or income in other income (expense) in the consolidated statements of operations.

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

In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the May 2011 Platinum Note and warrants issued to Platinum were cancelled in exchange for shares of the Company’s Series A Preferred.

Note 5.  Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2012 and March 31, 2012 (amounts in 100’s).

	December 31,	March 31,
	2012	2012

Investor relations and awareness services paid by issuance of common stock or warrants	$-	$19,700
Insurance	42,300	19,000
Legal fees	28,900	6,100
All other	11,600	6,100

	$82,800	$50,900

Note 6.  Accrued Expenses

Accrued expenses consist of the following at December 31, 2012 and March 31, 2012 (amounts in 100’s).

	December 31,	March 31,
	2012	2012

Accrued professional services	$68,300	$107,400
Accrued research and development expenses	-	237,500
Accrued vacation pay and other compensation	223,400	229,900
Accrued placement agent fees	50,000	50,000
Accrued royalties and license fees	29,700	5,000
All other	10,900	27,500

	$382,300	$657,300

Note 7. Convertible Promissory Notes and Other Notes Payable

The following table summarizes the components of the company’s secured and unsecured promissory notes and other notes payable at December 31, 2012 and March 31, 2012 (amounts in 100’s).

	December 31, 2012			March 31, 2012
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$28,900	$1,301,500	$-	$-	$-
Investment Note issued on October 11, 2012	500,000	11,300	511,300	-	-	-
Investment Note issued on October 19, 2012	500,000	10,200	510,200	-	-	-
	2,272,600	50,400	2,323,000	-	-	-
Aggregate note discount	(985,500)	-	(985,500)	-	-	-
Total Senior notes (non-current)	$1,287,100	$50,400	$1,337,500	$-	$-	$-

Convertible Promissory Notes:
February 2012 12% convertible promissory notes	$-	$-	$-	$500,000	$5,300	$505,300
Note discount	-	-	-	(499,300)	-	(499,300)
Total 12% convertible notes, net (non-current)	$-	$-	$-	$700	$5,300	$6,000

Notes Payable to unrelated parties:
7.0% Notes payable (April 2011)	$11,500	$100	$11,600	$63,800	$400	$64,200
7.0% Notes payable (August 2012)	60,000	1,400	61,400	-	-	-
	71,500	$1,500	$73,000	63,800	$400	$64,200
less: current portion	(18,100)	(1,500)	(19,600)	(63,800)	(400)	(64,200)
7.0% Notes payable - non-current portion	$53,400	$-	$53,400	$-	$-	$-

7.5% Notes payable to service providers for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$91,800	$900	$92,700	$93,400	$1,100	$94,500
Desjardins	211,700	2,000	213,700	224,300	2,800	227,100
McCarthy Tetrault	435,900	200	436,100	459,400	5,700	465,100
May 2011 Morrison Foerster	-	-	-	2,420,100	37,900	2,458,000
August 2012 Morrison & Foerster Note A	964,700	-	964,700	-	-	-
August 2012 Morrison & Foerster Note B (1)	1,379,400	34,600	1,414,000	-	-	-
University Health Network (1)	549,500	9,300	558,800	-	-	-
	3,633,000	47,000	3,680,000	3,197,200	47,500	3,244,700
Note discount	(1,205,500)	-	(1,205,500)	(228,900)	-	(228,900)
	2,427,500	47,000	2,474,500	2,968,300	47,500	3,015,800
less: current portion	(617,000)	(3,100)	(620,100)	(367,700)	-	(367,700)
non-current portion and discount	$1,810,500	$43,900	$1,854,400	$2,600,600	$47,500	$2,648,100

5.8% and 8% Notes payable to insurance
premium financing company (current)	$15,900	$-	$15,900	$4,600	$-	$4,600

10% Notes payable to vendors for accounts
payable converted to notes payable	$144,400	$22,100	$166,500	$165,400	$16,800	$182,200
less: current portion	(144,400)	(22,100)	(166,500)	(146,000)	-	(146,000)
non-current portion	$-	$-	$-	$19,400	$16,800	$36,200

Total notes payable to unrelated paties	$2,659,300	$70,600	$2,729,900	$3,202,100	$64,700	$3,266,800
less: current portion	(795,400)	(26,700)	(822,100)	(582,100)	(400)	(582,500)
non-current portion and discount	$1,863,900	$43,900	$1,907,800	$2,620,000	$64,300	$2,684,300

Notes payable to related parties:
April 2011 7 % Note to Cato Holding Co.	$-	$-	$-	$293,300	$6,900	$300,200
October 2012 7.5% Note to Cato Holding Co.	293,600	1,900	295,500	-	-	-
October 2012 7.5% Note to Cato Research Ltd. (1)	1,009,000	17,100	1,026,100	-	-	-
	1,302,600	19,000	1,321,600	293,300	6,900	300,200
Note discount	(157,900)	-	(157,900)	(24,300)	-	(24,300)
Total notes payable to related parties	1,144,700	19,000	1,163,700	269,000	6,900	275,900
less: current portion	(110,100)	(1,900)	(112,000)	(168,200)	-	(168,200)
non-current portion and discount	$1,034,600	$17,100	$1,051,700	$100,800	$6,900	$107,700
____________
(1) Note and interest payable solely in restricted shares of the Company's common stock; see description of debt restructuring in Note 7.

Senior Secured Convertible Promissory Notes

On July 2, 2012 and on August 31, 2012, the Company issued to Platinum senior secured convertible promissory notes in the principal amount of $500,000 (the “July 2012 Platinum Note”) and $750,000 (the "August 2012 Platinum Note"), respectively. The July 2012 Platinum Note and the August 2012 Platinum Note each accrued interest at the rate of 10% per annum and were due and payable on July 2, 2015. The July 2012 Platinum Note and the August 2012 Platinum Note were each mandatorily convertible into securities that may be issued by the Company in an equity, equity-based, or debt financing, or series of financings, subsequent to the issuance of the note resulting in gross proceeds to the Company of at least $3,000,000, excluding any additional investment by Platinum.

On October 11, 2012, the Company and Platinum entered into a Note Exchange and Purchase Agreement (the “October 2012 Agreement”) in which the July 2012 Platinum Note and the August 2012 Platinum Note, (together, the "Existing Notes") as well as the related accrued interest, were consolidated into and exchanged for a single senior secured convertible note in the amount of $1,272,577 (the "Exchange Note") and Platinum agreed to purchase 10% senior secured convertible promissory notes in the aggregate principal amount of $2.0 million (the “Investment Notes”), issuable over four $500,000 tranches between October 2012 and December 2012. The first and second $500,000 Investment Notes, in the aggregate principal amount of $1.0 million, were purchased by Platinum on October 11, 2012 and October 19, 2012, respectively.  The Company and Platinum also entered into an amended and restated Security Agreement to secure repayment of all obligations due and payable under the terms of the Investment Notes and Exchange Note.

On November 14, 2012 and January 31, 2013, the Company and Platinum entered into amendments to the October 2012 Agreement (the “NEPA Amendments”), pursuant to which the final two $500,000 tranches were combined into a single Investment Note in the aggregate principal amount of $1.0 million (the “$1.0 Million Note”). Under the terms and conditions of the NEPA Amendment, Platinum agreed to purchase the $1.0 Million Note within five business days of the Company's notice to Platinum of the consummation of a debt or equity financing, or combination of financings, prior to February 15, 2013, resulting in gross proceeds to the Company of at least $1.0 million (the “Additional Financing Requirement”), provided, however, that the $1.0 Million Note would not be issued prior to January 1, 2013.

The Exchange Note and each Investment Note (together, the “Notes”) accrues interest at a rate of 10% per annum and, subject to certain limitations and exceptions set forth in the Notes, will be due and payable in shares of the Company’s common stock on October 11, 2015, or three years from the date of issuance, as determined by the terms of the Investment Notes. At maturity, all principal and accrued interest under the Notes shall be payable by the Company through the issuance of restricted shares of common stock to Platinum. Subject to certain potential adjustments set forth in the Notes, the number of shares of common stock issuable as payment in full for each note at maturity will be calculated by dividing the outstanding note balance plus accrued interest by $0.50 per share, subject to certain adjustments. Prior to maturity, the outstanding principal and any accrued interest on the Exchange Note and each of the Investment Notes is convertible, in whole or in part, at Platinum’s option into shares of the Company’s common stock at a conversion price of $0.50 per share. The conversion feature in each of the Notes constitutes a beneficial conversion feature at the date of issuance.

As additional consideration for the purchase of the Investment Notes, the Company agreed to issue to Platinum a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock, issuable in separate tranches of 500,000 shares each, to be issued together with each Investment Note, of which a warrant to purchase 500,000 shares was issued to Platinum on October 11, 2012 and on October 19, 2012 (each an “Investment Warrant”). In addition, the Company issued Platinum a warrant to purchase 1,272,577 shares of the Company’s common stock in connection with the issuance of the Exchange Note (the “Exchange Warrant”). Each warrant has a term of 5 years and an exercise price of $1.50, subject to certain adjustments. The Company and Platinum also executed and subsequently amended a security agreement to secure repayment of all obligations due and payable under the terms of the Exchange Note and all Investment Notes.

As a result of the beneficial conversion feature in the Exchange Note and the issuance of the Exchange Warrant, the Company determined that the cancellation of the Existing Notes and the issuance of the Exchange Note should be accounted for as an extinguishment of debt. The Company determined that the fair value of the Exchange Note, including the beneficial conversion feature, was $2,355,800 using a Monte Carlo simulation model and inception-date assumptions including market price of common stock of $0.75 per share; stock price volatility of 85%; risk-free interest rate of 0.67%; conversion price of $0.50 per share; note term of 3 years; 75% probability that conversion would occur at or immediately prior to maturity; and 25% probability that an event requiring either the repayment of the Exchange Note or its conversion into common stock would occur prior to maturity. The fair value of the Exchange Note at inception represented a substantial premium over its face value. In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, the Company recognized the premium in excess of the face value, $1,083,200, as a non-cash charge to loss on early extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income and as a credit to additional paid-in capital and recorded the liability for the Exchange Note at its face value.

Subject to limited exceptions, which include issuances of common stock pursuant to the 2012 Private Placement of Units (see Note 9, Capital Stock), the Exchange Warrant and each of the Investment Warrants include certain exercise price reset and anti-dilution protection features in the event that the Company issues other shares of common stock during the five-year term of the warrants at a price less than their initial $1.50 per share exercise price. As a result of these provisions, the Exchange Warrant and the Investment Warrants do not meet the criteria set forth in ASC 815, Derivatives and Hedging, to be considered indexed to the Company’s own stock and treated as equity instruments. Consequently, the Company recorded the Exchange Warrant and each of the Investment Warrants as liabilities at their fair value, which was estimated at the issuance date using a Monte Carlo simulation model, with assumptions including market price of common stock of $0.75 per share, stock price volatility of 85%, risk-free interest rate of 0.67%; exercise price of $1.50 per share and term of 5 years. The fair value of the Exchange Warrant, $672,000 at the date of issuance, was recorded as a liability and as a corresponding charge to loss on early extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income. The fair value of each Investment Warrant, $264,000 at the date of issuance, was recorded as a liability and as a corresponding discount to the related Investment Note. Subject to limitations of the absolute amount of discount attributable to each Investment Note, the Company treated the issuance-date intrinsic value of the beneficial conversion feature embedded in each Investment Note as an additional component of the discount attributable to each Investment Note and recorded $231,000 as a discount attributable to the beneficial conversion feature for each Investment Note. The Company amortizes the aggregate discount attributable to each of the Investment Notes using the interest method over the respective term of each note. The effective interest rate on both the October 11, 2012 Investment Note and the October 19, 2012 Investment Note at the issuance date was 159.05%.

The fair value of the Exchange Warrant and Investment Warrants was re-measured as of December 31, 2012 at an aggregate of $1,102,000 and the $98,000 reduction in fair value since inception was reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.

February 2012 Convertible Promissory Notes

On February 28, 2012, the Company completed a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes"). Each Note accrued interest at the rate of 12% per annum and was to mature on the earlier of (i) twenty-four months from the date of issuance, or (ii) the consummation of an equity, equity-based, or series of equity-based financings resulting in gross proceeds to the Company of at least $4.0 million (the “Qualified Financing Threshold”). The holders of the Notes had the right to voluntarily convert the outstanding principal amount of the Notes and all accrued and unpaid interest (the “Outstanding Balance”) at any time prior to maturity into that number of shares of the Company’s common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares"). In addition, in the event the Company consummated a financing equal to or exceeding the Qualified Financing Threshold, and the price per unit of the securities sold, or price per share of common stock issuable in connection with such financing, was at least $2.00 (a “Qualified Financing”), the Outstanding Balance would have automatically converted into such securities, including warrants, that were issued in the Qualified Financing, the amount of which would have been determined according to the following formula: (Outstanding Balance at the closing date of the Qualified Financing) x (1.25) / (the per security price of the securities sold in the Qualified Financing). The purchaser of each Note was issued a five-year warrant to purchase, for $2.75 per share, the number of shares of the Company’s common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 shares of the Company’s common stock upon exercise of the warrants (the “Warrant Shares”).

The Company entered into a Registration Rights Agreement with the purchasers of the February 2012 Notes pursuant to which the Company agreed to register for resale the Conversion Shares and the Warrant Shares. The Company agreed to file a registration statement no later than ninety days from the February 28, 2012 closing date, or by May 28, 2012 (the “Filing Deadline”). Should the Company not have filed the registration statement by the Filing Deadline or if the registration statement had not been declared effective by the agreed upon effectiveness deadline, the Company was required to make aggregate payments to the purchasers in an amount equal to 1% of the $500,000 aggregate face amount of the February 2012 Notes for each 30-day period following the Filing Deadline, or pro-rata portion thereof, with an aggregate limitation of $50,000.

On November 15, 2012, the holders of the February 2012 Notes entered into an Exchange Agreement with the Company (the "Exchange Agreement"). Under the terms of the Exchange Agreement, (i) the current amount due under the terms of the February 2012 Notes, $678,600, which amount included all accrued interest as well as additional consideration for the conversion, was exchanged for a total of 1,357,281 unregistered shares of the Company's common stock and five-year warrants to purchase 678,641 unregistered shares of the Company's common stock at an exercise price of $1.50 per share (the "Note Exchange Securities"); and (ii) the Registration Rights Agreement was terminated. Additionally, the Company issued a five-year warrant to purchase 72,000 unregistered shares of the Company’s common stock at an exercise price of $1.50 per share as partial compensation to an investment bank that had placed certain of the Notes. The Company recorded the issuance of the warrants with a charge to interest expense of $28,200 and a corresponding credit to additional paid-in capital.

The Company determined that the exchange of the Notes into shares of its common stock should be accounted for as an extinguishment of debt. The Company recognized as consideration in the exchange the sum of (i) the fair value of the common stock issued in the exchange at the quoted market price of $0.70 per share on the date of the exchange, or $950,100, and (ii) the fair value of the warrants, which was determined to be $0.39 per share, or $265,500, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.70; exercise price per share: $1.50; risk-free interest rate: 0.62%; contractual term: 5 years; volatility: 89.5%; expected dividend rate: 0%. The aggregate consideration less the net carrying value of the Notes, including accrued interest, resulted in the recognition of $1,145,100 as a non-cash loss on early extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The warrants issued to the investment bank were valued using the same assumptions as used for the warrants issued to the exchanging note holders.

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

In April 2011, the Company and the holder of the $175,000 August 2010 Short-Term Note amended the note, whereby the Company paid $50,000 of the note balance in May 2011 and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance. In September 2011, the Company and the holder agreed to modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance. For strategic purposes, the Company did not make the February 2012 and March 2012 payments as scheduled. In March 2012, the Company and the note holder again agreed to modify the payment schedule to require seven monthly payments of $9,171 beginning June 1, 2012 with the final payment due on December 1, 2012 to include interest accrued after March 2012. The Company made payments totaling $55,000 during the period from June 1, 2012 to December 31, 2012.

Issuance and Restructuring of Long-Term Promissory Note to Cato Holding Company

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") and its affiliates, which included the $105,000 balance of the August 2010 Short-Term Note issued to Cato BioVentures discussed above, were consolidated into a single note, in the principal amount of $352,273 (the “2011 CHC Note”). Concurrently, CHC released all of its security interests in certain of the Company’s personal property. The 2011 CHC note bears interest at 7% per annum, compounded monthly. Under the terms of the note, the Company was to make six monthly payments of $10,000 each beginning June 1, 2011, and thereafter to make payments of $12,500 monthly until the note was repaid in full. The Company had the option to prepay the outstanding balance under this note in full or in part at any time during its term without penalty.

On October 10, 2012, the Company and CHC restructured the 2011 CHC Note. The 2011 CHC Note was cancelled and exchanged for a new unsecured promissory note in the principal amount of $310,443 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 shares of the Company’s common stock at a price of $1.50 per share (the “CHC Warrant”). The 2012 CHC Note accrues interest at a rate of 7.5% per annum and is due and payable in monthly installments of $10,000, beginning November 1, 2012 and continuing until the outstanding balance is paid in full.

The Company determined that the cancellation of the 2011 CHC Note and the issuance of the 2012 CHC Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the 2012 CHC Note at its fair value of $291,100 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CHC Warrant to be $0.48 per share, or $120,462, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.00; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%. The Company recognized the difference between the sum of the fair values of the 2012 CHC Note and the CHC Warrant less the carrying value of the 2011 CHC Note, $119,100, as a non-cash loss on early extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  The fair value of the warrant, $120,462, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the 2012 CHC Note and its fair value, $19,343, has been treated as a discount to the note and is being amortized over the term of the note using the interest method, resulting in an effective interest rate of 11.9% on the CHC 2012 Note.

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

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins. The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due. The Company was required to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. Beginning on January 1, 2012, the Company shall also make payments equal to one-half percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note. At September 30, 2012, the Company had not made the monthly payments required for February through September 2012. However, the Company resumed such monthly payments in October 2012.

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with Canadian legal services provided to the Company. The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due. The Company was required to make payments of CDN $10,000 per month beginning May 31, 2011, which payment amounts increased to CDN $15,000 per month on January 31, 2012. Beginning on January 1, 2012, the Company is also required to make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note. At September 30, 2012, the Company had not made the monthly payments required for February through September 2012. In October 2012, the Company and McCarthy agreed to extend the term of the note through March 2015 and the Company resumed the monthly payments.

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

Restructuring of Note Payable to Morrison & Foerster

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, amended a previously outstanding note (the “Original Note”) issued by the Company in payment of legal services (the “Amended Note”). Under the Amended Note, the principal balance of the Original Note was increased to $2,200,000, interest accrued at the rate of 7.5% per annum, and the Company was required to make an additional payment of $100,000 within three business days of the date of the Amended Note. The Company made the required $100,000 payment in a timely manner.

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

The New M&F Warrant is exercisable for the number of shares of the Company’s common stock equal to the principal and accrued interest due under the terms of Replacement Note B divided by the warrant exercise price of $1.00 per share. At the August 31, 2012 date of grant, the New M&F Warrant was exercisable to purchase 1,379,376 shares of the Company’s common stock. The New M&F Warrant effectively permits exercise only by the cancellation in whole or in part of the Company’s indebtedness under either of the Replacement Notes. The New M&F Warrant expires on September 15, 2017. The Company determined the fair value of the New M&F Warrant to be $0.64 per share, or $876,800, at the date of grant using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.94; exercise price per share: $1.00; risk-free interest rate: 0.61%; contractual term: 5.04 years; volatility: 88.8%; expected dividend rate: 0%. The note discounts totaling $1,197,900, including the $199,500 remaining unamortized discount recorded prior to the modification, will be amortized to interest expense using the effective interest method over the term of the Replacement Notes. The aggregate amount of the incremental fair value of the Amended M&F Warrant and the fair value of the New M&F Warrant, $998,450, was recognized as equity and was credited to additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets. The effective interest rate on the Replacement Notes at the date of issuance was 32.3%, based on the stated interest rate, the amount of discount, and the term of the Replacement Notes. Through December 31, 2012, the Company has adjusted the New M&F Warrant to increase the number of shares available for purchase by 34,579 shares, based on interest accrued on Replacement Note B through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Restructuring of Accounts Payable to Cato Research Ltd. (“CRL”)

On October 10, 2012, the Company issued to CRL: (i) an unsecured promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, compounded monthly (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the CRL Note, plus all accrued interest thereon, divided by $1.00 per share (the “CRL Warrant”). The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013. The CRL Note is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant, provided, however, that CRL will have the option to require payment of the CRL Note in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company determined that the cancellation of the accounts payable to CRL for CRO Services and the related issuance of the CRL Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the CRL Note at its fair value of $857,900 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CRL Warrant to be $0.48 per share, or $486,164, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.00; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%.  The Company recognized the difference between the sum of the fair values of the CRL Note and the CRL Warrant less the accounts payable balance due to CRL, $335,100, as a non-cash loss on early extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  The fair value of the warrant, $486,164, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the CRL Note and its fair value, $151,100, has been treated as a discount to the note and is being amortized over the term of the note using the interest method, resulting in an effective interest rate of 12.1% on the CRL Note.  Through December 31, 2012, the Company has adjusted the CRL Warrant to increase the number of shares available for purchase by 17,095 shares, based on interest accrued on the CRL Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Restructuring of Accounts Payable to University Health Network (“UHN”)

On October 10, 2012, the Company issued to UHN: (i) an unsecured promissory note in the principal amount of $549,500, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, as payment in full for all sponsored stem cell research and development activities by UHN and Gordon Keller, Ph.D. under the SCRA through September 30, 2012 (the “UHN Note”), and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 549,500 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the UHN Note, plus all accrued interest thereon, divided by $1.00 per share (the “UHN Warrant”). The UHN Note is due and payable on March 31, 2016 and is payable solely by UHN's surrender from time to time of all or a portion of the principal and interest balance due on the UHN Note in connection with its concurrent exercise of the UHN Warrant, provided, however, that UHN will have the option to require payment of the UHN Note in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company determined that the restructuring of the accounts payable to UHN under the SRCA, defined below, and the related issuance of the UHN Note should be accounted for as an extinguishment of debt. Accordingly, the Company recorded the UHN Note at its fair value of $467,211 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the UHN Warrant to be $0.48 per share, or $264,775, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.00; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%. The Company recognized the difference between the sum of the fair values of the UHN Note and the UHN Warrant less the accounts payable balance due to UHN, $182,500, as a non-cash loss on early extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the warrant, $264,775, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the UHN Note and its fair value has been treated as a discount to the note and is being amortized over the term of the note using the interest rate method, resulting in an effective interest rate of 11.3% on the UHN Note. Through December 31, 2012, the Company has adjusted the UHN Warrant to increase the number of shares available for purchase by 9,259 shares, based on interest accrued on the UHN Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note 8.  Licensing and Collaborative Agreements

University Health Network

        On September 17, 2007, the Company and UHN entered into a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012. On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications. Under the terms of the fourth amendment, the Company committed to making monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs. As disclosed in Note 7, Convertible Notes and Other Notes Payable, in October 2012, the Company issued a promissory note in the principal amount of $549,500 and a warrant to UHN as payment in full for services rendered under the fourth amendment. Additionally, the Company and UHN entered into Amendment No. 5 to the SRCA establishing the sponsored research projects and the sponsored research budgets under the SRCA from October 1, 2012 to September 30, 2013, as well as a schedule of the Company’s sponsored research payments for such period totaling $309,000, including an initial payment of $75,000 applicable to services for the period from October 1, 2012 to December 31, 2012.

Concurrent with the execution of the fourth amendment to the SRCA, the Company and UHN entered into a License Agreement under the terms of which UHN granted the Company exclusive rights to the use of a novel molecule that can be employed in the identification and isolation of mature and immature human cardiomyocytes from pluripotent stem cells, as well as methods for the production of cardiomyocytes from pluripotent stem cells that express this marker. In consideration for the grant of the license, the Company has agreed to make payments to UHN totaling $3.9 million, if, and when, it achieves certain commercial milestones set forth in the License Agreement, and to pay UHN royalties based on the receipt of revenue by the Company attributable to the licensed patents.

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.2 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In June 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized NIH grant revenue related to AV-101 in the amounts of $187,000 and $714,000 in the nine-month periods ended December 31, 2012 and 2011, respectively. The grant expired in the ordinary course on June 30, 2012 and has not been extended or renewed.

Cato Research Ltd.

The Company has a long-term strategic development relationship with Cato Research Ltd. (“CRL”), a global contract research and development organization, or CRO. CRL has provided the Company with access to essential CRO services and regulatory expertise supporting its AV-101 preclinical and clinical development programs and other projects. The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $124,700 and $639,300 in the three month and nine month periods ended December 31, 2012, respectively, and $360,000 and $1,019,000 in the three month and nine month periods ended December 31, 2011, respectively. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued an unsecured promissory note in the principal amount of $1,009,000, and a warrant exercisable for 1,009,000 shares of the Company’s common stock, as payment in full of all amounts owed to CRL for CRO services rendered to the Company through December 31, 2012.

Note 9.  Capital Stock

2012 Exchange Agreement with Platinum and Deemed Dividend

On June 29, 2012, the Company and Platinum entered into an Exchange Agreement (the “2012 Platinum Exchange Agreement”) pursuant to which the Company agreed to issue Platinum 62,945 shares of its Series A Preferred Stock (“Series A Preferred”) in exchange for 629,450 shares of common stock owned by Platinum, in consideration for Platinum’s agreement to purchase from the Company the July 2012 Platinum Note, as described in Note 7, Convertible Promissory Notes and Other Notes Payable. Under the terms of the 2012 Platinum Exchange Agreement, Platinum, at its option, may exchange all or a portion of its Series A Preferred for the securities issued in connection with a qualified financing, an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million, based on the stated value of $15.00 per share of Series A Preferred. The Company estimated the fair value of the shares of Series A Preferred tendered to Platinum under the terms of the 2012 Platinum Exchange Agreement at $736,500 ($1.17 per share on a common share equivalent basis). Following the issuance of the Series A Preferred pursuant to the 2012 Platinum Exchange Agreement, Platinum owns all 500,000 authorized and outstanding shares of the Company’s Series A Preferred, each share of which, in accordance with the certificate of designations, is convertible into ten shares of the Company’s common stock. The common shares exchanged for shares of Series A Preferred are treated as Treasury Stock in the accompanying Condensed Consolidated Balance Sheet at December 31, 2012.

Pursuant to the October 2012 Agreement described in Note 7, Convertible Promissory Notes and Other Notes Payable, Platinum’s exchange rights in the Series A Preferred were modified such that Platinum now has the right and option to exchange all 500,000 shares of the Company’s Series A Preferred held by Platinum for (i) a total of 15,000,000 shares of the Company’s common stock, and (ii) a five-year warrant to purchase 7,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The modification of the exchange ratio resulted in a deemed dividend of $7,125,000 to Platinum for accounting purposes, which has been reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter and nine months ended December 31, 2012.  The amount of the deemed dividend was determined based on the value of the 10 million incremental shares to which Platinum is entitled pursuant to the October 2012 Agreement valued at the $0.75 per share quoted market price for the Company’s common stock on the date of the agreement, an aggregate of $7.5 million, adjusted for an expected 95% probability of exercise of the exchange rights by Platinum. The fair value of the five-year warrant, determined to be $0.43 per share, or $3,228,700, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.50; risk-free interest rate: 0.67%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%; and adjusted for an expected 95% probability of exercise of the exchange rights by Platinum, was recognized as a liability in the amount of $3,068,200 at the date of the October 2012 Agreement, with a corresponding charge to Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheet.

The fair value of the Series A Exchange Warrant was re-measured as of December 31, 2012 at $2,808,400 and the $259,800 reduction in fair value since the date of the October 2012 Agreement was reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.

2012 Private Placement of Units

Between September 2012 and December 31, 2012, the Company sold 951,256 Units in private placements to accredited investor and received cash proceeds of $475,600. The Units were sold for $0.50 per Unit and each Unit consisted of one share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share. In addition, in November 2012, pursuant to an Exchange Agreement, the holders of the February 2012 Notes exchanged the aggregate amount of $678,600 due under the terms of such notes for a total of 678,641 Units, consisting of 1,357,281 unregistered shares of the Company's common stock and five-year warrants to purchase 678,641 unregistered shares of the Company's common stock at an exercise price of $1.50 per share. At December 31, 2012, the gross proceeds from these private placements of Units for cash have reduced the remaining amount of financing the Company is required to secure from $1.0 million to $524,400 to be entitled to sell an additional senior secured convertible promissory note to Platinum in February 2013 under the terms of the amended Note Exchange and Purchase Agreement described in Note 7, Convertible Promissory Notes and Other Notes Payable. See Note 12, Subsequent Events, for information regarding additional Unit sales after December 31, 2012.

Warrants and Stock Grants

In April 2012, the Company entered into a contract for investor relations consulting services pursuant to which it granted three-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.80 per share. The Company valued the warrant at $69,200 using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $2.74; exercise price per share: $2.80; risk-free interest rate: 0.50%; contractual term: 3 years; volatility: 79.09%; expected dividend rate: 0%. The fair value of the warrant was initially recorded as a prepaid expense and was being expensed over one year in accordance with the terms of the contract. The contract and related warrant were cancelled in October 2012 and the remaining amount attributable to the fair value of the warrant was expensed.

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

Following the warrant exercises and grants described above, at December 31, 2012, the Company had outstanding warrants to purchase shares of its common stock at a weighted average exercise price of $1.58 per share as follows:

Exercise	Expiration	December 31,
Price	Date	2012

$0.88	5/11/2014	15,428
$1.00	9/15/2017 to 9/30/2017	2,998,809
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	2/28/2017 to 12/13/2017	4,021,570
$1.75	12/31/2013	577,784
$2.00	8/3/2013 to 9/15/2017	604,000
$2.50	5/11/2014	492,004
$2.625	12/31/2013	480,134
$3.00	5/11/2015 to 2/13/2016	563,025

		9,873,034

Modification of Note Receivable for Purchase of Common Stock

In connection with the Company’s May 2011 private placement of units at $1.75 per unit, with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one quarter (1/4) of one share of the Company’s common stock at $2.50 per share, the Company accepted a short term note receivable from an investor in the face amount of $500,000 that was due on September 6, 2011 in payment for 285,714 units purchased in the private placement. In October 2011, the Company modified the note to extend the repayment term through September 1, 2012 and to increase the interest rate to 5% per annum. On November 8, 2012 the Company and the investor again amended the note to require payment of the outstanding balance of $256,000, reflecting unpaid principal and accrued interest, in twenty-four monthly payments of $11,000 beginning in December 2012 and continuing through November 2014, with a final payment of the remaining unpaid principal and interest due in December 2014.

Note 10.  Stock-Based Compensation

During the quarter ended December 31, 2012, when the quoted market price of the Company’s common stock was $0.71 per share, the Company cancelled outstanding options to purchase an aggregate of 870,550 shares of its common stock at exercise prices between $1.13 per share and $2.58 per share held by certain employees, excluding the Company’s Chief Executive Officer and President and Chief Scientific Officer, and consultants and granted those persons new options to purchase an aggregate of 920,550 shares at an exercise price of $0.75 per share. Options granted during the third quarter have a contractual term of 10 years and options to purchase 604,699 shares were granted as immediately vested, with the remaining option shares vesting over a period of two years. During the first quarter of fiscal 2013, when the quoted market price of the Company’s common stock was $0.51, the Company granted options to purchase an aggregate of 155,000 shares of its common stock at an exercise price of $0.51 per share to certain of its employees, excluding the Company’s Chief Executive Officer and President and Chief Scientific Officer, and certain scientific consultants. Options granted during the first quarter have a contractual term of 10 years and vest over a period of 4 years. During the nine months ended December 31, 2011, the Company granted options to purchase an aggregate of 1,020,000 shares of its common stock at exercise prices ranging from $1.75 per share to $2.99 per share to certain of its employees and scientific and business consultants, including members of the Company's Board of Directors and Scientific Advisory Board, and one of the Company’s officers exercised options to purchase 113,636 shares of its common stock at an exercise price of $0.88 per share. As a result of the modification of the option grants during the quarter ended December 31, 2012 described above,  the Company recorded share-based compensation costs of $813,700 and $962,000 for the three and nine month periods ended December 31, 2012, respectively, compared with $468,100 and $1,447,400 for the three and nine month periods ended December 31, 2011, respectively.

The Company used the Black-Scholes option valuation model with the following assumptions to determine share-based compensation expense related to option grants during the nine months ended December 31, 2012:

Expected dividend yield	0%
Exercise price	$0.51 and $0.75
Market price on date of grant	$0.51 and $0.71
Risk-free interest rate	0.895% to 1.74%
Expected (years)	6.25 to 10.0
Volatility	82.9% to 85.4%
Fair value per share at grant date	$0.36 to $0.59

The expected dividend yield is zero, as the Company has not paid any dividends and does not anticipate paying dividends in the near future. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatilities of a peer group of public companies’ stock over the expected term of the option. The expected term of options represents the period that the Company’s share-based compensation awards are expected to be outstanding. The Company used the simplified method provided in SEC Staff Accounting Bulletin 107 to estimate the expected term. The Company calculated the forfeiture rate based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeitures for granted and outstanding options that have not vested.

The following table summarizes activity for the nine months ended December 31, 2012 under the Company’s stock option plans:

	Nine Months Ended
	December 31, 2012
	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at beginning of period	4,805,771	$1.53
Options granted	1,075,550	$0.72
Options exercised	-	$-
Options cancelled	(870,550)	$1.72
Options expired	(44,000)	$0.79

Options outstanding at end of period	4,966,771	$1.33
Options exercisable at end of period	4,169,822	$1.36

Weighted average grant-date fair value of
options granted during the period		$0.52

The following table summarizes information on stock options outstanding and exercisable under the Company’s option plans as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price
$0.51 - $0.72	267,540	7.30	$0.60	112,540	$0.72
$0.75	920,550	9.84	$0.75	631,010	$0.75
$0.80 - $1.13	455,776	4.08	$1.00	445,458	$0.99
$1.50	2,413,250	6.93	$1.50	2,413,250	$1.50
$1.65 - $1.925	725,000	6.32	$1.76	382,909	$1.73
$2.10 - $2.99	184,655	4.62	$2.18	184,655	$2.18

	4,966,771	7.05	$1.33	4,169,822	$1.36

       At December 31, 2012, there were 228,700 shares of the Company’s common stock remaining available for grant under its stock option plans.

Note 11.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is the Company’s second largest institutional stockholder. Pursuant to a loan agreement dated as of February 3, 2004 between CBV and VistaGen, as amended, CBV extended to the Company a $400,000 revolving line of credit. As of April 29, 2011, the outstanding balance under the line of credit agreement was terminated and the Company issued to CHC an unsecured promissory note in the principal amount of $352,273 (the “2011 CHC Note”), which principal amount included the $242,273 outstanding balance on the line of credit as of April 29, 2011, and $105,000 of indebtedness owed to CBV under an August 2010 Short-Term Note. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the 2011 CHC Note was cancelled and exchanged for the 2012 CHC Note and the CHC Warrant. The 2012 CHC Note bears interest at the rate of 7.5% compounded monthly and is payable in monthly installments of $10,000 beginning November 1, 2012 until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2012 Cato Note. Total interest expense on notes payable to CHC was $34,700 and $51,400 in the three month and nine month periods ended December 31, 2012, respectively, and $9,000 and $85,000 in the three month and nine month periods ended December 31, 2011, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $124,700 and $639,300 in the three month and nine month periods ended December 31, 2012, respectively, and $360,000 and $1,019,000 in the three month and nine month periods ended December 31, 2011, respectively. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued to CRL (i) the CRL Note as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) the CRL Warrant. The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013. The CRL Note accrues interest at a rate of 7.5% compounded monthly, is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant. Total interest expense on the CRL Note for the three and nine month periods ended December 31, 2012 was $26,300.

Note 12.  Subsequent Events

January 2013 Amendment to Note Exchange and Purchase Agreement with Platinum and Issuance of Note

 Effective January 31, 2013, the Company and Platinum entered into a second amendment to the October 2012 Agreement described in Note 7, Convertible Promissory Notes and Other Notes Payable, extending until February 15, 2013 the date by which the Company was required to secure commitments for $1.0 million of additional debt and/or equity financing to be entitled to sell an additional $1.0 million senior secured convertible promissory note to Platinum on or before February 22, 2013 (the “Additional Financing Requirement”).  On February 14, 2013, the Company notified Platinum that it had satisfied the Additional Financing Requirement.  Accordingly, the Company expects to issue and sell the $1.0 million note to Platinum on or before February 22, 2013.

2012 Private Placement of Units

From January 1, 2013 through February 13, 2013, the Company entered into agreements to sell an additional $525,000 of Units in a private placement to accredited investors.  The Units were sold for $0.50 per Unit. Each Unit consisted of one share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share.  These commitments satisfied the Additional Financing Requirement and entitle the Company to issue and sell an additional $1.0 million senior secured convertible promissory note to Platinum on or before February 22, 2013, as described immediately above.

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

Overview

We are a biotechnology company focused on using stem cell technology for drug rescue, predictive heart and liver toxicology and drug metabolism screening and cell therapy.

Drug rescue involves the combination of our pluripotent stem cell technology platform, Human Clinical Trials in a Test Tube™, with modern medicinal chemistry to generate new proprietary chemical variants (Drug Rescue Variants) of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by pharmaceutical companies, academic laboratories or the NIH due to heart toxicity, liver toxicity or drug metabolism issues.

We believe the U.S. pharmaceutical industry is facing a drug discovery and development crisis. In 2012, the U.S. pharmaceutical industry invested tens of billions of dollars in research and development. Yet, during its fiscal year 2012, the Center for Drug Evaluation and Research (CDER) of the U.S. Food and Drug Administration (FDA) approved a total of only 35 novel drugs, known as New Molecular Entities (NMEs). Despite substantial annual research and development investment by the pharmaceutical industry, since 2001, the FDA's CDER has approved an average of only approximately 25 NMEs per year. We believe the high cost of drug development and relatively low annual number of FDA-approved NMEs is attributable in large part to the cost of failure associated with unexpected heart or liver toxicity, or drug metabolism issues, during development. In turn, we believe unexpected heart and liver toxicity and drug metabolism issues often result from the limitations of the major toxicological testing systems currently used in the pharmaceutical industry, namely animal testing and cellular assays based on transformed cell lines and human cadaveric cells. We believe better cells make better bioassay systems. And we believe our stem cell technology-based Human Clinical Trials in a Test Tube™ platform enables us to make better cells and bioassay systems than those most often used in drug development.

Applying the clinically predictive capabilities of CardioSafe 3D™ and, when fully-developed, LiverSafe 3D™, and medicinal chemistry, we are focused on generating a pipeline of novel, proprietary, safer drug rescue variants of once-promising drug candidates originally discovered and developed by pharmaceutical companies and others, thereby potentially “rescuing” substantial investment in prior drug discovery research and development.

We plan to license our drug rescue variants to pharmaceutical companies pursuant to development and marketing arrangements designed to generate revenue for us upon (i) license of each drug rescue variant to a pharmaceutical company, (ii) the pharmaceutical company’s achievement of development and regulatory milestones, and (iii) the pharmaceutical company’s commercial sales of the drug rescue variant approved for marketing by the FDA and other regulatory authorities.

We are developing AV-101, an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market and depression. We have successfully completed our Phase 1 clinical program for AV-101, our drug candidate for treatment of neuropathic pain, a serious and chronic condition affecting million people worldwide. To date, we have been awarded approximately $8.8 million of grant funding from the NIH to support preclinical and Phase I clinical development of AV-101.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 10-K for the fiscal year ended March 31, 2012, as filed with the United States Securities and Exchange Commission, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

During the first three quarters of our fiscal year ending March 31, 2013, we have continued to expand the capabilities of CardioSafe 3D™ and develop LiverSafe 3D™.  Additionally, we have continued to advance our review of prospective drug rescue candidates and have completed Phase 1 clinical development of AV-101.  Our efforts during the third quarter were primarily directed to finalizing and analyzing the AV-101 Phase 1b clinical trial results and preparing final clinical study reports required under the terms of our NIH grant awards.  Our executive management has been significantly focused on providing sufficient operating capital to advance our research and development objectives while meeting our continuing operational needs. To that end, we have entered into strategic debt restructuring agreements with certain long-term service providers and research and development collaborators to modify the payment requirements of our liabilities to them by significantly reducing the monthly cash payment requirements related to them, or in certain cases, to entirely restructure the liability so that it is now payable only in shares of our common stock. During the quarter ended September 30, 2012, we entered into such a strategic debt restructuring agreement with Morrison & Foerster (“M&F”), our long term outside legal counsel for intellectual property matters and certain other general corporate and finance matters.  Pursuant to the M&F strategic debt restructuring agreement, we converted approximately $1.4 million of our then-existing promissory note debt to M&F into a new unsecured promissory note payable only in shares of our common stock in connection with M&F’s future exercise of a warrant to purchase approximately 1.4 million shares of our common stock at $1.00 per share, provided, however, that M&F has the option to require us to repay the note in cash upon a change of control or event of default, as both are defined in the agreement. In October 2012, we entered into similar strategic debt restructuring agreements with Cato Research Ltd. (“CRL”), our CRO collaborator for preclinical and Phase 1 clinical development of AV-101, and University Health Network (“UHN”), our long-term stem cell research and development collaborator in Canada, in which we converted approximately $1.0 million of existing accounts payable debt owed to CRL and approximately $0.55 million of existing accounts payable debt owed to UHN into new notes payable only in shares of our common stock in connection with future warrant exercises by CRL and UHN to purchase approximately 1.0 million and 0.55 million shares of our common stock, respectively, at $1.00 per share. Additionally, we have reduced the current monthly unsecured promissory note payment requirements with respect to existing debt of $1.0 million owed to M&F and $0.3 million owed to Cato Holding Company.  Further, we have entered into an agreement with our largest institutional investor, Platinum Long Term Growth VII, LLC (“Platinum”), pursuant to which we expect to receive an aggregate of $3.25 million in cash proceeds, $2.25 million of which we have already received, from the issuance of senior secured convertible promissory notes and related warrants to purchase 3.25 million shares of our common stock. Subject to certain adjustments, these notes are convertible into shares of our common stock at a conversion price of $0.50 per share and the warrants are exercisable at an exercise price of $1.50 per share. Additionally, we modified Platinum’s exchange rights with respect to the shares of our Series A preferred stock that it holds.  These transactions are described in greater detail in Note 7, Convertible Promissory Notes and Other Notes Payable and Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The accounting for these transactions has resulted in the recognition of non-cash losses due to certain of the modifications (loss on early extinguishment of debt) and non-cash interest expense in the financial statements for the quarter and fiscal year-to-date. These transactions, which will potentially require or permit the issuance of shares of our common stock at various points in the future, may be substantially dilutive to our existing stockholders.

Results of Operations

Comparison of Three Months Ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the three months ended December 31, 2012 and 2011 (amounts in $000).
	Three Months Ended December 31,
	2012	2011

Grant Revenue	$-	$2
Operating expenses:
Research and development	1,120	1,306
General and administrative	799	1,548
Total operating expenses	1,919	2,854

Loss from operations	(1,919)	(2,852)

Interest and other expenses (net)	(235)	(455)
Change in warrant liabilities	358	-
Loss on early extinguishment of debt	(3,537)	(1,193)

Loss before income taxes	(5,333)	(4,500)
Income taxes	(2)	-

Net loss	$(5,335)	$(4,500)
Deemed dividend on Series A Preferred Stock	(7,125)	-
Net loss attributable to common stockholders	$(12,460)	$(4,500)

Revenue

The following table compares our primary revenue sources between the periods (in $000):
	Three Months Ended December 31,
	2012	2011

NIH - AV-101 grant	$-	$(18)
CIRM grant	-	-
Subcontract revenue	-	20

Total Revenue	$-	$2

    Although limited project work on AV-101 continues, including the analysis and summarization of the Phase 1b clinical study initiated in the first calendar quarter of 2012, we reported no grant revenue from the NIH grant in the quarter ended December 31, 2012 as the grant expired in its normal course at June 30, 2012 and has not been extended or renewed. We had drawn the maximum amount available under the grant prior to its expiration. Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $1,120,000 for the quarter ended December 31, 2012, a 14% decrease compared to $1,306,000 for the quarter ended December 31, 2011. The following table compares the primary components of research and development expense between the periods (in $000):

	Three Months Ended December 31,
	2012	2011

Salaries and benefits	$202	$309
Stock-based compensation	575	129
UHN research under SRCA	91	150
Technology licenses and royalties	8	23
Project-related third-party research and supplies:
AV-101	127	460
CIRM	-	1
All other including CardioSafe and LiverSafe	81	80
	208	541
Rent	29	28
Depreciation	7	25
Warrant modification expense	-	101

Total Research and Development Expense	$1,120	$1,306

Our scientific research workforce was essentially constant during the quarters ended December 31, 2012 and 2011. Salary and benefits expense decreased primarily as a result of voluntary salary reductions taken by the Company’s senior management during the quarter ended December 31, 2012 and the absence of a compensation bonus granted in December 2011. Stock-based compensation increased in 2012 compared to 2011 as a result of recognizing the expense resulting from the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years and the granting of new options, some granted as immediately vested, having an exercise price of $0.75 per share to those same employees and consultants. Sponsored research at UHN in both 2012 and 2011 reflects our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense decreased in 2012 reflecting reduced costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are passed on to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012 and completed them by mid-year. AV-101 expenses in the current quarter of 2012 primarily reflect the costs associated with finalizing and analyzing the clinical trial results and preparing reports required under the terms of the NIH grant, primarily through third-party collaborators, including Cato Research Ltd. AV-101 expenses in 2011 included the cost of preparing for the clinical trial and other primarily grant-reimbursable efforts conducted by Cato Research Ltd. and other third-party collaborators. The CIRM grant expired at the end of September 2011 and grant-related effort on that project has ceased. We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the level and overlap of project resources, including staffing, that are dedicated to our research and development projects.

General and Administrative Expense

General and administrative expense was $799,000 for the quarter ended December 31, 2012, a 48% reduction compared with $1,548,000 for the quarter ended December 31, 2011. The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Three Months Ended December 31,
	2012	2011

Salaries and benefits	$165	$136
Stock-based compensation	239	339
Consulting services	37	86
Legal, accounting and other professional fees	64	178
Investor relations	204	-
Insurance	30	28
Travel and entertainment	9	17
Rent and utilities	21	22
Warrant modification expense	-	641
All other expenses	30	101

Total General and Administrative Expense	$799	$1,548

Our administrative workforce was essentially constant between the quarters ended December 31, 2012 and 2011. The increase in salaries and benefits expense in 2012 is primarily the impact of converting certain current employees from consulting status in 2011 to employee status in 2012. Stock-based compensation expense decreased in 2012 as option grants of significant size and expense made in prior years became fully-vested late in calendar 2011 and early in calendar 2012. Partially offsetting that decrease is the impact of recognizing the expense resulting from the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and business consultants in prior years and the granting of new options, some granted as immediately vested, having an exercise price of $0.75 per share to those same employees and consultants. Legal, accounting and other professional fees in 2011 included first-year costs for positioning the Company for its initial public and SEC reporting status. Current year expense reflects more normalized levels of expense for these activities. During 2012, we have engaged third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company and that were not in place immediately upon becoming a public reporting company in May 2011. A portion of the compensation that we have provided to certain of these providers has been in the form of grants of our common stock or warrants to purchase our common stock. In those situations, we have expensed the grant date fair value of the stock or warrants ratably over the term of the underlying contract, with any unexpensed portion, of which there was none at December 31, 2012, recorded in prepaid expenses in the Condensed Consolidated Balance Sheet. In 2011, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term, of certain outstanding warrants to purchase our common stock.

Interest and Other Expenses, Net

Interest expense, net totaled $235,000 for the three months ended December 31, 2012, a 48% decrease compared with $455,000 for the three months ended December 31, 2011.The following table compares the primary components of interest expense between the periods (in $000):

	Three Months Ended
	December 31,
	2012	2011

Interest expense on promissory notes, including discount amortization	$262	$452
Charge related to registration rights for February 2012 12% convertible notes	(21)	-
Charge for investment banker warrants related to February 2012 Convertible promissory notes	28	-
Other interest expense, including on capital leases and premium financing	2	3
	271	455
Effect of foreign currency fluctuations on notes payable	(9)	-
Interest Income	(27)	-

Interest Expense, net	$235	$455

The reduction of interest expense applicable to promissory notes and amortization of the related discounts primarily reflects the effect of the December 2011 conversion to equity of $4.0 million principal of convertible notes plus accrued interest issued to Platinum. Additionally, in April and May 2011, other convertible notes and accrued interest outstanding prior to the Merger were converted into common stock at the time of the Merger. Offsetting these reductions is the accrued interest and discount amortization recorded for the July 2012 through October 2012 issuance and restructuring of an aggregate of $2.3 million of senior secured convertible notes to Platinum and the restructuring of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network. In connection with the November 2012 exchange of the 12% convertible promissory notes issued in February 2012 into shares of our common stock, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the holders of the notes cancelled their rights under the related registration rights agreement and we eliminated the charge we had recorded for penalties due to lack of timely registration under the terms of the registration rights agreement. We recognized interest income related to the restructuring of the May 2011 note receivable for the purchase of shares of our common stock as described in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We recognized non-cash losses on the early extinguishment of debt in the aggregate amount of $3.5 million in 2012 as a result of the restructuring of notes payable to Platinum and Cato Holding Company, and the conversion of accounts payable to Cato Research, Ltd. and University Health Network that were converted into notes payable, all of which were treated as extinguishment of debt for accounting purposes, all as described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In December 2011, we recognized a non-cash loss of $1.2 million on the early extinguishment of debt in connection with the cancellation of a $4.0 million note and related accrued interest issued to Platinum and Platinum’s related exercise of warrants and exchange of shares of our common stock into shares of our Series A preferred stock.

In October 2012, in connection with the Note and Exchange Agreement we entered with Platinum, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we recorded a non-cash deemed dividend of $7.1 million as a result of the modification of Platinum’s conversion rights for the Series A preferred stock held by Platinum.

Comparison of Nine Months Ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the nine months ended December 31, 2012 and 2011 (amounts in $000).

	Nine Months Ended December 31,
	2012	2011
Revenues:
Grant revenue	$200	$873
Operating expenses:
Research and development	3,092	3,561
General and administrative	2,430	3,569
Total operating expenses	5,522	7,130
Loss from operations	(5,322)	(6,257)
Other expenses, net:
Interest expense, net	(612)	(1,637)
Change in put and note extension option and warrant liabilities	358	(78)
Loss on early extinguishment of debt	(3,537)	(1,193)
Loss before income taxes	(9,113)	(9,165)
Income taxes	(4)	(2)
Net loss	$(9,117)	$(9,167)
Deemed dividend on Series A Preferred Stock	(7,125)	-
Net loss attributable to common stockholders	$(16,242)	$(9,167)

Revenue

The following table compares our primary revenue sources between the periods (in $000):

	Nine Months Ended December 31,
	2012	2011

NIH - AV-101 grant	$187	$714
CIRM grant	-	79
Subcontract revenue	13	80

Total Revenue	$200	$873

Although limited project work on AV-101 remains on-going, we reported no grant revenue from the NIH grant in the second or third quarters of fiscal 2013, as the grant expired in its normal course at June 30, 2012. We had drawn the maximum amount available under the grant award prior to its expiration. Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $3,092,000 for the nine months ended December 31, 2012, a 13% decrease compared to $3,561,000 for the nine months ended December 31, 2011. The following table compares the primary components of research and development expense between the periods (in $000):
	Nine Months Ended December 31,
	2012	2011

Salaries and benefits	$587	$654
Stock-based compensation	667	411
UHN research under SRCA	391	525
Technology licenses and royalties	108	221
Project-related third-party research and supplies:
AV-101	1,049	1,363
CIRM	-	37
All other including CardioSafe and LiverSafe	189	145
	1,238	1,545
Rent	86	76
Depreciation	15	28
Warrant modification expense	-	101

Total Research and Development Expense	$3,092	$3,561

Salary and benefits expense decreased primarily as a result of new scientific personnel added since June 2011, offset by salary reductions taken by the Company’s senior management during the second half of calendar 2012. Stock-based compensation increased in 2012 compared to 2011 primarily as a result of recognizing the expense resulting from the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years and the granting of new options, some granted as immediately vested, having an exercise price of $0.75 per share to those same employees and consultants. Partially offsetting this increase was the expense impact of certain option grants made in prior years that became fully-vested late in calendar 2011 and early in calendar 2012, requiring little, if any expense, during the current fiscal year. Expense for sponsored research at UHN during the first quarter of 2011 included a non-cash grant of our common stock valued at $175,000. Sponsored research in 2012 reflects the expansion of our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense decreased in 2012 reflecting reduced costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are passed on to us by the licensors and they do not occur ratably throughout the year or between years. We began a Phase 1b clinical trial of AV-101 early in calendar 2012 and completed it late in calendar 2012, with expenses during the third quarter of this fiscal year primarily reflecting the costs associated with finalizing and analyzing the Phase 1b clinical trial results and preparing final clinical study reports required under the terms of the NIH grant, primarily through third-party collaborators, including Cato Research Ltd. AV-101 expenses in 2011 included the cost of preparing for the clinical trial and other primarily grant-reimbursable efforts conducted by Cato Research Ltd. and other third-party collaborators. The CIRM grant expired at the end of September 2011 and grant-related effort on that project has ceased. We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is feasible nor required given the level and overlap of project resources, including staffing, that are dedicated to our research and development projects. Warrant modification expense in 2011 relates to the non-cash expense we recorded as a result of the December 2011 Agreement Regarding Payment of Invoices and Warrant Exercises between the Company and Cato Holding Company (“CHC”), Cato Research Ltd. (“CRL”) and certain CHC affiliates pursuant to which CHC and the CHC affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 shares of our common stock and we received $60,200 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services to be received from CRL.

General and Administrative Expense

General and administrative expense was $2,430,000 for the nine months ended December 31, 2012, a 32% reduction compared with $3,569,000 for the nine months ended December 31, 2011. The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Nine Months Ended December 31,
	2012	2011

Salaries and benefits	$433	$595
Stock-based compensation	295	1,036
Consulting services	122	222
Legal, accounting and other professional fees	357	668
Investor relations	509	1
Insurance	92	73
Travel and entertainment	23	38
Rent and utilities	65	68
Warrant modification expense	440	641
All other expenses	94	227

Total General and Administrative Expense	$2,430	$3,569

The decrease in salaries and benefits expense in 2012 compared with 2011 results primarily from our May 2011 forgiveness, in conjunction with our going-public transaction, of notes receivable from certain officers in the aggregate amount of $185,000 (excluding tax gross-ups to which they remain entitled), which we recorded as compensation expense. Partially offsetting the decrease in 2012 is the impact of converting certain current employees from consulting status during 2011 to employee status in 2012. Stock-based compensation expense decreased in 2012 as option grants of significant size and expense made in prior years became fully-vested late in calendar 2011 and early in calendar 2012, requiring no additional expense. Partially offsetting that decrease is the impact of recognizing the expense resulting from the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and business consultants in prior years and the granting of new options, some granted as immediately vested, having an exercise price of $0.75 per share to those same employees and consultants. Legal, accounting and other professional fees in 2011 included significant one-time charges related to the Merger and going-public transaction and positioning the Company for its initial public and SEC reporting status. Expense recorded in the current year reflects more normalized levels. Since becoming a public reporting and publicly-traded company, we have engaged certain third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company. A portion of the compensation that we have provided to certain of these providers has been in the form of grants of restricted common stock or warrants to purchase restricted common stock. In those situations, we have expensed the grant date fair value of the stock or warrants ratably over the term of the underlying contract, with the unexpensed portion, of which there is none at December 31, 2012, recorded in prepaid expenses in the Condensed Consolidated Balance Sheet. Additionally, in the first quarter of the current fiscal year, we incurred non-cash warrant modification expense of $440,000 related to reducing the exercise price of certain outstanding warrants to purchase our common stock, as described in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q. In the third quarter of the prior fiscal year, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term, of certain outstanding warrants to purchase our common stock.

Interest and Other Expenses, Net

Interest expense totaled $612,000 for the nine months ended December 31, 2012, a 63% decrease compared with $1,637,000 for the nine months ended December 31, 2011.The following table compares the primary components of interest expense between the periods (in $000):

	Nine Months Ended
	December 31,
	2012	2011

Interest expense on promissory notes, including discount amortization	$527	$1,632
Charge for fair value of replacement warrants issued in connection with exercise of modified warrants	36	-
Charge related to losses on accounts payable settled by issuance of common stock or notes payable	78	-
Charge for investment banker warrants related to February 2012 Convertible promissory notes	28	-
Other interest expense, including on capital leases and premium financing	7	6
	676	1,638
Effect of foreign currency fluctuations on notes payable	(37)	-
Interest Income	(27)	(1)

Interest Expense, net	$612	$1,637

The reduction of interest expense applicable to promissory notes and amortization of the related discounts primarily reflects the effect of the December 2011 conversion to equity of $4.0 million principal of convertible notes plus accrued interest issued to Platinum. Further, in April and May 2011, other convertible notes and accrued interest outstanding prior to the Merger were converted into common stock at the time of the Merger. Offsetting these reductions is the accrued interest and discount amortization recorded for the July 2012 through October 2012 issuance and restructuring of an aggregate of $2.3 million of senior secured convertible notes to Platinum and the restructuring of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network. In connection with the November 2012 exchange of the 12% convertible promissory notes issued in February 2012 into shares of our common stock, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the holders of the notes cancelled their rights under the related registration rights agreement and we eliminated the charge we had recorded for penalties due to lack of timely registration under the terms of the registration rights agreement. Additionally, during the quarter ended September 30, 2012, the Company issued restricted shares of its common stock and a note payable in settlement of certain past due accounts payable liabilities and recognized losses aggregating $78,000 based on the fair value of the restricted stock and note issued compared to the recorded liability. We recognized interest income related to the restructuring of the May 2011 note receivable for the purchase of shares of our common stock as described in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We recognized non-cash losses on the early extinguishment of debt in the aggregate amount of $3.5 million in 2012 as a result of the restructuring of notes payable to Platinum and Cato Holding Company, and the conversion of accounts payable to Cato Research, Ltd. and University Health Network that were converted in to notes payable, all of which were treated as extinguishment of debt for accounting purposes, all as described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In December 2011, we recognized a non-cash loss of $1.2 million on the early extinguishment of debt in connection with the cancellation of a $4.0 million note and related accrued interest issued to Platinum and Platinum’s related exercise of warrants and exchange of shares of our common stock into shares of our Series A preferred stock.

In October 2012, in connection with the Note and Exchange Agreement we entered with Platinum, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we recorded a non-cash deemed dividend of $7.1 million as a result of the modification of Platinum’s conversion rights for the Series A preferred stock held by Platinum.

Liquidity and Capital Resources

Since our inception in May 1998, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including secured and unsecured convertible promissory notes and secured and unsecured short-term promissory notes, for cash consideration, as well as from government research grant awards and strategic collaboration payments.  At December 31, 2012, we had $24,000 in cash and cash equivalents, including funds from the issuance of Investment Notes to Platinum in aggregate principal amount of $1.0 million in October 2012 and proceeds from sales of units consisting of shares of our common stock and warrants.  At December 31, 2012, pursuant to our private placement of Units, accredited investor commitments for approximately $476,000 of the Additional Financing Requirement, as described in Note 7 to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, had been secured.  From January 1, 2013 through February 13, 2013, we received accredited investor commitments for an additional approximately $525,000 of Units pursuant to our private placement.  These commitments satisfied the Additional Financing Requirement and entitle us to issue and sell an additional $1.0 million senior secured convertible promissory note to Platinum on or before February 22, 2013. On February 14, 2013, we notified Platinum that we had satisfied the Additional Financing Requirement. Accordingly, we expect to issue an Investment Note in the face amount of $1.0 million to Platinum on or before February 22, 2013.

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

Economic conditions since 2010, including the tightening of available funding in the capital markets, have delayed the extent of advancement on our stem cell technology and clinical development programs. Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, on terms favorable to us, and without substantial dilution to our current stockholders, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If we obtain additional strategic financing by selling our equity or debt securities, we anticipate tht substantial dilution to our existing stockholders will result. Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of our strategic opportunities related to our stem cell technology platform, including drug rescue and cell therapy research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine months ended
	December 31,
	2012	2011

Net cash used in operating activities	$(2,493)	$(2,847)
Net cash used in investing activities	$(131)	$(13)
Net cash provided by financing activities, including warrant exercises and sale of Units in 2012 and sale of Units in 2011	$2,568	$2,888

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

2012 Private Placement of Units

In November and December 2012, the Company sold 651,256 Units in private placements to eight accredited investors and received cash proceeds of $325,628. The Units were sold for $0.50 per Unit, with each Unit consisting of one share of the Company’s common stock and a five-year warrant to purchase one half (1/2) of one share of the Company’s common stock at an exercise price of $1.50 per share. At December 31, 2012, the proceeds of these private placements of Units have reduced the remaining amount of financing the Company is required to secure to $524,372 to be entitled to sell an additional senior secured convertible promissory note in the face amount of $1.0 million to Platinum under the terms of the Note Exchange and Purchase Agreement, as amended, described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Company expects to use the proceeds from the sale of the Units for general corporate purposes. The Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

10.1	Amendment No. 2 to Note Exchange and Purchase Agreement between the Company and Platinum Long Term Growth VII, LLC entered into on January 31, 2013.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: February 14, 2013