Form 10-K
period 2013-03-31
VistaGen Therapeutics, Inc.
filed 2013-07-18
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2012, the last business day of the registrant’s second fiscal quarter was: $8,317,414.

As of July 12, 2013 there were 21,265,967 shares of the registrant’s common stock outstanding.

-i-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as Amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”) which involve risk and uncertainties .  All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.  VistaGen Therapeutics, Inc. (the “Company”) intends that such statements be protected by the safe harbor created under the Exchange Act and the Securities Act.  Forward-looking statements involve risks and uncertainties and the Company’s actual results and the timing of events may differ significantly from the results or timing discussed in the forward-looking statements. Statements about our current and future plans, expectations and intentions, results, levels of activity, performance, goals or achievements or any other future events or developments constitute forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “would”, “should”, “could”, “expect”, “plan”, “intend”, “trend”, “indication”, “anticipate”, “believe”, “estimate”, “predict”, “likely” or “potential”, or the negative or other variations of these words or other comparable words or expressions, are intended to identify forward-looking statements. Discussions containing forward-looking statements in this report may be found, among other places, under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are based on estimates and assumptions we make in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances.

Many factors could cause our actual results, level of activity, performance or future events to differ materially from those expressed in or implied by the forward-looking statements, including, but not limited to, the factors which are discussed in greater detail in this report under the section entitled “Risk Factors”. However, these factors are not intended to represent a complete list of the factors that could affect us.  The purpose of the forward-looking statements is to provide the reader with a description of management’s expectations regarding, among other things, our financial performance and research and development activities and may not be appropriate for other purposes.  Readers are cautioned not to place undue reliance on these forward-looking statements, which,  unless otherwise stated, are made only as of the date of this report.  We have no intention and undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by applicable law. The forward-looking statements contained in this report are expressly qualified by this cautionary statement. New factors emerge from time to time, and it is not possible for us to predict which factors may arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

EXPLANATORY BACKGROUND INFORMATION

VistaGen Therapeutics, Inc. (“VistaGen” or the “Company” or “we”) is a biotechnology company with expertise in human pluripotent stem cell technology (“hPSC technology”).  We are currently applying our hPSC technology for drug rescue, predictive toxicology and drug metabolism screening.

VistaGen Therapeutics, Inc., a California corporation (“VistaGen California”) is a wholly-owned subsidiary of the Company. VistaGen California was incorporated in California on May 26, 1998.  Excaliber Enterprises, Ltd. (“Excaliber”), a publicly-held company (formerly OTCBB:EXCA), was incorporated under the laws of the State of Nevada on October 6, 2005.  After being unable to generate material revenues based on its original business plan, Excaliber became inactive in 2007.  In May 2011, after assessing the prospects associated with its original business plan and the business opportunities associated with a strategic merger with an established, privately-held biotechnology company seeking the potential advantages of being a publicly-held company, Excaliber’s Board of Directors agreed to pursue a strategic merger with VistaGen California, as described in more detail below.

On May 11, 2011, pursuant to a strategic merger transaction with VistaGen California, Excaliber acquired all outstanding shares of VistaGen California in exchange for 6,836,452 restricted shares of Excaliber’s common stock (the “Merger”), and Excaliber assumed all of VistaGen California’s pre-Merger obligations to contingently issue restricted shares of common stock in accordance with VistaGen California’s stock option agreements, warrant agreements, and a convertible promissory note.  In connection with the Merger, Excaliber repurchased 5,064,207 shares of Excaliber common stock from two of its stockholders for a nominal amount, resulting in a total of 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 restricted shares of common stock issued to VistaGen California stockholders in connection with the Merger represented approximately 90% of Excaliber’s outstanding shares of common stock after the closing of the Merger.  As a result of the Merger, the biotechnology business of VistaGen California became the operating business of Excaliber. Shortly after the Merger:

●	Each of the pre-Merger directors of VistaGen California was appointed as a director of Excaliber;
●	The pre-Merger directors and officers of Excaliber resigned as officers and directors of Excaliber;
●	Each of VistaGen California’s pre-Merger officers was appointed an officer of like tenor of Excaliber;
●	The post-Merger directors of Excaliber (consisting of the pre-Merger directors of VistaGen California) approved a two-for-one (2:1) stock split of Excaliber’s common stock;
●
The post-Merger directors of Excaliber approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares, (see Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K);

●	Excaliber’s name was changed to “VistaGen Therapeutics, Inc.”; and
●	VistaGen California's fiscal year-end of March 31 was adopted as Excaliber’s fiscal year-end.

VistaGen California, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the Merger was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  Since June 21, 2011, VistaGen’s common stock has traded on the OTC Bulletin Board under the symbol VSTA.

PART I

Item 1.	Business

We are a biotechnology company with expertise in human pluripotent stem cell technology (“hPSC technology”).  We are applying our hPSC technology for drug rescue, predictive toxicology and drug metabolism screening.  Our primary goal is to generate novel, proprietary, safer variants of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by pharmaceutical and biotechnology companies prior to regulatory approval due to unexpected safety concerns relating to the heart and/or liver.  We refer to these new, safer variants as Drug Rescue Variants. Our strategy leverages our hPSC technology platform, Human Clinical Trials in a Test Tube™, our next generation hPSC-based bioassay systems, CardioSafe 3D™ and LiverSafe 3D™, our network of strategic relationships, and the substantial prior third-party investment in drug discovery and development of the once-promising drug candidates we plan to include in our drug rescue programs.

We believe the U.S. pharmaceutical industry is facing a drug discovery and development crisis. In 2012, the U.S. pharmaceutical industry invested nearly $49 billion in research and development and the Center for Drug Evaluation and Research (CDER) of the U.S. Food and Drug Administration (FDA) approved a total of only 39 novel drugs, known as New Molecular Entities (NMEs). Despite this investment by the pharmaceutical industry, since 2003, the FDA has approved an average of approximately 26 NMEs per year. We believe the high cost of drug development and relatively low annual number of FDA-approved NMEs over the past decade is attributable in large part to the cost of failure due to unexpected safety issues related to the heart and/or liver.  In turn, we believe the unexpected safety issues related to the heart and liver result from limitations of the major toxicological testing systems currently used in the pharmaceutical industry, namely animal models involving live animals or animal cells and cellular assays based on transformed cell lines and human cadaver cells, all of which, at best, are capable only of approximating human biology. We believe better cells, human cells derived from our hPSC technology, can help develop better medicine by providing clinically relevant human biological information about a new drug candidate early in the drug development process, long before costly and time-consuming clinical trials.

With our mature human heart cells derived from pluripotent stem cells, we have developed CardioSafe 3D™, a novel three-dimensional (3D) in vitro bioassay system for predicting in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates long before they are tested in animals or humans. With our mature human liver cells derived from pluripotent stem cells, we are developing and now validating LiverSafe 3D™, a novel three-dimensional (3D) in vitro bioassay system for assessing liver toxicity and drug metabolism issues.  Our primary near term goal is to use CardioSafe 3D™, and eventually LiverSafe 3D™, for drug rescue, to recapture substantial potential value associated with the pharmaceutical industry’s prior investment in drug discovery and development of once-promising small molecule drug candidates discontinued due to safety issues related to unexpected heart or liver toxicity or drug metabolism issues.

Our drug rescue activities involve the combination of our human pluripotent stem cell technology with third-party modern medicinal chemistry.  Our principal drug rescue goal is to generate new, safe, proprietary chemical variants of once-promising small molecule drug candidates that were initially discovered and developed by pharmaceutical and biotechnology companies but ultimately discontinued before receiving FDA or foreign market approval due to heart toxicity, liver toxicity or drug metabolism issues. We refer to these new, safe, proprietary chemical variants  as “Drug Rescue Variants” or “DRVs.”  With human heart cells and liver cells derived from pluripotent stem cells, we believe that CardioSafe 3D™ and, when developed and validated, LiverSafe 3D™, will allow us to assess the heart toxicity, liver toxicity and/or metabolism profile of new drug candidates with greater speed and precision than traditional animal testing models and cellular assays used in the drug development process.

We plan to monetize Drug Rescue Variants we develop by licensing them to pharmaceutical companies pursuant to development and marketing agreements. Through these agreements, for each lead Drug Rescue Variant we develop, anticipate receiving up front license fees,  development and regulatory milestone payments and royalties on commercial sales.

In addition to drug rescue, we are exploring a range of emerging opportunities to advance nonclinical development of selected pilot regenerative cell therapy programs focused on blood, cartilage, heart, liver and pancreas cells, each based on the proprietary stem cell differentiation and production capabilities of our Human Clinical Trials in a Test Tube™.

AV-101 is our orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market. AV-101 has successfully completed Phase I development in the U.S. for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded over $8.3 million of grant funding from the National Institutes of Health (“NIH”) to support preclinical and Phase I clinical development of AV-101.  We believe AV-101 may also be a candidate for development as a therapeutic alternative for depression, epilepsy and Parkinson’s disease.  To advance further clinical development, manufacturing and commercialization of AV-101, we plan to pursue a strategic licensing arrangement with a pharmaceutical or biotechnology company.

Stem Cell Basics

Human stem cells have the potential to develop into mature cells in the human body. Human pluripotent stem cells (“hPSCs”) can differentiate into any of the more than 200 types of cells in the human body.  In addition, hPSCs can be expanded readily and have diverse medical research, drug development and therapeutic applications. We believe hPSCs can be used to develop numerous cell types and tissues that can mimic complex human biology, including heart and liver biology, for our proposed drug rescue applications.

Pluripotent stem cells are either embryonic stem cells (“ES Cells”) or induced pluripotent stem cells (“iPS Cells”).  Both ES Cells and iPS Cells can be maintained and expanded in an undifferentiated (undeveloped) state indefinitely. We believe these features make them useful research tools and a reliable source of normal cell populations for creating bioassays to test potential efficacy and toxicity of drug candidates.  In addition, these normal human cells have a wide range of potential applications for regenerative cell therapy.

Embryonic Stem Cells (ES Cells)

ES Cells are derived from excess fertilized eggs produced during clinical in vitro fertilization (“IVF”) procedures.  The excess fertilized eggs are donated for research purposes with the informed consent of the donors after a successful IVF procedure. ES Cells are not derived from eggs fertilized in a woman’s body. Such donated fertilized eggs are cultured in vitro and ES Cells are isolated when the embryo is approximately 100 cells, thus long before organs, tissues or nerves have developed.

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

Induced Pluripotent Stem Cells (iPS Cells)

Over the past several years, Nobel prize-winning developments in stem cell research by third parties have made it possible to obtain pluripotent stem cell lines from individuals without the use of embryos. Induced pluripotent stem cells (“iPS Cells”) are adult cells, typically human skin or fat cells, that have been genetically “reprogrammed” to behave like ES Cells by being forced to express genes necessary for maintaining the pluripotential property of ES Cells. Although researchers are exploring non-viral methods, most iPS Cells are produced by using various viruses to activate and/or express three or four genes required for the immature pluripotential property similar to ES Cells. It is not yet precisely known, however, how each gene actually functions to induce cellular pluripotency, nor whether each of the three or four genes is essential for this reprogramming. Although ES Cells and iPS Cells are believed to be similar in many respects, including their ability to form all cells in the body and to self-renew, scientists do not yet know whether they differ in clinically significant ways or have the same ability to self-renew and make more of themselves.

Although there are remaining questions in the field about the lifespan, clinical utility and safety of iPS Cells, we believe that the biology and differentiation capabilities of ES Cells and iPS Cells are likely to be comparable. There are, however, specific situations in which we may prefer to use iPS technologies based on the relative ease of generating pluripotent stem cells from:

•	individuals with specific inheritable diseases and conditions that predispose the individual to respond differently to drugs; or

•	individuals with specific variations in genes that directly affect drug levels in the body or alter the manner or efficiency of their metabolism, breakdown or elimination of drugs.

Because they can significantly affect the therapeutic and/or toxic effects of drugs, these genetic variations have an impact on drug development and the ultimate success of the drug. We believe that iPS Cell technologies may allow the rapid and efficient generation of pluripotent stem cells from individuals with the desired specific genetic variation. These stem cells might then be used to develop stem cell-based bioassays, for both efficacy and toxicity screening, which reflect the effects of these genetic variations, as well as for cell therapy applications.

Current Drug Development Process

The current drug development paradigm is designed to assess whether a drug candidate is both safe and effective at treating the disease to which it is targeted. A major challenge in that process is that conventional animal and in vitro testing can, at best, only approximate human biology. A pharmaceutical company can spend millions of dollars to discover, optimize and validate the potential efficacy of a promising small molecule drug candidate and advance it through nonclinical development, only to see it fail due to unexpected safety issues relating to heart or liver toxicity or adverse drug-drug interactions.  The pharmaceutical company then often discontinues the development program for the once-promising drug candidate, despite positive efficacy data indicating its potential therapeutic and commercial benefits. If discontinued, the pharmaceutical company’s significant prior drug discovery and development investment in the drug candidate is lost.

Taking into account the cost of failures, it has been estimated that the drug discovery and development programs of major pharmaceutical companies have required an average investment of approximately $1 billion for each new drug candidate that reaches the market. It is also estimated that about one-third of all potential new drugs candidates fail in preclinical or clinical trials due to safety concerns. In a 2004 white paper entitled “Stagnation or Innovation”, the FDA noted that even a 10% improvement in predicting the failure of a drug due to toxicity before the drug enters clinical trials could, when averaged over a pharmaceutical company’s drug development efforts, avoid $100 million in development costs per marketed drug.

We believe there is an unmet need for more predictive human cell-based toxicology and drug discovery screening assays that more closely approximate human biology than do current testing systems used in the pharmaceutical industry. By differentiating pluripotent stem cells into mature, functional human cells that can then be used as the basis for our customized in vitro toxicology screening bioassay systems, we have the potential to identify human heart and liver toxicity of new drug candidates early in the drug development process, resulting in efficient focusing of resources on those candidates with the highest probability of success. We believe this has the potential to substantially reduce development costs and substantially improve the economics of our current healthcare system, while enabling us to generate effective and safer drugs.

Our Human Clinical Trials in a Test TubeTM Platform for Drug Rescue

We are focused on leveraging the substantial prior investment by pharmaceutical companies in discovery and development of new drug candidates that ultimately were discontinued due to unexpected safety issues relating to the heart and liver toxicity. By combining our stem cell technology platform, which we refer to as Human Clinical Trials in a Test TubeTM, with modern medicinal chemistry and 3D “micro-organ” culture systems, we are focused on generating, together with our collaborators, new, safer, proprietary chemical variants of failed drug candidates.  Our primary drug rescue goal is to use our stem cell technology platform to generate Drug Rescue Variants that retain the efficacy of a large pharmaceutical company’s once-promising drug candidate, but with reduced heart and/or liver toxicity or adverse drug-drug interactions.  We believe our Drug Rescue Variants will offer to pharmaceutical companies a potential opportunity to rescue substantial value from their prior drug discovery and development investment in once-promising drug candidates which they discontinued due to heart or liver safety concerns.

Proprietary Pluripotent Stem Cell Differentiation Protocols

Through several years of research, together with our co-founder, Dr. Gordon Keller, we have developed proprietary differentiation protocols covering key conditions involved in the differentiation of pluripotent stem cells into multiple types of human cells. The human cells generated by following these proprietary differentiation protocols are integral to our Human Clinical Trials in a Test TubeTM platform.  We believe they support more clinically predictive in vitro bioassay systems than animal testing or cellular assays currently used in drug discovery and development. Our exclusive licenses with National Jewish Health and Mount Sinai School of Medicine and University Health Network relate to proprietary stem cell differentiation protocols developed by Dr. Keller and cover, among other things, the following:

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

In addition to activin, Dr. Keller’s studies have identified a number of other growth and serum-derived factors that play important roles in the differentiation of ES Cells. Some of the patents and patent applications underlying our licensed technology are directed to the use of a variety of specific growth factors that increase the efficiency and reproducibility of the pluripotent stem cell differentiation process. We have exclusive rights to certain patents and patent applications for the use of growth factor concentrations for ES Cell differentiation that we believe are core and essential for our drug rescue and development applications. See “Intellectual Property - Licenses - Mount Sinai School of Medicine Exclusive Licenses,” “National Jewish Health Exclusive Licenses” and “University Health Network Exclusive License.”

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

Application of Stem Cell Technology to Drug Rescue

By using CardioSafe 3DTM, we are focused on identifying and optimizing a lead Drug Rescue Variant (generated in collaboration with our medicinal chemistry partner) with reduced heart toxicity compared to the once-promising pharmaceutical company drug candidate. We believe each lead Drug Rescue Variant will be a new drug candidate (to which we expect to have certain intellectual property and commercialization rights) that preserves the therapeutic potential of the original pharmaceutical company drug candidate, and thus retains its potential commercial value to a pharmaceutical company, but substantially reduces or eliminates its heart toxicity risks. We believe that focusing on failed drug candidates that generated positive efficacy data will allow us to leverage a pharmaceutical company’s substantial prior investment in discovery and development of the original drug candidate to develop our new lead Drug Rescue Variant. We anticipate that the positive efficacy data relating to the pharmaceutical company’s original drug candidate will give us and our medicinal chemistry partner a significant “head start” in our efforts to generate a lead Drug Rescue Variant, resulting in faster, less expensive development of our Drug Rescue Variants than drug candidates discovered and developed using only conventional animal testing and cellular testing systems.

CardioSafe 3DTM

We have used the proprietary pluripotent stem cell technology underlying our Human Clinical Trials in a Test TubeTM platform to develop and validate CardioSafe 3DTM, a human heart cell-based toxicity screening system that we believe is stable, reproducible and capable of generating data to allow our scientists to more accurately predict the in vivo cardiac effects, both toxic and non-toxic, of drug candidates. A single CardioSafe 3DTM assay is stable for many weeks and can be used for evaluating the heart toxicity of numerous drug candidates.

Our initial internal validation study was designed to test the ability of CardioSafe 3DTM to generate data to allow our scientists to predict the in vivo cardiac effects of drug candidates. This study included 10 drugs previously approved for human use by the FDA and one experimental research compound widely accepted for studying cardiac electrophysiological effects. We selected these drugs and the research compound because of their known toxic or non-toxic cardiac effects on human hearts that we believe represent the testing characteristics we expect to encounter during our drug rescue programs. More specifically:

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

In our study analysis, we found that results obtained with CardioSafe 3DTM were consistent with the known human cardiac effects of all 10 FDA-approved drugs and the experimental research compound. By using CardioSafe 3DTM, we were also able to distinguish between the cardiac effects of terfenadine (SeldaneTM), withdrawn by the FDA due to cardiotoxicity, and the cardiac effects of the closely related fexofenadine (AllegraTM), the safe and effective chemical variant of terfenadine, which remains on the market.

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

We believe the results of our initial internal CardioSafe 3DTM validation study, as well as the results of our subsequent internal validation studies involving  additional drugs previously approved for human use by the FDA,  indicate that CardioSafe 3DTM may be effectively used to identify Drug Rescue Variants with reduced heart toxicity by providing more accurate and timely indications of direct heart toxicity of drug candidates than animal models or cellular assay systems currently used by pharmaceutical companies.

We also believe that the results of our internal validation studies support a central premise of our drug rescue business model, which is that by using our stem cell-derived human heart and liver bioassay systems at the front end of the drug development process, we have the opportunity to recapture substantial value from prior investment by pharmaceutical companies in discovery and development of drug candidates that have been put on the shelf due to toxicity concerns. This internal validation study has not been subject to peer review or third party validation. See “Risk Factors”.

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

Working with Dr. Keller, we have produced pluripotent stem cell-derived normal, non-transformed, fully mature, human liver cells. We expect these mature liver cells to support our ongoing development and validation of LiverSafe 3DTM as our follow-on bioassay system suitable for use in predicting liver toxicity and metabolism of drug rescue candidates in a manner similar to the way we believe CardioSafe 3DTM can predict heart toxicity. Our early liver cell research project was funded in part through a grant from the California Institute of Regenerative Medicine (“CIRM”). We anticipate that our future research and development will focus on the improvement of techniques and production of engineered human ES Cell and iPS Cell lines used to develop mature functional liver cells as a biological system for testing drugs and, potentially, regenerative cell therapy for liver disease.

One of the pitfalls of many pluripotent stem cell differentiation protocols is the extremely poor efficiency of producing mature hepatocytes.  The cytochrome P450 3A (CYP3A) subfamily of enzymes is the most predominant in the human liver.  In the fetal liver CYP3A7 is the predominant isoform, whereas there is an almost exclusive shift to the CYP3A4 isoform in the adult liver.  Furthermore, CYP3A4 is responsible for the metabolism of half of the pharmaceuticals currently available, as well as playing a central role in steroid homeostasis.  Most published stem cell differentiation reports demonstrate CPY3A7 expression, but little to no CYP3A4 expression or activity, indicating the lack of maturity of the hepatocyte-like cells being studied. In an effort to address this problem, we generated a human embryonic stem cell (hESC) reporter line containing a humanized version of the beta-lactamase reporter gene (hBLA) targeted to the 3’ untranslated region of the CYP3A4 locus.  We have shown the use of this cell line as a semi-quantitative tool for analyzing the expression of CYP3A4 in individual cells and for the selection of mature hepatocytes by fluorescence activated cell sorting.  We have demonstrated that this assay can be used to monitor the induction of CYP3A4, its expression level over time, and to measure experimental effects on the maturation of hepatocytes.  Using an optimized protocol for the differentiation of hepatocyte-like cells, we have demonstrated adult CYP3A4-hBLA expression in 25-60% of the unsorted differentiated cell population.  Furthermore these cells showed expected adult responses: 1) rifampicin induction, 2) metabolism of known CYP3A4 substrates, 3) albumin production and 4) phase II enzyme activities.  Sorted CYP3A4-hBLA cells express levels of CYP3A4 mRNA approaching that in human adult liver on a per cell basis.  We believe these data suggest that these cells have many of the functional properties of mature hepatocytes.  This system allows us to measure the expression of CYP3A4-hBLA on a per cell basis in response to experimental conditions, and treatments with drugs, and corroborate those data with cytochromes P450 enzyme activities, Phase II enzyme activities, and secretion of hepatic factors, such as albumin and urea.  These multiple functional analyses provide a powerful system to evaluate the effects of test compounds on CYP3A4 expression and hepatocyte function, offering a valuable aid for assessing potential drug candidates for toxicity.

Our Drug Rescue Business Model

Our current drug rescue programs are focused on heart toxicity using our CardioSafe 3DTM human heart cell-based bioassay system. We are focused on rescuing once-promising drug candidates that have positive efficacy data indicating their potential therapeutic and commercial benefits but that have been discontinued in development by a large pharmaceutical company due to heart toxicity. The initial goal of our drug rescue program for each drug rescue candidate will be to design and generate, with our medicinal chemistry collaborator, a portfolio of Drug Rescue Variants. We plan to use CardioSafe 3DTM to identify a lead Drug Rescue Variant that demonstrates an improved therapeutic index compared to the pharmaceutical company’s original drug candidate (that is, equal or improved efficacy with reduced heart toxicity). We intend to validate that each lead Drug Rescue Variant demonstrates reduced heart toxicity in both CardioSafe 3DTM and in the same nonclinical testing model that the pharmaceutical company used to determine heart toxicity for its original drug candidate. We anticipate that the results of these confirmatory nonclinical safety studies will be drug rescue collaboration milestones demonstrating to a pharmaceutical company the improvement of our lead Drug Rescue Variant compared to its original once-promising drug candidate.

Our Human Clinical Trials in a Test TubeTM Platform for Stem Cell Therapy

Although we believe the best near term commercial application of our pluripotent stem cell technology platform is for small molecule drug rescue and development, we also believe the biotechnology industry is now at the beginning of a new era in medicine in which stem cell technology can be applied to harness the body’s own formidable healing capacity to repair, replace or regenerate organs and tissue damaged by disease and injury.  Over the next two decades, we believe stem cell technology-based regenerative cell therapy has the potential to transform healthcare in the U.S. by altering the fundamental mechanisms of disease, particularly diseases and conditions associated with aging, and help slow rapidly rising healthcare costs in the U.S.

In addition to our drug rescue and development activities, we are exploring emerging regenerative cell therapy opportunities, with emphasis on potential pilot, nonclinical, proof-of-concept studies focused on blood, cartilage, heart, liver and pancreas cells.

Strategic Transactions and Relationships

Strategic collaborations are a cornerstone of our corporate development strategy. We believe that our strategic outsourcing and sponsoring of application-focused research gives us flexible access to leading-edge expertise in certain areas at a lower overall cost than attempting to develop such expertise internally.  In particular, we collaborate with the types of third parties identified below for the following functions:

•	academic research institutions, such as University Health Network (“UHN”), for stem cell research collaborations;

•	CROs, such as Cato Research Ltd., for regulatory and drug development expertise and to identify and assess potential drug rescue candidates; and

•	medicinal chemistry companies, such as Synterys, Inc., to analyze drug rescue candidates and generate drug rescue variants.

Dr. Gordon Keller, UHN and McEwen Centre for Regenerative Medicine

UHN in Ontario, Canada is a major landmark in Canada’s healthcare system.  UHN is one of the world’s largest research hospitals, with major research in transplantation, cardiology, neurosciences, oncology, surgical innovation, infectious diseases and genomic medicine.  Providing care to the community for more than two centuries, UHN brings together the talent and resources needed to achieve global impact and provide exemplary patient care, research and education.

The McEwen Centre for Regenerative Medicine (“McEwen Centre”) is a world-renowned center for stem cell biology and regenerative medicine and a world-class stem cell research facility affiliated with UHN.  Our co-founder, Dr. Gordon Keller, is Director of the McEwen Centre.  Dr. Keller’s lab is one of the world leaders in successfully applying principles from the study of developmental biology of many animal systems to the differentiation of pluripotent stem cell systems, resulting in reproducible, high-yield production of human heart, liver, blood and vascular cells. The results and procedures developed in Dr. Keller’s lab are often quoted and used by academic scientists worldwide.

In September 2007, we entered into a long-term sponsored stem cell research and development collaboration with UHN. In December 2010, we extended the collaboration to September 2017. The primary goal of this ten-year collaboration is to leverage the stem cell research, technology and expertise of Dr. Gordon Keller to develop and commercialize industry-leading human pluripotent stem cell differentiation technology and bioassay systems for drug rescue and development and regenerative cell therapy applications. This sponsored research collaboration builds on our existing strategic licenses from National Jewish Health and Mount Sinai School of Medicine to certain stem cell technologies developed by Dr. Keller, and is directed to multiple stem cell-based research projects, including advancing use of human pluripotent stem cell-derived heart and liver to screen new drugs for potential heart and liver toxicity and for potential regenerative cell therapy applications involving blood, cartilage, heart, liver and pancreas cells.  In April 2011, we further expanded the scope of the collaboration to include potential regenerative cell therapy applications of iPS Cells and cells derived from iPS Cells, to create additional options to fund research and development with respect to future research projects relating to therapeutic applications of iPS Cells and certain cells derived from iPS Cells and to extend the period that we have to exercise our options under the agreement.  In October 2011, we amended the collaboration agreement to identify five key programs that will further support our core drug rescue initiatives and potential regenerative cell therapy applications.  In October 2012, we amended the collaboration agreement to direct our focus on heart, liver and blood cell programs supporting our primary bioassay system development and drug rescue activities and three key potential regenerative cell therapy programs.  Under the terms of October 2012 amendment, we are committed to make quarterly payments of $75,000 from October 2012 through September 2013 to fund these programs.  See “Sponsored Research Collaborations and Intellectual Property Rights – University Health Network, McEwen Centre for Regenerative Medicine, Toronto, Ontario”, “Intellectual Property – National Jewish Health Exclusive Licenses” and “Intellectual Property – Mount Sinai School of Medicine Exclusive Licenses.”

Centre for Commercialization of Regenerative Medicine

The Toronto-based Centre for Commercialization of Regenerative Medicine (“CCRM”) is a not-for-profit, public-private consortium funded by the Government of Canada, six Ontario-based institutional partners and more than 20 companies representing the key sectors of the regenerative medicine industry.  CCRM supports the development of foundational technologies that accelerate the commercialization of stem cell- and biomaterials-based products and therapies.

In December 2012, we formalized our membership in the CCRM’s Industry Consortium. Other members of CCRM’s Industry Consortium include such leading global companies as Pfizer, GE Healthcare and Lonza. The industry leaders that comprise the CCRM consortium benefit from proprietary access to certain licensing opportunities, academic rates on fee-for-service contracts at CCRM and opportunities to participate in large collaborative projects, among other advantages. Our CCRM membership reflects our strong association with CCRM and its core programs and objectives, both directly and through our strategic relationships with Dr. Gordon Keller and UHN. We believe our long-term sponsored research agreement with Dr. Keller, UHN and UHN’s McEwen Centre for Regenerative Medicine offers a solid foundation and unique opportunities for expanding the commercial applications of our Human Clinical Trials in a Test Tube™ platform by building multi-party collaborations with CCRM and members of its Industry Consortium.  We believe these collaborations have the potential to transform medicine and accelerate significant advances in human health and wellness that stem cell technologies and regenerative medicine promise.

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

In May 2013, we announced that researchers at Duke University combined our human stem cell-derived heart cells with innovative tissue engineering and cardiac electrophysiology technologies to grow what is being called a “heart patch,” which mimics the natural functions of native human heart tissue.  We believe this is the closest man-made approximation of natural human heart muscle to date.  This heart patch technology is being developed to aid in a better understanding of the biology critical to cardiac tissue engineering, for applications in regenerative cell therapy for heart disease, and as predictive in vitro assays for drug rescue and development. We believe the developed contractile forces and other functional properties of these cardiac tissues are remarkable and are significantly higher than any previous reports. The achievement of successfully growing a human heart muscle from cardiomyocytes derived from human pluripotent stem cells expands the scope of our drug rescue capabilities and reflects the advanced nature and potential of our collaboration with Duke University.

Achieving this capability represents a potentially significant breakthrough in heart cell-based therapies and in testing new medicines for potential heart toxicity and potential therapeutic benefits impacting heart disease.

The following are among several key development points from the study:

•	The optimized 3D environment of a cardiac tissue patch yields advanced levels of structural and functional maturation of human cardiomyocytes that produce expected responses to drugs;
•	Human cardiomyocyte maturation in an optimized 3D patch environment is enhanced relative to that found in industry standard 2D cultures;
•	No genetic modifications were used to produce, purify, or mature cardiomyocytes, suggesting potential for future therapeutic applications;
•	Cardiac tissue patches generated using VistaGen’s cardiomyocytes exhibited 2.2-180 fold higher contractile force generation compared to previous studies;
•	Based on a force per cardiomyocyte metric, cardiac tissue engineering methodology that used VistaGen’s cardiomyocytes exhibited 4-700-fold higher efficiency than previously reported; and
•	Cardiac tissue patches generated using VistaGen’s cardiomyocytes exhibited velocities of electrical signal propagation 5-fold higher compared to previous reports in human engineered cardiac tissues.

Cato Research and Cato BioVentures

Cato Research

Cato Research is a contract research and development organization (“CRO”), with international resources dedicated to helping a network of biotechnology and pharmaceutical companies navigate the regulatory approval process in order to bring new biologics, drugs, and medical devices to markets throughout the world. Cato Research has in-house capabilities to assist its sponsors with aspects of the drug development process including regulatory strategy, nonclinical and toxicology development, clinical development, data processing, data management, statistical analysis, regulatory applications, including INDs and NDAs, chemistry, manufacturing, and control programs, cGCP, cGLP and cGMP audit and compliance activities, and due diligence review of emerging technologies. Cato Research’s senior management team, including co-founders Allen Cato, M.D., Ph.D. and Lynda Sutton, has over 20 years of experience interacting with the FDA and international regulatory agencies and a successful track record of product approvals.

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

As a result of the access Cato Research has to drug rescue candidates from its biotechnology and pharmaceutical industry network, as well as Cato BioVentures’ equity interest in VistaGen, we believe that our long-term strategic relationship with Cato BioVentures and Cato Research may provide us with unique opportunities relating to our drug rescue activities that will permit us to leverage the CRO resources of Cato Research to assist our efforts to develop lead Drug Rescue Variants internally, should we elect to do so.

United States National Institutes of Health

Since our inception in 1998, the U.S. National Institutes of Health ("NIH") has awarded us a total of $11.3 million in non-dilutive research and development grants, including $2.3 million to support research and development of our Human Clinical Trials in a Test Tube™ platform and a total of $8.8 million for nonclinical and Phase 1 clinical development of AV-101 (also referred to in scientific literature as “4-Cl-KYN”).  AV-101, our lead small molecule drug candidate, has completed Phase 1 clinical development in the U.S.

California Institute for Regenerative Medicine — Stem Cell Initiative (Proposition 71)

The California Institute for Regenerative Medicine (“CIRM”) funds stem cell research at academic research institutions and companies throughout California. CIRM was established in 2004 with the passage of Stem Cell Initiative (Proposition 71) by California voters. As a stem cell company based in California since 1998, we are eligible to apply for and receive grant funding under the Stem Cell Initiative. To date we have been awarded approximately $1.0 million of non-dilutive grant funding from CIRM for stem cell research and development related to liver cells. This research and development focused on the improvement of techniques and the production of engineered human ES Cell lines used to develop mature functional liver cells as a biological system for testing drugs.

Celsis In Vitro Technologies, Inc.

In March 2013, we entered into a strategic collaboration with Celsis In Vitro Technologies (“Celsis IVT”), the premier global provider of specialized in vitro products for drug metabolism, drug-drug interaction and toxicity screening, focused on characterizing and functionally benchmarking our human liver cell platform, LiverSafe 3D™ with Celsis IVT products for studying and predicting human liver drug metabolism.  We intend to utilize Celsis IVT’s experience and expertise in in vitro drug metabolism to help validate our stem cell-derived human liver cell platform. We anticipate that Celsis IVT will not only validate our stem cell-derived liver cells in traditional pharmaceutical metabolism assays, but will also determine genetic variations in our pluripotent stem cell lines that are important to drug development. In addition, we plan to utilize Celsis IVT’s large inventory of cryopreserved primary human liver cells, currently used throughout the pharmaceutical industry for traditional and high-throughput liver toxicology and other bioassays, as reference controls with which to monitor and benchmark the functional properties of our LiverSafe 3D™ platform.

Collaborating with Celsis IVT scientists, we aim to achieve four key objectives:

•	Optimize techniques to handle and maintain primary human cryopreserved primary liver cells as reference controls for various drug development assays;
•
Develop a stable supply of characterized and validated human cryopreserved primary liver cells to serve as internal controls and provide benchmark comparisons for the characterization of our pluripotent stem cell-derived liver cells;

•	Characterize our stem cell derived liver cells using many of the same industry-standardized assays used to characterize primary human liver cells; and
•	Produce a joint publication of the characterization of our stem cell-derived human liver cells.

As an industry leader in the development of in vitro primary hepatocyte technology, we believe Celsis IVT has extensive resources to aid us in the benchmarking LiverSafe 3D™ to industry standards. We anticipate this collaboration will lead to the further validation of our LiverSafe 3D™ system for predicting liver toxicity and drug metabolism issues long before costly human clinical trials.

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

Vala Sciences, Inc.

In October 2011, we entered into an exploratory drug screening collaboration with Vala Sciences, Inc. (“Vala”), a biotechnology company developing and selling next-generation cell image-based instruments, reagents and analysis software tools.  The goal of the collaboration is to advance drug safety screening methodologies in the most clinically relevant human in vitro bioassay systems currently available to researchers.  Through the collaboration, Vala will use its Kinetic Image Cytometer platform to demonstrate both the suitability and utility of our human pluripotent stem cell derived-cardiomyocytes for screening new drug candidates for potential cardiotoxicity over conventional in vitro screening systems and animal models.  Cardiomyocytes are the muscle cells of the heart that provide the force necessary to pump blood throughout the body, and, as such, are the targets of most of the drug toxicities that directly affect the heart. Many of these drug toxicities result in either arrhythmia (irregular, often fatal, beating of the heart) or reduced ability of the heart to pump the blood necessary to maintain normal health and vigor.   Accurate, sensitive and reproducible measurement of electrophysiological responses of stem cell-derived cardiomyocytes to new drug candidates is a key element of our CardioSafe 3D™ drug rescue programs.

AV-101

We have successfully completed our Phase I development of AV-101, also known as “L-4-chlorokynurenine” and “4-Cl-KYN”. AV-101 is a prodrug candidate for the treatment of neuropathic pain. Our AV-101 IND application on file at the FDA covers our initial Phase I clinical development of the drug candidate for neuropathic pain.  Neuropathic pain is a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. The neuropathic pain market is large, including approximately 1.8 million people in the U.S. alone.

We believe the safety studies done in the initial Phase I clinical study of AV-101 will support development of AV-101 for other indications, including epilepsy and neurodegenerative diseases, such as Huntington’s and Parkinson’s. To date, the NIH has provided us with grant funding for substantially all of our AV-101 development expenses, including $8.2 million for preclinical and clinical development. We plan to seek a strategic partner for development and commercialization of AV-101 for neuropathic pain, depression and potentially other neurodegenerative diseases related to aging.

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

As of the date of this report, we either own or have licensed 43 issued U.S. patents and 12 U.S. patent applications and certain foreign counterparts relating to the stem cell technologies that underlie our Human Clinical Trials in a Test TubeTM platform. Our material rights and obligations with respect to these patents and patent applications are summarized below:

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

Mount Sinai School of Medicine Exclusive Licenses

We have an exclusive, field restricted, license to two U.S. patents and two U.S. patent applications, and their foreign counterparts filed by MSSM. Foreign counterparts have been filed in Australia (two), Canada (two), Europe (two), Japan (two), Hong Kong and Singapore. Two of the U.S. applications have been issued and the foreign counterparts in Australia and Singapore have been issued, while the two counterparts in Europe are pending. These patent applications have claims covering composition of matter relating to specific populations of cells and precursors, methods to produce such cells, and applications of such cells, including:

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

The material patents currently related to the generation of human heart and liver cells for use in connection with our drug rescue activities are set forth below:

Territory	Patent No.	General Subject Matter	Expiration
US	7,763,466	Method to produce endoderm cells	May 2025
US	7,955,849	Method of enriching population of mesoderm cells	May 2023
US	8,143,009	Toxicity typing using liver stem cells	June 2023

With respect to AV-101, we recently filed three new U.S. patent applications.

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

Sponsored Research Collaborations and Intellectual Property Rights

University Health Network, McEwen Centre for Regenerative Medicine, Toronto, Ontario

We are currently sponsoring stem cell research by our co-founder, Dr. Gordon Keller, Director of the UHN’s McEwen Centre, focused on developing improved methods for differentiation of cardiomyocytes (heart cells) from pluripotent stem cells, and their uses as biological systems for drug discovery and drug rescue, as well as cell therapy. Pursuant to our sponsored research collaboration agreement with UHN, we have the right to acquire exclusive worldwide rights to any inventions arising from these studies under pre-negotiated terms. Such pre-negotiated terms provide for royalty payments based on product sales that incorporate the licensed technology and milestone payments based on the achievement of certain events. Any Drug Rescue Variants that we develop will not incorporate the licensed technology and, therefore, will not require any royalty payments. To the extent we incur royalty payment obligations from other business activities, the royalty payments will be subject to anti-stacking provisions which reduce our payments by a percentage of any royalty payments paid to third parties who have licensed necessary intellectual property to us. These licenses will remain in force for so long as we have an obligation to make royalty or milestone payments to UHN, but may be terminated earlier upon mutual consent, by us at any time, or by UHN for our breach of any material provision of the license agreement that is not cured within 90 days. We also have the exclusive option to sponsor research for similar cartilage, liver, pancreas and blood cell projects with similar licensing rights.

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

UHN License for Stem Cell Culture Technology

In April 2012, we licensed breakthrough stem cell culture technology from the McEwen Centre for Regenerative Medicine (“McEwen Centre”) located at the University Health Network (“UHN”) in Toronto, Canada.  We are utilizing the licensed technology to develop hematopoietic precursor stem cells from human pluripotent stem cells, with the goal of developing drug screening and cell therapy applications for human blood system disorders. The breakthrough technology is included in a new United States patent application.  We believe this stem cell technology dramatically advances our ability to produce and purify this important blood stem cell precursor for both in vitro drug screening and in vivo cell therapy applications.  In addition to defining new cell culture methods for our use, the technology describes the surface characteristics of stem cell-derived adult hematopoietic stem cells. Most groups study embryonic blood development from stem cells, but, for the first time, we are now able to not only purify the stem cell-derived precursor of all adult hematopoietic cells, but also pinpoint the precise timing when adult blood cell differentiation takes place in these cultures.  We believe these early cells have the potential to be the precursors of the ultimate adult, bone marrow-repopulating hematopoietic stem cells to repopulate the blood and immune system when transplanted into patients prepared for bone marrow transplantation. These cells have important potential therapeutic applications for the restoration of healthy blood and immune systems in individuals undergoing transplantation therapies for cancer, organ grafts, HIV infections or for acquired or genetic blood and immune deficiencies.

AV-101-Related Intellectual Property

We have exclusive licenses to issued U.S. patents related to the use and function of AV-101, and various CNS-active molecules related to AV-101. These patents are held by the University of Maryland, Baltimore, the Cornell Research Foundation, Inc. and Aventis, Inc.  The principle U.S. method of use patent related to AV-101 expired in February 2011.  Foreign counterparts to that U.S. patent expired in February 2012.  However, through the date of this report, in 2013, we have filed three new U.S. patent applications relating to AV-101.  In addition, among the key components of our commercial protection strategy with respect to AV-101 is the New Drug Product Exclusivity provided by the FDA under section 505(c)(3)(E) and 505(j)(5)(F) of the Federal Food, Drug, and Cosmetic Act (“FDCA”).  The FDA’s New Drug Product Exclusivity is available for new chemical entities (“NCEs”) such as AV-101, which, by definition, are innovative and have not been approved previously by the FDA, either alone or in combination.  The FDA’s New Drug Product Exclusivity protection provides the holder of an FDA-approved new drug application (“NDA”) five years of protection from new competition in the U.S. marketplace for the innovation represented by its approved new drug product.  This protection precludes FDA approval of certain generic drug applications under section 505(b)(2) of the FDCA, as well certain abbreviated new drug applications (“ANDAs”), during the five year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement.

Under the terms of our license agreement, we may be obligated to make royalty payments on 2% of net sales of products using the unexpired patent rights, if any, including products containing compounds covered by the patent rights. Additionally, we may be required to pay a 1% royalty on net sales of combination products that use unexpired patent rights, if any, or contain compounds covered by the patent rights. Consequently, future sales of AV-101 may be subject to a 2% royalty obligation. There are no license, milestone or maintenance fees under the agreement. The agreement remains in force until the later of: (i) the expiration or invalidation of the last patent right; and (ii) 10 years after the first commercial sale of the first product that uses the patent rights or contains a compound covered by the patent rights. This agreement may also be terminated earlier at the election of the licensor upon our failure to pay any monies due, our failure to provide updates and reports to the licensor, our failure to provide the necessary financial and other resources required to develop the products, or our failure to cure within 90 days any breach of any provision of the agreement. We may also terminate the agreement at any time upon 90 days’ written notice so long as we make all payments due through the effective date of termination.

Competition

We believe that our stem cell technology platform, Human Clinical Trials in a Test TubeTM, is capable of being competitive in growing markets for pluripotent stem cell technology-based drug discovery, development and rescue, as well as regenerative cell therapy and other commercial applications in the rapidly growing stem cell and regenerative medicine sector. We have elected to focus a substantial portion of our resources on stem cell technology-based drug rescue.

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

Competition may arise from academic research institutions, contract research organizations, pharmaceutical companies and biotechnology companies that seek to apply stem cell technology, including hPSC trechnology, to produce, sell and/or use human heart cells, liver cells, other cell populations, and in vitro cellular assays including such cells, for internal or third-party research and development purposes, predictive toxicology screening, assessment of adverse drug-drug interactions, and regenerative cell therapy. A representative list of such companies includes the following: Acea Biosciences, Advanced Cell Technology, BioTime, Cellectis Bioresearch, Cellular Dynamics, California Stem Cell, Cellerant Therapeutics, Cytori Therapeutics, HemoGenix, International Stem Cell, iPierian, Neuralstem, Organovo Holdings, PluriStem Therapeutics, Stem Cells, and Stemina BioMarker Discovery.  Pharmaceutical companies and other established corporations such as GE Healthcare Life Sciences, GlaxoSmithKline, Life Technologies, Novartis, Pfizer, Roche Holdings and others have been and are expected to continue developing internally stem cell-based research and development programs. We anticipate that acceptance and use of hPSC technology, including our Human Clinical Trials in a Test TubeTM platform, will continue to occur and increase at pharmaceutical and biotechnology companies in the future.

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

The Act subjects all research conducted in Canada involving the human embryo, including ES Cell derivation (but not the stem cells once derived), to a licensing process overseen by a federal licensing agency.  However, as of the date of this report, the provisions of the Act regarding the licensing of ES Cell derivation were not in force

We are not currently conducting stem cell research in Canada.  We are, however, sponsoring stem cell research by Dr. Gordon Keller at UHN’s McEwen Centre.  We anticipate conducting stem cell research (with both ES Cells and iPS Cells), in collaboration with Dr. Keller and is research team, at UHN during 2013 and beyond pursuant to our long term sponsored research collaboration with Dr. Keller and UHN.  Should the provisions of the Act come into force, we may have to apply for a license for all ES Cell research we may sponsor or conduct in Canada and ensure compliance of such research with the provisions of the Act.

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

Subsidiaries and Inter-Corporate Relationships

VistaGen Therapeutics. Inc., a California corporation, is our wholly-owned subsidiary and has the following two wholly-owned subsidiaries: VistaStem Canada Inc., a corporation incorporated pursuant to the laws of the Province of Ontario, intended to facilitate our stem cell-based research and development and drug rescue activities in Ontario, Canada including our collaboration with Dr. Keller and UHN should we elect to expand our U.S. operations into Canada; and Artemis Neuroscience, Inc., a corporation incorporated pursuant to the laws of the State of Maryland and focused on  development of AV-101. The operations of VistaGen Therapeutics, Inc., a California corporation, and each of its two wholly-owned subsidiaries are managed by our senior management team based in South San Francisco, California.

Item 1A.  Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception.  We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each fiscal year since our inception, including net losses of $12.9 million and $12.2 million for the fiscal years ending March 31, 2013 and 2012, respectively.  Our accumulated deficit was $67.7 million and $54.8 million, and our stockholders’ deficit was $12.6 million and $5.7 million as of March 31, 2013 and 2012, respectively.  These losses have resulted principally from costs incurred in our research and development programs and general and administrative expenses.

To date, we have generated approximately $16.4 million of revenue from grant awards and strategic collaborations.  We have financed our operations primarily through grant awards and private placements of our securities.  We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses, operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due primarily to anticipated increases in expenses for research and product development and increases in general and administrative expenses related to operating and reporting as a public company, particularly in the event we are able to achieve our goal of listing on the NASDAQ Global Market or a similar national exchange.  The net losses we incur may fluctuate from quarter to quarter.  We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy relating to drug rescue and generate significant revenue to support our level of operating expenses related to:

•	Research and development of our hPSC technology platform;
•	Drug rescue activities;
•	Acquisition and/or in-license of products and technologies;
•	Maintainence, expasion and protection of our intellectual property portfolio;
•	Hiring additional scientific and technical personnel; and
•	Adding operational, financial and management information systems and personnel to support our drug rescue activities and regulatory compliance requirements relating to being a reporting company.

To become and remain profitable we must develop and commercialize, either directly or, more likely, through collaborative arrangements with pharmaceutical and biotechnology companies, a product or products with significant market potential.  This will require us or our partners to be successful in a range of challenging activities, including nonclinical testing and clinical trials of our Drug Rescue Variants, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we or our prospective partners may obtain marketing approval.  We and our collaborators may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research, development and drug rescue efforts, expand our business or continue our operations.  A decline in the value of the company could also cause you to lose all or part of your investment.

We need to raise substantial additional capital to continue our research and drug rescue programs, and continue as a going concern

To fund our current and proposed hPSC technology research and development and drug rescue programs, and continue as a going concern, we will need to raise substantial additional capital.  The amount of additional capital we will need will depend on many factors, including:

•
revenues, if any, generated from collaborations with pharmaceutical and biotechnology companies involving the discovery, development or licensing of customized cellular bioassays and new chemical entities, including Drug Rescue Variants, AV-101 or other drug or biologic candidates or regenerative cell therapy product candidates;

•	expenses we incur in discovering, developing and licensing Drug Rescue Variants or other drug or biologic candidates;
•	the commercial success of our hPSC technology-based research and development efforts and AV-101; and
•	the emergence of competing scientific and technological developments and the extent to which we acquire or in-license other products and technologies.

Other than the Autilion Financing, as defined below, we do not currently have any contractually committed sources of additional capital. As of the date of this report, we have completed a nominal initial closing of the Autilion Financing.  In the event the remaining portion of the Autilion Financing is not completed as provided for in our financing agreement with Autilion, we will require substantial additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources and such additional financing may not be available to us on a timely basis or on acceptable terms, or at all.  If we are unable to complete the Autilion Financing in full, or secure additional funding, or adequate funds are not available on a timely basis, we may be required to delay, reduce or eliminate research and development programs, including drug rescue programs, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and may cause our stock price to decline and result in our inability to continue as a going concern.

We have entered into a strategic financing agreement to provide us with $36.0 million in working capital.  An initial closing under the agreement resulting in nominal proceeds has occurred.  However, the second closing under the agreement, in the amount of $475,000 and scheduled for July 11, 2013, has not yet occurred. In the event the second closing, or any subsequently scheduled closing, does not occur in a timely manner, we will need to secure alternative sources of capital, which may not be available on acceptable terms, or at all, potentially resulting in our inability to continue as a going concern.

In April 2013, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) providing for the issuance to Autilion AG, a corporation organized and existing under the laws of Switzerland  (“Autilion), of 72 million shares of our common stock for total gross proceeds of $36 million (the “AutilionFinancing”). As amended, the Purchase Agreement provides for a series of closings between June 27, 2013 and September 30, 2013.  As of the date of this report,  a closing resulting in nominal proceeds from the Autilion Financing has occurred.  However, the second closing under the agreement, in the amount of $475,000 and scheduled for July 11, 2013, has not yet occurred. This, we are informed by Autilion, is due to administrative delays involving Autilion and its international affiliates and investment partners.  Because the closing did not occur, the Purchase Agreement is currently in default.  We have been informed by Autilion that we will receive the total $36 million of proceeds contemplated by the Purchase Agreement.  However, we can give no assurances as to whether we will receive any additional funding in connection with the Autilion Financing. In the event we are not able to close with respect to at least a significant portion of the proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing. Substantial additional financing may not be available on a timely basis, on terms acceptable to us, or at all.  In the event we are unable to obtain additional financing, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

In the event the Autilion Financing is completed in an amount exceeding $11.0 million, and we issue over 22 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing in part or in full.

Some of our programs have been supported by government grants, which may not be available in the future.  If we cannot continue to obtain grant funding from government entities or private research foundations or research, drug rescue and development funding from pharmaceutical or biotechnology companies, or if we fail to replace these sources of funding, our ability to continue operations will be harmed.

We have received, and in the future, may receive, funds under research and economic development grant programs funded by state and federal governmental agencies. and private grant funding and funding from pharmaceutical companies with which we have collaborative relationships. In order to fund a substantial portion of future operations, particularly future operations related to our proposed drug rescue activities, we may need to apply for and receive additional grant funding from governments and governmental organizations such as NIH, the NIH’s National Institute of Neurological Disease and Stroke, and the California Institute for Regenerative Medicine.  However, we may not secure any additional funding from any governmental organization or private research foundation or otherwise. We cannot assure you that we will receive grant funding in the future. If grant funds are required and are no longer available, or if the funds no longer meet our needs, some of our current and future operations may be delayed or terminated. In addition, our business, financial condition and results of operations may be adversely affected if we are unable to obtain future grants or alternative sources of funding.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements for the year ended March 31, 2013 included in Item 8 of this Report on Form 10-K, have been prepared assuming that we will continue to operate as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements includes an explanatory paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern.

Risks Related to Identification, Access, and Development of Our Drug Rescue Variants

We have not yet developed a Drug Rescue Variant and we cannot be certain that we will be able to do so in the future.  Our prospective customers, the pharmaceutical and biotechnology companies of the world, may not perceive value in our drug rescue efforts or otherwise may choose not to collaborate with us.

Our ability to develop a Drug Rescue Variant is highly dependent upon the accuracy and efficiency of our Human Clinical Trials in a Test TubeTM platform, particularly our CardioSafe 3D™ bioassay system. We have no operating history with respect to the development of Drug Rescue Variants and we cannot be certain we will be able to develop and license one or more Drug Rescue Variants in the future. There are a number of factors that may impact our ability to develop a Drug Rescue Variant, including:

•
Our ability to identify and access the potential for drug rescue of once-promising small molecule drug candidates that pharmaceutical or biotechnology companies have discontinued in development due to unexpected safety concerns relating to the heart or liver. If we cannot identify once-promising drug candidates that can be rescued in an efficient and cost-effective manner, our business will be adversely affected.  And, we may choose to focus our resources on a potential drug rescue candidate the rescue of which ultimately proves to be unsuccessful.  If we are unable to identify and access suitable drug candidates for our drug rescue programs, we will not be able to generate product revenues in future periods, which likely will result in significant harm to our financial position and adversely impact our stock price.

•
To the extent we seek  to rescue once-promising but discontinued drug candidates that are not otherwise available for research and development based on information available in the public domain, our ability to license from third-parties drug candidates that have been discontinued in development due to unexpected heart or liver safety concerns. Because we may seek to leverage prior third-party investment in drug discovery and development of a small molecule compounds with proprietary rights held by third parties,  the success of our business may depend, in significant part, on our ability to acquire or license such discontinued compounds from third-parties.  However, such third  parties might be reluctant to enter into product acquisition or license agreements with us on commercially reasonable terms, if at all. The licensing and acquisition of proprietary small molecule compounds, even compounds that have failed in development due to heart or liver safety concerns, is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire compounds that we may consider attractive as drug rescue candidates. These established companies have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.  In addition, companies that perceive us to be a competitor may be unwilling to sell or license drug candidate rights to us. We have no experience in negotiating these licenses and there can be no assurances that we will be able to acquire or obtain licenses to discontinued drug rescue candidates on commercially reasonable terms, if at all. If we are unable to acquire or obtain licenses to drug candidates we seek to rescue, our business may be adversely affected.

•
Our medicinal chemistry collaborator’s ability to design and produce Drug Rescue Variants that are structurally related to the drug candidate that was discontinued in development due to heart or liver safety concerns. If our medicinal chemistry collaborator is unsuccessful for any reason in designing and producing Drug Rescue Variants, our business will be adversely affected.

•
Our ability to execute our drug rescue programs in a timely and cost-effective manner. If our drug rescue programs are less efficient and more expensive than we expect, our business will be adversely affected.

•
Our ability to develop Drug Rescue Variants and license them to pharmaceutical and biotechnology companies. The time necessary to rescue any individual pharmaceutical product is long and can be uncertain. Only a small number of research and development programs ultimately result in commercially successful drugs. We cannot assure you that toxicity results indicated by our drug rescue testing models are indicative of results that would be achieved in future animal studies, in in vitro testing, or in clinical studies, all or some of which will be required in order to obtain regulatory approval of our Drug Rescue Variants.

Our internal validation studies of CardioSafe 3D TM have not been subject to peer review or third party validation.

Our internal validation studies, conducted to validate the ability of our CardioSafe 3DTM bioassay system to predict the cardiac effects of prospective drug rescue candidates referred to under “Business – Application of Stem Cell Technology to Drug Rescue – CardioSafe 3D TM”, have not been subject to peer review or third party validation. It is possible that the results we obtained from our internal validation studies may not be able to be replicated by third parties. If we elect to license drug rescue candidates from pharmaceutical or biotechnology companies rather than accessing information available in the public domain, and such companies cannot replicate our results, it will be difficult to negotiate and obtain licenses from such companies to drug candidates we may seek to rescue. Even if such results can be replicated, pharmaceutical and biotechnology companies may nevertheless conclude that their current drug testing models are better than our human heart cell-based bioassay system, CardioSafe 3DTM, and that it does not merit a license to the drug candidate we seek to rescue. Our business model is predicated on our ability to identify and, if information is not otherwise available in the public domain, obtain licenses from pharmaceutical and biotechnology companies to promising drug rescue candidates. If licenses are required, and if we cannot obtain licenses to suitable drug rescue candidates, our business will be adversely affected.

We cannot say with certainty that our in vitro toxicological testing systems, including CardioSafe 3DTM, and, when developed and validated, LiverSafe 3DTM, will be more efficient or accurate at predicting the toxicity adverse drug-drug interactions of new drug candidates and Drug Rescue Variants than the nonclinical testing models currently used by pharmaceutical companies.

The success of our drug rescue model is dependent upon the human heart and liver cell-based bioassay systems we develop being more accurate, efficient and clinically predictive than animal and cellular testing models currently used in the pharmaceutical and biotechnology industries. The accuracy and efficiency of our human heart and liver cell-based bioassay systems is central to our ability to generate Drug Rescue Variants. If our bioassay systems are less accurate and less efficient than currently-used animal and cellular testing models, our business will be adversely affected.

If we cannot enter into and successfully manage a sufficient number of strategic collaborations with pharmaceutical and biotechnology companies, our ability to generate Drug Rescue Variants and fund our future operations will be harmed.

A future element of our drug rescue business model is to enter into strategic development and marketing collaborations with established pharmaceutical and biotechnology companies to finance or otherwise assist in the development, marketing and manufacture of Drug Rescue Variants utilizing our hPSC technology-based bioassay systems for screening heart toxicity, liver toxicity and adverse drug-drug interactions. Our goal in such collaborations will be to generate a recurring stream of revenues from upfront license fees, research and development milestone payments and royalties on commercial sales of Drug Rescue Variants. Our prospects, therefore, will depend in large part upon our ability to attract and retain pharmaceutical and biotechnology collaborators and to generate Drug Rescue Variants that meet the requirements of our prospective collaborators. In addition, our collaborators will generally have the right to abandon research and development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research and development terms. There can be no assurance that we will be successful in establishing multiple future collaborations with pharmaceutical and biotechnology companies on acceptable terms or at all, that current or future collaborations will not terminate funding before completion of projects, that our existing or future collaborative arrangements will result in successful development and commercialization of Drug Rescue Variants or that we will derive any revenues from such arrangements. To the extent that we are unable to maintain existing or establish new strategic collaborations with pharmaceutical and biotechnology companies, it would require substantial additional capital for us to undertake research, development and commercialization activities on our own.

In varying degrees for each of the drug candidates we may seek to include in our drug rescue programs , following internal studies to establish in vitro proof of concept of the safety and efficacy of each lead Drug Rescue Variant, we expect to rely on our pharmaceutical or biotechnology company collaborators to develop, conduct Investigational New Drug-enabling studies and human clinical trials on, obtain regulatory approvals for, manufacture, market and/or commercialize the Drug Rescue Variant(s) we license to them. Such collaborators’ diligence and dedication of resources in conducting these activities will depend on, among other things, their own competitive, marketing and strategic considerations, including the relative advantages of competitive products. The failure of our collaborators to conduct, successfully and diligently, their collaborative activities relating to Drug Rescue Variants we license to them would have a material adverse effect on us.

Some of our competitors or pharmaceutical or biotechnology companies may develop technologies that are superior to or more cost-effective than ours, which may impact the commercial viability of our technologies and which may significantly damage our ability to sustain operations.

The pharmaceutical and biotechnology industries are intensely competitive. Other hPSC biology-based bioassay systems and drug candidates that could compete directly with the bioassay technologies and product candidates that we seek to discover, develop and commercialize currently exist and are being developed by pharmaceutical and biotechnology companies and by academic and other research-oriented organizations.

Many of the pharmaceutical and biotechnology companies developing and marketing these competing products and technologies have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing and distribution of new drug candidates. Pharmaceutical and biotechnology companies with whom we seek to collaborate also have or may develop their own competing internal programs.

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

Although substantially less than in years past, certain political and religious groups in the United States voice opposition to ES Cell technology and practices. All procedures we use to obtain clinical samples, and the procedures we use to isolate ES Cells, are consistent with the informed consent and ethical guidelines promulgated by the U.S. National Academy of Science, the International Society of Stem Cell Research (“ISSCR”), and the NIH. These procedures and documentation have been reviewed by an external Stem Cell Research Oversight Committee, and all cell lines we use have been approved under these guidelines. We use stem cells derived from excess fertilized eggs that have been created for clinical use in in vitro fertilization (“IVF”) procedures and have been donated for research purposes with the informed consent of the donors after a successful IVF procedure because they are no longer desired or suitable for IVF. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using ES Cells, thereby impairing our ability to conduct research in this field.

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

Government-imposed restrictions with respect to use of ES Cells in research and development could have a material adverse effect on us by harming our ability to establish critical collaborations, delaying or preventing progress in our research and development, and causing a decrease in the market interest in our stock. These potential ethical concerns do not apply to iPS Cells because their derivation does not involve the use of embryonic tissues.

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

Risks Related to the Regulation of Biological Products

Some of our products, including our or our prospective collaborators’ potential regenerative cell therapy products, may be subject to biological product regulations. During their clinical development, biological products are regulated pursuant to Investigational New Drug (“IND”) requirements. Product development and approval takes a number of years, involves the expenditure of substantial resources and is uncertain. Many biological products that appear promising ultimately do not reach the market because they cannot meet FDA or other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change through regulatory, legislative or judicial actions or that additional regulation will not arise during our product development that may affect approval, delay the submission or review of an application, if required, or require additional expenditures by us.

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

If we elect to leverage prior discovery and development of drug candidates under license arrangements with third-party pharmaceutical or biotechnology companies, or other third parties, it is uncertain what ownership rights, if any, we will obtain over intellectual property we derive from such licenses to lead Drug Descue Variants we develop in connection with any such third-party licenses.

If, instead of identifying drug candidates for our drug rescue programs based on information available to us in the public domain, we elect to negotiate and obtain licenses from pharmaceutical and biotechnology companies, or other third-parties, to drug candidates that these third-parties have discontinued in development because of unexpected heart or liver safety concerns, there can be no assurances that we will obtain ownership rights over intellectual property we derive from our licenses to the failed drug candidates or rights to Drug Rescue Variants we generate and develop as new, safer  and effective alternatives to the original failed drug candidates. If we are unable to obtain ownership rights over intellectual property related to Drug Rescue Variants we generate, or economic participation rights relating to the successful development and commercialization of such Drug Rescue Variants by potential collaborators, our business will be adversely affected.

If we are not able to obtain and enforce patent protection or other commercial protection for AV-101 or our pluripotent stem cell technologies, the value of AV-101 and our stem cell technologies and product candidates will be harmed.

Commercial protection of AV-101 and our proprietary pluripotent stem cell technologies is critically important to our business. Our success will depend in large part on our ability to obtain and enforce our patents and maintain trade secrets, both in the U.S. and in other countries, and, with respect to AV-101, secure New Drug Product Exclusivity provided by the FDA under section 505(c)(3)(E) and 505(j)(5)(F) of the Federal Food, Drug, and Cosmetic Act.

Additional patents may not be granted, and our existing U.S. and foreign patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. With respect to AV-101. the principle U.S. method of use patent and its foreign counterparts have expired.  Although recently we have filed three new U.S. patent applications relating to AV-101, we or others with whom we may collaborate for the development and commercialization of AV-101 may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for AV-101.

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

For example, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes”. The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to ES Cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain European patent protection for our proprietary ES Cell-based technology and systems.

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

We may have to engage in costly litigation to enforce or protect our proprietary technology, particularly our pluripotent stem cell technology and human heart and liver cell-based bioassay systems, or to defend challenges to our proprietary technology by our competitors, which may harm our business, results of operations, financial condition and cash flow.

Litigation may be necessary to protect our proprietary rights, especially our rights to our pluripotent stem cell technology and human heart and liver cell-based bioassay systems. Such litigation is expensive and would divert material resources and the time and attention of our management. We cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted and th price of our Common Stock could decline. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us.

Patent litigation may also be necessary to enforce patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of others. We may not be successful in any patent litigation. An adverse outcome in a patent litigation, patent opposition, patent interference, or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology, any of which could severely harm our business and could cause the price of our Common Stock to decline.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our institutional investors, licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve such conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Any such litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information and establishing competitive enterprises.

We rely, in significant part, on trade secrets to protect our proprietary technologies, especially in circumstances that we believe patent protection is not appropriate or available. We attempt to protect our proprietary technologies in part by confidentiality agreements with our advisors, collaborators, consultants, contractors and employees. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevents us from pursuing research and development or commercialization of potential products.

Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe on the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our Human Clinical Trials in a Test TubeTM platform.  We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in product development. In cases where we are unable to license necessary technologies, we could be prevented from developing certain potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business and the price of our Common Stock could decline.

Risks Related to Development, Clinical Testing and Regulatory Approval of Drug Rescue Variants and other Drug Candidates, Biologic Candidates and Regenerative Cell Therapy Product Candidates

We have limited experience as a corporation conducting clinical trials, or in other areas required for the successful commercialization and marketing of Drug Rescue Variants and other drug candidates, biologic candidates or regenerative cell therapy product candidates.

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

We also do not currently have marketing and distribution capabilities for product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process. To market and distribute any Drug Rescue Variant and other drug candidate, biologic candidate or regenerative cell therapy product candidate we develop, we plan to enter into strategic a agreement with a third-party collaborator that would be responsible for marketing and distribution. However, these third-party collaborators may not be capable of successfully selling any of our product candidates.

Because we and our collaborators must complete lengthy and complex development and regulatory approval processes required to market drug products in the U.S. and other countries, we cannot predict whether or when we or our collaborators will be permitted to commercialize Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates to which we have commercial rights.

Federal, state and local governments in the U.S. and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products derived from our drug rescue, drug development and regenerative cell therapy programs.

The regulatory process, particularly for drug and biologic candidates, is uncertain, can take many years and requires the expenditure of substantial resources. Any Drug Rescue Variant or other drug candidate, biologic candidate or regenerative cell therapy product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the U.S. or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the U.S. and similar health authorities in other countries in order to demonstrate safety and efficacy. Because any Drug Rescue Variant or other drug candidate, biologic candidate or regenerative cell therapy product candidate we develop, or collaborate with others to develop, are expected to involve the application of new technologies or are based upon new therapeutic approaches, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for drug or biologic candidates based upon more conventional technologies. We may never obtain regulatory approval to market a Drug Rescue Variant or other drug candidate, biologic candidate or regenerative cell therapy product candidate.

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

If we obtain regulatory agency approval for a new drug, biologic or regenerative cell therapy product, this approval may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product. Additionally, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of manufacturing, advertising and promoting, selling and marketing, labeling and distribution. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to product recall or seizure, injunction against product manufacture, distribution, sales and marketing and criminal prosecution. The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

Entry into clinical trials with one or more drug candidates, biologic candidates or regenerative cell therapy product candidates may not result in any commercially viable products.

We may never generate revenues from product sales because of a variety of risks inherent in our business, including the following risks:

•	clinical trials may not demonstrate the safety and efficacy of our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates;;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•
we may not be able to obtain regulatory approval of our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates; or may experience delays in obtaining such approval;

•	we may not be able to manufacture our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates economically on a commercial scale;

•	we and any licensees of ours may not be able to successfully market our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates;

•
physicians may not prescribe our products, or patients or third party payors may not accept our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates;

•	others may have proprietary rights which prevent us from marketing our Drug Rescue Variants or other drug candidates, biologic candidates or regenerative cell therapy product candidates; and

•	competitors may sell similar, superior or lower-cost products.

To be successful, our Drug Rescue Variants, drug candidates, biologic candidates and regenerative cell therapy product candidates must be accepted by the healthcare community, which can be very slow to adopt or unreceptive to new technologies and products.

Our Drug Rescue Variants, drug candidates, biologic candidates and regenerative cell therapy product candidates, if developed and approved for marketing, may not achieve market acceptance because hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The Drug Rescue Variants, drug candidates, biologic candidates and regenerative cell therapy product candidates that we may attempt to develop may represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•
our establishment and demonstration to the medical community of the clinical efficacy and safety of our Drug Rescue Variants, drug candidates, biologic candidates and regenerative cell therapy product candidates;

•	our ability to create product candidates that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

If the healthcare community does not accept our developed Drug Rescue Variants, drug candidates, biologic candidates or  regenerative cell therapy product candidates for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

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

Our stem cell technology-based drug rescue business model involves reliance on strategic collaborations with third parties.

Our stem cell technology-based business model contemplates making arrangements with third parties:

•	to identify, in the public domain or elsewhere, and access failed drug candidates to rescue and develop;

•	to license lead Drug Rescue Variants that we develop; and

•	to perform stem cell research and development and supply contract services, such as medicinal chemistry, that is our key to our future success.

A key component of our strategy is developing a “drug rescue ecosystem” by entering into collaborative arrangements with pharmaceutical and biotechnology companies, academic institutions, contract research and development and regulatory service organizations  and others for certain aspects of ourresearch and development programs. There can be no assurance, however, that we will be able to maintain our current collaborations or establish additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful.

Should any collaborator fail to develop or commercialize successfully any Drug Rescue Variant, drug candidate or biologic candidate to which it has rights from us, or any of the collaborator’s drug candidate or biologic candidate to which we may have rights, our business may be adversely affected. In addition, while we believe that collaborators will have sufficient economic motivation to continue their funding, there can be no assurance that any of these collaborations will be continued or result in successfully commercialized product candidates. Failure of a collaborator to continue funding any particular program, or our inability to provide our collaborator with required funding, could delay or halt the development or commercialization of any technology or product candidates arising out of such programs. In addition, there can be no assurance that the collaborators will not pursue alternative technologies, change strategy, re-allocate resources, terminate our agreement, develop alternative product candidates either on their own or in collaboration with others, including our competitors.

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

We also rely on numerous consultants, strategic advisors and strategic collaborators, especially our long-term strategic collaboration with Dr. Gordon Keller, who assists us in formulating our stem cell research and development strategies. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so could materially harm our business.

Although the current term of our sponsored research collaboration agreement with UHN and our co-founder, Dr. Gordon Keller, does not expire until September 2017, and our intention is to renew and extend the agreement beyond 2017, there can be no assurances that we will be able to renew or extend the agreement beyond 2017 on mutually agreeable terms, if at all. Additionally, there can be no assurances that we will receive any invention notices or secure a license to any intellectual property resulting from such sponsored research.

We will need to hire additional highly specialized, skilled personnel to achieve our business plan. Our inability to hire qualified personnel in a timely manner will harm our business.

Our ability to execute on our business plan will depend on the talents and efforts of highly skilled individuals with specialized training in the field of stem cell research and bioassay development, as well as in vitro drug candidate screening and nonclinical and clinical development. Our future success depends on our ability to identify, hire and retain these highly skilled personnel during our early stages of development. Competition in our industry for qualified employees with the specialized training we require is intense. In addition, our compensation arrangements may not always be successful in attracting the new employees we require. Our ability to execute our drug rescue business model effectively depends on our ability to attract these new employees.

Our research and development activities involve the controlled use of hazardous materials, and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

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

Additional Risks

Our principal institutional stockholders own a significant percentage of our stock and will be able to exercise significant influence.

Our current principal institutional stockholders, Platinum Long Term Growth Fund, Cato BioVentures and their respective affiliates own, and Autilion AG is anticipated to own, a significant percentage of our outstanding capital stock. Accordingly, these stockholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring stockholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information about the ownership of our capital stock by our executive officers, directors, and principal shareholders.

When we require future capital, we may not be able to secure additional funding in order to expand our operations and develop new products.

We expect to seek opportunities to raise additional funds from public and private stock offerings, issuance of promissory notes or debentures, borrowings under lease lines of credit, corporate partnering arrangements, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

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

We anticipate that the market price of our common stock will fluctuate significantly in response to many factors, some of which are unpredictable, beyond our control and unrelated to our performance, including specific factors such as the announcement of new products or product enhancements by us or our competitors, developments concerning intellectual property rights and regulatory approvals, quarterly variations in our and our competitors’ results of operations, changes in earnings estimates or recommendations by any securities analysts, developments in our industry, strategic actions by us or our competitors, such as acquisitions or restructurings, new laws or regulations or new interpretations of existing laws or regulations applicable to our business, the public’s reaction to our press releases, our other public announcements and our filings with the SEC, changes in accounting standards, policies, guidance, interpretations or principles, our inability to raise additional capital as needed, substantial sales of common stock underlying warrants or preferred stock, sales of common stock or other securities by us or our management team, and general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of the biotechnology industry.

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

Although our common stock is quoted on the OTC Bulletin Board, the trading of our common stock may be extremely sporadic. For example, several days may pass before any shares are traded. There can be no assurance that an active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time.

Because we became a public company by means of a strategic reverse merger, we may not be able to attract the attention of investors or major brokerage firms.

Because we became a public company by means of a strategic reverse merger transaction in May 2011 rather than through a traditional firmly-underwritten initial public offering involving an investment banking or brokerage firm, securities analysts or major brokerage firms may not provide coverage of us because there may be limited incentive to recommend the purchase of our common stock.

Because we became a public company as a result of a strategic reverse merger with a public shell, unknown liabilities may adversely affect our financial condition.

We became a public company by means of a strategic reverse merger with a public shell. While management conducted extensive due diligence prior to consummating our strategic reverse merger in May 2011, in the event the public shell contained undisclosed liabilities, and management was unable to address or otherwise offset such liabilities, such liabilities may materially, and adversely affect our financial condition.  As a result of the risks associated with unknown liabilities, potential investors may be unsure or unwilling to invest in our common stock.

We will incur significant costs to ensure compliance with corporate governance, federal securities law and accounting requirements.

Since becoming a public company by means of a strategic reverse merger in May 2011, we are subject to the periodic reporting and other requirements of the federal securities laws, rules and regulations.  We have incurred and will incur significant costs to comply with such requirements, including accounting and related auditing costs, and costs to comply with corporate governance and other costs of operating a public company. The filing and internal control reporting requirements imposed by federal securities laws, rules and regulations are rigorous and we may not be able to meet them, resulting in a possible decline in the price of our common stock and our inability to obtain future financing.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

Our management team has limited experience as officers of a publicly-traded company, and prior to May 2011, we did not operate as a publicly-traded company. It may be time consuming, difficult and costly for us to implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls and disclosure requirements, we may not be able to obtain the independent registered public accounting firm attestations that the Sarbanes-Oxley Act requires certain publicly-traded companies to obtain. If it is determined that we have a material weakness in our internal control over financial reporting, or if our independent registered accounting firm is unable to provide an unqualified attestation report on our internal controls when required, we could incur additional costs and suffer adverse publicity and other consequences of any such determination, investors could lose confidence in our financial information and the price of our common stock could decline.

We cannot assure you that our common stock will be liquid or that our common stock will become listed on the New York Stock Exchange, a NASDAQ OMX market, or other similar exchanges.

We do not yet meet the initial listing standards of the New York Stock Exchange, the NASDAQ Global Market, or other similar exchanges. Until our common stock is listed on a broader exchange, we anticipate that it will remain quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This would also make it more difficult to raise additional capital.

There may be additional issuances of shares of preferred stock in the future.

Following approval by our stockholders in October 2011, our Articles of Incorporation now permit us to issue up to 10.0 million shares of preferred stock and our Board has authorized the issuance of 500,000 shares of Series A Convertible Preferred Stock, all of which shares are outstanding at March 31, 2013. Our Board of Directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

Our common stock may be considered a “penny stock.”

Since we became a publicly-traded company in May 2011, our common stock has traded on the OTC Bulletin Board at a price of less than $5.00 per share. The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. To the extent that the market price of our common stock is less than $5.00 per share and, therefore, may be considered a “penny stock,” brokers and dealers effecting transactions in our common stock must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock. In addition, as long as our common stock remains listed on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

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

In the past, securities class action litigation has been brought against a company following periods of volatility in the market place of its securities. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Item 1B.  Unresolved Staff Comments

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 2.  Properties

Our headquarters are located at 384 Oyster Point Boulevard, No. 8, South San Francisco, California 94080-1967, where we occupy approximately 6,900 square feet of office and lab space under a lease expiring on June 30, 2013.   In April 2013, we entered into a four-year lease of laboratory and headquarters office space at 343 Allerton Avenue, South San Francisco, California 94080.  Our occupancy at that location is anticipated to commence in August 2013.  We believe our new facilities at 343 Allerton Avenue, South San Francisco, California will be suitable and adequate for our current and future needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 21, 2011 our common stock began trading on the OTC Bulletin Board under the symbol “VSTA.”  There was no established trading market for our common stock prior to that date.  On May 23, 2011 our directors approved a 2-for-1 stock split. The stock split became effective on the OTC Bulletin Board on June 21, 2011.

Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ending March 31, 2013
First quarter ending June 30, 2012	$2.80	$0.50
Second quarter ending September 30, 2012	$1.50	$0.51
Third quarter ending December 31, 2012	$0.95	$0.55
Fourth quarter ending March 31, 2013	$0.90	$0.60

Year Ending March 31, 2012
First quarter ending June 30, 2011 (from June 21, 2011)	$2.60	$2.45
Second quarter ending September 30, 2011	$2.60	$1.80
Third quarter ending December 31, 2011	$3.10	$2.57
Fourth quarter ending March 31, 2012	$3.15	$2.55

On July 10, 2013 the closing price of our common stock on the OTC Bulletin Board was $0.60 per share.

As of July 10, 2013, we had 21,265,967 shares of common stock outstanding and 350 stockholders of record.  On the same date, one stockholder held all 500,000 outstanding restricted shares of our Series A Preferred Stock.

Dividend Policy

We have not paid any dividends in the past and we do not anticipate that we will pay dividends in the foreseeable future.  Covenants in certain of our debt agreements prohibit us from paying dividends while the debt remains outstanding.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the fiscal year ended March 31, 2013

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Grants

As of March 31, 2013, options to purchase a total of 4,912,604 restricted shares of our common stock are outstanding at a weighted average exercise price of $1.32 per share, of which 4,227,436 options are vested and exercisable at a weighted average exercise price of $1.35 per share and 687,168 are unvested and not exercisable at a weighted average exercise price of $1.12 per share. These options were issued under our 2008 Plan and our 1999 Plan, each as described below. At March 31, 2013, an additional 257,867 shares remain available for future equity grants under our 2008 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,442,133	$1.33	257,867
Equity compensation plans not approved by security holders	470,471	1.21	--
Total	4,912,604	$1.32	257,867

2008 Stock Incentive Plan

Shareholders of VistaGen California adopted our 2008 Plan on December 19, 2008.  We assumed the 2008 Plan in connection with the Merger.  The maximum number of shares of our common stock that may be granted pursuant to the 2008 Plan is currently 5,000,000. In all cases, the maximum number of shares of common stock under the 2008 Plan will be subject to adjustments for stock splits, stock dividends or other similar changes in our common stock or our capital structure. Notwithstanding the foregoing, the maximum number of shares of common stock available for grant of options intended to qualify as “incentive stock options” under the provisions of Section 422 of the Internal Revenue Code of 1986 (the “Code”), is 5,000,000.

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

In the event of termination of a participant’s service for any reason other than disability or death, such participant may, but only during the period specified in the award agreement of not less than 30 days (generally 90 days) commencing on the date of termination (but in no event later than the expiration date of the term of such award as set forth in the award agreement), exercise the portion of the participant’s award that was vested at the date of such termination or such other portion of the participant’s award as may be determined by the Administrator. The participant’s award agreement may provide that upon the termination of the participant’s service for cause, the participant’s right to exercise the award shall terminate concurrently with the termination of the participant’s service. In the event of a participant’s change of status from employee to consultant, an employee’s incentive stock option shall convert automatically into a non-qualified stock option on the day three months and one day following such change in status. To the extent that the participant’s award was unvested at the date of termination, or if the participant does not exercise the vested portion of the participant’s award within the period specified in the award agreement of not less than 30 days commencing on the date of termination, the award shall terminate. If termination was caused by death or disability, any options which have become exercisable prior to the time of termination, will remain exercisable for twelve months from the date of termination (unless a shorter or longer period of time is determined by the Administrator).

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

As of March 31, 2013, we have options to purchase an aggregate of 4,442,133 restricted shares of common stock outstanding under our 2008 Plan.

1999 Stock Incentive Plan

VistaGen California’s Board of Directors adopted the 1999 Plan on December 6, 1999.  The 1999 Plan has terminated under its own terms, and as a result, no awards may currently be granted under the 1999 Plan. However, the options and awards that have already been granted pursuant to the 1999 Plan remain operative.

The 1999 Plan permitted VistaGen California to make grants of incentive stock options, non-qualified stock options and restricted stock awards. VistaGen California initially reserved 450,000 restricted shares of its common stock for the issuance of awards under the 1999 Plan, which number was subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that were forfeited or cancelled from awards under the 1999 Plan also were available for future awards.

The 1999 Plan could be administered by either VistaGen California’s Board of Directors or a committee designated by its Board of Directors. VistaGen California’s Board of Directors designated its Compensation Committee as the committee with full power and authority to select the participants to whom awards were granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 1999 Plan. All directors, executive officers, and certain other key persons (including employees, consultants and advisors) of VistaGen California were eligible to participate in the 1999 Plan.

The exercise price of incentive stock options awarded under the 1999 Plan could not be less than the fair market value of the common stock on the date of the option grant and could not be less than 110% of the fair market value of the common stock to persons owning stock representing more than 10% of the voting power of all classes of our stock. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the common stock. The term of each option granted under the 1999 Plan could not exceed ten years (or five years, in the case of an incentive stock option granted to a 10% shareholder) from the date of grant. VistaGen California’s Compensation Committee determined at what time or times each option might be exercised (provided that in no event could it exceed ten years from the date of grant) and, subject to the provisions of the 1999 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options could be exercised.

The 1999 Plan also permitted the issuance of restricted stock awards.  Restricted stock awards issued by VistaGen California were shares of common stock that vest in accordance with terms and conditions established by VistaGen California’s Compensation Committee. The Compensation Committee could impose conditions to vesting that it determined to be appropriate. Shares of restricted stock that did not vest were subject to our right of repurchase or forfeiture. VistaGen California’s Compensation Committee determined the number of shares of restricted stock granted to any employee. Our 1999 Plan also gave VistaGen California’s Compensation Committee discretion to grant stock awards free of any restrictions.

Unless the Compensation Committee provided otherwise, the 1999 Plan did not generally allow for the transfer of incentive stock options and other awards and only the recipient of an award could exercise an award during his or her lifetime. Non-qualified stock options were transferable only to the extent provided in the award agreement, in a manner consistent with the applicable law, and by will and by the laws of descent and distribution. In the event of a change in control of the Company, as defined in the 1999 Plan, the outstanding options will automatically vest unless our Board of Directors and the Board of Directors of the surviving or acquiring entity make appropriate provisions for the continuation or assumption of any outstanding awards under the 1999 Plan.

As of March 31, 2013, we have options outstanding under our 1999 Plan to purchase an aggregate of 470,471 restricted shares of our common stock.

Recent Sales of Unregistered Securities

During the three years preceding the date of this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and that have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

2012 Private Placement of Units

Between January 2013 and March 2013, we sold 1,415,074 Units in a private placement to 25 accredited investors and received cash proceeds of $657,537 and settled outstanding amounts payable for professional fees in lieu of cash payment for services in the amount of $50,000.  We sold the Units for $0.50 per Unit, with each Unit consisting of one restricted share of our common stock and a five-year warrant to purchase one half (1/2) of one restricted share of our common stock at an exercise price of $1.50 per share.  We have used the proceeds from the sale of the Units for general corporate purposes.  We offered and sold the Units in transactions exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of non-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (“FDA”) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” and in our other filings with the Securities and Exchange Commission. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without dilution or other terms that may be unacceptable to our management, Board of Directors and stockholders.

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

Business Overview

We are a biotechnology company applying human pluripotent stem cell technology for drug rescue and regenerative cell therapy.

Drug rescue involves the combination of human pluripotent stem cell technology with modern medicinal chemistry to generate new chemical variants (“Drug Rescue Variants”) of promising small molecule drug candidates that pharmaceutical or biotechnology companies have discontinued during development due to unexpected safety concerns involving the heart and/or liver. We anticipate that our stem cell technology platform, Human Clinical Trials in a Test Tubetm, will allow us to assess the heart and liver toxicity profile of new drug candidates with greater speed and precision than in vitro techniques and technologies currently used in the drug development process.  Our drug rescue model is designed to leverage both substantial prior third-party investment in discovery and development of once-promising drug candidates which ultimately were discontinued prior to market approval and the predictive toxicology and other drug development capabilities of our Human Clinical Trials in a Test Tubetm platform.

Our Human Clinical Trials in a Test Tubetm platform is based on a combination of proprietary and exclusively licensed stem cell technologies, including technologies developed over the last 20 years by VistaGen California’s co-founder and Canadian scientist, Dr. Gordon Keller, and Dr. Ralph Snodgrass, VistaGen California’s co-founder, and our President and Chief Scientific Officer. Dr. Keller is currently the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto. Dr. Keller’s research is focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from pluripotent stem cells, including heart cells and liver cells that can be used in our biological assay systems for drug rescue and development. Dr. Snodgrass has over 20 years of experience in both academia and industry in the development and application of stem cell differentiation systems for drug discovery and development.

With mature heart cells produced from stem cells, we have developed CardioSafe 3D ™, a three-dimensional (“3D”) bioassay system. We believe CardioSafe 3D ™ is capable of predicting the in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are tested in humans. Our immediate goal is to leverage CardioSafe 3D ™ to generate and monetize a pipeline of small molecule drug candidates through drug rescue collaborations. We intend to expand our drug rescue capabilities by developing LiverSafe 3D ™, a human liver cell-based bioassay system for assessing potential liver toxicity and adverse drug-drug interactions.

In parallel with our drug rescue activities, we plan to advance pilot nonclinical development of regenerative cell therapy programs focused on blood, cartilage, heart, liver and pancreas cells. Each of these regenerative cell therapy programs is based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tube tm platform.

With grant funding from the U.S. National Institutes of Health (“NIH”), we have successfully completed Phase 1 development of AV-101 during calendar 2012.  AV-101 is an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market, including neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system. Neuropathic pain affects approximately 1.8 million people in the U.S. alone. To date, we have been awarded over $8.8 million of grant funding from the NIH for non-clinical and Phase I clinical development of AV-101.

Our immediate plan is to utilize the vast amount of information available in the public domain with respect to potential small molecule drug candidates for inclusion in our drug rescue programs.  We may also seek to acquire rights to drug rescue candidates that third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies have discontinued due to unexpected safety concerns involving the heart and/or liver.  In connection with our drug rescue programs, we will collaborate with contract medicinal chemistry and other third parties to generate and assess the therapeutics and commercial potential of each Drug Rescue Variant we generate. We plan to have economic participation rights in each Drug Rescue Variant we are able to generate in connection with our projected drug rescue programs.

The Merger

VistaGen Therapeutics, Inc., a California corporation (“VistaGen California”) is a wholly-owned subsidiary of the Company.  VistaGen California was incorporated in California on May 26, 1998 . Excaliber Enterprises, Ltd. (Excaliber), a publicly-held company (formerly OTCBB:EXCA), was incorporated under the laws of the State of Nevada on October 6, 2005.  After being unable to generate material revenues based on its original business plan, Excaliber became inactive in 2007.  In May 2011, after assessing the prospects associated with its original business plan and the business opportunities associated with a strategic merger with an established, privately-held, biotechnology company seeking the potential advantages of being a publicly-held company, Excaliber’s Board of Directors agreed to pursue a strategic merger with VistaGen California.

On May 11, 2011, pursuant to a strategic merger transaction with VistaGen California, Excaliber acquired all outstanding shares of VistaGen California in exchange for 6,836,452 restricted shares of Excaliber’s common stock (the “Merger”), and Excaliber assumed all of VistaGen California’s pre-Merger obligations to contingently issue restricted shares of common stock in accordance with VistaGen California’s stock option agreements, warrant agreements, and a convertible promissory note.  In connection with the Merger, Excaliber repurchased 5,064,207 shares of Excaliber common stock from two of its stockholders for a nominal amount, resulting in a total of 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 restricted shares issued to VistaGen California stockholders in connection with the Merger represented approximately 90% of Excaliber’s outstanding shares of common stock after the closing of the Merger.  As a result of the Merger, the biotechnology business of VistaGen California became the operating business of Excaliber. Shortly after the Merger:

•	Each of the pre-Merger directors of VistaGen California was appointed as a director of Excaliber;
•	The pre-Merger directors and officers of Excaliber resigned as officers and directors of Excaliber;
•	Each of VistaGen California’s pre-Merger officers was appointed an officer of like tenor of Excaliber;
•	The post-Merger directors of Excaliber (consisting of the pre-Merger directors of VistaGen California) approved a two-for-one (2:1) stock split of Excaliber’s common stock;
•
The post-Merger directors of Excaliber approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares, (see Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K);

•	Excaliber’s name was changed to “VistaGen Therapeutics, Inc.”; and
•	VistaGen California's fiscal year-end of March 31 was adopted as Excaliber’s fiscal year-end.

VistaGen California, as the accounting acquirer in the Merger, recorded the Merger as the issuance of stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the Merger was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) stock split mentioned above, have been retroactively reflected as outstanding for the period prior to the Merger in the fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share in the Consolidated Statements of Operations and Comprehensive Income of the Company included in Item 8 of this Form 10-K.  Additionally, the accompanying Consolidated Balance Sheets of the Company retroactively reflect the authorized capital stock and $0.001 par value of Excaliber’s common stock and the two-for one (2:1) stock split after the Merger.

The financial statements included in this discussion and in the Consolidated Financial Statements of the Company included in Item 8 of this Form 10-K represent the activity of VistaGen California for the pre-Merger portion of fiscal 2012 and the consolidated activity of VistaGen California and Excaliber from May 11, 2011 (the date of the Merger) through March 31, 2013.  The activities and results of operations of Excaliber in the pre-Merger period presented were not material.

Primary Merger-Related Transactions

Immediately preceding and concurrent with the Merger:

●
VistaGen California sold 2,216,106 Units, consisting of one restricted share of VistaGen's common stock and a three-year warrant to purchase one-fourth (1/4) of one restricted share of VistaGen common stock at an exercise price of $2.50 per share, at a price of $1.75 per Unit in a private placement for aggregate gross offering proceeds of $3,878,197, including $2,369,194 in cash (“2011 Private Placement”).  The restricted shares and warrants issued in the 2011 Private Placement became restricted shares and warrants of the Company upon consummation of the Merger;

●
Holders of certain promissory notes issued by VistaGen California from 2006 through 2010 converted their notes totaling $6,174,793, including principal and accrued but unpaid interest, into 3,528,290 Units at $1.75 per Unit.  These Units were the same Units issued in connection with the 2011 Private Placement. The restricted shares and warrants issued upon the conversion of such promissory notes became restricted shares and warrants of the Company upon consummation of the Merger; and

●
All holders of VistaGen California's then-outstanding preferred stock converted all 2,884,655 of their restricted shares of VistaGen California preferred stock into 2,884,655 restricted shares of VistaGen California common stock, all of which shares became restricted shares of the Company upon consummation of the Merger.  See Note 8, Convertible Promissory Notes and other Notes Payable and Note 9, Capital Stock, to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a further description of these transactions.

Financial Operations Overview

Net Loss

We are in the development stage and, since inception, have devoted substantially all of our time and efforts to hPSC research and bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.  As of March 31, 2013, we had an accumulated deficit of $67.7 million. Our net loss for the years ended March 31, 2013 and 2012 was $12.9 million and $12.2 million, respectively. We expect these conditions to continue for the foreseeable future as we expand our drug rescue activities and the capabilities of our Human Clinical Trials in a Test Tube™ platform.

Summary of Fiscal Year 2013

During the fiscal year ending March 31, 2013, we have continued to expand the capabilities of CardioSafe 3D™ and develop and validate LiverSafe 3D™.  Additionally, we have continued to advance our review of prospective drug rescue candidates and successfully completed Phase 1 clinical development of AV-101.  We also directed concentrated effort to finalizing and analyzing the AV-101 Phase 1b clinical trial results and preparing final clinical study reports required under the terms of our NIH grant awards.  Our executive management has been significantly focused on providing sufficient operating capital to advance our research and development objectives while meeting our continuing operational needs. To that end, in June 2012 and October 2012 we entered into agreements with Platinum Long Term Growth VII, LLC (“Platinum”) pursuant to which we received an aggregate of $3.25 million in cash proceeds from the issuance of senior secured convertible promissory notes and related warrants to purchase 3.25 million restricted shares of our common stock. Subject to certain adjustments, these notes are convertible into restricted shares of our common stock at a conversion price of $0.50 per share and the warrants are exercisable at an exercise price of $0.50 per share.  Further, we modified Platinum’s exchange rights with respect to the 500,000 restricted shares of our Series A preferred stock that it holds.  Additionally, we entered into strategic debt restructuring agreements with certain long-term service providers and research and development collaborators to modify the payment requirements of our liabilities to them by significantly reducing the monthly cash payment requirements or, in several cases, to entirely restructure the liability so that it is now payable only in restricted shares of our common stock.

In August 2012, we entered into such a strategic debt restructuring agreement with Morrison & Foerster (“M&F”), our former general corporate  counsel and continuing intellectual property counsel.  Pursuant to the M&F strategic debt restructuring agreement, we converted approximately $1.4 million of our then-existing promissory note debt to M&F into a new unsecured promissory note payable only in restricted shares of our common stock in connection with M&F’s future exercise of a warrant to purchase approximately 1.4 million shares of our common stock at $1.00 per share, provided, however, that M&F has the option to require us to repay the note in cash upon a change of control or event of default, as both are defined in the agreement.

In October 2012, we entered into similar strategic debt restructuring agreements with Cato Research Ltd. (“CRL”), our CRO collaborator for development of AV-101, and University Health Network (“UHN”), our long-term stem cell research and development collaborator in Canada, in which we converted approximately $1.0 million of existing accounts payable debt owed to CRL and approximately $0.55 million of existing accounts payable debt owed to UHN into new notes payable only in restricted shares of our common stock in connection with future warrant exercises by CRL and UHN to purchase approximately 1,000,000 and 550,000 restricted shares of our common stock, respectively, at $1.00 per share. Additionally, we reduced the current monthly unsecured promissory note payment requirements with respect to existing debt of $1.0 million owed to M&F and $0.3 million owed to Cato Holding Company.  The Platinum, M&F, CRL and UHN debt restructuring transactions are described in greater detail in Note 8, Convertible Promissory Notes and Other Notes Payable and Note 9, Capital Stock, in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  The accounting for these transactions resulted in the recognition in the financial statements for fiscal 2013 of (i) non-cash losses attributable to certain of the debt modifications (loss on early extinguishment of debt); (ii) liabilities related to certain of the warrants issued and potentially issuable to Platinum and the related non-cash expense attributable to the change in the fair value of the warrant liability during the period; (iii) non-cash interest expense attributable to the discounts recorded with respect to the Platinum, M&F, CRL and UHN promissory notes; and (iv) a deemed dividend with respect to the modification of the exchange rights for the shares of our Series A Preferred stock held by Platinum and the related prospective issuance of a five-year warrant to purchase restricted shares of our common stock upon Platinum's exercise of its Series A Preferred Stock exchange rights.  These transactions and agreements, including the conversion of certain promissory notes into shares of restricted common stock, the exercise of warrants to purchase restricted common stock or Platinum’s exercise of its exchange rights with respect to the shares of our Series A Preferred stock it holds, will potentially require the issuance of a significant number of restricted shares of our common stock at various points in the future, which may be substantially dilutive to our existing stockholders.

The following table summarizes the results of our operations for the fiscal years ended March 31, 2013 and 2012 (amounts in $000):

	Fiscal Year Ended March 31,
	2013	2012

Revenues:
Grant revenue	$200	$1,342
Operating expenses:
Research and development	3,431	5,389
General and administrative	3,562	4,997
Total operating expenses	6,993	10,386
Loss from operations	(6,793)	(9,044)
Other expenses, net:
Interest expense, net	(921)	(1,893)
Change in warrant and put and note extension option liabilities	(1,636)	(78)
Loss on early extinguishment of debt	(3,568)	(1,193)
Other income	35	-
Loss before income taxes	(12,883)	(12,208)
Income taxes	(4)	(2)
Net loss	$(12,887)	$(12,210)
Deemed dividend on Series A Preferred Stock	(10,193)	-
Net loss attributable to common stockholders	$(23,080)	$(12,210)

Revenue

Our primary sources of revenue for the fiscal years ended March 31, 2013 and 2012 were government grant awards from the NIH to pursue the development of AV-101 and from California Institute of Regenerative Medicine (“CIRM”) to develop our bioassay system for predictive liver toxicology and drug metabolism drug screening, and from a strategic research contract with third parties.  Our AV-101 grant from NIH accounted for 94% and 87% of our total revenue for fiscal year 2013 and 2012, respectively.  The NIH grant expired in its normal course on June 30, 2012 and has not been extended or renewed.  Our CIRM grant terminated in September 2011 and accounted for 6% of our total revenue in fiscal year 2012.  Government grant revenue typically reimburses us for expenses incurred in the subject research area plus a nominal allocation or fee to cover our related administrative and infrastructure costs.

Research and Development Expense

Research and development expense represented approximately 49% and 52% of our operating expenses for the years ended March 31, 2013 and 2012, respectively. Research and development costs are expensed as incurred. Research and development expense consists of both internal and external expenses incurred in sponsored stem cell research and drug development activities, costs associated with the development of AV-101 and costs related to the licensing, application and prosecution of our intellectual property.  These expenses primarily consist of the following:

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

Other Expenses, Net

We incurred interest expense on the outstanding balance of our convertible promissory notes issued beginning in 2006, substantially all of which were converted into Units consisting of restricted common stock and warrants in May 2011 at a price of $1.75 per Unit in connection with the Merger.  We also incurred interest expense on the May 2011 Platinum Note prior to its exchange into our Series A Preferred Stock in December 2011, on the Senior Secured Convertible Promissory Notes issued to Platinum in October 2012 and in February 2013 and March 2013, and on various notes issued to certain service providers during the years ended March 31, 2011 and 2012 and on the new and modified notes issued to M&F, CRL and UHN during the year ended March 31, 2013.

We recorded non-cash expense in fiscal 2013 and 2012 related to the change in the fair values of the derivatives associated with various promissory notes issued to Platinum prior to fiscal 2012 and during fiscal 2013.  In fiscal 2013, we recorded non-cash losses on early extinguishment of debt in connection with the modification of certain promissory notes issued to Platinum, Morrison & Foerster, Cato Holding Company and to investors in convertible promissory notes issued in February 2012 as well as in connection with the settlement of accounts payable by issuing promissory notes to Cato Research Ltd and University Health Network, In fiscal 2012, we recorded a non-cash loss on early extinguishment of debt related to the exchange of the Platinum Note into shares of our Series A Preferred Stock under the terms of a note and warrant exchange agreement.  In fiscal 2013, we also recorded a non-cash deemed dividend related to the modification of the exchange rights of our Series A Preferred Stock held by Platinum, including the impact of the prospective issuance of a five-year warrant to purchase restricted shares of our common stock upon Platinum's exercise of its Series A Preferred Stock exchange rights.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected terms of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which, because of the limited period during which our stock has been publicly traded, is based on the historical daily trading data of the common stock of a peer group of public companies over the expected term of the option.

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

Results of Operations

Comparison of Years Ended March 31, 2013 and 2012

Revenue

The following table compares our primary revenue sources between the periods (in $000):

	Fiscal Year Ended March 31,
	2013	2012

NIH - AV-101 grant	$187	$1,163
CIRM grant	-	79
Subcontract revenue	13	100

Total Revenue	$200	$1,342

Although limited project work on AV-101 continued through fiscal 2013, we reported no grant revenue from the NIH grant after the first quarter of fiscal 2013, as the grant expired in its normal course at June 30, 2012.  We had drawn the maximum amount available under the grant award prior to its expiration.  Our work under the California Institute of Regenerative Medicine ("CIRM") grant was completed in the quarter ended September 30, 2011. Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense decreased by 36% to $3.4 million in fiscal 2013 compared to $5.4 million in fiscal 2012.  The following table compares the primary components of research and development expense between the periods (in $000):

	Fiscal Years Ended March 31,
	2013	2012

Salaries and benefits	$792	$862
Stock-based compensation	510	477
UHN research under SRCA	466	830
Consulting services	14	-
Technology licenses and royalties	136	340
Project-related third-party research and supplies:
AV-101	1,079	2,191
CIRM	-	37
All other including CardioSafe and LiverSafe	293	410
	1,372	2,638
Rent	115	104
Depreciation	26	37
	-	101
Total Research and Development Expense	$3,431	$5,389

Salary and benefits expense decreased primarily as a result of salary reductions taken voluntarily by the Company’s senior management during the last three quarters of fiscal 2013 and the absence in fiscal 2013 of a compensation bonus granted in fiscal 2012, partially offset by the costs attributable to new scientific personnel added since June 2011.  Stock-based compensation increased in fiscal 2013 compared to fiscal 2012 primarily as a result of recognizing (i) the expense resulting from the October 2012 modification of certain stock option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years to reduce the exercise price to $0.75 per share and (ii) the March 2013 grant to our Chief Scientific Officer of a ten-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.64 per share. Partially offsetting this increase was the expense impact of certain option grants made in prior years that became fully-vested late in fiscal year 2012 or in the first quarter of fiscal 2013, requiring little, if any, expense during fiscal 2013.  Sponsored research in both fiscal 2013 and fiscal 2012 reflects the continuation of our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of fiscal 2012 and in a further modification effective beginning in the third quarter of fiscal 2013.  Additionally, fiscal 2012 expense for sponsored research at UHN included a non-cash grant of our common stock valued at $175,000 made in May 2011. Technology license expense decreased in fiscal 2013 reflecting reduced costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are passed on to us by the licensors and they do not occur ratably throughout the year or between years. We began a Phase 1b clinical trial of AV-101 early in calendar 2012 and completed it late in calendar 2012, with expenses during the second half of fiscal 2013 primarily reflecting the costs associated with finalizing and analyzing the Phase 1b clinical trial results and preparing final clinical study reports required under the terms of the NIH grant, primarily through third-party collaborators, including Cato Research Ltd.  AV-101 expenses in fiscal 2012 included the costs of preparing for the clinical trial and other primarily grant-reimbursable efforts conducted by Cato Research Ltd. and other third-party collaborators.  The CIRM grant expired at the end of September 2011 and grant-related effort on that project has ceased.  We do not track internal research and development expenses, including compensation costs, by project as we do not currently believe that such project accounting is required given the level and overlap of project resources, including staffing, that are dedicated to our research and development projects. Warrant modification expense in fiscal 2012 relates to the non-cash expense we recorded as a result of the December 2011 Agreement Regarding Payment of Invoices and Warrant Exercises between the Company and Cato Holding Company (“CHC”), Cato Research Ltd. (“CRL”) and certain CHC affiliates pursuant to which CHC and the CHC affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 restricted shares of our common stock and we received $60,200 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services that were received from CRL.

General and Administrative Expense

General and administrative expense decreased by 29% to $3.6 million in fiscal 2013 compared to $5.0 million in fiscal 2012.  The following table compares the primary components of general and administrative expense between the periods (in $000):

	Fiscal Years Ended March 31,
	2013	2012

Salaries and benefits	$617	$875
Stock-based compensation	731	1,114
Consulting services	157	558
Legal, accounting and other professional fees	554	1,033
Investor relations	622	343
Insurance	122	101
Travel and entertainment	37	68
Rent and utilities	85	89
Warrant modification expense	507	641
All other	130	175

Total general and administrative expense	$3,562	$4,997

The decrease in salaries and benefits expense in fiscal 2013 compared with fiscal 2012 results primarily from our May 2011 forgiveness, in conjunction with our going-public transaction, of notes receivable from certain officers in the aggregate amount of $185,000, plus an accrual for related tax gross-ups aggregating $136,000 to which they remain entitled, which we recorded as compensation expense.  Partially offsetting that decrease is the impact of converting certain current employees from consulting status during fiscal 2012 to employee status in fiscal 2013.  Stock-based compensation expense decreased in fiscal 2013 as option grants of significant size and expense made in prior years became fully-vested in the second half of fiscal 2012, requiring no additional expense in fiscal 2013. Partially offsetting that decrease is the impact of recognizing (i) the expense resulting from the October 2012 modification of certain stock option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and business consultants in prior years to reduce the exercise price to $0.75 per share and (ii) the March 2013 grant to our senior management and independent members of our Board of Directors of ten-year warrants to purchase an aggregate of 2,000,000 restricted shares of our common stock at an exercise price of $0.64 per share. Legal, accounting and other professional fees in fiscal 2012 included significant one-time charges related to the Merger and going-public transaction and positioning the Company for its initial public and SEC reporting status.  Expense recorded in the current year reflects more normalized levels.  Since becoming a public reporting and publicly-traded company, we have engaged certain third parties to provide us with investor relations services and to conduct market awareness initiatives that were not necessary as a private company.  A portion of the compensation that we have provided to certain of these providers has been in the form of grants of restricted common stock or warrants to purchase restricted common stock.  In those situations, we have expensed the grant date fair value of the restricted stock or warrants ratably over the term of the underlying contract, all of which have been completed at March 31, 2013.  Additionally, we incurred non-cash warrant modification expense totaling $507,000 in fiscal 2013 related to reducing the exercise price of certain outstanding warrants to purchase our common stock, as described in Note 9 to the Consolidated Financial Statements included in Item 8 of this report. In fiscal 2012, we incurred non-cash warrant modification expense of $641,000 related to reducing the exercise price and, in some cases, extending the term, of certain outstanding warrants to purchase our common stock.

Other Expenses, Net

Other expenses, net includes interest expense, net of interest income, in both years, and the non-cash impact of changes in the fair value of the warrant liabilities related to warrants issued or issuable to Platinum as a result of the October 2012 Agreement in fiscal 2013 and of the derivatives treated as liabilities resulting from the issuance of prior notes and warrants to Platinum in fiscal 2012.  Other expenses, net also includes the non-cash loss on extinguishment of debt resulting from the modification of indebtedness to Platinum, Morrison & Foerster, Cato Research Ltd., and University Health Network, as well as the conversion by the holders of our 12% Convertible Promissory Notes issued in February 2012 into restricted shares of our common stock and warrants during fiscal 2013, and the cancellation of a $4.0 million note issued to Platinum and Platinum’s related exercise of warrants and exchange of restricted shares of our common stock into restricted shares of our Series A preferred stock during fiscal 2012.

The following table compares the primary components of net interest expense between the periods (in $000):

	Fiscal Year Ended
	March 31,
	2013	2012

Interest expense on promissory notes, including discount amortization	$796	$1,887
Charge for fair value of replacement warrants issued in connection
with exercise of modified warrants	36	-
Charge related to losses on accounts payable settled by issuance
of common stock or notes payable	80	-
Charge for investment banker warrants related to February 2012 Convertible
promissory notes	28	-
Charge for legal fees related to issuance of Senior Secured Promissory
Notes to Platinum under June and October 2012 agreements	59	-
Other interest expense, including on capital leases and premium financing	5	7
	1,004	1,894
Effect of foreign currency fluctuations on notes payable	(53)	-
Interest Income	(30)	(1)

Interest Expense, net	$921	$1,893

The reduction of interest expense applicable to promissory notes and amortization of the related discounts primarily reflects the effect of the December 2011 conversion to equity of $4.0 million principal amount of 10% convertible notes plus accrued interest issued to Platinum prior to fiscal 2012, including the amortization of related note discounts.  Further, in April and May 2011, other convertible notes and accrued interest outstanding prior to the Merger were converted into restricted common stock at the time of the Merger. Offsetting these reductions is the accrued interest and discount amortization recorded for the July 2012 through March 2013 issuance and restructuring of an aggregate of $3.3 million of 10% senior secured convertible notes to Platinum and the restructuring of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network.  Additionally, during the quarter ended September 30, 2012, we issued restricted shares of our common stock and a note payable in settlement of certain past due accounts payable liabilities and recognized losses aggregating $80,000 based on the fair value of the restricted stock and note issued compared to the recorded liability. In fiscal 2013, we recognized interest income related to the restructuring of the May 2011 note receivable we accepted for the purchase of shares of our common stock.

In conjunction with the issuance, pursuant to the October 2012 Agreement, of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013 and March 2013 (as described more completely in Note 8, Convertible Promissory Notes and Other Notes Payable in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), and the potential issuance of the Series A Exchange Warrant to Platinum (as described in Note 9, Capital Stock in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities.  We recorded the warrant liability at its estimated fair value as of the date of warrant issuance or contract execution.  During fiscal 2013, we recognized non-cash expense of $1.6 million related to the increase in the estimated fair value of these liabilities, which resulted primarily from the increase in the market price of our common stock related to the anticipated exercise price of the warrants.  The $78,000 of non-cash expense recognized in fiscal year 2012 related to the termination of liability treatment for certain derivatives associated with earlier notes and warrants issued to Platinum as a result of our going-public transaction.

We recognized non-cash losses on the early extinguishment of debt in the aggregate amount of $3.6 million in fiscal  2013 as a result of the restructuring of notes payable to Platinum and Cato Holding Company, and the restructuring of accounts payable to Cato Research, Ltd. and University Health Network that were converted in to notes payable, as well as upon the conversion by the holders of our 12% Convertible Promissory notes issued in February 2012 into restricted shares of our common stock and warrants, all of which were treated as extinguishment of debt for accounting purposes, all as described more completely in Note 8, Convertible Promissory Notes and Other Notes Payable, in the Consolidated Financial Statements included in Item 8 of this report.  In fiscal 2012, we recognized a non-cash loss of $1.2 million on the early extinguishment of debt in connection with the cancellation of a $4.0 million note and related accrued interest issued to Platinum and Platinum’s related exercise of warrants and exchange of shares of our common stock into shares of our Series A preferred stock.

In October 2012, in connection with the Note and Exchange Agreement we entered with Platinum, as described in Note 8, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock, in the Consolidated Financial Statements included in this report, we recorded a non-cash deemed dividend of $10.2 million as a result of the modification of the exchange rights for the Series A Preferred Stock held by Platinum and the related prospective issuance of a five-year warrant to purchase restricted shares of our common stock upon Platinum’s exercise of its Series A Preferred Stock exchange rights.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $638,100 and our current liabilities exceeded our current assets by $1.7 million. However, in April 2013, we entered into a Securities Purchase Agreement pursuant to which, as amended, we have agreed to sell, and Autilion, AG, a company organized and existing under the laws of Switzerland (“Autilion”), has agreed to purchase, 72.0 million restricted shares of our common stock for $0.50 per share resulting in aggregate gross proceeds to us of $36.0 million, in a series of tranches scheduled to close between June 27, 2013 and September 30, 2013 (the “Autilion Financing”).  The Autilion Financing also provides for the election to our Board of Directors of a designee of Autilion.  Through the date of this report, we have completed a nominal initial closing of the Autilion Financing. During our fiscal year ended March 31, 2013, we financed our operations primarily through the issuance of $3.3 million of 10% Senior Secured Convertible Promissory Notes to Platinum, the sale of Units consisting of common stock and five-year warrants to purchase common stock that generated approximately $1.1 million of cash proceeds, and the exercise of warrants, most of which were modified to reduce their original exercise prices, that generated approximately $0.3 million of cash proceeds.

Since inception in May 1998, we have financed our operations, technology development and technology acquisitions primarily through the issuance and sale of equity and equity-linked securities for cash consideration and convertible promissory notes and short-term promissory notes, as well as from government research grant awards and strategic collaboration payments.

We anticipate that our cash expenditures during the next twelve months will be approximately $4.0 million to $6.0 million.  We believe that our current cash and cash equivalents, combined with the expected cash proceeds from the Autilion Financing, will enable us to fund our operations well beyond the next twelve months.  Additionally, we may supplement those funds to meet our cash needs and fund our working capital requirements through a combination of additional private placements of our securities, which may include both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Since our inception, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our stem cell technology platform and AV-101 development programs.  To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs carefully.

Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities, as and when required, to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, on terms favorable to us, and without substantial dilution to our current stockholders, if at all. If we are unable to complete the Autilion Financing or one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we will be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this will adversely affect our ability to operate as a going concern and could cause our stock price to decline. If we obtain additional strategic financing by selling our equity or debt securities, including sales of our common stock pursuant to the completion of the Autilion Financing, substantial dilution to our existing stockholders will result. Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of our strategic opportunities related to our stem cell technology platform, including drug rescue and cell therapy research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Fiscal Year Ended
	March 31,
	2013	2012

Net cash used in operating activities	$(3,463)	$(3,566)
Net cash used in investing activities	$(135)	$(32)
Net cash provided by financing activities, including warrant exercises and sale of Units in 2012 and sale of Units in 2011	$4,156	$3,540

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. VistaGen California has two inactive, wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required since we qualify as a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
VistaGen Therapeutics, Inc.
(a development stage company)

    We have audited the accompanying consolidated balance sheets of VistaGen Therapeutics, Inc. (a development stage company) as of March 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows, preferred stock, and stockholders’ deficit for the years then ended, and for the period from May 26, 1998 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaGen Therapeutics, Inc. (a development stage company) at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 26, 1998 (inception) through March 31, 2013, in conformity with U.S. generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company, has not yet generated sustainable revenues, has suffered recurring losses from operations and has a stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ OUM & CO. LLP

San Francisco, California
July 17, 2013

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Amounts in $100’s, except share amounts)
	March 31,	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$638,100	$81,000
Unbilled contract payments receivable	-	106,200
Prepaid expenses	33,700	50,900
Total current assets	671,800	238,100
Property and equipment, net	180,700	74,500
Security deposits and other assets	29,000	29,000
Total assets	$881,500	$341,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,353,700	$1,750,800
Accrued expenses	342,900	657,300
Notes payable and accrued interest	617,100	582,500
Notes payable and accrued interest to related parties	93,000	168,200
Capital lease obligations	7,600	10,500
Deferred revenue	-	13,200
Total current liabilities	2,414,300	3,182,500
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $1,963,100 at March 31, 2013
and accrued interest	1,425,700	-
Convertible promissory notes, net of discount of $499,300 at March 31, 2012 and accrued interest	-	6,000
Notes payable, net of discount of $1,142,600 at March 31, 2013 and $228,900 at March 31, 2012	2,091,800	2,684,300
Notes payable to related parties, net of discount of $147,200 at March 31, 2013 and $24,300 at
March 31, 2012 and accrued interest	1,106,000	107,700
Warrant liability	6,394,000	-
Accrued officers’ compensation	-	57,000
Capital lease obligations	6,100	9,700
Total non-current liabilities	11,023,600	2,864,700
Total liabilities	13,437,900	6,047,200
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at March 31, 2013 and 2012; 500,000 and 437,055 Series A shares issued and outstanding at
March 31, 2013 and 2012, respectively	500	400
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2013 and 2012;
23,480,169 and 18,704,267 shares issued at March 31, 2013 and March 31, 2012, respectively	23,500	18,700
Additional paid-in capital	59,266,000	52,539,500
Treasury stock, at cost, 2,713,308 and 2,083,858 shares of common stock held at March 31, 2013
and March 31, 2012, respectively	(3,968,100)	(3,231,700)
Notes receivable from sale of common stock	(209,100)	(250,000)
Deficit accumulated during development stage	(67,669,200)	(54,782,500)
Total stockholders’ deficit	(12,556,400)	(5,705,600)
Total liabilities and stockholders’ deficit	$881,500	$341,600

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in $100’s, except share and per share amounts)
			May 26, 1998
			(Inception)
			Through
	Fiscal Years Ended March 31,		March 31,
	2013	2012	2013
Revenues:
Grant revenue	$200,400	$1,342,200	$12,963,100
Collaboration revenue	-	-	2,283,600
Other	-	-	1,123,500
Total revenues	200,400	1,342,200	16,370,200
Operating expenses:
Research and development	3,430,800	5,388,600	29,555,700
Acquired in-process research and development	-	-	7,523,200
General and administrative	3,562,700	4,997,000	30,681,100
Total operating expenses	6,993,500	10,385,600	67,760,000
Loss from operations	(6,793,100)	(9,043,400)	(51,389,800)
Other expenses, net:
Interest expense, net	(920,700)	(1,893,200)	(10,362,200)
Change in warrant and put and note extension option liabilities	(1,635,800)	(78,000)	(1,217,300)
Loss on early extinguishment of debt	(3,567,800)	(1,193,500)	(4,761,300)
Other income	34,400	200	81,900
Loss before income taxes	(12,883,000)	(12,207,900)	(67,648,700)
Income taxes	(3,700)	(1,600)	(20,500)
Net loss	(12,886,700)	(12,209,500)	(67,669,200)

Deemed dividend on Series A Preferred stock	(10,193,200)	-	(10,193,200)

Net loss attributable to common stockholders	$(23,079,900)	$(12,209,500)	$(77,862,400)

Basic and diluted net loss attributable to common stockholders per common share	$(1.27)	$(0.83)
Weighted average shares used in computing basic and diluted net
loss attributable to common stockholders per common share	18,108,444	14,736,651

Comprehensive loss	$(12,886,700)	$(12,209,500)	$(67,669,200)

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in $100’s)
			Period From
			May 26, 1998
			(Inception)
	Fiscal Years Ended March 31,		Through March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(12,886,700)	$(12,209,500)	$(67,669,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,800	45,600	777,500
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	214,500	57,200	473,700
Amortization of discounts on Platinum notes	13,400	909,000	3,562,100
Amortization of discounts on August 2010 short-term notes	-	14,300	572,000
Amortization of discounts on February 2012 12% convertible notes	26,900	(4,200)	22,700
Loss on early extinguishment of debt	3,567,800	1,193,500	4,761,300
Loss on settlements of accounts payable	78,300		78,300
Change in warrant and put and note term extension option liabilities	1,635,800	77,900	1,217,200
Stock-based compensation	1,241,300	1,591,300	5,595,600
Expense related to modification of warrants	508,200	741,700	1,249,900
Fair value of Series C preferred stock, common stock, and warrants
granted for services	-	-	925,400
Fair value of common stock granted for services prior to the Merger	-	2,225,500	2,225,500
Fair value of common stock granted for services following the Merger	340,000	452,000	792,000
Fair value of warrants granted for services and interest following the Merger	183,800	564,500	748,300
Fair value of additional warrants granted pursuant to exercises of modified warrants (fiscal year 2013) and under Discounted Warrant Exercise
Program (fiscal year 2012)	35,900	138,100	174,000
Fair value of common stock issued for note term modification	-	22,400	22,400
Interest income on note receivable for stock purchase	(27,600)	-	(27,600)
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	106,200	(64,000)	-
Prepaid expenses and other current assets	46,200	(1,900)	41,700
Security deposits and other assets	-	2,100	(29,000)
Accounts payable and accrued expenses	1,432,200	744,300	15,918,500
Deferred revenues	(13,200)	(65,600)	-
Net cash used in operating activities	(3,463,200)	(3,565,800)	(20,971,700)

Cash flows from investing activities:
Purchases of equipment, net	(135,400)	(32,400)	(816,200)
Net cash used in investing activities	(135,400)	(32,400)	(816,200)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	1,185,100	2,679,200	3,985,100
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants (fiscal 2013) and under
Discounted Warrant Exercise Program (fiscal 2012)	262,100	1,166,300	1,428,400
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	3,222,100	-	6,922,100
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	466,500	466,500
Repayment of capital lease obligations	(16,900)	(14,500)	(117,400)
Repayment of notes	(496,700)	(757,600)	(1,829,100)
Net cash provided by financing activities	4,155,700	3,539,900	22,426,000
Net increase (decrease) in cash and cash equivalents	557,100	(58,300)	638,100
Cash and cash equivalents at beginning of period	81,000	139,300	-
Cash and cash equivalents at end of period	$638,100	$81,000	$638,100

Supplemental disclosure of cash flow activities:
Cash paid for interest	$225,900	$265,400	$665,600
Cash paid for income taxes	$3,681	$1,600	$20,481

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in $100s, except share amounts)
			Period From
			May 26, 1998
			(Inception)
	Fiscal Years Ended		Through
	March 31,		March 31,
	2013	2012	2013
Supplemental disclosure of noncash activities:
Forgiveness of accrued compensation and accrued interest
payable to officers transferred to equity	$-	$-	$800,000
Exercise of warrants and options in exchange for debt cancellation	$-	$-	$112,800
Settlement of accrued and prepaid interest by issuance of
Series C Preferred Stock	$-	$-	$35,300
Conversion of 10% notes payable, net of discount, and
related accrued interest of $408,600 into Series C Preferred stock	$-	$-	$2,050,300
Issuance of Series B-1 Preferred stock for acquired in-process
research and development	$-	$-	$7,523,200
Conversion of 7% notes payable, net of discount, and
related accrued interest of $3,800 into Series B Preferred stock	$-	$-	$508,000
Conversion of accounts payable into convertible promissory notes	$-	$-	$893,700
Conversion of accounts payable into note payable	$1,558,500	$-	$4,368,800
Conversion of accounts payable into common stock	$103,200	$275,400	$1,927,300
Conversion of accrued interest on convertible promissory
notes into common stock	$-	$-	$921,400
Notes receivable from sale of common stock to related parties
upon exercise of options and warrants	$-	$-	$149,800
Capital lease obligations	$-	$19,000	$139,700
Recognition of put option and note term extension option liabilities upon			$-
issuance of Original Platinum Notes	$-	$-	$141,200
Incremental fair value of put option and note term extension
option liabilities from debt modifications	$-	$-	$479,400
Incremental fair value of note conversion option from debt modification	$-	$-	$1,891,200
Incremental fair value of warrant from debt modifications	$-	$-	$276,700
Recognition of warrant liability upon adoption of new accounting standard	$-	$-	$151,300
Fair value of warrants issued with August 2010 short term notes	$-	$-	$130,900
Note discount upon issuance of August 2010 short term notes	$-	$-	$320,000
Fair value of warrants issued with February 2012 12 % convertible notes	$-	$542,000	$542,000
Note discount upon issuance of February 2012 12% convertible notes	$-	$495,200	$495,200
Conversion of 2006/2007 and 2008/2010 Notes into Units,
including accrued interest of $1,365,600	$-	$6,174,800	$6,174,800
Conversion of all series of pre-Merger preferred stock into Units	$-	$14,534,800	$14,534,800
Conversion of 2011 Platinum Note into Series A Preferred stock,
including accrued interest of $611,100 and conversion premium	$-	$5,763,900	$5,763,900
Conversion of 7% note payable and accrued interest of $11,500 into common stock and warrants		$19,500	$19,500
Conversion of accounts payable to Morrison & Foerster, McCarthy Tetrault
and Desjardins into notes payable	$-	$1,603,400	$1,603,400
Accounts payable and cancellation premium converted into 2011 Private
Placement Units	$-	$169,000	$169,000
Accrued interest on Cato Holding Company note converted to note payable	$-	$90,800	$90,800
Accounts payable settled in December 2011 and May/June 2012 warrant exercises	$12,500	$267,600	$280,100
Insurance premiums settled by issuing note payable	$110,100	$88,500	$198,600
Conversion of accrued interest and fees on February 2012 Notes into 2012
Private Placement Units	$92,900	$-	$92,900
Accrued interest on July and August 2012 Notes to Platinum converted into
Exchange Note	$22,600	$-	$22,600
Accounts payable settled by issuance of stock or notes payable and stock	$104,900	$-	$104,900
Accounts payable converted into 2012 Private Placement Units	$50,000	$-	$50,000
Recognition of warrant liability upon issuance to Platinum of October 2012
Exchange Note and October 2012, February 2013 and March 2013
Investment Notes	$1,690,000	$-	$1,690,000
Recognition of warrant liability for potential issuance to Platinum of Series A
Exchange Warrant under the terms of the October 2012 Agreement	$3,068,200	$-	$3,068,200

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF PREFERRED STOCK
Period from May 26, 1998 (inception) through March 31, 2013
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
Issuance of Series B-1 preferred stock
at $5.545 for acquired in-process
research and development	1,356,750	-	-	7,523,200	-	7,523,200
Balances at March 31, 2004	2,304,248	964,700	2,651,100	7,523,200	-	11,139,000
Issuance of Series C preferred stock
at $6.00 per share for cash, including
conversion of $1,655,000 face value of
10% convertible notes plus accrued
interest of $408,600, net of unamortized note discount of $13,200
and issuance costs of $27,200	390,327	-	-	-	2,301,500	2,301,500
Proceeds allocated to warrants issued in connection with Series C preferred
stock	-	-	-	-	(25,500)	(25,500)
Balances at March 31, 2005	2,694,575	964,700	2,651,100	7,523,200	2,276,000	13,415,000
Issuance of Series C preferred stock
at $6.00 per share for cash, net of
issuance costs of $20,700	143,331	-	-	-	839,300	839,300
Issuance of Series C preferred stock
at $6.00 per share for services and in
payment of interest on line of credit	46,749	-	-	-	280,500	280,500
Balances at March 31, 2006 through
March 31, 2011	2,884,655	964,700	2,651,100	7,523,200	3,395,800	14,534,800
Conversion of all series of preferred stock into VistaGen common stock in
connection with the Merger	(2,884,655)	(964,700)	(2,651,100)	(7,523,200)	(3,395,800)	(14,534,800)
Balances at March 31, 2012 and 2013	-	$-	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Period from May 26, 1998 (inception) through March 31, 2013
(Amounts in $100s, except share and per share amounts)
							Notes Receivable	Deficit Accumulated
	Series A Preferred				Additional		from	During the	Total
	Stock		Common Stock		Paid-in	Treasury	Sale of	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at May 26, 1998
(inception)			-	$-	$-	$-	$-	$-	$-
Initial sale of common stock for cash to Founder	-	-	1,000,000	1,000	4,000	-	-	-	5,000
Fair value of common stock issued for services	-	-	4,000	-	400	-	-	-	400
Effect of the Merger			1,569,000	1,600	(1,600)	-	-	-	-
Net loss for fiscal year 1999	-	-	-	-	-	-	-	(230,900)	(230,900)

Balances at March 31, 1999	-	-	2,573,000	2,600	2,800	-	-	(230,900)	(225,500)

Sale of common stock for cash	-	-	200,000	200	19,800	-	-	-	20,000
Fair value of common stock issued for services	-	-	104,375	100	21,800	-	-	-	21,900
Fair value of warrants issued for services	-	-	-	-	39,500	-	-	-	39,500
Net loss for fiscal year 2000	-	-	-	-	-	-	-	(700,000)	(700,000)

Balances at March 31, 2000	-	-	2,877,375	2,900	83,900	-	-	(930,900)	(844,100)

Common stock issued upon exercise of options
from 1999 Stock Incentive Plan	-	-	14,000	-	4,600	-	-	-	4,600
Fair value of common stock issued for services	-	-	100,000	100	32,900	-	-	-	33,000
Fair value of warrants issued for services	-	-	-	-	13,100	-	-	-	13,100
Proceeds allocated to warrants issued in connection with
7% convertible notes	-	-	-	-	91,200	-	-	-	91,200
Net loss for fiscal year 2001	-	-	-	-	-	-	-	(1,809,000)	(1,809,000)

Balances at March 31, 2001	-	-	2,991,375	3,000	225,700	-	-	(2,739,900)	(2,511,200)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	1,511	-	500	-	-	-	500
Fair value of warrants issued for services	-	-	-	-	33,100	-	-	-	33,100
Proceeds allocated to warrants issued in connection with
10% convertible notes	-	-	-	-	7,300	-	-	-	7,300
Net loss for fiscal year 2002	-	-	-	-	-	-	-	(2,113,000)	(2,113,000)

Balances at March 31, 2002	-	-	2,992,886	3,000	266,600	-	-	(4,852,900)	(4,583,300)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	15,000	-	5,000	-	-	-	5,000
Fair value of warrants issued for services	-	-	-	-	46,500	-	-	-	46,500
Proceeds allocated to warrants issued in connection with
10% convertible notes	-	-	-	-	86,800	-	-	-	86,800
Net loss for fiscal year 2003	-	-	-	-	-	-	-	(502,600)	(502,600)

Balances at March 31, 2003	-	-	3,007,886	3,000	404,900	-	-	(5,355,500)	(4,947,600)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	2,925	-	600	-	-	-	600
Fair value of warrants issued for services	-	-	-	-	2,200	-	-	-	2,200
Proceeds allocated to warrants issued in connection with
10% convertible notes	-	-	-	-	11,400	-	-	-	11,400
Net loss for fiscal year 2004	-	-	-	-	-	-	-	(8,755,500)	(8,755,500)

Balances at March 31, 2004	-	-	3,010,811	3,000	419,100	-	-	(14,111,000)	(13,688,900)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	10,708	-	4,800	-	-	-	4,800
Proceeds allocated to warrants issued in connection with
Series C preferred stock	-	-	-	-	25,500	-	-	-	25,500
Fair value of warrants issued for services	-	-	-	-	1,500	-	-	-	1,500
Net loss for fiscal year 2005	-	-	-	-	-	-	-	(1,082,800)	(1,082,800)

Balances at March 31, 2005	-	-	3,021,519	3,000	450,900	-	-	(15,193,800)	(14,739,900)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	14,604	-	6,600	-	-	-	6,600
Fair value of warrants issued for services	-	-	-	-	3,300	-	-	-	3,300
Net loss for fiscal year 2006	-	-	-	-	-	-	-	(1,772,100)	(1,772,100)

Balances at March 31, 2006	-	$-	3,036,123	$3,000	$460,800	$-	$-	$(16,965,900)	$(16,502,100)
(continued)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Period from May 26, 1998 (inception) through March 31, 2013
(Amounts in $100s, except share and per share amounts)
							Notes	Deficit Accumulated
							Receivable	During
	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	from Sale of	the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at March 31, 2006	-	$-	3,036,123	$3,000	$460,800	$-	$-	$(16,965,900)	$(16,502,100)
Common stock issued upon exercise of options
from 1999 Stock Incentive Plan and warrants for:
Cash	-	-	33,465	100	27,600	-	-	-	27,700
Debt cancellation	-	-	108,418	100	112,700	-	-	-	112,800
Notes receivable	-	-	204,498	200	149,600	-	(149,800)	-	-
Sale of common stock for cash	-	-	10,000	-	1,000	-	-	-	1,000
Share-based compensation expense	-	-	-	-	109,800	-	-	-	109,800
Fair value of warrants issued for services	-	-	-	-	3,100	-	-	-	3,100
Forgiveness of accrued compensation and accrued interest
payable to officers	-	-	-	-	799,900	-	-	-	799,900
Net loss for fiscal year 2007	-	-	-	-	-	-	-	(1,999,800)	(1,999,800)

Balances at March 31, 2007	-	-	3,392,504	3,400	1,664,500	-	(149,800)	(18,965,700)	(17,447,600)

Common stock issued upon exercise of options from 1999
Stock Incentive Plan	-	-	2,234	-	1,900	-	-	-	1,900
Common stock issued upon settlement of employment
contract	-	-	20,000	-	42,000	-	-	-	42,000
Share-based compensation expense	-	-	-	-	247,600	-	-	-	247,600
Proceeds allocated to warrants issued in connection with						-
Original Platinum Notes	-	-	-	-	221,000	-	-	-	221,000
Fair value of warrants issued for services	-	-	-	-	224,000	-	-	-	224,000
Accrued interest on notes receivable	-	-	-	-	-	-	(9,200)	-	(9,200)
Net loss for fiscal year 2008	-	-	-	-	-	-	-	(5,446,700)	(5,446,700)

Balances at March 31, 2008	-	-	3,414,738	3,400	2,401,000	-	(159,000)	(24,412,400)	(22,167,000)

Common stock issued upon exercise of options from 2008
Stock Incentive Plan and Scientific Advisory Plan	-	-	3,500	-	1,000	-	-	-	1,000
Share-based compensation expense	-	-	-	-	108,200	-	-	-	108,200
Proceeds allocated to warrants issued in connection
with Platinum Notes and incremental fair value
of warrant modification	-	-	-	-	72,700	-	-	-	72,700
Fair value of warrants issued for services	-	-	-	-	5,300	-	-	-	5,300
Accrued interest on notes receivable	-	-	-	-	-	-	(7,900)	-	(7,900)
Effect of reverse stock split	-	-	(6)	-	-	-	-	-	-
Net loss for fiscal year 2009	-	-	-	-	-	-	-	(4,696,200)	(4,696,200)

Balances at March 31, 2009	-	-	3,418,232	3,400	2,588,200	-	(166,900)	(29,108,600)	(26,683,900)

Cumulative effect of adopting new accounting standard	-	-	-	-	(293,700)	-	-	142,300	(151,400)
Common stock issued upon exercise of warrant	-	-	1,086	-	100	-	-	-	100
Common stock issued for cancellation of accounts payable
and accrued interest	-	-	1,646,792	1,600	2,468,600	-	-	-	2,470,200
Incremental fair value of note conversion options from
debt modification	-	-	-	-	828,500	-	-	-	828,500
Common stock issued for services	-	-	175,000	200	262,300	-	-	-	262,500
Share-based compensation expense	-	-	-	-	668,500	-	-	-	668,500
Fair value of warrants issued for services and incremental
fair value of warrant modification	-	-	-	-	110,100	-	-	-	110,100
Fair value of warrants issued in connection with 7.5% Notes	-	-	-	-	291,200	-	-	-	291,200
Accrued interest on notes receivable	-	-	-	-	-	-	(8,400)	-	(8,400)
Net loss for fiscal year 2010	-	-	-	-	-	-	-	(4,124,500)	(4,124,500)

Balances at March 31, 2010	-	$-	5,241,110	$5,200	$6,923,800	$-	$(175,300)	$(33,090,800)	$(26,337,100)
(continued)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Period from May 26, 1998 (inception) through March 31, 2013
(Amounts in $100s, except share and per share amounts)
							Notes Receivable	Deficit Accumulated	Total
	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	from Sale of	During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at March 31, 2010	-	$-	5,241,110	$5,200	$6,923,800	$-	$(175,300)	$(33,090,800)	$(26,337,100)
Share-based compensation expense	-	-	-	-	1,628,800	-	-	-	1,628,800
Accrued interest on notes receivable	-	-	-	-	-	-	(8,800)	-	(8,800)
Fair value of warrants issued in connection with the
August 2010 Short-Term Notes	-	-	-	-	252,000	-	-	-	252,000
Incremental fair value of note conversion options from
debt modification	-	-	-	-	1,062,800	-	-	-	1,062,800
Net loss for fiscal year 2011	-	-	-	-	-	-	-	(9,482,200)	(9,482,200)

Balances at March 31, 2011	-	-	5,241,110	5,200	9,867,400	-	(184,100)	(42,573,000)	(32,884,500)

Share-based compensation expense	-	-	-	-	1,591,300	-	-	-	1,591,300
Accrued interest on notes receivable	-	-	-	-		-	(1,000)	-	(1,000)
Reclassification of warrant liability to equity	-	-	-	-	424,100	-	-	-	424,100
Incremental value of Platinum note modification	-	-	-	-	1,070,600	-	-	-	1,070,600
Incremental value of Morrison & Foerster
warrant modification	-	-	-	-	58,700	-	-	-	58,700
Stock issued in May 2011 Private Placement, net of
$202,000 placement fees	-	-	2,216,106	2,200	3,674,000	-	(500,000)	-	3,176,200
Payments on note receivable for sale of stock	-	-					250,000		250,000
Stock issued upon conversion of convertible
promissory notes	-	-	3,528,290	3,500	6,171,300	-	-	-	6,174,800
Stock issued upon conversion of all series of
preferred stock	-	-	2,884,655	2,900	14,531,900	-	-	-	14,534,800
Fair value of stock issued for services prior to the Merger	-	-	1,371,743	1,400	2,224,100	-	-	-	2,225,500
Forgiveness of notes at the Merger	-	-	-	-	-	-	185,100	-	185,100
Stock issued upon exercise of modified warrants
(includes Platinum exercises)	-	-	3,121,259	3,100	3,426,200	-	-	-	3,429,300
Incremental value of warrant modifications
(including modification of Platinum warrants)	-	-	-	-	1,028,900	-	-	-	1,028,900
Fair value of bonus warrants under Discounted Warrant
Exercise Program	-	-	-	-	138,100	-	-	-	138,100
Stock issued in Fall 2011 Follow-on Offering	-	-	63,570	100	111,200	-	-	-	111,300
Stock issued upon exercise of options from the 1999
Stock Incentive Plan	-	-	113,979	100	102,100	-	-	-	102,200
Fair value of stock issued for services following the Merger	-	-	155,555	200	451,800	-	-	-	452,000
Fair value of warrants issued for services	-	-	-	-	564,500	-	-	-	564,500
Proceeds allocated to warrants issued and beneficial
conversion feature in connection with 12% convertible
notes	-	-	-	-	461,700	-	-	-	461,700
Stock issued in connection with note term extension	-	-	8,000	-	22,400	-	-	-	22,400
Stock issued upon conversion of Platinum Note to equity	-	-
(net of Platinum warrant exercise reflected above)	231,090	200	-	-	3,387,700	-	-	-	3,387,900
Common stock exchanged for Series A Preferred under
agreements with Platinum:
Common Stock Exchange Agreement	45,980	-	-	-	750,600	(750,600)	-	-	-
Note and Warrant Exchange Agreement	159,985	200	-		2,480,900	(2,481,100)			-
Net loss for fiscal year 2012	-	-	-	-	-	-	-	(12,209,500)	(12,209,500)

Balances at March 31, 2012	437,055	$400	18,704,267	$18,700	$52,539,500	$(3,231,700)	$(250,000)	$(54,782,500)	$(5,705,600)
(continued)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Period from May 26, 1998 (inception) through March 31, 2013
(Amounts in $100s, except share and per share amounts)
							Notes Receivable	Deficit Accumulated
	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	from Sale of	During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Stage	Deficit
Balances at March 31, 2012	437,055	$400	18,704,267	$18,700	$52,539,500	$(3,231,700)	$(250,000)	$(54,782,500)	$(5,705,600)

Share-based compensation expense	-	-	-	-	1,241,300	-	-	-	1,241,300
Fair value of common stock issued for services	-	-	400,000	400	339,600	-	-	-	340,000
Fair value of warrants issued for services	-	-	-	-	106,200	-	-	-	106,200
Shares issued upon exercise of modified warrants	-	-	549,056	500	274,000	-	-	-	274,500
Incremental fair value of modified warrants	-	-	-	-	440,700	-	-	-	440,700
Fair value of warrants issued upon exercise of
modified warrants	-	-	-	-	35,900	-	-	-	35,900
Fair value of shares issued in settlement of
accounts payable	-	-	103,235	100	103,100	-	-	-	103,200
Common stock exchanged for Series A Preferred under 2012 Exchange Agreement with Platinum	62,945	100	-	-	736,300	(736,400)	-	-	-
Payment on note receivable from sale of stock	-	-	-	-	-	-	66,900	-	66,900
Modification of note receivable from sale of stock	-	-	-	-	-	-	(26,000)	-	(26,000)
Incremental fair value of modified warrant and fair
value of warrant issued in connection with
Morrison & Foerster note payable restructuring	-	-	-	-	998,500	-	-	-	998,500
Fair value of warrant issued to Cato Holding Company
in connection with note payable restructure	-	-	-	-	120,500	-	-	-	120,500
Fair value of warrant issued to Cato Research, Ltd. in connection
with accounts payable restructure	-	-	-	-	486,200	-	-	-	486,200
Fair value of warrant issued to University Health Network
in connection with accounts payable restructure	-	-	-	-	264,800	-	-	-	264,800
Fair value of warrants issued to Morrison & Foerster,
Cato Research Ltd. and University Health Network
in connection with accrued interest on underlying notes	-	-	-	-	49,400	-	-	-	49,400
Sale of Units in Winter 2012 Private Placement, net	-	-	2,366,330	2,400	1,246,600	-	-	-	1,249,000
Exchange of February 2012 convertible notes for Units	-	-	1,357,281	1,400	1,214,200	-	-	-	1,215,600
Fair value of warrants issued to banker in connection with
exchange of February 2012 convertible notes	-	-	-	-	28,200	-	-	-	28,200
Premium of fair value over face value of Exchange Note
issued to Platinum	-	-	-	-	1,083,200	-	-	-	1,083,200
Fair value of Series A Exchange Warrant issuable to
Platinum recorded as a Warrant Liability	-	-	-	-	(3,068,200)	-	-	-	(3,068,200)
Proceeds allocated to beneficial conversion feature of
Investment Notes issued to Platinum in October 2012,
February 2013 and March 2013	-	-	-	-	958,500	-	-	-	958,500
Incremental fair value of warrant modifications in
February 2013	-	-	-	-	67,500	-	-	-	67,500
Net loss for fiscal year 2013	-	-	-	-	-	-	-	(12,886,700)	(12,886,700)

Balances at March 31, 2013	500,000	$500	23,480,169	$23,500	$59,266,000	$(3,968,100)	$(209,100)	$(67,669,200)	$(12,556,400)

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company with expertise in human pluripotent stem cell technology (“hPSC technology”).  The Company is currently applying its hPSC technology for drug rescue, predictive toxicology and drug metabolism screening. The Company’s primary goal is to use its hPSC technology platform, which it also refers to as Human Clinical Trials in a Test Tube™, and the novel pharmaceutical assay systems developed using its hPSC technology expertise and network of strategic relationships, to generate novel, proprietary, safer variants (Drug Rescue Variants) of once-promising small molecule drug candidates originally discovered, developed and ultimately discontinued by large pharmaceutical or biotechnology companies prior to market approval due to unexpected safety concerns relating to heart toxicity, liver toxicity or adverse drug-drug interactions.  The Company’s strategy is to leverage substantial prior third-party investment in drug discovery and drug development and to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates, including Drug Rescue Variants, before they are ever tested in humans, bringing human biology to the front end of the drug development process..

VistaGen's orally-available, small molecule drug candidate, AV-101, has successfully completed Phase 1 development in the Unites States for treatment of neuropathic pain. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects millions of people worldwide. The NIH awarded VistaGen approximately $8.8 million for preclinical and clinical development of AV-101.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to hPSC research and bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

The Merger

VistaGen Therapeutics, Inc., a California corporation (“VistaGen California”) is a wholly-owned subsidiary of the Company.  VistaGen California was incorporated in California on May 26, 1998.  Excaliber Enterprises, Ltd. (“Excaliber”), a publicly-held company (formerly OTCBB: EXCA) was incorporated under the laws of the State of Nevada on October 6, 2005. After being unable to generate material revenues based on its original business plan, Excaliber became inactive in 2007.  In May 2011, after assessing the prospects associated with its original business plan and the business opportunities associated with a strategic merger with an established, privately-held, biotechnology company seeking the potential advantages of being a publicly-held company, Excaliber’s Board of Directors agreed to pursue a strategic merger with VistaGen California, as described below.

On May 11, 2011, pursuant to a strategic merger transaction with VistaGen California, Excaliber acquired all outstanding shares of VistaGen California in exchange for 6,836,452 shares of Excaliber common stock (the “Merger”), and Excaliber assumed all of VistaGen California’s pre-Merger obligations to contingently issue shares of common stock in accordance with VistaGen California’s stock option agreements, warrant agreements, and a convertible promissory note.  In connection with the Merger, Excaliber repurchased 5,064,207 shares of its common stock from two of its stockholders for a nominal amount, resulting in a total of 784,500 shares of Excaliber common stock outstanding at the date of the Merger.  The 6,836,452 shares issued to VistaGen California stockholders in connection with the Merger represented approximately ninety percent (90%) of the outstanding shares of Excaliber’s common stock after the closing of the Merger.  As a result of the Merger, the business of VistaGen California became the operating business of Excaliber.

Immediately preceding and concurrent with the Merger:

●	VistaGen California sold 2,216,106 Units, consisting of one share of VistaGen California restricted common stock and a three-year warrant to purchase one-fourth (1/4) of one share of VistaGen California restricted common stock at an exercise price of $2.50 per share, at a price of $1.75 per Unit in a private placement for aggregate gross offering proceeds of $3,878,200, including $2,369,200 in cash (the “2011 Private Placement”). See Note 9, Capital Stock, for a further description;

●	Holders of certain promissory notes issued by VistaGen California from 2006 through 2010 converted notes totaling $6,174,793, including principal and accrued but unpaid interest, into 3,528,290 Units at $1.75 per Unit. These Units were the same Units issued in connection with the 2011 Private Placement. See Note 8, Convertible Promissory Notes and Other Notes Payable; and

●	All holders of VistaGen California's then-outstanding 2,884,655 shares of restricted preferred stock converted all of their preferred shares into 2,884,655 shares of VistaGen California restricted common stock. See Note 9, Capital Stock.

Shortly after the Merger:

●	Each of VistaGen California's pre-Merger directors was appointed as a director of Excaliber;
●	The pre-Merger directors and officers of Excaliber resigned as officers and directors of Excaliber;
●	Each of VistaGen California’s pre-Merger officers was appointed an officer of like tenor of Excalber;
●	The post-Merger directors of Excaliber (consisting of the pre-Merger directors of VistaGen California) approved a two-for-one (2:1) forward stock split of Excaliber’s common stock;
●	The post-Merger directors of Excaliber approved an increase in the number of shares of common stock Excaliber was authorized to issue from 200 million to 400 million shares (see Note 9, Capital Stock);
●	Excaliber’s name was changed to “VistaGen Therapeutics, Inc.”;
●	VistaGen’s common stock began trading on the OTC Bulletin Board under the symbol “VSTA” effective on June 21, 2011; and
●	VistaGen adopted VistaGen California's fiscal year-end of March 31st.

VistaGen California, as the accounting acquirer in the Merger, recorded the Merger as the issuance of common stock for the net monetary assets of Excaliber, accompanied by a recapitalization.  This accounting for the Merger was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.  A total of 1,569,000 shares of common stock, representing the shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) stock split noted above, have been retroactively reflected as outstanding for all periods presented in the accompanying Consolidated Financial Statements of the Company. Additionally, the accompanying Consolidated Balance Sheets of the Company retroactively reflect the $0.001 par value of Excaliber’s common stock and the two-for one (2:1) stock split after the Merger.

In October 2011, the Company’s stockholders amended the Company’s Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400 million shares to 200 million shares; (2) authorize the Company to issue up to 10 million shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.  In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred”).  Pursuant to the Note Exchange and Purchase Agreement of October 11, 2012 (the “October 2012 Agreement”), as amended, between the Company and Platinum Long Term Growth VII, LLC (“Platinum”), currently the Company’s largest institutional security holder, Platinum has the right and option to exchange 500,000 shares of the Company’s Series A Preferred held by Platinum for (i) a total of 15,000,000 restricted shares of the Company’s common stock, and (ii) a five-year warrant to purchase 7,500,000 restricted shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 9, Capital Stock).

The Consolidated Financial Statements of the Company in this Report represent the activity of VistaGen California from May 26, 1998, and the consolidated activity of VistaGen California and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation) from May 11, 2011 (the date of the Merger). The Consolidated Financial Statements of the Company also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (“Artemis”), and VistaStem Canada, Inc., an Ontario corporation (“VistaStem Canada”).

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements of the Company have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, VistaGen has experienced recurring losses and negative cash flows from operations. From inception through March 31, 2013, VistaGen has a deficit accumulated during its development stage of $67.7 million.  The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and regenerative cell therapy business programs.

At March 31, 2013, the Company had approximately $638,100 in cash and cash equivalents. Such cash and cash equivalents are not sufficient to enable the Company to fund its operations, including expected cash expenditures of approximately $5 million, through the next twelve months. However, in April 2013, the Company entered into a securities purchase agreement, as amended, with an institutional investor involving the Company’s private issuance and sale of its restricted common stock in a transaction involving a series of closings scheduled to occur between June 27, 2013 and September 30, 2013, which financing transaction is expected to generate aggregate cash proceeds to the Company of $36.0 million (see Note 16, Subsequent Events, for a further description of this private placement).  Additionally, the Company expects that its participation in strategic collaborations, including licensing transactions, may provide additional cash in support of its future working capital requirements.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, and the assumptions used to value warrants, warrant modifications and put option, note term extension, and warrant liabilities.

Principles of Consolidation

The accompanying consolidated financial statements include the Company’s accounts, and the accounts of VistaGen California’s wholly-owned inactive subsidiaries, Artemis, and VistaStem Canada.

Change in Authorized Number of Shares

Effective with the Merger, the Company was authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and no shares of preferred stock.  On October 28, 2011, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to amend the Company’s Articles of Incorporation to (1) reduce the number of authorized shares of the Company’s common stock from 400,000,000 shares to 200,000,000 shares; (2) authorize the Company to issue up to 10,000,000 shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.  In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock. See Note 9, Capital Stock.

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

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets, primarily property and equipment, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If the estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company records an impairment loss in the amount by which the carrying value of the assets exceeds their fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the assets over the newly determined remaining useful lives. The Company has not recorded any impairment charges to date.

Revenue Recognition

The Company generates revenue principally from collaborative research and development arrangements, technology transfer agreements, including strategic licenses, and government grants. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.  The applicable revenue recognition criteria are then applied to each of the units.

The Company recognizes revenue when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) the transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•	Collaborative arrangements typically consist of non-refundable and/or exclusive up front technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if the Company has continuing performance obligations and has no objective and reliable evidence of the fair value of those obligations. The Company recognizes non-refundable upfront technology access fees under agreements in which it has a continuing performance obligation ratably, on a straight-line basis, over the period in which the Company is obligated to provide services. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees, development and/or regulatory milestone payments and/or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the continuing research and development efforts. Otherwise, revenue is recognized over the period of the Company’s continuing involvement, and, in the case of development and/or regulatory milestone payments, when the applicable event triggering such a payment has occurred.

•	Government grants, which support the Company’s research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

Research and Development Expenses

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses of the Company’s internal scientific personnel and direct project costs. External research and development expenses consist of sponsored stem cell research and development costs, costs associated with non-clinical and clinical drug rescue and development activities, including development of AV-101, the Company’s drug development candidate which has successfully completed Phase 1 development, and costs related to protection of the Company’s intellectual property, including, but not limited to, application and prosecution of patents related to the Company’s stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such research and development costs are charged to expense as incurred.

Share-Based Compensation

The Company recognizes compensation cost for all share-based awards to employees in its financial statements based on their grant date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period of options and warrants to purchase common stock of the Company. The Company has no awards with market or performance conditions. For share-based awards to non-employees, the Company re-measures the fair value of such awards as they vest and the resulting value is recognized as an expense during the period over which applicable services are performed by the recipient.

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

Comprehensive Loss

The Company has no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to its net loss for the periods presented.

Loss per Common Share

Basic loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded from the computation in loss periods, as their effect would be antidilutive.  A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) stock split described in Note 1, Description of Business, have been retroactively reflected as outstanding for the period prior to the Merger in the fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share in the accompanying Consolidated Statements of Operations.

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	March 31,
	2013	2012

Series A preferred stock issued and outstanding (1)	15,000,000	4,370,550
Common stock warants issuable to Platinum upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000	-
Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,912,604	4,805,771
Outstanding warrants to purchase common stock	14,660,335	4,126,589
10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including accrued interest through March 31, 2013 (2)	6,775,682	-

Total	48,848,621	13,302,910

(1) at March 31, 2013, assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement became effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this ASU effective April 1, 2012 did not have any impact on its consolidated results of operations or financial position; however it required modification of the format of the former “Consolidated Statements of Operations” to include total comprehensive loss and changing the title of the statements to “Consolidated Statements of Operations and Comprehensive Loss.”

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended March 31, 2013 that are of significance, or of potential significance, to the Company.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013 and March 2013 (see Note 8, Convertible Promissory Notes and Other Notes Payable), and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the October 2012 Agreement, the Company determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs. Inputs used to determine fair value include the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A Preferred it holds into shares of common stock. Changes in the fair value of these warrant liabilities have been recognized as non-cash expense in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss for the year ended March 31, 2013.

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4.0 million (the “Original Platinum Notes”) to Platinum Long Term Growth VII, LLC (“Platinum”).  On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “May 2011 Platinum Note”) with a principal balance of $4.0 million (“May 2011 Amendment”).  In conjunction with the issuance of the Original Platinum Notes, the Company determined that (i) the cash payment option or put option, which provided Platinum with the right to require the Company to repay part of the debt in cash at a 25% premium, and (ii) the note term extension option, which provided Platinum with the right to extend the maturity date by one year, were embedded derivatives that should be bifurcated and accounted for separately as liabilities.  In conjunction with the issuance of the Original Platinum Notes, the Company also issued warrants to purchase 560,000 shares of its common stock. These warrants included certain exercise price adjustment features and, as a result, the Company determined that the warrants were liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the (i) put option and note term extension option using an internal valuation model with Level 3 inputs and (ii) the warrant liability using a lattice model with Level 3 inputs. Inputs used to determine fair value included estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a qualified financing. Changes in the fair value of these liabilities prior to the May 2011 Amendment were recognized as a non-cash charge or income in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss for the year ended March 31, 2012.

As a result of the May 2011 Amendment, Platinum’s cash payment or put option was eliminated.  Further, concurrent with the Merger transaction described in Note 1 above, the warrants were determined not to be liabilities, since the exercise price adjustment feature terminated upon the Company becoming a public company as a result of the Merger.  The increase in fair value of the warrant liability of $7,000 and the increase in the put option and note term extension option liabilities of $71,000 were recognized in other expense, net in the statement of operations for the first quarter of the fiscal year ended March 31, 2012.  The remaining put option and note term extension option liabilities, in the amount of $161,800, were reclassified to note discount in connection with the May 2011 Amendment.  The aggregate fair value of the warrants at May 11, 2011, $424,100, was reclassified from a liability to additional paid-in capital, a component of stockholders’ deficit.

In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the May 2011 Platinum Note and the warrants issued to Platinum were cancelled in exchange for shares of the Company’s Series A Preferred stock.

The fair value hierarchy for liabilities measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Warrant liability	$6,394,000	$-	$-	$6,394,000
March 31, 2012:
Put option and note term extension option liabilities	$-	$-	$-	$-
Warrant liability	$-	$-	$-	$-

During the fiscal years ended March 31, 2013 and 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability or the put option and note term extension liabilities.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Put Option and
	Note Term Extension	Warrant
	Liabilities	Liability	Total
Balance at March 31, 2011	$90,800	$417,100	$507,900

Mark to market loss included in net loss	71,000	7,000	78,000
Reclassification of liability to note discount on Original Platinum Notes upon Merger	(161,800)	-	(161,800)
Reclassification of remaining warrant liability to equity upon Merger	-	(424,100)	(424,100)

Balance at March 31, 2012	$-	$-	$-

Recognition of warrant liability upon issuance of Exchange and Investment Warrants
to Platinum under October 2012 Agreement	-	1,690,000	1,690,000
Recognition of warrant liability in connection with Series A Exchange Warrant
potentially issuable to Platinum under October 2012 Agreement	-	3,068,200	3,068,200
Mark to market loss included in net loss	-	1,635,800	1,635,800

Balance at March 31, 2013	$-	$6,394,000	$6,394,000

No assets or other liabilities were measured on a recurring basis at fair value at March 31, 2013 or 2012.

5.  Property and Equipment

Property and equipment consists of the following:

	March 31,
	2013	2012

Laboratory equipment	$649,500	$515,800
Computers and network equipment	12,900	12,900
Office furniture and equipment	69,600	75,600
	732,000	604,300

Accumulated depreciation and amortization	(551,300)	(529,800)

Property and equipment, net	$180,700	$74,500

In connection with the issuance of Senior Secured Convertible Promissory Notes to Platinum in July and August 2012 and with the October 2012 Agreement with Platinum, the Company entered into a Security Agreement with Platinum under which the repayment of all amounts due under the terms of the various notes issued to Platinum are secured by the Company’s assets, including its tangible and intangible personal property, licenses, patent licenses, trademarks and trademark licenses (see Note 8, Convertible Promissory Notes and Other Notes Payable).  In February 2004, the Company granted a security interest covering its laboratory and computer equipment in conjunction with notes payable under a line of credit agreement.  The security interest was released in April 2011 in connection with the consolidation of certain notes payable.

6.  AV-101 Acquisition

In November 2003, pursuant to an Agreement and Plan of Merger (the “Artemis Agreement”), the Company acquired Artemis, a private company also in the development stage, for the purpose of acquiring exclusive licenses to patents and other intellectual property related to the use and function of AV-101, a new drug candidate then in nonclinical development, with the potential to treat  neuropathic pain, depression, and other neurological diseases and disorders,  epilepsy, Huntington’s disease and Parkinson’s disease. Pursuant to the Artemis Agreement, each share of common stock of Artemis was converted into the right to receive 0.9045 shares of VistaGen California’s Series B-1 Preferred Stock, resulting in VistaGen California’s pre-Merger issuance of 1,356,750 shares of its Series B-1 Preferred Stock. The shares of Series B-1 Preferred Stock were valued, pre-Merger, at $5.545 per share, and accordingly the pre-Merger purchase price of all outstanding shares of Artemis in 2003 was $7,523,200. The total purchase price was allocated to AV-101 acquired in-process research and development and was expensed subsequent to the acquisition, since AV-101 required further research and development before the Company could commence clinical trials and did not have any proven alternative future uses.

The NIH awarded the Company an aggregate of $4.2 million to support nonclinical development of AV-101 during fiscal years 2006 through 2008, culminating in the submission in November 2008 of its Investigational New Drug ("IND") application to conduct Phase 1 human clinical testing of AV-101 for neuropathic pain. In April 2009, the NIH awarded the Company an aggregate of $4.2 million grant to support the Phase 1 clinical development of AV-101, and subsequently increased the grant to an aggregate of $4.6 million in July 2010. The Company completed the Phase 1a clinical trial of AV-101 during the third calendar quarter of 2011 and completed the Phase 1b clinical testing in the last half of calendar 2012.  To date, VistaGen has received an aggregate of $8.8 million from the NIH for non-clinical and clinical development of AV-101.

7.  Accrued Expenses

Accrued expenses consist of:

	March 31,	March 31,
	2013	2012

Accrued professional services	$67,800	$107,400
Accrued research and development expenses	-	237,500
Accrued vacation pay and other compensation	219,300	229,900
Accrued placement agent fees	-	50,000
Accrued royalties and license fees	25,000	5,000
All other	30,800	27,500

	$342,900	$657,300

8.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the components of the Company’s convertible promissory notes and other notes payable:

	March 31, 2013			March 31, 2012
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes
issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$61,700	$1,334,300	$-	$-	$-
Investment Note issued on October 11, 2012	500,000	24,200	524,200	-	-	-
Investment Note issued on October 19, 2012	500,000	23,000	523,000	-	-	-
Investment Note issued on February 22, 2013	250,000	2,600	252,600	-	-	-
Investment Note issued on March 12, 2013	750,000	4,700	754,700	-	-	-
	3,272,600	116,200	3,388,800	-	-	-
Aggregate note discount	(1,963,100)	-	(1,963,100)	-	-	-
Total Senior notes (non-current)	$1,309,500	$116,200	$1,425,700	$-	$-	$-

Convertible Promissory Notes:
February 2012 12% convertible promissory notes	$-	$-	$-	$500,000	$5,300	$505,300
Note discount	-	-	-	(499,300)	-	(499,300)
Total 12% convertible notes, net (non-current)	$-	$-	$-	$700	$5,300	$6,000

Notes Payable to unrelated parties:
7.0% Notes payable (April 2011)	$-	$-	$-	$63,800	$400	$64,200
7.0% Notes payable (August 2012)	59,400	-	59,400	-	-	-
	59,400	$-	$59,400	63,800	$400	$64,200
less: current portion	(8,100)	-	(8,100)	(63,800)	(400)	(64,200)
7.0% Notes payable - non-current portion	$51,300	$-	$51,300	$-	$-	$-

7.5% Notes payable to service providers for
accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$-	$90,400	$93,400	$1,100	$94,500
Desjardins	194,100	800	194,900	224,300	2,800	227,100
McCarthy Tetrault	403,100	1,700	404,800	459,400	5,700	465,100
May 2011 Morrison Foerster	-	-	-	2,420,100	37,900	2,458,000
August 2012 Morrison & Foerster Note A	937,400	-	937,400	-	-	-
August 2012 Morrison & Foerster Note B, payable solely in restricted shares of the Company's common stock (1)	1,379,400	60,100	1,439,500	-	-	-
University Health Network, payable solely in restricted shares of the Company's common stock (1)	549,500	19,400	568,900	-	-	-
	3,553,900	82,000	3,635,900	3,197,200	47,500	3,244,700
Note discount	(1,142,600)	-	(1,142,600)	(228,900)	-	(228,900)
	2,411,300	82,000	2,493,300	2,968,300	47,500	3,015,800
less: current portion	(450,300)	(2,500)	(452,800)	(367,700)	-	(367,700)
non-current portion and discount	$1,961,000	$79,500	$2,040,500	$2,600,600	$47,500	$2,648,100

5.8% and 8% Notes payable to insurance
premium financing company (current)	$4,200	$-	$4,200	$4,600	$-	$4,600

10% Notes payable to vendors for accounts
payable converted to notes payable	$128,800	$23,300	$152,100	$165,400	$16,800	$182,200
less: current portion	(128,800)	(23,300)	(152,100)	(146,000)	-	(146,000)
non-current portion	$-	$-	$-	$19,400	$16,800	$36,200

Total notes payable to unrelated parties	$2,603,700	$105,300	$2,709,000	$3,202,100	$64,700	$3,266,800
less: current portion	(591,400)	(25,800)	(617,200)	(582,100)	(400)	(582,500)
non-current portion and discount	$2,012,300	$79,500	$2,091,800	$2,620,000	$64,300	$2,684,300

Notes payable to related parties:
April 2011 7 % Note to Cato Holding Co.	$-	$-	$-	$293,300	$6,900	$300,200
October 2012 7.5% Note to Cato Holding Co.	293,600	7,400	301,000	-	-	-
October 2012 7.5% Note to Cato Research Ltd., payable solely in restricted shares of the Company's common stock (1)	1,009,000	36,200	1,045,200	-	-	-
	1,302,600	43,600	1,346,200	293,300	6,900	300,200
Note discount	(147,200)	-	(147,200)	(24,300)	-	(24,300)
Total notes payable to related parties	1,155,400	43,600	1,199,000	269,000	6,900	275,900
less: current portion	(85,600)	(7,400)	(93,000)	(168,200)	-	(168,200)
non-current portion and discount	$1,069,800	$36,200	$1,106,000	$100,800	$6,900	$107,700

(1) See description of debt restructuring in Note 8.

Senior Secured Convertible Promissory Notes issued to Platinum
On July 2, 2012 and on August 31, 2012, the Company issued to Platinum senior secured convertible promissory notes in the principal amount of $500,000 (the “July 2012 Platinum Note”) and $750,000 (the "August 2012 Platinum Note"), respectively.  The July 2012 Platinum Note and the August 2012 Platinum Note each accrued interest at the rate of 10% per annum and were due and payable on July 2, 2015.  The July 2012 Platinum Note and the August 2012 Platinum Note were each mandatorily convertible into securities that may be issued by the Company in an equity, equity-based, or debt financing, or series of financings, subsequent to the issuance of the note resulting in gross proceeds to the Company of at least $3,000,000, excluding any additional investment by Platinum.

On October 11, 2012, the Company and Platinum entered into a Note Exchange and Purchase Agreement (the “October 2012 Agreement”) in which the July 2012 Platinum Note and the August 2012 Platinum Note (together, the “Existing Notes”), as well as the related accrued interest, were consolidated into and exchanged for a single senior secured convertible note in the amount of $1,272,577 (the “Exchange Note”) and Platinum agreed to purchase four additional 10% senior secured convertible promissory notes in the aggregate principal amount of $2.0 million (the “Investment Notes”), issuable over four separate $500,000 tranches between October 2012 and December 2012.  The first and second $500,000 Investment Notes, in the aggregate principal amount of $1.0 million, were purchased by Platinum on October 11, 2012 and October 19, 2012, respectively. The Company and Platinum also entered into an amended and restated Security Agreement to secure repayment of all obligations due and payable under the terms of the Investment Notes and Exchange Note.

On November 14, 2012 and January 31, 2013, the Company and Platinum entered into amendments to the October 2012 Agreement (the “NEPA Amendments”), pursuant to which the final two $500,000 tranches contemplated by the October 2012 Agreement were combined into a single Investment Note in the aggregate principal amount of $1.0 million (the “$1.0 Million Note”). Under the terms and conditions of the NEPA Amendment, Platinum agreed to purchase the $1.0 Million Note within five business days of the Company's notice to Platinum of the consummation of a debt or equity financing, or combination of financings, prior to February 15, 2013, resulting in gross proceeds to the Company of at least $1.0 million (the “Additional Financing Requirement”).  The Company satisfied the Additional Financing Requirement on February 12, 2013 (See Note 9, Capital Stock).  Effective February 22, 2013, the Company and Platinum entered into an additional amendment to the October 2012 Agreement pursuant to which Platinum agreed to purchase an Investment Note in the face amount of $250,000 on February 22, 2013 and an additional Investment Note in the face amount of $750,000 on or before March 12, 2013, which Investment Note was issued by the Company and purchased by Platinum on March 12, 2013.

The Exchange Note and each Investment Note (together, the “Notes”) accrue interest at a rate of 10% per annum and, subject to certain limitations and exceptions set forth in the Notes, unless converted earlier and voluntarily by Platinum, will be due and payable in restricted shares of the Company’s common stock on October 11, 2015, or three years from the date of issuance, as determined by the terms of the Investment Notes. At maturity, all principal and accrued interest under the Notes shall be payable by the Company through the issuance of restricted shares of common stock to Platinum.  Subject to certain potential adjustments set forth in the Notes, the number of restricted shares of common stock issuable as payment in full for each of the Notes at maturity will be calculated by dividing the outstanding Note balance plus accrued interest by $0.50 per share. Prior to maturity, the outstanding principal and any accrued interest on the Exchange Note and each of the Investment Notes is convertible, in whole or in part, at Platinum’s option into shares of the Company’s common stock at a conversion price of $0.50 per share, subject to certain adjustments. The conversion feature in each of the Notes constituted a beneficial conversion feature at the date of issuance.

As additional consideration for the purchase of the Investment Notes, the Company agreed to issue to Platinum warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock, issuable in separate tranches together with each Investment Note, of which a warrant to purchase 500,000 shares was issued to Platinum on October 11, 2012 and on October 19, 2012, a warrant to purchase 250,000 shares was issued to Platinum on February 22, 2013 and a warrant to purchase 750,000 shares was issued to Platinum on March 12, 2013 (each an “Investment Warrant”).  In addition, the Company issued Platinum a warrant to purchase 1,272,577 shares of the Company’s common stock in connection with the issuance of the Exchange Note (the “Exchange Warrant”). At issuance, the Platinum Exchange Warrant and each Investment Warrant has a term of 5 years and an exercise price of $1.50 per share, subject to certain adjustments. See Note 16, Subsequent Events, regarding a modification of the exercise price of the Exchange Warrant and the Investment Warrants.  The Company and Platinum also executed and subsequently amended a security agreement to secure repayment of all obligations due and payable under the terms of the Exchange Note and all of the Investment Notes.

As a result of the beneficial conversion feature in the Exchange Note and the issuance of the Exchange Warrant, the Company determined that the cancellation of the Existing Notes and the issuance of the Exchange Note should be accounted for as an extinguishment of debt.  The Company determined that the fair value of the Exchange Note, including the beneficial conversion feature, was $2,355,800 using a Monte Carlo simulation model and inception-date assumptions including market price of common stock of $0.75 per share; stock price volatility of 85%; risk-free interest rate of 0.67%; conversion price of $0.50 per share; note term of 3 years; 75% probability that conversion would occur at or immediately prior to maturity; and 25% probability that an event requiring either the repayment of the Exchange Note or its conversion into common stock would occur prior to maturity.  The fair value of the Exchange Note at inception represented a substantial premium over its face value.  In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, the Company recognized the premium in excess of the face value, $1,083,200, as a non-cash charge to loss on early extinguishment of debt in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended March 31, 2013 and as a credit to additional paid-in capital and recorded the liability for the Exchange Note at its face value.

Subject to limited exceptions, which include issuances of common stock pursuant to the 2012 Private Placement of Units (see Note 9, Capital Stock), the Exchange Warrant and each of the Investment Warrants include certain exercise price reset and anti-dilution protection features in the event that the Company issues other shares of common stock during the five-year term of the warrants at a price less than their initial $1.50 per share exercise price. As a result of these provisions, the Exchange Warrant and the Investment Warrants do not meet the criteria set forth in ASC 815, Derivatives and Hedging, to be considered indexed to the Company’s own stock and treated as equity instruments. Consequently, the Company recorded the Exchange Warrant and each of the Investment Warrants as liabilities at their fair value, which was estimated at the issuance date using a Monte Carlo simulation model and the following assumptions:

	Exchange	Investment Warrants Issued on:
	Warrant	10/11/2012	10/19/2012	2/22/2013	3/12/2013

Market price of common stock	$0.75	$0.75	$0.75	$0.60	$0.80
Exercise price	$1.50	$1.50	$1.50	$1.50	$1.50
Risk-free interest rate	0.67%	0.67%	0.67%	0.84%	0.88%
Volatility	85.0%	85.0%	85.0%	85.0%	85.0%
Term (years)	5.0	5.0	5.0	5.0	5.0
Dividend rate	0%	0%	0%	0%	0%

Fair value per share	$0.53	$0.53	$0.53	$0.39	$0.52
Number of shares	1,272,577	500,000	500,000	250,000	750,000
Fair value at date of issuance	$672,000	$264,000	$264,000	$97,000	$393,000

The fair value of the Exchange Warrant at the date of issuance was recorded as a liability and as a corresponding charge to loss on early extinguishment of debt in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended March 31, 2013.  The fair value of each Investment Warrant at the date of issuance was recorded as a liability and as a corresponding discount to the related Investment Note.  Subject to limitations of the absolute amount of discount attributable to each Investment Note, the Company treated the issuance-date intrinsic value of the beneficial conversion feature embedded in each Investment Note as an additional component of the discount attributable to each Investment Note and recorded a discount attributable to the beneficial conversion feature for each Investment Note.  The Company amortizes the aggregate discount attributable to each of the Investment Notes using the interest method over the respective term of each note.  The table below summarizes the components of the discount and the effective interest rate at inception for the Exchange Note and each of the Investment Notes.

	Inception Date Carrying Value of
	Exchange	Investment Notes Issued on:
	Note	10/11/2012	10/19/2012	2/22/2013	3/12/2013

Face value	$1,272,600	$500,000	$500,000	$250,000	$750,000
Discount attributable to:
Fair value of warrant	-	(264,000)	(264,000)	(97,000)	(393,000)
Beneficial conversion feature	-	(231,000)	(231,000)	(147,000)	(349,500)

Inception date carrying value	$1,272,600	$5,000	$5,000	$6,000	$7,500

Effective Interest Rate	10.00%	159.05%	159.05%	127.27%	159.05%

The fair value of the Exchange Warrant and Investment Warrants was re-measured as of March 31, 2013 at an aggregate of $1,988,000 and the $298,000 increase in fair value since inception was reflected in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended March 31, 2013.

May 2011 Platinum Note

During 2007 and 2008, the Company issued three convertible promissory notes with an aggregate principal balance of $4.0 million to Platinum (the “Original Platinum Notes”).  In conjunction with the issuance of the Original Platinum Notes, the Company also issued warrants to Platinum to purchase an aggregate of 560,000 shares of the Company’s common stock.  On May 5, 2011, the Original Platinum Notes were amended, restated and consolidated into a single note (the “May 2011Platinum Note”) with a principal balance of $4.0 million and an extended maturity date of June 30, 2012, a one year extension from the June 30, 2011 maturity date of the Original Platinum Notes (the “May 2011 Amendment”).   The May 2011 Platinum Note continued to bear interest at an annual rate of 10%. Platinum retained the right, in its sole discretion, to extend the maturity date of the May 2011 Platinum Note by one year to June 30, 2013.  The May 2011 Platinum Note would have been automatically converted, subject to certain conditions, upon the last to occur of (i) the closing of an equity or equity-based financing or series of equity or equity-based financings after May 1, 2011 resulting in gross proceeds to the Company totaling at least $5.0 million, including the 2011 Private Placement (see Note 9, Capital Stock) and cancellation of debt not otherwise convertible; and (ii) the Company becoming a publicly traded company ("Amended Qualified Financing").  The number of shares issuable to Platinum upon the automatic conversion of the May 2011 Platinum Note would have been determined in accordance with one of the following three formulas, as selected by Platinum in its sole discretion: (i) the outstanding principal plus accrued but unpaid interest ("Outstanding Balance") as of the closing of the Amended Qualified Financing multiplied by 1.25 and divided by $1.75 per share; (ii) the Outstanding Balance as of the closing of the Amended Qualified Financing multiplied by 1.25 and divided by the per share price of shares sold in the Amended Qualified Financing; or (iii) the Outstanding Balance as of the closing of the Amended Qualified Financing divided by the Company's per share price assuming a pre-Amended Qualified Financing valuation of the Company of $30 million on a fully-diluted basis, subject to certain exclusions.  Under the May 2011 Platinum Note, the cash payment option previously included in the Original Platinum Notes was eliminated. In the event the Company had completed an Amended Qualified Financing prior to December 31, 2011, interest accrued on the May 2011 Platinum Note from May 5, 2011 through the date of the closing of the Amended Qualified Financing would have been forgiven.

The May 2011 Platinum Note would have been voluntarily convertible, at the option of Platinum, at any time prior to an Amended Qualified Financing or its maturity date into restricted shares of common stock determined by multiplying the Outstanding Balance being converted by 1.25 and dividing by the lesser of (i) $1.75 per share; (ii) the per share price in any subsequent equity financing; or (iii) the per share price assuming a $30 million valuation of the Company on a fully diluted basis (subject to certain exclusions).  Platinum could have elected to convert the May 2011 Platinum Note at any time, but was not obligated to convert the May 2011 Platinum Note until the restricted shares issuable upon conversion of the note were freely tradable pursuant to an effective registration statement or could have been sold in any ninety day period without registration under the Securities Act of 1933, as amended (“Securities Act”), in compliance with Rule 144. Additionally, Platinum could not have converted the May 2011 Platinum Note if the shares issuable upon conversion would result in it beneficially owning in excess of 9.99% of the then outstanding shares of the Company's common stock. However, Platinum could have waived this condition upon giving 61 days’ notice to the Company.

In connection with the issuance of the May 2011 Platinum Note, the Company issued to Platinum a three-year warrant to purchase 825,574 restricted shares of the Company’s common stock at an exercise price of $2.50 per share.  The warrant would have expired on May 5, 2014, and become exercisable upon Platinum’s conversion of the May 2011 Platinum Note and would have been exercisable for one-fourth (1/4) of the number of shares issued in the conversion.

In December 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the May 2011 Platinum Note was cancelled and all warrants issued to Platinum were exercised in exchange for restricted shares of the Company’s new Series A Preferred stock.  See Note and Warrant Exchange Agreement below.

The Company evaluated the extension of the maturity date of the Original Platinum Notes along with the issuance of the new three-year warrant and determined that the modifications were to be accounted for as a troubled debt restructuring on a prospective basis.  The Company recorded a discount to the May 2011 Platinum Note of $908,900, which amount was equal to the incremental fair value of the note conversion feature and the cash payment or put option liability, and the fair value of the new warrant.  The note discount was to be amortized as non-cash interest expense over the remaining term of the May 2011 Platinum Note using the effective interest method.  The effective annual interest rate of the May 2011 Platinum Note was determined to be 17.3%, based on the amount of the note discount, the stated interest rate, and the note term.

Warrant Liability related to Original Platinum Notes

The warrants issued with the Original Platinum Notes included certain exercise price adjustment features and accordingly were not deemed to be indexed to the Company’s common stock. At issuance, the Company recorded the estimated fair value of the warrant liability of $151,300 as a non-current liability in the consolidated balance sheet. Changes in the estimated fair value of the warrant liability were recorded in other income (expense) in the Consolidated Statement of Operations and Comprehensive Loss until the closing of the Merger on May 11, 2011, when the amended warrants no longer contained the exercise price adjustment features, at which time the warrants were deemed to be indexed to the Company’s common stock and therefore no longer treated as a liability.  The warrant liability was recorded at its fair value of $424,100 at May 11, 2011, which resulted in non-cash expense of $7,000 that was charged to other income (expense) in the first quarter of the fiscal year ended March 31, 2012.  As of May 11, 2011, $424,100, the then-current aggregate fair value of these warrants, was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ deficit.

December 2011 Note and Warrant Exchange Agreement with Platinum

On December 29, 2011, the Company and Platinum entered into a Note and Warrant Exchange Agreement pursuant to which the May 2011 Platinum Note and all outstanding warrants issued to Platinum to purchase an aggregate of 1,599,858 restricted shares of the Company’s common stock were cancelled in exchange for 391,075 restricted shares of the Company’s newly-created Series A Preferred Stock (“Series A Preferred”).  Each share of Series A Preferred was initially convertible into ten shares of the Company’s common stock (see Note 9, Capital Stock).  The Company issued 231,090 restricted shares of Series A Preferred to Platinum in connection with the note cancellation based on the sum of the $4,000,000 principal balance of the Platinum Note plus accrued but unpaid interest through May 11, 2011 adjusted for a 125% conversion premium, net of the $1,719,800 aggregate exercise price of the outstanding 1,599,858 warrants held by Platinum, and a contractual conversion basis of $1.75 per common share, all adjusted for the stated 1:10 Series A Preferred to common exchange ratio.  An additional 159,985 restricted shares of Series A Preferred were issued to Platinum in connection with the warrant exercise and exchange to acquire the common shares issued upon the warrant exercise.

The Company determined that the cancellation of the Platinum Note and exercise of the warrants pursuant to the Note and Warrant Exchange Agreement should be accounted for as a debt extinguishment.  The Company estimated the fair value of the restricted shares of Series A Preferred stock tendered to Platinum for the cancellation of the Platinum Note under the terms of the agreement at $15.51 per share ($1.55 on a per common share equivalent basis).  The Company recorded a loss of $1,193,500 attributable to the early debt extinguishment, reported in Other expenses, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended March 31, 2012.  The loss includes $287,278, calculated using the Black-Scholes Option Pricing Model, representing the incremental fair value of the warrants exercised by Platinum as modified to reduce their exercise price.  (See Discounted Warrant Exercise Program in Note 9, Capital Stock, for a description of the modification of warrant exercise prices and the resulting valuation that occurred during the quarter ended December 31, 2011.)  The restricted common shares issued in connection with the warrant exercise that were exchanged for shares of Series A Preferred Stock are treated as Treasury Stock in the accompanying Consolidated Balance Sheets at March 31, 2013 and 2012.

February 2012 Convertible Promissory Notes

On February 28, 2012, the Company completed a private placement of convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the "Notes").  Each Note accrued interest at the rate of 12% per annum and was to mature on the earlier of (i) twenty-four months from the date of issuance, or (ii) the consummation of an equity, equity-based, or series of equity-based financings resulting in gross proceeds to the Company of at least $4.0 million (the “Qualified Financing Threshold”).  The holders of the Notes had the right to voluntarily convert the outstanding principal amount of the Notes and all accrued and unpaid interest (the “Outstanding Balance”) at any time prior to maturity into that number of restricted shares of the Company’s common stock equal to the Outstanding Balance, divided by $3.00 (the "Conversion Shares").  In addition, in the event the Company consummated a financing equal to or exceeding the Qualified Financing Threshold, and the price per unit of the securities sold, or price per share of common stock issuable in connection with such financing, was at least $2.00 (a “Qualified Financing”), the Outstanding Balance would have automatically converted into such securities, including warrants, that were issued in the Qualified Financing, the amount of which would have been determined according to the following formula: (Outstanding Balance at the closing date of the Qualified Financing) x (1.25) / (the per security price of the securities sold in the Qualified Financing).  The purchaser of each Note was issued a five-year warrant to purchase, for $2.75 per share, the number of restricted shares of the Company’s common stock equal to 150% of the total principal amount of the Notes purchased by such purchaser, divided by $2.75, resulting in the potential issuance of an aggregate of 272,724 restricted shares of the Company’s common stock upon exercise of the warrants (the “Warrant Shares”).  The warrants terminate, if not exercised, five years from the date of issuance.  The Company valued the warrants at a fair value of $1.99 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.85; risk-free interest rate – 0.84%; volatility – 89.9%; contractual term – 5.00 years; dividend rate – 0%.

The Company allocated the proceeds from the Notes and associated warrants based on their relative fair values. The relative fair value attributable to the warrants was $260,076, which the Company recorded as a discount to the Notes and a corresponding credit to additional paid-in capital. The Company recorded an additional note discount of $235,084 for the fair value of the non-contingent beneficial conversion feature of the Notes.  The note discounts totaling $495,160 were to be amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes at the date of issuance was 268.9% based on the stated interest rate, the amount of discount, and the term of the Notes.

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

On November 15, 2012, the holders of the February 2012 Notes entered into an Exchange Agreement with the Company (the "Exchange Agreement"). Under the terms of the Exchange Agreement, (i) the current amount due under the terms of the February 2012 Notes, $678,600, which amount included all accrued interest as well as additional consideration for the conversion, was exchanged for a total of 1,357,281 restricted shares of the Company's common stock and five-year warrants to purchase 678,641 restricted shares of the Company's common stock at an exercise price of $1.50 per share (the "Note Exchange Securities"); and (ii) the Registration Rights Agreement was terminated.  Additionally, the Company issued a five-year warrant to purchase 72,000 restricted shares of the Company’s common stock at an exercise price of $1.50 per share as partial compensation to an investment bank that had placed certain of the Notes. The Company recorded the issuance of the warrants with a charge to interest expense of $28,200 and a corresponding credit to additional paid-in capital.

The Company determined that the exchange of the Notes into restricted shares of its common stock should be accounted for as an extinguishment of debt.  The Company recognized as consideration in the exchange the sum of (i) the fair value of the restricted common stock issued in the exchange at the quoted market price of $0.70 per share on the date of the exchange, or $950,100, and (ii) the fair value of the warrants, which was determined to be $0.39 per share, or $265,500, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.70; exercise price per share: $1.50; risk-free interest rate: 0.62%; contractual term: 5 years; volatility: 89.5%; expected dividend rate: 0%.  The aggregate consideration less the net carrying value of the Notes, including accrued interest, resulted in the recognition of $1,145,100 as a non-cash loss on early extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2013.  The warrants issued to the investment bank were valued using the same assumptions as used for the warrants issued to the exchanging note holders.

Restructuring of Note Payable to Morrison & Foerster

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), then the Company’s general corporate and and intellectual property counsel, amended a previously outstanding note (the “Original Note”) issued by the Company in payment of legal services (the “Amended Note”).  Under the Amended Note, the principal balance of the Original Note was increased to $2,200,000, interest accrued at the rate of 7.5% per annum, and the Company was required to make an additional payment of $100,000 within three business days of the date of the Amended Note. The Company made the required $100,000 payment in a timely manner.

On August 31, 2012, the Company restructured the Amended Note (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, the Company issued to Morrison & Foerster two new unsecured promissory notes to replace the Amended Note, one in the principal amount of $1,000,000 ("Replacement Note A") and the other in the principal amount of $1,379,400 ("Replacement Note B") (together, the "Replacement Notes"); amended an outstanding warrant to purchase restricted shares of the Company’s common stock (the “Amended M&F Warrant”); and issued a new warrant to purchase restricted shares of the Company’s common stock (the “New M&F Warrant”).  Under the terms of the Restructuring Agreement, the Amended Note was cancelled and all of the Company's past due payment obligations under the Amended Note were satisfied.  The Company made a payment of $155,000 to Morrison & Foerster on August 31, 2012 pursuant to the terms of the Amended Note, and issued the Replacement Notes, each dated as of August 31, 2012.  Both Replacement Notes accrue interest at the rate of 7.5% per annum and are due and payable on March 31, 2016.  Replacement Note A requires monthly payments of $15,000 per month through March 31, 2013, and $25,000 per month thereafter until maturity.  Payment of the principal and interest on Replacement Note B will be made solely in restricted shares of the Company’s common stock pursuant to Morrison & Foerster’s surrender from time to time of all or a portion of the principal and interest balance due on Replacement Note B in connection with its exercise of the New M&F Warrant, at an exercise price of $1.00 per share, and concurrent cancellation of indebtedness and surrender of Replacement Note B; provided, however, that Morrison & Foerster shall have the option to require payment of Replacement Note B in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes.  Under the terms of the Amended M&F Warrant, the Company amended the warrant to purchase 425,000 restricted shares of its common stock originally issued to Morrison & Foerster on March 15, 2010 to extend the expiration date of the warrant from December 31, 2014 to September 15, 2017 and to provide for exercise by paying cash or by the cancellation in whole or in part of the Company’s indebtedness under either of the Replacement Notes.  The Company determined that the incremental value of the Amended M&F Warrant was $121,650 at the modification date using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$0.94	$0.94
Exercise price per share	$2.00	$2.00
Risk-free interest rate	0.25%	0.60%
Expected term in years	2.33	5.04
Volatility	77.9%	88.8%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.24	$0.52

The New M&F Warrant is exercisable for the number of restricted shares of the Company’s common stock equal to the principal and accrued interest due under the terms of Replacement Note B divided by the warrant exercise price of $1.00 per share.  At the August 31, 2012 date of grant, the New M&F Warrant was exercisable to purchase 1,379,376 restricted shares of the Company’s common stock.  The New M&F Warrant effectively permits exercise only by the cancellation in whole or in part of the Company’s indebtedness under either of the Replacement Notes. The New M&F Warrant expires on September 15, 2017. The Company determined the fair value of the New M&F Warrant to be $0.64 per share, or $876,800, at the date of grant using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.94; exercise price per share: $1.00; risk-free interest rate: 0.61%; contractual term: 5.04 years; volatility: 88.8%; expected dividend rate: 0%.  The note discounts totaling $1,197,900, including the $199,500 remaining unamortized discount recorded prior to the modification, will be amortized to interest expense using the effective interest method over the term of the Replacement Notes. The aggregate amount of the incremental fair value of the Amended M&F Warrant and the fair value of the New M&F Warrant, $998,450, was recognized as equity and was credited to additional paid-in capital in the accompanying Consolidated Balance Sheets. The effective interest rate on the Replacement Notes at the date of issuance was 32.3%, based on the stated interest rate, the amount of discount, and the term of the Replacement Notes. Through March 31, 2013, the Company has adjusted the New M&F Warrant to increase the number of restricted shares available for purchase by 60,088 shares, based on interest accrued on Replacement Note B through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Restructuring of Accounts Payable to Cato Research Ltd. (“CRL”)

On October 10, 2012, the Company issued to CRL, a contract research and development partner and a related party: (i) an unsecured promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, compounded monthly (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the non-clinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the CRL Note, plus all accrued interest thereon, divided by $1.00 per share (the “CRL Warrant”). The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant, provided, however, that CRL will have the option to require payment of the CRL Note in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company determined that the cancellation of the accounts payable to CRL for CRO Services and the related issuance of the CRL Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the CRL Note at its fair value of $857,900 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CRL Warrant to be $0.48 per share, or $486,164, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.00; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%.  The Company recognized the difference between the sum of the fair values of the CRL Note and the CRL Warrant less the accounts payable balance due to CRL, $335,100, as a non-cash loss on early extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2013.  The fair value of the warrant, $486,164, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the CRL Note and its fair value, $151,100, has been treated as a discount to the note and is being amortized over the term of the note using the interest method, resulting in an effective interest rate of 12.1% on the CRL Note.  Through March 31, 2013, the Company has adjusted the CRL Warrant to increase the number of restricted shares available for purchase by 36,188 shares, based on interest accrued on the CRL Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Issuance and Restructuring of Long-Term Promissory Note to Cato Holding Company

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC") and its affiliates, which included the $105,000 balance of an August 2010 Short-Term Note issued to Cato BioVentures, were consolidated into a single note, in the principal amount of $352,273 (the “2011 CHC Note”).  Concurrently, CHC released all of its security interests in certain of the Company’s personal property.  The 2011 CHC note accrued interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company was to make six monthly payments of $10,000 each beginning June 1, 2011, and thereafter to make payments of $12,500 monthly until the note was repaid in full. The Company had the option to prepay the outstanding balance under this note in full or in part at any time during its term without penalty.

On October 10, 2012, the Company and CHC restructured the 2011 CHC Note.  The 2011 CHC Note was cancelled and exchanged for a new unsecured promissory note in the principal amount of $310,443 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 restricted shares of the Company’s common stock at a price of $1.50 per share (the “CHC Warrant”).  The 2012 CHC Note accrues interest at a rate of 7.5% per annum and is due and payable in monthly installments of $10,000, beginning November 1, 2012 and continuing until the outstanding balance is paid in full.

The Company determined that the cancellation of the 2011 CHC Note and the issuance of the 2012 CHC Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the 2012 CHC Note at its fair value of $291,100 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CHC Warrant to be $0.48 per share, or $120,462, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.50; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%. The Company recognized the difference between the sum of the fair values of the 2012 CHC Note and the CHC Warrant less the carrying value of the 2011 CHC Note, $119,100, as a non-cash loss on early extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2013.  The fair value of the warrant, $120,462, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the 2012 CHC Note and its fair value, $19,343, has been treated as a discount to the note and is being amortized over the term of the note using the interest method, resulting in an effective interest rate of 11.9% on the CHC 2012 Note.

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

The Company determined that the restructuring of the accounts payable to UHN under the SRCA, defined below, and the related issuance of the UHN Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the UHN Note at its fair value of $467,211 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the UHN Warrant to be $0.48 per share, or $264,775, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.00; risk-free interest rate: 0.66%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%. The Company recognized the difference between the sum of the fair values of the UHN Note and the UHN Warrant less the accounts payable balance due to UHN, $182,500, as a non-cash loss on early extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2013. The fair value of the warrant, $264,775, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the UHN Note and its fair value has been treated as a discount to the note and is being amortized over the term of the note using the interest method, resulting in an effective interest rate of 11.3% on the UHN Note.  Through March 31, 2013, the Company has adjusted the UHN Warrant to increase the number of restricted shares available for purchase by 19,421 shares, based on interest accrued on the UHN Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

On April 29, 2011, the Company issued to Desjardins Securities, Inc. (“Desjardins”) an unsecured promissory note in the principal amount of CDN $236,000 for amounts payable for legal fees incurred by Desjardins in connection with investment banking services provided to the Company by Desjardins.  The Desjardins note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the Desjardins note, and (iii) any failure to pay principal or interest when due.  The Company was required to make payments of CDN $4,000 per month beginning May 31, 2011, increasing to CDN $6,000 per month on January 31, 2012. Beginning on January 1, 2012, the Company is also required to make payments equal to one-half of one percent (0.5%) of the net proceeds of all private or public equity financings closed during the term of the note.

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

On August 30, 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 restricted shares of its common stock valued at a market price of $0.94 per share to Progressive Medical Research in settlement of past due obligations for clinical research services in the amount of $79,900. Under the terms of the settlement, the Company also agreed to make monthly cash payments of $5,000 in August 2012 through December 2012. The promissory note bears interest at 7% per annum and requires payments of $1,000 per month beginning January 15, 2013 until all principal and interest is paid in full.  The note requires payment in full upon the sale of all or substantially all of the Company’s assets or upon the Company completing a financing transaction, or series of transactions, resulting in gross proceeds to the Company of at least $4.0 million in any three-month period, excluding proceeds from stock option or warrant exercises. The Company charged the loss on the settlement to interest expense.

August 2010 Short-Term Note Converted to 7% Note Payable

In August 2010, the Company issued short-term, (the “August 2010 Short-Term Notes”) having an aggregate principal amount, as adjusted, of $1,120,000.  In May 2011, a total of $840,000 of the aggregate principal amount of the August 2010 Short-Term Notes were converted into Units consisting of restricted shares of the Company’s common stock and three-year warrants to purchase restricted shares of the Company’s common stock at an exercise price of $2.50 per share.  Of the remaining balance of the August 2010 Short Term Notes; $105,000 of such amount was converted into a long-term note issued to Cato Holding Company, doing business as Cato BioVentures; and $175,000 of such amount was amended into a note bearing interest at 7% per annum, as described below.

In April 2011, the Company and the holder of a non-interest bearing, unsecured promissory note issued in August 2010 in the face amount of  $175,000 amended the note, whereby the Company paid $50,000 of the note balance in May 2011 and was to make four monthly payments of $5,000 between May 2011 and August 2011, an additional nine monthly payments of $11,125 per month for the period from September 1, 2011 through May 1, 2012, plus a final payment on May 2, 2012 equal to any remaining balance.  In September 2011, the Company and the holder agreed to modify the payment schedule to require payments of $5,000 per month through November 1, 2011, six monthly payments of $11,125 for the period from December 1, 2011 through May 1, 2012, an additional payment of $11,125 on May 2, 2012, plus a final payment on June 30, 2012 equal to any remaining balance.  For strategic purposes, the Company did not make the February 2012 and March 2012 payments as scheduled. In March 2012, the Company and the note holder again agreed to modify the payment schedule to require seven monthly payments of $9,171 beginning June 1, 2012 with the final payment due on December 1, 2012 to include interest accrued after March 2012.  The Company repaid the note and accrued interest in installments through March 2013.

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

On March 1, 2010, the Company issued a 10% promissory note with a principal balance of $75,000 to National Jewish Health in exchange for the cancellation of certain amounts payable for accrued royalties.  The principal balance plus all accrued and unpaid interest was initially due on or before December 31, 2010 (“March 2010 Note”). If the Company had completed an initial public offering of its stock prior to any installment dates, $25,000 of the remaining balance of the March 2010 Note would have been due on June 30, 2010, and any remaining principal balance and all accrued and unpaid interest would have been payable within 90 business days after the initial public offering was consummated.  On December 28, 2010, the Company amended the March 2010 Note and extended its maturity date to the first to occur of April 30, 2011 or 30 days following the closing of a financing with gross proceeds of $5,000,000 or more.  The Company has been in extended discussions with the holder of the March 2010 Note and expects the Note will be cancelled in favor of certain amounts payable to the Company equal to or greater than the outstanding balance of the Note.  At March 31, 2013, the Company has made no payments on the March 2010 Note.

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

9.  Capital Stock

Changes in Amounts of Capital Stock Authorized

At March 31, 2011 and prior to the Merger, Excaliber was authorized to issue up to 200,000,000 shares of common stock, $0.001 par value, and no shares of preferred stock.  Effective with the Merger, the Company was authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and no shares of preferred stock.  On October 28, 2011, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to amend its Articles of Incorporation to (1) reduce the number of shares of common stock the Company is authorized to issue from 400,000,000 shares to 200,000,000 shares; (2) authorize the Company to issue up to 10,000,000 shares of preferred stock; and (3) authorize the Company’s Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

Series A Preferred Stock

In December 2011, the Company’s Board of Directors authorized the creation of a series of up to 500,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred”).  Each restricted share of Series A Preferred is convertible at the option of the holder into ten restricted shares of the Company's common stock.  The Series A Preferred ranks prior to the common stock for purposes of liquidation preference.

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

Except with respect to transactions upon which the Series A Preferred shall be entitled to vote separately as a class, the Series A Preferred has no voting rights. The restricted common stock into which the Series A Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of the Company’s common stock.

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

At March 31, 2013, there were 500,000 restricted shares of Series A Preferred outstanding, all issued to Platinum under the terms of the Note and Warrant Exchange Agreement described in Note 8, Convertible Promissory Notes and Other Notes Payable, and the December 2011 Common Stock Exchange Agreement, described below.  Platinum’s exchange rights with respect to the Series A Preferred have been modified as described in the section entitled 2012 Exchange Agreement with Platinum and Deemed Dividend, below.

2011 Private Placement of Units

On May 11, 2011, and immediately preceding the closing of the Merger, VistaGen California sold 2,216,106 Units in a private placement for aggregate gross proceeds of $3,878,200, including $2,369,200 in cash, a $500,000 short-term note receivable due on September 6, 2011, cancellation of $840,000 of short-term notes maturing on April 30, 2011, a note cancellation premium of $94,500, and cancellation of $74,500 of accounts payable (the “2011 Private Placement”).  The Units were sold for $1.75 per Unit and consisted of one restricted share of common stock and a three-year warrant to purchase one-fourth (1/4) of one restricted share of common stock at an exercise price of $2.50 per share.  Warrants to purchase a total of 554,013 restricted shares of common stock were issued to the purchasers of the Units.  Concurrently, VistaGen California issued to its placement agent three-year warrants to purchase 114,284 restricted shares of its common stock at $2.50 per share, and agreed to pay $200,000 in placement agent fees, $150,000 of which amount was paid on May 11, 2011.

In October 2011, VistaGen restructured the terms of a $500,000 short term promissory note received from an investor in conjunction with the 2011 Private Placement.  The Company modified the note to extend the repayment term through September 1, 2012 and to increase the interest rate to 5% per annum. On November 8, 2012 the Company and the investor again amended the note to require payment of the outstanding balance of $256,000, reflecting unpaid principal and accrued interest, in twenty-four monthly payments of $11,000 beginning in December 2012 and continuing through November 2014, with a final payment of the remaining unpaid principal and interest due in December 2014.  The outstanding principal balance of the note receivable at March 31, 2013 is $209,100.

Conversion of Convertible Promissory Notes

On May 11, 2011, concurrent with the Merger, holders of certain promissory notes issued by VistaGen California from 2006 through 2010 converted their notes totaling aggregate principal and interest of $6,174,793 into 3,528,290 Units, at a price of $1.75 per Unit.  These Units were the same Units issued in connection with the 2011 Private Placement.

Conversion of Pre-Merger Preferred Stock

On May 11, 2011, concurrent with the Merger, all holders of VistaGen California's then-outstanding preferred stock converted all of their preferred shares into 2,884,655 restricted shares of VistaGen California common stock so that, at the completion of the Merger, VistaGen California had no shares of preferred stock outstanding.

Fall 2011 Follow-On Unit Offering

Beginning in October 2011, the Company initiated a follow-on private placement of Units.  These Units were essentially the same as the Units issued in connection with the 2011 Private Placement, namely, each Unit was priced at $1.75 and consisted of one restricted share of the Company’s common stock and a three-year warrant to purchase one-fourth (1/4) of one restricted share of the Company’s common stock at an exercise price of $2.50 per share.  The Company sold a total of 63,570 Units and received aggregate cash proceeds of $111,300.

Discounted Warrant Exercise Program

During the quarter ended December 31, 2011, certain warrant holders exercised warrants to purchase an aggregate of 3,121,259 restricted shares of the Company’s common stock at reduced exercise prices, including warrants to purchase 1,599,858 restricted shares of common stock exercised by Platinum under the terms of the Note and Warrant Exchange Agreement, as described in Note 8, Convertible Promissory Notes and Other Notes Payable.  The warrants exercised by Platinum were exercised at reduced prices ranging from $0.75 per share to $1.25 per share, resulting in proceeds of $1,719,800 which was applied to reduce the outstanding balance of the Platinum Note and accrued interest under the terms of the Note and Exchange Agreement.

Other investors and service providers exercised warrants to purchase an aggregate of 1,028,860 restricted shares of the Company’s common stock at reduced exercise prices ranging from $0.75 per share to $1.31 per share.  In conjunction with these exercises, the Company:

•	issued 965,734 restricted shares of its common stock and received cash proceeds of $1,106,100;
•
issued 29,426 restricted shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of outstanding indebtedness to such holders totaling an aggregate of $30,100; and

•
issued 33,700 restricted shares of its common stock to warrant holders who elected to exercise their warrants in lieu of payment by the Company in satisfaction of payment for services in the aggregate amount of $41,400 to be performed in the future by such holders.

Additionally, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with Cato Holding Company (“CHC”), CRL, and certain individual warrant holders affiliated with CHC and CRL (collectively, the “CHC Affiliates”) under the terms of which CHC and the CHC Affiliates exercised warrants to purchase an aggregate of 492,541 restricted shares of the Company’s common stock at reduced exercise prices ranging from $0.88 per share to $1.25 per share.  As a result of these warrant exercises, the Company received cash payments of $60,200 in connection with the exercise of warrants to purchase 68,417 restricted shares and, in lieu of cash payments for the remainder of the warrants to purchase 424,124 restricted shares, CHC and CRL agreed to the satisfaction of outstanding indebtedness to CRL in the amount of $245,300 and pre-payment for future services in the amount of $226,400.

The Company determined that the increase in the fair value of the warrants exercised as a result of the Discounted Warrant Exercise Program was $618,400, of which $287,300 is a component of the loss on debt extinguishment related to the conversion of the Platinum Note, as described in Note 8, Convertible Promissory Notes and Other Notes Payable, $101,200 is attributable to the modifications of the CHC  and CHC Affiliates warrants and reflected in research and development expense, and $229,800 is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications were valued at the inception of the Discounted Warrant Exercise Program using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$2.60	$2.60
Exercise price per share	$1.50 - $2.625	$0.75 - $1.31
Risk-free interest rate	0.18% - 0.45%	0.02%
Expected term in years	0.90 – 3.25	0.25
Volatility	65.7% - 82.8%	41.1%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.30	$1.50

With respect to use of the Black-Scholes Option Pricing Model for determining the fair value of warrants issued or modified, the Company employs the following in determining its valuation input assumptions.  The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the issuance or modification.  Because of its short history as a public company, the Company estimates volatility based on the historical volatilities of a peer group of public companies over the expected term of the warrants.  The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of issuance or modification for the term corresponding with the expected term of the warrant.  The expected dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

December 2011 Common Stock Exchange Agreement with Platinum

On December 22, 2011, the Company entered into a Common Stock Exchange Agreement (the "Exchange Agreement") with Platinum, pursuant to which Platinum converted 484,000 restricted shares of the Company’s common stock into 45,980 restricted shares of the then newly created Series A Preferred (the "Exchange").  Each restricted share of Series A Preferred issued to Platinum is convertible into ten restricted shares of the Company’s common stock.  In consideration for the Exchange, the Series A Preferred received by Platinum in connection with the Exchange is convertible into the equivalent of 0.95 restricted shares of common stock surrendered in connection with the Exchange.  The Company determined the fair value of the common stock subject to the Exchange to be $1.55 per share and has reflected the 484,000 restricted common shares as treasury stock on that basis in the accompanying Consolidated Balance Sheet at March 31, 2012 and 2013.

2012 Exchange Agreement with Platinum and Deemed Dividend

On June 29, 2012, the Company and Platinum entered into an Exchange Agreement (the “2012 Platinum Exchange Agreement”) pursuant to which the Company agreed to issue Platinum 62,945 restricted shares of Series A Preferred in exchange for 629,450 restricted shares of common stock then owned by Platinum, in consideration for Platinum’s agreement to purchase from the Company the July 2012 Platinum Note, as described in Note 8, Convertible Promissory Notes and Other Notes Payable. Under the terms of the 2012 Platinum Exchange Agreement, Platinum, at its option, could have exchanged all or a portion of its Series A Preferred for the securities issued in connection with a qualified financing, an equity or equity-based financing, or series of financing transactions resulting in gross proceeds to the Company of at least $3.0 million, based on the stated value of $15.00 per share of Series A Preferred.  The Company estimated the fair value of the Series A Preferred shares tendered to Platinum under the terms of the 2012 Platinum Exchange Agreement at $736,400 ($1.17 per share on a common share equivalent basis). Following the issuance of the Series A Preferred pursuant to the 2012 Platinum Exchange Agreement, Platinum owns all 500,000 authorized and outstanding restricted shares of the Company’s Series A Preferred, each share of which, in accordance with the certificate of designations, is convertible into ten shares of the Company’s common stock.  The common shares exchanged for shares of Series A Preferred are treated as treasury stock in the accompanying Consolidated Balance Sheet at March 31, 2013.

Pursuant to the October 2012 Agreement described in Note 8, Convertible Promissory Notes and Other Notes Payable, Platinum’s exchange rights in the Series A Preferred were modified such that Platinum now has the right and option to exchange 500,000 restricted shares of the Company’s Series A Preferred that it holds for (i) a total of 15,000,000 restricted shares of the Company’s common stock, and (ii) a five-year warrant to purchase 7,500,000 restricted shares of the Company’s common stock at an initial exercise price of $1.50 per share (the “Series A Exchange Warrant”).  The modification of the exchange ratio resulted in a deemed dividend of $7,125,000 to Platinum for accounting purposes, which has been reflected in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2013.  The amount of the deemed dividend was determined based on the value of the 10 million incremental shares to which Platinum is entitled pursuant to the October 2012 Agreement valued at the $0.75 per share quoted market price for the Company’s common stock on the date of the agreement, an aggregate of $7.5 million, adjusted for an expected 95% probability of exercise of the exchange rights by Platinum. The fair value of the Series A Exchange Warrant, determined to be $0.43 per share, or $3,228,700, on the date of the agreement using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.50; risk-free interest rate: 0.67%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%; and adjusted for an expected 95% probability of exercise of the exchange rights by Platinum, was recognized as a liability in the amount of $3,068,200 at the date of the October 2012 Agreement, with a corresponding charge to Additional paid-in capital in the accompanying Consolidated Balance Sheet.  The fair value of the Series A Exchange Warrant was treated as an additional component of the deemed dividend in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2013.

The fair value of the Series A Exchange Warrant was re-measured as of March 31, 2013 at $4,406,000 and the $1,337,800 increase in fair value since the date of the October 2012 Agreement was reflected in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended March 31, 2013.

2012 Private Placement of Units

Between September 2012 and March 2013, the Company sold 2,366,330 Units in a private placement to accredited investors and received cash proceeds of $1,133,200 and settled outstanding amounts payable for legal fees in lieu of cash payment for services in the amount of $50,000. The Units were sold for $0.50 per Unit and each Unit consisted of one restricted share of the Company’s common stock and a five year warrant to purchase one half (1/2) of one restricted share of the Company’s common stock at an exercise price of $1.50 per share.  In addition, in November 2012, pursuant to an Exchange Agreement, the holders of the February 2012 Notes exchanged the aggregate amount of $678,600 due under the terms of such notes for a total of 678,641 Units, consisting of 1,357,281 restricted shares of the Company's common stock and five-year warrants to purchase 678,641 restricted shares of the Company's common stock at an exercise price of $1.50 per share.  The gross cash proceeds from this private placement of Units satisfied the Additional Financing Requirement under the October 2012 Agreement with Platinum, as amended, described in Note 8, Convertible Promissory Notes and Other Notes Payable, entitling the Company to sell and requiring Platinum to purchase senior secured convertible promissory notes in the aggregate face amount of $1.0 million in February and March 2013.  In connection with the settlement of legal fees payable by issuing Units, the Company recorded a loss on extinguishment of debt of $30,800 based on the fair market value of the common shares and the warrant comprising the Unit on the effective date of the settlement.

Common Stock and Warrant Grants

On April 29, 2011, VistaGen  California issued 157,143 restricted shares of its common stock at a per share price of $1.75 as a prepayment for CRO services to be performed by Cato Research Ltd., a related party, during 2011.  The prepayment of $275,000 was recognized in research and development expense in the Consolidated Statement of Operations and Comprehensive Loss as the services were performed by Cato Research, Ltd. during the fiscal year ended March 31, 2012.

In December 2010, VistaGen California agreed to issue 700,000 restricted shares of its common stock, valued at $1.50 per share, related to its execution of the second amendment to its Sponsored Research Collaboration Agreement (“SRCA”) with UHN as described in Note 12, Licensing and Collaborative Agreements, and recorded $1,050,000 of research and development expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2011.  Such shares were issued in May 2011. In April 2011, VistaGen California agreed to issue to UHN an additional 100,000 restricted shares of its common stock valued at $1.75 per share in conjunction with its execution of the third amendment to the SRCA, as also described in Note 12, and recorded $175,000 of research and development expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.  Such shares were issued in May 2011.

On May 10, 2011, VistaGen California issued 75,000 restricted shares of common stock, valued at $1.75 per share, to a strategic consultant for services rendered and recorded $131,250 in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.

In January 2012, the Company issued an aggregate of 50,000 restricted shares of its common stock, valued at $3.15 per share, and three-year warrants to purchase an aggregate of 50,000 restricted shares of its common stock at an exercise price of $3.00 per share to two service providers as compensation for services.  The Company recorded $157,500 in general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended March 31, 2012 related to the restricted stock grants.  The Company valued the warrants at a fair value of $1.73 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $3.15; risk-free interest rate – 0.40%; volatility – 84.6%; contractual term – 3.00 years; dividend rate – 0%, and recorded $86,700 in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012 related to the warrant grants.

In February 2012, the Company granted four-year warrants to non-employee members of its Board of Directors and Scientific Advisory Board and to certain strategic consultants to purchase an aggregate of 280,000 restricted shares of its common stock at an exercise price of $3.00 per share.  The Company valued the warrants at a fair value of $1.71 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.75; risk-free interest rate – 0.63%; volatility – 90.0%; contractual term – 4.00 years; dividend rate – 0%, and recorded $179,200 in research and development expense and $298,600 in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.

In March 2012, the Company granted three-year warrants to purchase an aggregate of 100,000 restricted shares of its common stock at an exercise price of $3.00 per share to investors who had exercised warrants generating more than $100,000 in cash proceeds to the Company during the Discounted Warrant Exercise Program.  The Company valued the warrants at a fair value of $1.38 per share on the date of issuance using the Black-Scholes option pricing model and the following assumptions:  fair value of common stock - $2.79; risk-free interest rate – 0.54%; volatility – 79.5%; contractual term – 3.00 years; dividend rate – 0%, and recorded $138,100 in interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.

During March 2012, the Company issued 50,000 restricted shares of its common stock, valued at $2.79 per share, to a strategic consultant for services rendered and recorded $139,500 in general and administrative expense in expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.  The Company also issued 55,555 restricted shares of its common stock, valued at $2.79 per share, to University Health Network, a related party, in connection with the execution of License Agreement No. 2, and recorded $155,000 in research and development expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.  The Company also issued 8,000 restricted shares of its common stock, valued at $2.80 per share, in connection with the extension of the term of a promissory note, and recorded $22,400 in interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2012.

In April 2012, the Company entered into a contract for investor relations consulting services pursuant to which it granted three-year warrants to purchase 50,000 restricted shares of the Company’s common stock at an exercise price of $2.80 per share.  The Company valued the warrant at $69,200 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $2.74; exercise price per share: $2.80; risk-free interest rate: 0.50%; contractual term: 3 years; volatility: 79.09%; expected dividend rate: 0%.  The fair value of the warrant was initially recorded as a prepaid expense and was to be expensed over one year in accordance with the terms of the contract.  The contract and related warrant were cancelled in October 2012 and the remaining amount attributable to the fair value of the warrant was expensed.

In June 2012, the Company entered into a contract for investor relations and public company support services through December 31, 2012 pursuant to which it granted 280,000 restricted shares of its common stock valued at $238,000 based on the grant date quoted market price of $0.85 per share and warrants to purchase 100,000 restricted shares of its common stock at an exercise price of $3.00 per share through December 31, 2015.  The Company valued the warrant at $25,800 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.85; exercise price per share: $3.00; risk-free interest rate: 0.46%; contractual term: 3.53 years; volatility: 84.279%; expected dividend rate: 0%.  The fair value of the stock and the warrant was recorded as a prepaid expense and is being expensed over the approximately six-month term of the contract.

In June 2012, the Company entered into a contract for investor relations consulting services pursuant to which it granted 120,000 restricted shares of its common stock valued at $102,000 based on the grant date quoted market price of $0.85 per share.  The fair value of the stock was recorded as a prepaid expense and is being expensed over the approximately six-month term of the contract.

In August 2012, the Company modified an existing warrant and issued a new warrant to Morrison & Foerster as additional consideration for the Restructuring Agreement, as disclosed in Note 8, Convertible Promissory Notes and Other Notes Payable.  As described in Note 8, the Company has treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes, which discount is being amortized to interest expense using the effective interest rate method over the term of the Replacement Notes.

During August 2012, the Company issued 88,235 restricted shares of its common stock valued at a market price of $1.01 per share in settlement of a past-due obligation for business development consulting services in the amount of $25,000.  The Company charged the loss on the settlement to interest expense. As disclosed in Note 8, Convertible Promissory Notes and Other Notes Payable, in August 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 restricted shares of its common stock valued at $0.94 per share in settlement of its past due obligation for AV-101 clinical development services.

In February 2013, the Company entered into a contract for various strategic consulting services pursuant to which it granted a five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The Company valued the warrant at $11,200 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.79; exercise price per share: $1.50; risk-free interest rate: 0.84%; contractual term: 5 years; volatility: 87.14%; expected dividend rate: 0%, and expensed the fair value of the warrant during the fourth quarter of the fiscal year ended March 31, 2013.

On March 3, 2013, the Company granted ten-year warrants to purchase an aggregate of 3,000,000 restricted shares of the Company’s unregistered common stock at an exercise price of $0.64 per share to the independent members of its Board of Directors and certain of its officers.  The warrants become exercisable for 50% of the shares on April 1, 2013, 25% of the shares on April 1, 2014 and 25% of the shares on April 1, 2015, provided that the warrant will become fully vested upon a change in control of the Company, as defined, or the consummation by the Company and a third party of a license or sale transaction involving at least one new drug rescue variant.  The Company valued the warrants at $1,604,800 using the Black Scholes Option Pricing Model and the following assumptions:  market price per share: $0.64; exercise price per share: $0.64; risk-free interest rate: 1.86%; contractual term: 10 years; volatility: 84.73%; expected dividend rate: 0%.  The Company recognized stock compensation expense of $802,400 related to the grants in the fourth quarter of the fiscal year ended March 31, 2013.

Warrant Modifications

Between May and June 30, 2012, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase restricted shares of the Company’s common stock at reduced exercise prices.  The Company subsequently extended the offer through August 2012. Warrant holders exercised warrants to purchase an aggregate of 524,056 restricted shares of the Company’s common stock and the Company received cash proceeds of $262,000.  In addition, certain warrant holders exercised warrants to purchase 25,000 restricted shares of the Company’s common stock in lieu of payment by the Company in satisfaction of amounts due for services in the aggregate amount of $12,500.  For every three discounted warrant shares exercised by the warrant holders, the Company granted a three-year warrant to purchase one share of its common stock at an exercise price of $3.00 per share.

The Company calculated the fair value of the warrants exercised immediately before and after the May 18, 2012 Board of Directors approval of the modification offer, and on the exercise date for the exercises occurring after June 30, 2012, and determined that the increase in the fair value of the warrants exercised was $440,700, which is reflected in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended March 31, 2013.  The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$1.95	$1.95
Exercise price per share (weighted average)	$2.75	$0.50
Risk-free interest rate (weighted average)	0.29%	0.06%
Expected term in years (weighted average)	1.93	0.12
Volatility (weighted average)	78.0%	85.7%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.64	$1.45

In connection with the foregoing exercises, the Company issued three-year warrants to purchase 183,025 restricted shares of the Company’s common stock at an exercise price of $3.00 per share.  The Company valued these warrants at $35,900 using the Black Scholes Option Pricing Model and the following assumptions:  weighted average market price per share: $0.89; exercise price per share: $3.00; risk-free interest rate: 0.42%; contractual term: 3.0 years; volatility: 78.04%; expected dividend rate: 0%.  The fair value of the warrants was charged to interest expense.

In February 2013, the Company modified certain outstanding warrants to purchase an aggregate of 1,706,709 restricted shares of the Company’s common stock at exercise prices in excess of $1.50 per share to reduce the exercise price to $1.50 per share.  The Company determined that the increase in the fair value of the warrants exercised was $67,500, which is reflected in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended March 31, 2013.  The warrants subject to the exercise price modification were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$0.60	$0.60
Exercise price per share (weighted average)	$2.51	$1.50
Risk-free interest rate (weighted average)	0.21%	0.21%
Expected term in years (weighted average)	1.38	1.38
Volatility (weighted average)	80.8%	80.8%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.03	$0.07

Other Warrant Modifications

In December 2011, the Company entered into a consulting agreement with a strategic consultant for general and capital markets advisory services.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 384,184 restricted shares of its common stock.  The Company determined that the increase in the fair value of the modified warrants was $397,500, which is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$2.99	$2.99
Exercise price per share	$2.25 - $3.00	$1.125 - $1.50
Risk-free interest rate	0.02% - 0.29%	0.29%
Expected term in years	0.53 – 2.39	2.39
Volatility	69.4% – 81.0%	81.0%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.00	$2.03

In December 2011, the Company also entered into a consulting agreement with an individual for strategic consulting services.  As consideration for the services to be provided under this agreement, the Company modified the term and exercise price of certain previously-issued warrants to purchase an aggregate of 23,138 restricted shares of its common stock and will pay the consultant $1,000 per month for the period June 2012 through December 2012.  The Company determined that the increase in the fair value of the modified warrants was $13,100, which is reflected in general and administrative expense for the fiscal year ended March 31, 2012 in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  The warrants modified were valued using the Black-Scholes Option Pricing Model and using the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$3.05	$$3.05
Exercise price per share	$1.75 - $2.50	$$0.88 - $1.25
Risk-free interest rate	0.25% - 0.29%	0.29%
Expected term in years	2.00 – 2.36	2.36
Volatility	74.8% – 78.3%	78.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$1.69	$2.25

Warrants Outstanding

The following table summarizes outstanding warrants to purchase restricted shares of the Company’s common stock as of March 31, 2013 and 2012.  The weighted average exercise price of outstanding warrants at March 31, 2013 and 2012 was $1.26 and $2.16 per share, respectively.
		Shares Subject to Purchase
Exercise	Expiration	March 31,	March 31,
Price	Date	2013	2012
$0.64	3/3/2023	3,000,000	-
$0.88	5/11/2014	15,428	314,328
$1.00	9/15/2017 to 9/30/2017	3,053,573	1,500
$1.125	12/28/2012	-	97,679
$1.25	5/11/2014 to 12/31/2014	120,280	120,280
$1.50	12/31/2012 to 3/14/2018	7,460,816	375,000
$1.75	12/31/2013	349,235	643,184
$2.00	8/3/2013 to 9/15/2017	425,000	609,000
$2.50	5/11/2014	42,443	617,394
$2.625	12/31/2013	68,560	588,200
$2.75	2/28/2017	-	272,724
$3.00	5/11/2015 to 2/13/2016	125,000	430,000
$6.00	6/28/2012 to 12/31/2013	-	57,300
		14,660,335	4,126,589

Reserved Shares

At March 31, 2013, the Company has reserved shares of its common stock for future issuance as follows:

Upon exchange of all shares of Series A Preferred Stock currently issued and outstanding (1)	15,000,000

Warrant shares issuable to Platinum upon exercise of common stock warrant upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000

110% of shares issuable upon conversion of 10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including interest accrued through maturity (2)	9,747,422

Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	14,660,335
Issuable pursuant to accrued interest through maturity on outstanding promissory notes
issued to Morrison & Foerster, Cato Research Ltd., and University Health Network	1,196,427
15,856,762

Pursuant to stock incentive plans:
Subject to outstanding options under the 2008 and 1999 Stock Incentive Plans	4,912,604
Available for future grants	257,867
5,170,471

Upon sales of additional Units pursuant to the 2012 Private Placement of Units	15,414,583

Total	68,689,238

(1) assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

10.  Research and Development Expenses

The Company recorded research and development expenses of approximately $3.4 million and $5.4 million in the fiscal years ended March 31, 2013 and 2012, respectively. Research and development expense is composed primarily of employee compensation expenses, including stock–based compensation, and direct project expenses, including costs incurred by third-party research collaborators, some of which may be reimbursed under the terms of grant or collaboration agreements.

11.  Income Taxes

The provision for income taxes for the periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	Fiscal Years Ended March 31,
	2013	2012

Computed expected tax benefit	(34.0)%	(34.0)%
Losses not benefitted	34.0%	34.0%
Other	0.1%	0.1%

Income tax expense	0.1%	0.1%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$19,010	$16,191
Basis differences in fixed assets	9	13
Accruals and reserves	8	9

Total deferred tax assets	19,027	16,213

Valuation allowance	(19,027)	(16,213)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,814,000 and $2,991,000 during the fiscal years ended March 31, 2013 and 2012, respectively. When realized, deferred tax assets related to employee stock options will be credited to additional paid-in capital.

As of March 31, 2013, the Company had U.S. federal net operating loss carryforwards of $47.9 million, which will expire in fiscal years 2019 through 2033.  As of March 31, 2013, the Company had state net operating loss carryforwards of $34.8 million, which will expire in fiscal years 2013 through 2033.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. The Company has not performed a change in ownership analysis since its inception in 1998 and accordingly some or all of its net operating loss carryforwards may not be available to offset future taxable income, if any. Even if the loss carryforwards are available they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after March 31, 2013, that could result in the expiration of the loss carryforwards before they are utilized.

The Company files income tax returns in the U.S. federal and Canadian jurisdictions and California and Maryland state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 1999 through 2013 due to net operating losses that are being carried forward for tax purposes.

The Company does not have any uncertain tax positions or unrecognized tax benefits at March 31, 2013 and 2012. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

12.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and UHN entered into a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company elected to fund additional projects through April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company committed to making monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.  As disclosed in Note 8, Convertible Notes and Other Notes Payable, in October 2012, the Company issued to UHN a promissory note in the principal amount of $549,500 and a warrant to purchase 549,500 restricted shares of the Company’s common stock as payment in full for services rendered under the fourth amendment. Additionally, the Company and UHN entered into Amendment No. 5 to the SRCA establishing the sponsored research projects and the sponsored research budgets under the SRCA from October 1, 2012 to September 30, 2013, as well as a schedule of the Company’s sponsored research payments for such period totaling $309,000, including payments aggregating $150,000 applicable to services for the period from October 1, 2012 through March 31, 2013.

Concurrent with the execution of the fourth amendment to the SRCA, the Company and UHN entered into a License Agreement under the terms of which UHN granted the Company exclusive rights to the use of a novel molecule that can be employed in the identification and isolation of mature and immature human cardiomyocytes from pluripotent stem cells, as well as methods for the production of cardiomyocytes from pluripotent stem cells that express this marker.  In consideration for the grant of the license, the Company has agreed to make payments to UHN totaling $3.9 million, if, and when, it achieves certain commercial milestones set forth in the License Agreement, and to pay UHN royalties based on the receipt of revenue, if any, by the Company attributable to the licensed patents.

In March 2012, the Company and UHN entered into License Agreement No. 2 under the terms of which UHN granted the Company exclusive rights to the use of technology included in a new U.S. patent application to develop hematopoietic precursor stem cells from human pluripotent stem cells.  Hematopoietic precursor stem cells give rise to all red and white blood cells and platelets in the body. The Company plans to use the UHN invention to improve the cell culture methods utilized to efficiently produce hematopoietic stem cell populations. In consideration for the grant of the license, the Company issued to UHN 55,555 restricted shares of its common stock, valued at $155,000 in March 2012 and was obligated to make a cash payment of $25,000 in July 2012.  Under the terms of License Agreement No. 2, the Company has also agreed to make payments to UHN totaling $3.9 million, if, and when, it achieves certain milestones designated in License Agreement No. 2, and to pay UHN royalties based on the receipt of revenue, if any, by the Company attributable to the licensed patents.

U.S. National Institutes of Health

From 1998 through 2008, the U.S. National Institutes of Health ("NIH") awarded VistaGen California a total of $11.3 million in non-dilutive research and development grants, including $2.3 million to support research and development of its stem cell technology-based Human Clinical Trials in a Test Tube™ platform and, as described below, a total of $8.8 million for nonclinical and Phase 1 clinical development of AV-101 (also referred to in scientific literature as “4-Cl-KYN”).  AV-101, the Company’s small molecule drug candidate, has successfully completed Phase 1 clinical development.

During fiscal years 2006 through 2008, the NIH awarded VistaGen California a $4.2 million grant to support preclinical development of AV-101 for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases. In April 2009, the NIH awarded VistaGen California a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010. The Company recognized $0.2 million and $1.2 million of grant revenue related to AV-101 in the fiscal years ended March 31, 2013 and 2012, respectively.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. (“CRL”), a global contract research and development organization, or CRO, and an affiliate of one of the Company’s largest stockholders.  See Note 14, Related Party Transactions.  CRL has provided the Company with access to essential CRO services supporting its nonclinical and Phase 1 clinical development programs. The Company recorded research and development expenses of $703,800 and $1,461,300 in the fiscal years ended March 31, 2013 and 2012, respectively, for services provided by CRL.  As disclosed in Note 8, Convertible Notes and Other Notes Payable, in October 2012, the Company issued to CRL a promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock as payment in full for all contract research and development services and regulatory advice  rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and a five-year warrant to purchase 1,009,000 restricted shares of the Company’s common stock.

13.  Stock Option Plans and 401(k) Plan

The Company has the following share-based compensation plans.

2008 Stock Incentive Plan

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was adopted by the shareholders of VistaGen California on December 19, 2008 and assumed by the Company in connection with the Merger. The maximum number of shares of the Company’s common stock that may be granted pursuant to the 2008 Plan is 5,000,000 shares. The maximum number of shares that may be granted under the 2008 Plan is subject to adjustments for stock splits, stock dividends or other similar changes in the common stock or capital structure.

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the shareholders of VistaGen California on December 6, 1999 and assumed by the Company in connection with the Merger. The Company initially reserved 900,000 shares for the issuance of awards under the 1999 Plan. The 1999 Plan has terminated under its own terms and, as a result, no awards may currently be granted under the 1999 Plan. However, the unexpired options and awards that have already been granted pursuant to the 1999 Plan remain operative.

Scientific Advisory Board 1998 Stock Incentive Plan

The Company’s Scientific Advisory Board 1998 Stock Incentive Plan (the “SAB Plan”) was adopted by VistaGen California’s Board of Directors in July 1998. The VistaGen California Board of Directors authorized 25,000 shares of common stock for awards from the SAB Plan.  No awards have been granted from the SAB Plan since August 2001.  The SAB Plan expired in July 2008 and all of the options granted from the SAB Plan have either been exercised or expired during fiscal 2012.

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

During the first quarter of fiscal 2013, when the quoted market price of the Company’s common stock was $0.51, the Company granted options to purchase an aggregate of 155,000 shares of its common stock at an exercise price of $0.51 per share to certain of its employees, excluding the Company’s Chief Executive Officer and President and Chief Scientific Officer, and to certain scientific consultants. Options granted during the first quarter of fiscal 2013 have a contractual term of 10 years and vest over a period of 4 years.  During the third quarter of fiscal 2013, when the quoted market price of the Company’s common stock was $0.71 per share, the Company cancelled outstanding options to purchase an aggregate of 870,550 shares of its common stock at exercise prices between $1.13 per share and $2.58 per share held by certain employees, excluding the Company’s Chief Executive Officer and President and Chief Scientific Officer, and by certain consultants and granted those persons new options to purchase an aggregate of 920,550 shares at an exercise price of $0.75 per share. Options granted during the third quarter of fiscal 2013 have a contractual term of 10 years and options to purchase 604,699 shares were granted as immediately vested, with the remaining option shares vesting over a period of two years.  The cancellation and reissuance was accounted for as a modification of the options.  During fiscal year 2012, the Company granted options to purchase an aggregate of 1,020,000 shares of its common stock at exercise prices ranging from $1.75 per share to $2.99 per share to certain of its employees and scientific and business consultants, including members of the Company's Board of Directors and Scientific Advisory Board, and one of the Company’s officers exercised options to purchase 113,636 restricted shares of its common stock at an exercise price of $0.88 per share.  Including the impact of the modification of the option grants during fiscal 2013 described above, the Company recorded share-based compensation costs related to 2008 Plan option grants of $438,800 for the fiscal year ended March 31, 2013 compared with $1,591,300 for the fiscal year ended March 31, 2012.

The following table summarizes share-based compensation expense, including share-based expense related to the March 2013 grant of warrants to certain of the Company’s officers and to its independent directors as described in Note 9, Capital Stock, included in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2013 and 2012.

	Fiscal Years Ended March 31,
	2013	2012
Research and development expense:
related to stock option grants	$242,300	$477,400
related to warrant grants to officers and directors	267,500	-
	509,800	477,400
General and administrative expense:
related to stock option grants	196,600	1,113,900
related to warrant grants to officers and directors	534,900	-
	731,500	1,113,900
Total share-based compensation expense	$1,241,300	$1,591,300

The Company used the Black-Scholes option valuation model with the following assumptions to determine share-based compensation expense related to option grants during the fiscal years ended March 31, 2013 and 2012:

Fiscal Years Ended March 31,
	2013	2012

Exercise price	$0.51 and $0.75	$1.75 to $2.99
Market price on date of grant	$0.51 and $0.71	$1.75 to $2.99
Risk-free interest rate	0.895% to 1.74%	1.19% to 3.39%
Expected term (years)	6.25 to 10.0	6.25 to 10.0
Volatility	82.9% to 85.4%	78.9% to 91.3%
Expected dividend yield	0%	0%

Fair value per share at grant date	$0.36 to $0.59	$1.08 to $2.48

The expected term of options represents the period that the Company’s share-based compensation awards are expected to be outstanding. The Company has calculated the weighted-average expected term of the options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and No. 110 (“SAB No. 107 and 110”). The utilization of SAB No. 107 and 110 was based on the lack of relevant historical data due to the Company’s limited historical experience as a publicly traded company as well as the lack of liquidity resulting from the limited number of freely-tradable shares of its common stock.  Limited historical experience and lack of liquidity in its stock also resulted in the Company’s decision to utilize the historical volatilities of a peer group of public companies’ stock over the expected term of the option in determining its expected volatility assumptions.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company has not paid any dividends and does not anticipate paying dividends in the near future. The Company calculated the forfeiture rate based on an analysis of historical data, as it reasonably approximates the currently anticipated rate of forfeitures for granted and outstanding options that have not vested.

The following table summarizes activity for the fiscal years ended March 31, 2013 and 2012 under the Company’s stock option plans:

	Fiscal Years Ended March 31,
	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	4,805,771	$1.53	3,949,153	$1.42
Options granted	1,075,550	$0.72	1,020,000	$1.88
Options exercised	-	$-	(113,979)	$0.88
Options cancelled	(870,550)	$1.72	-	$-
Options forfeited	(29,167)	$1.75	(30,000)	$1.75
Options expired	(69,000)	$1.34	(19,403)	$0.80

Options outstanding at end of period	4,912,604	$1.32	4,805,771	$1.53
Options exercisable at end of period	4,227,436	$1.35	3,740,135	$1.45
Weighted average grant-date fair value of
options granted during the period		$0.52		$1.36

The following table summarizes information on stock options outstanding and exercisable under the Company’s option plans as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price
$0.51 - $0.72	267,540	7.05	$0.60	112,540	$0.72
$0.75	920,550	9.58	$0.75	670,494	$0.75
$0.80 - $1.13	455,776	3.83	$1.00	455,776	$1.00
$1.50	2,413,250	6.68	$1.50	2,413,250	$1.50
$1.65 - $1.925	695,833	5.99	$1.76	415,721	$1.74
$2.10 - $2.99	159,655	5.08	$2.16	159,655	$2.16

	4,912,604	6.83	$1.32	4,227,436	$1.35

At March 31, 2013, there were 257,867 shares of the Company’s common stock remaining available for grant under the 2008 Plan.  There were no option exercises during the year ended March 31, 2013. The Company received cash proceeds of $102,200 as a result of options exercised during the year ended March 31, 2012.

Aggregate intrinsic value is the sum of the amounts by which the fair value of the stock exceeded the exercise price (“in-the-money-options”). Based on the quoted market price of the Company’s common stock of $0.83 per share on March 31, 2013, the aggregate intrinsic value of outstanding options at that date was $165,000, of which $87,300 related to exercisable options.

As of March 31, 2013, there was approximately $743,000 of unrecognized compensation cost related to non-vested share-based compensation awards from the 2008 Plan, which is expected to be recognized through May 2016.

Stock Grants from 2008 Plan

As discussed in Note 8, Convertible Promissory Notes and Other Notes Payable, in April and May 2011, the Company issued an aggregate of 139,600 restricted shares of its common stock from the 2008 Plan to Desjardins and McCarthy as partial compensation for services performed by the two entities.  At the date of issuance, the shares were valued at $1.75 per share and the Company recorded $244,300 in general and administrative expense in connection with the issuances.

401(k) Plan

The Company, through a third-party agent, maintains a retirement and deferred savings plan for its employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The retirement and deferred savings plan provides that each participant may contribute a portion of his or her pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits the Company to make discretionary contributions, subject to established limits and a vesting schedule. To date, the Company has not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating employees.

14.  Related Party Transactions

Cato Holding Company (“CHC”), doing business as Cato BioVentures ("CBV"), the parent of CRL, is one of the Company’s largest institutional stockholders at March 31, 2013, holding common stock and warrants to purchase common stock. Prior to the May 11, 2011 conversion of certain of the Company’s outstanding promissory notes and the conversion of preferred stock into shares of common stock, CBV held various promissory notes and a majority of the Company's Series B-1 Preferred Stock.  Shawn Singh, the Company’s Chief Executive Officer and member of its Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. As described in Note 8, Convertible Promissory Notes and Other Notes Payable, in April 2011, CBV loaned the Company $352,273 under the terms of the 2011 CHC Note.  On October 10, 2012, the Company and CHC cancelled the 2011 CHC Note and exchanged it for a new unsecured promissory note in the principal amount of $310,443 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 restricted shares of the Company’s common stock at a price of $1.50 per share (the “CHC Warrant”).  Additionally, on October 10, 2012, the Company issued to CRL: (i) an unsecured promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, compounded monthly (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice  rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of the Company’s common stock.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of AV-101, under which the Company incurred expenses of $703,800 and $1,461,300 for the fiscal years ended March 31, 2013 and 2012, respectively, a substantial portion of which were reimbursed under the NIH grant.  Total interest expense on notes payable to CHC and CRL was $101,700 and $93,100 for the fiscal years ended March 31, 2013 and 2012, respectively, with the majority of amounts reported for periods prior to May 2011 having been converted to equity. On April 29, 2011, the Company issued 157,143 restricted shares of common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.  As described in Note 9, Capital Stock, in December 2011, the Company entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with CHC, CRL and the CHC affiliates pursuant to which CHC and the CHC Affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 restricted shares of the Company’s common stock and the Company received $60,200 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services to be received from CRL, which services had been fully received by March 31, 2012.

Prior to his April 2003 appointment as one of the Company’s officers (on a part-time basis) and as a director, the Company retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, the Company issued him warrants to purchase 55,898 restricted shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,400. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $36,000 (see Note 8, Convertible Promissory Notes and Other Notes Payable). Upon the approval by the Board of Directors, in December 2006, VistaGen California accepted a full-recourse promissory note in the amount of $103,400 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 restricted shares of the Company’s common stock. The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  On May 11, 2011, in connection with the Merger, the $128,200 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation. In accordance with his employment agreement, Mr. Singh is also entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012 and 2013, the Company had accrued $101,900 as an estimate of the gross-up amount, but had not yet paid that amount to Mr. Singh.

In March 2007, VistaGen California accepted a full recourse promissory note in the amount of $46,400 from A. Franklin Rice, its former Chief Financial Officer and a former director of the Company in exchange for his exercise of options to purchase 52,681 restricted shares of the Company’s common stock.  The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to the Company becoming subject to the requirements of the Exchange Act.  On May 11, 2011, in connection with the Merger, the $57,000 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.  In accordance with his employment agreement, Mr. Rice is entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012 and 2013, the Company had accrued $33,900 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.

Prior to the Merger, VistaGen California engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 restricted shares of the Company’s common stock, of which he has exercised warrants to purchase 18,568 restricted shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,000.  On May 11, 2011, the $14,400 balance of the note and related accrued interest plus a note cancellation premium of $5,100 was converted to 11,142 restricted shares of the Company’s common stock and a three-year warrant to purchase 2,784 restricted shares of common stock at an exercise price of $2.50 per share.  In lieu of payment from the Company, in December 2011, Mr. Saxe exercised the warrant as a part of the Discounted Warrant Exercise Program at an exercise price of $1.25 per share in satisfaction of amounts owed to him in conjunction with his service as a member of the Board of Directors.

15.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the Company’s consolidated financial position, results of operations or its cash flows.

The Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of the Company’s directors or executive officers to the fullest extent permitted by California law. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  The Company has a director and officer insurance policy which limits the Company's exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2013 or 2012.

In the normal course of business, the Company provides indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others.  Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of the Company's product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to the Company's product candidates.  The terms of these indemnification agreements are generally perpetual.  The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company maintains liability insurance coverage that limits its exposure.  The Company believes the fair value of these indemnification agreements is minimal.  Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2013 or 2012.

Leases

As of March 31, 2013 and 2012, the following assets are under capital lease obligations and included in property and equipment:

	March 31,
	2013	2012

Leased laboratory and computer equipment	$133,200	$139,700
Accumulated amortization	(114,900)	(119,200)

	$18,300	$20,500

Amortization expense for assets recorded under capital leases is included in depreciation expense.  Future minimum payments, by year and in the aggregate, required under capital leases are as follows:

Equipment
Fiscal Years Ending March 31,	Capital Leases

2014	$8,600
2015	4,300
2016	1,200
2017	1,200
2018	100
Future minimum lease payments	15,400

Less imputed interest included in minimum lease payments	(1,700)

Present value of minimum lease payments	13,700

Less current portion	(7,600)

Non-current capital lease obligation	$6,100

At March 31, 2013, future minimum payments under operating leases relate to the Company’s facility lease in South San Francisco, California through June 30, 2013 and total $45,000 for the fiscal year ended March 31, 2014.  See Note 16, Subsequent Events.  Total facility rent expense incurred by the Company for the fiscal years ended March 31, 2013 and 2012 was $179,000 and $166,000, respectively.

Long-Term Debt Repayment

At March 31, 2013, future minimum principal payments related to long-term debt were as follows:

Fiscal Years Ending March 31,	Amount
2014	$684,200
2015	609,800
2016	541,700
2017	185,800
2018	18,000
Thereafter through October 2023	71,600

$2,111,100

16.  Subsequent Events

The Company has evaluated subsequent events through July 12, 2013 and has identified the following material events and transactions that occurred after March 31, 2013.

Autilion AG Securities Purchase Agreement

On April 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  On April 12, 2013, Autilion assigned the Purchase Agreement to its affiliate, Bergamo Acquisition Corp. PTE LTD, a corporation organized and existing under the laws of Singapore (“Bergamo Singapore”). On April 30, 2013, the Company and Bergamo Singapore amended the Purchase Agreement (“Amendment No. 1”) to modify the investment dates.  On June 27, 2013, the Company, Autilion and Bergamo Singapore further amended the Agreement to vacate Autilion’s April 2013 assignment of the Purchase Agreement to Bergamo Singapore, provide for an initial closing under the Purchase Agreement, and amend certain of the investment dates under the Purchase Agreement (“Amendment No. 2”, and together with the Agreement and Amendment No. 1, the “Amended Agreement”). Under the terms of the Amended Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of tranches between June 27, 2013 and September 30, 2013 (cumulatively, the “Autilion Financing”).  The Amended Agreement also provides for the election to the Company’s Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  The Company has completed a nominal initial closing of the Autilion Financing.

The Company and Autilion also entered into a Voting Agreement, pursuant to which Autilion has agreed to vote all shares of capital stock of the Company held by Autilion consistent with the recommendation of a majority of the members of the Company’s Board of Directors.  In addition, in the event of a Change in Control of the Company, as defined in the Voting Agreement, or an extraordinary transaction outside of the ordinary course of the Company’s business, in each case approved by a majority of the Company’s Board of Directors, including Autilion's designee, as well as by the holders of a majority of the outstanding shares of Common Stock held by stockholders unaffiliated with Autilion (an “Approved Transaction”), Autilion is required to vote all shares of capital stock of the Company held by it for such Approved Transaction.

Modification of Warrants held by Platinum

Effective on May 24, 2013, the Company and Platinum entered into an Amendment and Waiver pursuant to which the Company agreed to reduce the exercise price of the Exchange Warrant and the Investment Warrants issued to Platinum in October 2012 and February 2013 and March 2013 (collectively, the “Warrants”) from $1.50 per share to $0.50 per share in consideration for Platinum’s agreement to waive its rights for any increase in the number of shares of common stock issuable under the adjustment provisions of the Exchange Warrant and the Investment Warrants that would otherwise occur from (i) the Company’s sale of shares of its common stock at a price of $0.50 per share in connection with the Bergamo Financing; (ii) the March 2013 grant of warrants to certain of the Company’s officers and independent directors to purchase an aggregate of 3.0 million restricted shares of common stock at an exercise price of $0.64 per share; and (iii) the Company’s issuance of restricted shares of its common stock resulting in gross proceeds not to exceed $1.5 million in connection with the exercise by warrant holders, by no later than June 30, 2013, of previously outstanding warrants for which the Company may reduce the exercise price to not less than $0.50 per share.

Facility Lease

On April 24, 2013, the Company entered into a four-year facility lease for approximately 10,900 square feet of laboratory and headquarters office space in South San Francisco, California beginning July 1, 2013.  Future minimum payments under the lease are as follows:

Fiscal Years Ending March 31,	Amount
2014	$121,100
2015	$252,000
2016	$265,100
2017	$278,200
2018	$70,400

Warrant Modifications

During June and July 2013, the Company offered certain warrant holders the opportunity to exercise their warrants to purchase restricted shares of the Company’s common stock at an exercise price reduced from $1.50 per share to $0.50 per share.  Through the date of this report, warrant holders exercised warrants to purchase an aggregate of 399,106 restricted shares of the Company’s common stock and the Company received cash proceeds of $191,200 and settled accounts payable for professional services in the amount of $8,300 in lieu of cash payment by the Company.

17. Supplemental Financial Information

Quarterly Results of Operations (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2013.  This information represents the activity of VistaGen California for the pre-Merger portion of the first quarter of fiscal 2012 and the consolidated activity of VistaGen California and the Company from May 11, 2011 (the date of the Merger) through March 31, 2013. A total of 1,569,000 shares of common stock, representing the 784,500 shares held by stockholders of Excaliber immediately prior to the Merger and effected for the post-Merger two-for-one (2:1) stock split described in Note 1, Description of Business, have been retroactively reflected as outstanding for the entire fiscal year ended March 31, 2012 for purposes of determining basic and diluted loss per common share below.

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

Unaudited Quarterly Results of Operations
(in thousands, except share and per share amounts)

	Three Months Ended				Total Fiscal Year 2013
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013

Revenues:
Grant revenue	$200	$—	$—	$—	$200
Total revenues	200	—	—	—	200
Operating expenses:
Research and development	866	1,106	1,120	339	3,431
General and administrative	1,055	576	799	1,132	3,562
Total operating expenses	1,921	1,682	1,919	1,471	6,993
Loss from operations	(1,721)	(1,682)	(1,919)	(1,471)	(6,793)
Other expenses, net:
Interest expense, net	(103)	(274)	(235)	(309)	(921)
Change in put and note extension option and warrant liabilities	—	—	358	(1,994)	(1,636)
Loss on early extinguishment of debt	—	—	(3,537)	(31)	(3,568)
Other income	—	—	-	35	35
Loss before income taxes	(1,824)	(1,956)	(5,333)	(3,770)	(12,883)
Income taxes	(2)	—	(2)	—	(4)
Net loss	(1,826)	(1,956)	(5,335)	(3,770)	(12,887)
Deemed dividend on Series A Preferred Stock	-		(10,193)		(10,193)
Net loss attributable to common stockholders	$(1,826)	$(1,956)	$(15,528)	$(3,770)	$(23,080)
Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.85)	$(0.19)	$(1.27)
Weighted average shares used in computing basic and diluted net loss per common share	16,842,655	17,094,833	18,292,301	20,236,491	18,108,444

Note:  reflects adjustment to amount of deemed dividend on Series A Preferred Stock in the quarter ended December 31, 2012.

	Three Months Ended				Total Fiscal Year 2012
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Revenues:
Grant revenue	$555	$316	$2	$469	$1,342
Total revenues	555	316	2	469	1,342
Operating expenses:
Research and development	1,028	(1,227)	1,306	1,828	5,389
General and administrative	1,127	894	1,548	1,428	4,997
Total operating expenses	2,155	2,121	2,854	3,256	10,386
Loss from operations	(1,600)	(1,805)	(2,852)	(2,787)	(9,044)
Other expenses, net:
Interest expense, net	(731)	(451)	(455)	(256)	(1,893)
Change in put and note extension option and warrant liabilities	(78)	—	—	—	(78)
Loss on early extinguishment of debt	-	—	(1,193)	—	(1,193)
Loss before income taxes	(2,409)	(2,256)	(4,500)	(3,043)	(12,208)
Income taxes	(2)	—	—	—	(2)
Net loss	$(2,411)	$(2,256)	$(4,500)	$(3,043)	$(12,210)
Basic and diluted net loss per common share	$-0.22	$-0.15	$-0.28	$-0.18	$-0.83
Weighted average shares used in computing basic and diluted net loss per common share	11,105,854	15,241,904	16,035,861	16,542,717	14,736,651

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

OUM was VistaGen California’s auditor prior to the Merger. As such, OUM audited VistaGen California’s financial statements as of March 31, 2010 and 2009, and for the four years in the period ended March 31, 2011, and for the period from May 26, 1998 (inception) through March 31, 2011, which are included in the Company’s Current Report on Form 8-K filed on May 16, 2011, and as subsequently amended, and provided advice to VistaGen with respect to accounting, auditing, and financial reporting issues related to the Merger.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using the COSO criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended March 31, 2013 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors Officers and Corporate Governance.

Our senior management is composed of individuals with significant management experience.  The following table sets forth specific information regarding our executive officers and directors as of June 1, 2013:

Name	Age	Position
Shawn K. Singh, J.D.	50	Chief Executive Officer and Director
H. Ralph Snodgrass, Ph.D.	63	President, Chief Scientific Officer and Director
Jerrold D. Dotson	59	Chief Financial Officer
Jon S. Saxe, J.D.	76	Director
Brian J. Underdown, PhD.	72	Director

Mr. Gregory A. Bonfiglio served as a member of VistaGen California’s Board of Directors beginning in February 2007 and as a member of our Board from shortly following the Merger through January 6, 2013, when he resigned to pursue his venture capital duties on a full-time basis.  The following is a brief summary of the background of each of our current executive officers and directors, including their principal occupation during the five preceding years. All directors serve until their successors are elected and qualified.

Shawn K. Singh, J.D. has over 20 years of experience working with biotechnology, medical device and pharmaceutical companies, both private and public. Mr. Singh became VistaGen California’s Chief Executive Officer in August 2009; he joined VistaGen California’s Board of Directors in 2000.  Upon completion of the Merger in May 2011, Mr. Singh also became Chief Executive Officer and a director of the Company.  Mr. Singh served on VistaGen California’s management team on a part-time basis from late-2003, following VistaGen California’s acquisition of Artemis Neuroscience, of which he was President, to August 2009. From February 2001 to August 2009, Mr. Singh served as Managing Principal of Cato BioVentures, a life science venture capital firm, and as Chief Business Officer and General Counsel of Cato Research, a global contract research organization affiliated with Cato BioVentures. Mr. Singh served as President (part-time) of Echo Therapeutics (Nasdaq: ECTE), from September 2007 to June 2009, and as a director of the company through December 2012, and as Chief Executive Officer (part-time) of Hemodynamic Therapeutics from November 2004 to August 2009. From November 2000 to February 2001, Mr. Singh served as Managing Director of Start-Up Law, a management consulting firm serving early-stage biotechnology companies. Mr. Singh served as Chief Business Officer of SciClone Pharmaceuticals (Nasdaq: SCLN) from November 1993 to November 2000 and as a corporate finance associate of Morrison & Foerster LLP, an international law firm, from May 1991 to November 1993. Mr. Singh also currently serves as a member of the Board of Directors of Armour Therapeutics, a privately-held company focused on prostate cancer.  Mr. Singh is a member of the State Bar of California.

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

H. Ralph Snodgrass, Ph.D. co-founded VistaGen California in 1998 with Dr. Gordon Keller, and served continuously as VistaGen California’s President, Chief Executive Officer and Director until August 2009, when he became President and Chief Scientific Officer. Upon completion of the Merger in May 2011, Dr. Snodgrass became our President and Chief Scientific Officer. Dr. Snodgrass became a director of the Company in June 2011, shortly following the Merger.  Prior to founding VistaGen California, Dr. Snodgrass was a key member of the executive management team which lead Progenitor, Inc., a biotechnology company focused on developmental biology, through its initial public offering, and was its Chief Scientific Officer from June 1994 to May 1998, and its Executive Director from July 1993 to May 1994. He received his Ph.D. in immunology from the University of Pennsylvania, and has more than 20 years of experience in senior biotechnology management and over 10 years research experience as a professor at the Lineberger Comprehensive Cancer Center, University of North Carolina Chapel Hill School of Medicine, and as a member of the Institute for Immunology, Basel, Switzerland. Dr. Snodgrass is a past Board Member of the Emerging Company Section of the Biotechnology Industry Organization (BIO), and past member of the International Society Stem Cell Research Industry Committee. Dr. Snodgrass has published more than 80 scientific papers, is the inventor on more than 17 patents and a number of patent applications, is, or has been, the principal investigator on U.S. federal and private foundation sponsored research grants with budgets totaling more than $14.5 million and is recognized as an expert in stem cell biology with more than 20 years’ experience in the uses of stem cells as biological tools for drug discovery and development.

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

Jerrold D. Dotson, CPA has served as VistaGen’s Chief Financial Officer since September 2011; he became a VistaGen employee in September 2012.  Prior to joining VistaGen on a consulting basis in September 2011, Mr. Dotson served as Corporate Controller for Discovery Foods Company, a privately held Asian frozen foods company from January 2009 to September 2011.  From February 2007 through September 2008, Mr. Dotson served as Vice President, Finance and Administration (principal financial and accounting officer) for Calypte Biomedical Corporation (OTCBB: CBMC), a public biotechnology company.  Mr. Dotson served as Calypte’s Corporate Secretary from 2001 through September 2008.  He also served as Calypte’s Director of Finance from January 2000 through July 2005 and was a financial consultant to Calypte from August 2005 through January 2007.  Prior to joining Calypte, from 1988 through 1999, Mr. Dotson worked in various financial management positions, including Chief Financial Officer, for California & Hawaiian Sugar Company, a privately held company.  Mr. Dotson is licensed as a CPA in California and received his BS degree in Business Administration with a concentration in accounting from Abilene Christian College.

Jon S. Saxe, J.D. served as the Chairman of VistaGen California’s Board of Directors from 2000 until the Merger. He also served as the Chairman of VistaGen California’s Audit Committee. Upon completion of the Merger, Mr. Saxe became a director and Chairman of the Company and retained his role as Chairman of the Audit Committee.  He is the retired President and was a director of PDL BioPharma. From 1989 to 1993, he was President, Chief Executive Officer and a director of Synergen, Inc. (acquired by Amgen). Mr. Saxe served as Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from 1984 through 1989, and Head of Patent Law from 1978 through 1989. Mr. Saxe currently is a director of SciClone Pharmaceuticals, Inc. (Nasdaq: SCLN) and Durect Corporation (Nasdaq: DRRX), and private biotechnology, medical device and pharmaceutical companies.  Mr. Saxe also has served as a director of other biotechnology and pharmaceutical companies, including ID Biomedical (acquired by GlaxoSmithKline), Sciele Pharmaceuticals, Inc. (acquired by Shionogi), Amalyte (acquired by Kemin Industries), Cell Pathways (acquired by OSI Pharmaceuticals), and other companies, both public and private. Mr. Saxe has a B.S.Ch.E. from Carnegie-Mellon University, a J.D. degree from George Washington University and an LL.M. degree from New York University.

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

Brian J. Underdown, Ph.D. joined VistaGen California’s Board of Directors in November 2009 and became a director of the Company shortly following the completion of the Merger, in June 2011.  Since September 1997, Dr. Underdown  is a Managing Director of Lumira Capital Corp., having started in the venture capital industry in 1997 with MDS Capital Corporation (MDSCC). His investment focus has been on therapeutics in both new and established companies in both Canada and the United States. Prior to joining MDSCC, Dr. Underdown held a number of senior management positions in the biopharmaceutical industry and at universities. Dr. Underdown has served on the Board of a number of biologics companies including: ID Biomedical (acquired by GSK), Trillium Therapeutics (merged with Stem Cell Therapeutics), and Ception Therapeutics (acquired by Cephalon/Teva).  Dr. Underdown’s current board positions include: Argos Therapeutics, Ontario Genomics Institute (Chair) and the McMaster Innovation Park.  He has served on a number of Boards and advisory bodies of government sponsored research organizations including CANVAC, the Canadian National Centre of Excellence in Vaccines and Allergen, the Canadian National Centre of Excellence in Allergy and Asthma. Dr. Underdown obtained his Ph.D. in immunology from McGill University and undertook post-doctoral studies at Washington University School of Medicine.

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

Each of our executive officers is elected by, and serves at the discretion of, the Board of Directors. Each of our executive officers devotes his full time to our affairs.

Family Relationships

We are not aware of any family relationships between any of our directors or officers.

Board Composition and Committees

Our Board of Directors is currently composed of four members, Jon S. Saxe, Chairman, Shawn K. Singh, H. Ralph Snodgrass, Ph.D., and Brian J. Underdown, Ph.D.  All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We currently have standing Audit, Compensation and Corporate Governance and Nominating Committees.

Audit Committee

The Audit Committee was established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements. In meeting this objective, the Audit Committee evaluates the performance of and assesses the qualifications and independence of our independent registered public accounting firm. The Committee also approves the engagement of our independent registered public accounting firm and determines whether to retain or terminate their services or to appoint and engage a new independent registered public accounting firm. The Committee reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services and confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting.  The Committee reviews the financial statements to be included in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q and discusses with management and our independent registered public accounting firm the results of the annual audit. Currently, our three independent directors (as independence is currently defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Mr. Saxe (Chairman)  and Dr. Underdown comprise the Audit Committee. The Audit Committee is governed by a written charter. Our Board of Directors has made a determination that Mr. Saxe is an audit committee financial expert.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee of the Board is primarily responsible for identifying, and recommending candidates to serve as directors (consistent with criteria approved by the Board), recommending to the Board candidates for election and reelection to the Board, making recommendations to the Board regarding the size and composition of the Board and its committees; assessing the performance of the Board and its committees and overseeing compliance with our corporate governance guidelines.  Dr. Underdown (Chairman), and Mr. Saxe currently comprise the Corporate Governance and Nominating Committee.  All current members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee is governed by a written charter.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board of Directors met four times and acted by unanimous written consent ten times during the fiscal year ended March 31, 2013.  Our Audit Committee met four times and our Compensation Committee requested action by the entire Board of Directors for grants of options and warrants and the modification of certain options on three occasions during the same period.  No director serving during fiscal 2013 attended fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board upon which such director served.

We do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, but directors are encouraged to attend. We did not hold an annual meeting of stockholders during our fiscal year ended March 31, 2013.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission.  The Reporting Persons are also required by SEC rules to furnish us with copies of all reports that they file pursuant to Section 16(a).  Except as described below, we believe that during our fiscal year ended March 31, 2013, all of the Reporting Persons complied with all applicable reporting requirements.

On March 3, 2013, Mr. Saxe was granted a warrant to purchase 150,000 restricted shares of our common stock at an exercise price of $0.64 per share, but did not report this acquisition of derivative securities until March 6, 2013.

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

The Compensation Committee makes decisions regarding salaries, annual bonuses, if any, and equity incentive compensation for our executive officers, approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and our other executive officers. The Compensation Committee solicits input from our Chief Executive Officer regarding the performance of our other executive officers. Finally, the Compensation Committee also administers our incentive compensation and benefit plans.

Although we have no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, we have established a pay mix for our officers with a relatively equal balance of both, providing a competitive salary with a significant portion of compensation awarded on both corporate and personal performance.

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

Annual Bonus

The Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our corporate-wide goals. The amount of the cash bonus depends on the level of achievement of the individual performance goals, with a target bonus generally set as a percentage of base salary and based on the achievement of pre-determined milestones.  To conserve our cash resources, our management team did not seek, and our  Compensation Committee did not award, cash bonuses to executive officers during fiscal 2012 or 2013.

Long-Term Equity Incentives

The Compensation Committee believes that to attract and retain management, key employees and non-management directors the compensation paid to these persons should include, in addition to base salary and potential annual cash incentives, equity based compensation that is competitive with peer companies.  The Compensation Committee determines the amount and terms of equity based compensation granted under our stock option plans.

Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the Named Executive Officers (“NEOs”) for all services rendered in all capacities to us for the fiscal years ended March 31, 2013 and March 31, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option and Warrant Awards (4) ($)		All Other Compensation ($)		Total ($)

Shawn K. Singh, J.D. (1)	2013	201,646	-	802,411	(5)	-		1,004,057
Chief Executive Officer	2012	292,268	-	108,056	(7)	230,104	(8)	630,428

H. Ralph Snodgrass, Ph.D. (2)	2013	203,086	-	534,941	(5)	-		738,027
President, Chief Scientific Officer	2012	249,428	-	105,618	(7)	100,000	(9)	455,046

Jerrold D. Dotson (3)	2013	97,269	-	134,316	(6)	62,333	(10)	293,918
Chief Financial Officer	2012	-	-	108,535	(7)	71,293	(10)	179,828

(1)
Mr. Singh became VistaGen California’s Chief Executive Officer on August 20, 2009 and the Company’s   Chief Executive Officer in May 2011, in connection with the Merger.  In our fiscal years ended March 31, 2013 and 2012, Mr. Singh’s annual base cash salary, excluding potential cash bonus amounts, pursuant to his January 2010 employment agreement was contractually set at $347,500. However, to conserve cash for our operations during our fiscal years ended March 31, 2013 and 2012, Mr. Singh voluntarily reduced his base cash salary in each of such fiscal years to the amounts indicated.  In addition, pursuant to his employment agreement, Mr. Singh is eligible to receive an annual incentive bonus of up to fifty percent (50%) of his base cash salary.  However to conserve cash for our operations during our fiscal years ended March 31, 2013 and 2012, Mr. Singh voluntarily refrained from receiving any cash bonus from the Company.

(2)
Through August 20, 2009, Dr. Snodgrass served as VistaGen California’s President and Chief Executive Officer, at which time he became its President and Chief Scientific Officer.  He became the Company’s President and Chief Scientific Officer in May 2011, in connection with the Merger.  In our fiscal years ended March 31, 2013 and 2012, Dr. Snodgrass’ annual base cash salary, excluding potential cash bonus amounts, pursuant to his January 2010 employment agreement was contractually set at $305,000.  However, to conserve cash for our operations during our fiscal years ended March 31, 2013 and 2012, Dr. Snodgrass voluntarily reduced his base cash salary in each of such fiscal years to the amounts indicated.  In addition, pursuant to his employment agreement, Dr. Snodgrass is eligible to receive an annual incentive bonus of up to fifty percent (50%) of his base cash salary.  However to conserve cash for our operations during our fiscal years ended March 31, 2013 and 2012, Dr. Snodgrass voluntarily refrained from receiving any cash bonus from the Company.

(3)	Mr. Dotson served as Chief Financial Officer on a part-time contract basis from September 19, 2011 through August 2012, at which time he became our employee.
(4)
The amounts in the Option and Warrant Awards column represent only the aggregate grant date fair value of options or warrants to purchase restricted shares of our common stock awarded to Mr. Singh, Dr. Snodgrass and Mr. Dotson during the fiscal year presented computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation ("ASC 718”). The amounts in this column do not represent any cash payments actually received by Mr. Singh, Dr. Snodgrass or Mr. Dotson with respect to any of such options or warrants to purchase restricted shares of our common stock awarded to them during the periods presented. To date, Mr. Singh, Dr. Snodgrass and Mr. Dotson have not exercised such options or warrants to purchase common stock, and there can be no assurance that any of them will ever realize any of the ASC 718 grant date fair value amounts presented in the Option and Warrant Awards column.

(5)	We used the Black Scholes Option Pricing Model and the following assumptions for determining the grant date fair value of the warrants to purchase shares of our common stock granted during the fiscal year ended March 31, 2013:

Market price per share	$0.64
Exercise price per share	$0.64
Risk-free interest rate	1.86%
Expected Term (years)	10.0
Volatility	84.73%
Dividend rate	0.0%

Grant date fair value per share	$0.53

(6)
In October 2012, the Company modified the stock option award granted to Mr. Dotson in September 2011 to reduce the exercise price of the option from $2.58 per share to $0.75 per share and granted him a new stock option to purchase an additional 50,000 restricted shares of our common stock. We used the Black Scholes Option Pricing Model and the following assumptions to determine incremental fair value of the modified option and the grant date fair value of $0.51 per share for the new option: market price per share: $0.71; exercise price per share: $0.75; risk-free interest rate: 1.00%; expected term: 6.25 years; volatility 85.35%; dividend rate: 0%. The figure reported includes (i) the grant date fair value of the warrant granted to Mr. Dotson, determined in accordance with the assumptions described in note 5 above, $106,988; (ii) the fair value of the new option, $25,385; and (iii) the incremental fair value resulting from the modification of the September 2011 stock option grant, $1,943.

(7)	We used the Black Scholes Option Pricing Model and the following assumptions for determining the grant date fair value of the options to purchase shares of our common stock granted during the fiscal year ended March 31, 2012:

	Singh	Snodgrass	Dotson
Market price per share	$1.58	$1.58	$2.58
Exercise price per share	$1.75	$1.925	$2.58
Risk-free interest rate	2.43%	2.43%	1.97%
Expected Term (years)	6.25	6.25	10.0
Volatility	78.9%	78.9%	85.7%
Dividend rate	0.0%	0.0%	0.0%

Grant date fair value per share	$1.08	$1.06	$2.17

(8)
In December 2006, VistaGen California accepted a full-recourse promissory note in the amount of $103,411 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 restricted shares of VistaGen California’s common stock. On May 11, 2011, in connection with the Merger, the $128,168 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's 2010 employment agreement and was treated as additional compensation. In accordance with his employment agreement, Mr. Singh is entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012 and 2013, the Company had accrued $101,936 as an estimate of the gross-up amount payable to Mr. Singh, but had not yet paid such amount to Mr. Singh.

(9)
In December 2011, Dr. Snodgrass received a non-cash compensation award of $100,000 enabling his cashless exercise of previously granted options to purchase 113,636 restricted shares of our common stock at an exercise price of $0.88 per share.

(10)
Amounts shown represent cash compensation paid to Mr. Dotson under the terms of the consulting agreement between the Company and Mr. Dotson for the periods April 2012 through August 2012 and September 2011 through March 2012, respectively.

None of the NEOs is entitled to perquisites or other personal benefits which, in the aggregate, are worth over $50,000 or over 10% of their base salary.

Benefit Plans

401(k) Plan

We maintain, through a registered agent, a retirement and deferred savings plan for our officers and employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The retirement and deferred savings plan provides that each participant may contribute a portion of his or her pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits us to make discretionary contributions subject to established limits and a vesting schedule.  To date, we have not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating employees.

Options and Warrants Granted to NEOs

The following table provides information regarding each compensation-related unexercised stock option and warrant to purchase restricted shares of our common stock held by each of the NEOs as of March 31, 2013.

	Stock Options
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable		Option Exercise Price ($)	Option Expiration Date

Shawn K. Singh, J.D.	20,000	-		0.80	12/21/2016
	40,000	-		0.72	5/17/2017
	20,000	-		2.10	1/17/2018
	20,000	-		2.10	1/17/2018
	60,000	-		1.13	3/24/2019
	22,500	-		1.13	6/17/2019
	1,000,000	-		1.50	11/4/2019
	425,000	-		1.50	12/30/2019
	47,916	52,084		1.75	4/25/2021
	-	1,500,000	(1)	0.64	3/3/2023
Total:	1,655,416	1,552,084

H. Ralph Snodgrass, Ph.D.	50,000	-		1.13	3/24/2014
	25,000	-		1.13	6/17/2014
	150,000	-		1.65	11/4/2014
	6,362	-		0.88	12/20/2016
	250,000	-		1.50	12/30/2019
	47,916	52,084		1.925	4/25/2021
	-	1,000,000	(1)	0.64	3/3/2023
Total:	529,278	1,052,084

Jerrold D. Dotson	31,533	68,447		0.75	10/30/2022
	-	200,000	(1)	0.64	3/3/2023
Total:	31,353	268,447

(1)
Represents warrant to purchase restricted shares of our common stock granted on March 3, 2013 at the market price of our common stock on the grant date.   The warrant becomes exercisable for 50% of the shares on April 1, 2013, 25% of the shares on April 1, 2014 and 25% of the shares on April 1, 2015, provided that the warrant will become fully vested upon a change in control of the Company, as defined, or upon the consummation by the Company and a third party of a license or sale transaction involving at least one new drug rescue variant.

Employment Agreements

Mr. Singh and Dr. Snodgrass have entered into employment agreements with us that were effective during the fiscal years ended March 31, 2012 and 2013.

Singh Agreement

Mr. Singh entered into an employment agreement with VistaGen California, dated as of April 28, 2010, as amended on May 9, 2011, (the “Singh Agreement”), which we have assumed. Under the Singh Agreement, Mr. Singh’s base salary is $347,500 per year. However, in our fiscal years ended March 31, 2013 and 2012, Mr. Singh voluntarily reduced his annual base salary to $201,646 and $292,268, respectively, to conserve cash for our operations.   Mr. Singh is eligible to receive an annual incentive bonus of up to 50% of his base salary. Payment of his annual incentive bonus is at the discretion of the Compensation Committee of our Board of Directors. In the event we terminate Mr. Singh’s employment without cause, he is entitled to receive severance in an amount equal to:

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

In addition, the Singh Agreement provides that all of our outstanding stock option agreements with Mr. Singh will provide for:

•	acceleration of vesting of 50% of his then unvested options, if any, pursuant to each such stock option agreement in the event we terminate Mr. Singh’s employment without cause; and

•
full acceleration of vesting of all of his remaining unvested shares, if any, pursuant to each such stock option agreement in the event that we terminate Mr. Singh’s employment without cause within twelve months of a “change of control” (as defined below under “-Change of Control Provisions”).

Finally, pursuant to the Singh Agreement, the principal and accrued interest owed by Mr. Singh pursuant to that certain full recourse promissory note, dated December 21, 2006, was forgiven and cancelled by VistaGen on May 11, 2011. Within twelve months thereafter, Mr. Singh is entitled to receive a tax gross-up cash bonus in an amount equal to his U.S. and California income tax liability related to the forgiveness and cancellation of his note. At March 31, 2013 and 2012, we had accrued $101,936 as an estimate of the gross-up amount payable to Mr. Singh, but had not yet paid that amount to Mr. Singh. See Notes 8 and 14 to our Consolidated Financial Statements which are included in Item 8 of this report.

Snodgrass Agreement

Dr. Snodgrass entered into an employment agreement with VistaGen California, dated as of April 28, 2010, as amended on May 9, 2011, (the “Snodgrass Agreement”), which we have assumed. Under the Snodgrass Agreement, Dr. Snodgrass’s base salary is $305,000 per year.  However, in our fiscal years ended March 31, 2013 and 2012, Dr. Snodgrass voluntarily reduced his annual salary to $203,086 and $249,428, respectively, to conserve cash for our operations. Dr. Snodgrass is eligible to receive an annual incentive bonus of up to 50% of his base salary. Payment of his annual incentive bonus is at the discretion of the Board of Directors. In the event we terminate Dr. Snodgrass’s employment without cause, he is entitled to receive severance in an amount equal to

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

In addition, the Snodgrass Agreement provides that all of our outstanding stock option agreements with Dr. Snodgrass will be amended to provide for:

•	acceleration of vesting of 50% of his then unvested options, if any, pursuant to each such stock option agreement in the event we terminate Dr. Snodgrass’s employment without cause; and

•
full acceleration of vesting of all of his remaining unvested shares, if any, pursuant to each such stock option agreement in the event that we terminate Dr. Snodgrass’s employment without cause within twelve months of a “change of control” (as defined below under “ Change of Control Provisions”).

Change of Control Provisions

Pursuant to each of their respective employment agreements, Dr. Snodgrass is entitled to severance if he terminates his employment at any time for “good reason” (as defined below), while Mr. Singh is entitled to severance if he terminates his employment for good reason only after a change of control.  Under their respective agreements, “good reason” means any of the following events if the event is effected by VistaGen without the executive’s consent (subject to VistaGen’s right to cure):

•	a material reduction in the executive’s responsibility; or

•	a material reduction in the executive’s base salary following the Merger except for reductions that are comparable to reductions generally applicable to similarly situated executives of VistaGen.

Furthermore, pursuant to their respective employment agreements and their stock option award agreements, in the event we terminate the executive without cause within twelve months following a change of control, the executive’s remaining unvested shares become fully vested and exercisable. Upon a change of control in which the successor corporation does not assume the executive’s stock options, the stock options granted to the executive under the 1999 Plan become fully vested and exercisable.

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

In the event that, following termination of employment, amounts are payable to an executive pursuant to his employment agreement, the executive’s eligibility for severance is conditioned on the executive having first signed a release agreement.

Pursuant to their respective employment agreements, the estimated amount that could be paid by VistaGen assuming that a change of control occurred on the last business day of VistaGen’s current fiscal year is $347,500 for Mr. Singh and $305,000 for Dr. Snodgrass, excluding the imputed value of accelerated vesting of their stock options or the warrants to purchase restricted shares of our common stock granted in March 2013.

DIRECTOR COMPENSATION

We do not have a formal compensation plan for our non-employee directors.  Our informal plan prescribes that the Chairman of our Board of Directors, who is an independent director, has, since October 1, 2011, earned $2,500 per quarter.  Our other independent directors have earned $2,000 per quarter since that date.  Beginning in July 2011, the Chairman of our Audit Committee and each independent director who serves as a member of our Audit Committee have also earned $1,000 quarterly.  In addition, from time to time, our independent directors may receive non-qualified stock option, warrants or other equity-based awards.  With the exception of Mr. Bonfiglio, who was paid $12,000 for his service as an independent director and a member of our Audit Committee for the period of January 2012 through December 2012 following his resignation from the Board in January 2013, we did not pay our independent directors during our 2013 fiscal year.

The following table sets forth a summary of the compensation earned by our non-employee directors in our fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash (1) ($)	Option and Warrant Awards (2) ($)	Other Compensation ($)	Total ($)

Jon S. Saxe (3)	14,000	80,241	-	94,241
Gregory A. Bonfiglio, J.D. (4)	9,000	-	-	9,000
Brian J. Underdown, Ph.D. (5)	12,000	80,241	-	92,241

(1)
With the exception of the amount shown for Mr. Bonfiglio, the amounts shown represent fees earned for service on our Board of Directors and Audit Committee during the fiscal year which we have accrued but have not paid to the director at March 31, 2013.

(2)
The amounts in this column represent the grant date fair value of a warrant to purchase 150,000 restricted shares of our common stock granted to each of our current independent directors on March 3, 2013, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards  Codification Topic 718, Compensation – Stock Compensation  ("ASC 718”). We used the Black Scholes Option Pricing Model and the assumptions identified in footnote 5 to the Summary Compensation Table earlier in this Item 11 to determine the $0.53 per share grant date fair value of the warrant awards.  The amounts in this column, therefore, do not represent cash payments actually received by Mr. Saxe or Dr. Underdown with respect to the warrants awarded during the fiscal year.  To date, Mr. Saxe and Dr. Underdown have not exercised such warrants, and there can be no assurance that either of them will ever realize any of the ASC 718 grant date fair value amounts presented.

(3)
Mr. Saxe has served as the Chairman of our Board of Directors and the Chairman of our Audit Committee throughout our fiscal year ended March 31, 2013.  At March 31, 2013, Mr. Saxe holds: (i) 37,492 restricted shares of our common stock; (ii) options to purchase 264,750 restricted shares of our common stock, of which options to purchase 238,708 restricted shares are vested; and (iii) warrants to purchase 200,000 restricted shares of our common stock, of which 50,000 are exercisable.

(4)
Mr. Bonfiglio served as a member of our Board of Directors and a member of our Audit Committee until his resignation on January 6, 2013.  At March 31, 2013, Mr. Bonfiglio owned vested options to purchase 175,833 restricted shares of our common stock, all of which expired on April 6, 2013 as a result of his resignation from the Board of Directors to pursue his venture capital duties on a full-time basis. Mr. Bonfiglio also holds a currently exercisable warrant to purchase 50,000 restricted shares of our common stock.

(5)
Dr. Underdown has served as a member of our Board of Directors and a member of our Audit Committee throughout our fiscal year ended March 31, 2013.  At March 31, 2013, Dr. Underdown holds: (i) options to purchase 185,000 restricted shares of our common stock, of which options to purchase 158,958 restricted shares are vested; and (ii) warrants to purchase 200,000 restricted shares of our common stock, of which 50,000 are exercisable.

Director Independence

Our securities are not currently listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ OMX, and the SEC.

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

Jon S. Saxe and Brian J. Underdown, Ph.D. each qualify as an independent director under the qualification standards noted above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Common Stock as of July 12, 2013 by the following individuals or entities: (i) each stockholder known to us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) the Chief Executive Officer, any person serving as Chief Financial Officer during our fiscal year ended March 31, 2013, and the two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as an executive officer as of March 31, 2013 (collectively, the “Named Executive Officers”); (iii) each director; and (iv) current executive officers and directors, as a group.

Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and includes voting and investment power with respect to the shares. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire currently or within 60 days after July 12, 2013 through the exercise of any stock options or other rights, including upon the exercise of warrants to purchase shares of common stock and the conversion of preferred stock into common stock. Such shares are deemed outstanding for computing the percentage ownership of the person holding such options or rights, but are not deemed outstanding for computing the percentage ownership of any other person. As of July 12, 2013, there were 21,265,967 shares of our common stock issued and outstanding.

Unless otherwise indicated in the footnotes below, we believe that the individuals and entities named in the table have sole voting and investment powers with respect to all shares shown as beneficially owned by them.

Name and Address	Number of Shares (1)	Percent of Class

Shawn K. Singh, JD (2)	2,834,059	11.91%
Chief Executive Officer and Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

H. Ralph Snodgrass, Ph.D. (3)	2,244,163	10.06%
President, Chief Scientific Officer and Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Jerrold D. Dotson (4)	159,418	*
Principal Financial and Accounting Officer
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Jon S. Saxe (5)	406,408	1.88%
Chairman of the Board of Directors
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Brian J. Underdown, Ph.D. (6)	289,166	1.34%
Director
384 Oyster Point Blvd., No. 8
South San Francisco, CA 94080

Cato BioVentures (7)	4,625,690	20.49%
4364 South Alston Avenue
Durham, NC 27713

Platinum Long Term Growth Fund VII, LLC (8)	929,412	4.37%
152 W 57 St 54th Floor
New York, NY 10019

Morrison & Foerster LLP (9)	2,090,256	9.03%
555 Market Street
San Francisco, CA 94105

University Health Network (10)	1,717,251	7.86%
101 College St. Ste. 150
Toronto ON, Canada M5G 1L7

All Officers and Directors as a Group	5,933,214	23.13%
(7 persons) (11)

* Less than one percent (1%)

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4, and Schedule 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 21,265,967 shares of common stock outstanding on July 12, 2013.

(2)
Includes options to purchase 1,665,833 restricted shares of common stock exercisable within 60 days of July 12, 2013 and currently exercisable warrants to purchase 866,052 restricted shares of common stock.

(3)
Includes options to purchase 539,695 restricted shares of common stock exercisable within 60 days of July 12, 2013 and currently exercisable warrants to purchase 500,000 restricted shares of common stock.

(4)
Includes options to purchase 59,418 restricted shares of common stock exercisable within 60 days of July 12, 2013, including options to purchase 9,853 restricted shares of common stock held by Mr. Dotson’s wife, and currently exercisable warrants to purchase 100,000 restricted shares of common stock.

(5)
Includes options to purchase 243,916 restricted shares of common stock exercisable within 60 days of July 12, 2013 and currently exercisable warrants to purchase 125,000 restricted shares of common stock.

(6)
Includes options to purchase 164,166 restricted shares of common stock exercisable within 60 days of July 12, 2013 and currently exercisable warrants to purchase 125,000 restricted shares of common stock.

(7)
Based upon information contained in Form 4 filed on January 9, 2012.  Includes currently exercisable warrants to purchase 1,314,854 restricted shares of common stock.  Dr. Allen E. Cato, Ph.D., M.D. is deemed to have voting and investment authority over the shares held by Cato Holding Company.

(8)
Based upon information contained in Schedule 13G/A filed on February 15, 2013 reporting transactions through December 31, 2012, updated for transactions with Platinum occurring thereafter through July 12, 2013. The number of shares beneficially owned at July 12, 2013 includes 929,412 restricted shares of common stock owned by Platinum.

The number of shares beneficially owned excludes 15,000,000 restricted shares of common stock and a warrant to purchase 7,500,000 restricted shares of common stock that may currently be acquired by Platinum upon exchange of 500,000 restricted shares of our Series A Preferred Stock.  Pursuant to that October 11, 2012 Note Exchange and Purchase Agreement by and between the Company and Platinum, there is a limitation on exchange such that the number of shares of common stock that may be acquired by Platinum upon exchange of the Series A Preferred Stock is limited to the extent necessary to ensure that, following such exchange, the total number of shares of common stock then beneficially owned by Platinum does not exceed 9.99% of the total number of our issued and outstanding shares of common stock without providing us with 61 days’ prior notice thereof.

Further, the number of shares beneficially owned also excludes 10,243,639 restricted shares of Common Stock that may be acquired by Platinum upon conversion of various Senior Secured Convertible Promissory Notes in the aggregate face amount of $3,272,577 (the “Convertible Notes”) plus accrued but unpaid interest or exercise of various common stock purchase warrants to purchase an aggregate of 3,272,577 restricted shares of common stock.  Pursuant to the terms of the respective Convertible Notes and common stock purchase warrant agreements, there is a limitation on conversion of the Convertible Notes and exercise of the warrants such that the number of shares of common stock that Platinum may acquire upon such conversion or exercise is limited to the extent necessary to ensure that, following such conversion or exercise, the total number of shares of common stock then beneficially owned by Platinum does not exceed 4.99% or 9.99% of the total number of issued and outstanding shares of our common stock without providing us with 61 days’ prior notice thereof.

(9)	Includes currently exercisable warrants to purchase 1,890,256 restricted shares of common stock.

(10)	Includes currently exercisable warrants to purchase 579,196 restricted shares of common stock.

(11)
Includes options to purchase an aggregate of 2,673,028 restricted shares of common stock exercisable within 60 days of July 12, 2013, and currently exercisable warrants to purchase an aggregate of 1,716,052 restricted shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Grants

As of March 31, 2013, options to purchase a total of 4,912,604 restricted shares of our common stock are outstanding at a weighted average exercise price of $1.32 per share, of which 4,227,436 options are vested and exercisable at a weighted average exercise price of $1.35 per share and 685,168 are unvested and unexercisable at a weighted average exercise price of $1.12 per share. These options were issued under our 2008 Plan, which has been approved by our stockholders, and under our 1999 Plan, which has now expired, but was not approved by our stockholders.  An additional 257,867 shares remain available for future equity grants under our 2008 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,442,133	$1.33	257,687
Equity compensation plans not approved by security holders	470,471	1.21	--
Total	4,912,604	$1.32	257,687

1999 Stock Incentive Plan

VistaGen California’s Board of Directors adopted the 1999 Plan on December 6, 1999.  The 1999 Plan has terminated under its own terms, and as a result, no awards may currently be granted under the 1999 Plan. However, the options and awards that have already been granted pursuant to the 1999 Plan remain operative.

The 1999 Plan permitted VistaGen California to make grants of incentive stock options, non-qualified stock options and restricted stock awards. VistaGen California initially reserved 450,000 shares of its common stock for the issuance of awards under the 1999 Plan, which number was subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that were forfeited or cancelled from awards under the 1999 Plan also were available for future awards.

The 1999 Plan could be administered by either VistaGen California’s Board of Directors or a committee designated by its Board of Directors. VistaGen California’s Board of Directors designated its Compensation Committee as the committee with full power and authority to select the participants to whom awards were granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 1999 Plan. All directors, executive officers, and certain other key persons (including employees, consultants and advisors) of VistaGen California were eligible to participate in the 1999 Plan.

The exercise price of incentive stock options awarded under the 1999 Plan could not be less than the fair market value of the common stock on the date of the option grant and could not be less than 110% of the fair market value of the common stock to persons owning stock representing more than 10% of the voting power of all classes of our stock. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the common stock. The term of each option granted under the 1999 Plan could not exceed ten years (or five years, in the case of an incentive stock option granted to a 10% shareholder) from the date of grant. VistaGen California’s Compensation Committee determined at what time or times each option might be exercised (provided that in no event could it exceed ten years from the date of grant) and, subject to the provisions of the 1999 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options could be exercised.

The 1999 Plan also permitted the issuance of restricted stock awards.  Restricted stock awards issued by VistaGen California were shares of common stock that vest in accordance with terms and conditions established by VistaGen California’s Compensation Committee. The Compensation Committee could impose conditions to vesting that it determined to be appropriate. Shares of restricted stock that did not vest were subject to our right of repurchase or forfeiture. VistaGen California’s Compensation Committee determined the number of shares of restricted stock granted to any employee. Our 1999 Plan also gave VistaGen California’s Compensation Committee discretion to grant stock awards free of any restrictions.

Unless the Compensation Committee provided otherwise, the 1999 Plan did not generally allow for the transfer of incentive stock options and other awards and only the recipient of an award could exercise an award during his or her lifetime. Non-qualified stock options were transferable only to the extent provided in the award agreement, in a manner consistent with the applicable law, and by will and by the laws of descent and distribution. In the event of a change in control of the Company, as defined in the 1999 Plan, the outstanding options will automatically vest unless our Board of Directors and the Board of Directors of the surviving or acquiring entity make appropriate provisions for the continuation or assumption of any outstanding awards under the 1999 Plan.

As of March 31, 2013, we have options outstanding under the 1999 Plan to purchase an aggregate of 470,471 restricted shares of our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Cato Holding Company (“CHC”), doing business as Cato BioVentures ("CBV"), the parent of Cato Research Ltd. (“CRL”), is one of our largest institutional stockholders at March 31, 2013, holding common stock and warrants to purchase common stock. Prior to the May 11, 2011 conversion of certain of VistaGen California’s outstanding promissory notes and the conversion of VistaGen California’s preferred stock into shares of our common stock, CBV held various promissory notes and a majority of VistaGen California’s Series B-1 Preferred Stock.  Shawn Singh, our Chief Executive Officer and member of our Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. In April 2011, CBV loaned VistaGen California $352,273 under the terms of a promissory note (the “2011 CHC Note”).  On October 10, 2012, we agreed with CHC to cancel the 2011 CHC Note and exchange it for a new unsecured promissory note in the principal amount of $310,443 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 shares of our common stock at a price of $1.50 per share (the “CHC Warrant”).  Additionally, on October 10, 2012, we issued to CRL: (i) an unsecured promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, compounded monthly (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice  rendered by CRL to us and our affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of our common stock.

During fiscal year 2007, VistaGen California entered into a contract research organization arrangement with CRL related to the development of AV-101, under which we Company incurred expenses of $703,800 and $1,461,300 for the fiscal years ended March 31, 2013 and 2012, respectively, a substantial portion of which were reimbursed under the NIH grant.  Total interest expense on notes payable to CHC and CRL was $101,700 and $93,100 for the fiscal years ended March 31, 2013 and 2012, respectively, with the majority of amounts reported for periods prior to May 2011 having been converted to equity. On April 29, 2011, VistaGen California issued 157,143 restricted shares of common stock, valued at $1.75 per share, as prepayment for research and development services to be performed by CRL during 2011.  In December 2011, we entered into an Agreement Regarding Payment of Invoices and Warrant Exercises with CHC, CRL and certain CHC affiliates pursuant to which CHC and the CHC Affiliates exercised warrants at discounted exercise prices to purchase an aggregate of 492,541 restricted shares of our common stock and we received $60,200 cash, and, in lieu of cash payment for certain of the warrant exercises, settled outstanding liabilities of $245,300 for past services received from CRL and prepaid $226,400 for future services to be received from CRL, which services had been fully received by March 31, 2012.

Prior to his appointment as one of VistaGen California’s officers (on a part-time basis) and directors, in April 2003, VistaGen California retained Mr. Singh as a consultant to provide legal and other consulting services. During the course of the consultancy, as payment for his services, VistaGen California issued him warrants to purchase 55,898 restricted shares of common stock at $0.80 per share and a 7% promissory note in the principal amount of $26,400. On May 11, 2011, and concurrent with the Merger, the Company paid the outstanding balance of principal and accrued interest totaling $36,000.  Upon the approval by the Board of Directors, in December 2006, VistaGen California accepted a full-recourse promissory note in the amount of $103,400 from Mr. Singh in payment of the exercise price for options and warrants to purchase an aggregate of 126,389 shares of VistaGen California’s common stock. The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) December 1, 2016 or (ii) ten days prior to the Company becoming subject to the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  On May 11, 2011, in connection with the Merger, the $128,200 outstanding balance of the principal and accrued interest on this note was cancelled in accordance with Mr. Singh's employment agreement and recorded as additional compensation. In accordance with his employment agreement, Mr. Singh is also entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012 and 2013, the Company had accrued $101,900 as an estimate of the gross-up amount payable to Mr. Singh, but had not yet paid it to Mr. Singh.

In March 2007, VistaGen California accepted a full recourse promissory note in the amount of $46,360 from Franklin Rice, its former Chief Financial Officer and a former director of VistaGen California in exchange for his exercise of options to purchase 52,681 restricted shares of VistaGen California’s common stock.  The note accrued interest at a rate of 4.90% per annum and was due and payable no later than the earlier of (i) March 1, 2017 or (ii) ten days prior to VistaGen California becoming subject to the requirements of the Exchange Act.  On May 11, 2011, in connection with the Merger, the $57,000 outstanding balance of principal and accrued interest on this note was cancelled in accordance with Mr. Rice's employment agreement and recorded as additional compensation.  In accordance with his employment agreement, Mr. Rice is entitled to an income tax gross-up on the compensation related to the note cancellation.  At March 31, 2012 and 2013, we had accrued $33,900 as an estimate of the gross-up amount, but had not paid it to Mr. Rice.

VistaGen California previously engaged Jon A. Saxe, a current director, separately from his duties as a director, as a management consultant from July 1, 2000 through June 30, 2010 to provide strategic and other business advisory services. As payment for consulting services rendered through June 30, 2010, Mr. Saxe has been issued warrants and non-qualified options to purchase an aggregate of 250,815 shares of the Company’s common stock, of which he has exercised warrants to purchase for 18,568 shares.  Additionally, Mr. Saxe was issued a 7% promissory note in the amount of $8,000.  On May 11, 2011, the $14,400 balance of the note and related accrued interest plus a note cancellation premium of $5,100 was converted to 11,142 shares of the Company’s common stock and a three-year warrant to purchase 2,784 shares of common stock at an exercise price of $2.50 per share.  In lieu of cash payment from the Company, in December 2011, Mr. Saxe exercised the warrant as a part of the Discounted Warrant Exercise Program at an exercise price of $1.25 per share in satisfaction for amounts owed to him in conjunction with his service as a member of the Board of Directors.

Director Independence

Our securities are not currently listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ OMX, and the SEC.

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

Jon S. Saxe and Brian J. Underdown each qualify as an independent director in accordance with the qualification standards noted above.

Item 14.  Principal Accounting Fees and Services.

Fees and Services

OUM & Co. LLP (“OUM”) served as our independent registered public accounting firm for the fiscal years ended March 31, 2013 and March 31, 2012.  Information provided below includes fees for professional services provided to us by OUM for the fiscal years ended March 31, 2013 and 2012.

	Fiscal Years Ended March 31,
	2013	2012

Audit fees	$167,500	$152,500
Audit-related fees	-	-
Tax fees	18,747	15,000
All other fees	-	-

Total fees	$186,247	$167,500

Audit Fees:

Audit fees include fees billed for the annual audit of the Company’s financial statements and quarterly reviews for the fiscal years ended March 31, 2013 and 2012, and for services normally provided by OUM in connection with routine statutory and regulatory filings or engagements.

Audit-Related Fees:

Audit- related fees includes fees billed for assurance and related services that are reasonably related to the performance of the annual audit or reviews of the Company’s financial statements and are not reported under “Audit Fees.”  During the fiscal years ended March 31, 2013 or 2012, no such fees were billed by OUM.

Tax Fees:

Tax fees include fees for professional services for tax compliance, tax advice and tax planning for the tax years ended March 31, 2013 and 2012.

All Other Fees:

All other fees include fees for products and services other than those described above.  During the fiscal years ended March 31, 2013 and 2012, no such fees were billed by OUM.

Pre-Approval of Audit and Non-Audit Services

All auditing services and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee.  OUM did not provide any audit-related or other services in fiscal 2013 and 2012. The pre-approval of non-audit services to be provided by OUM includes making a determination that the provision of the services is compatible with maintaining the independence of OUM as an independent registered public accounting firm and would be approved in accordance with SEC rules for maintaining auditor independence. None of the fees outlined above were approved using the “de minimis exception” under SEC rules.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management and OUM & Co. LLP (“OUM”), our independent registered public accounting firm, the audited consolidated financial statements in the VistaGen Therapeutics, Inc. Annual Report on Form 10-K for the year ended March 31, 2013. The Audit Committee has also discussed with OUM those matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standard, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T.

OUM also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2013.

Respectfully Submitted by:

MEMBERS OF THE AUDIT COMMITTEE
Jon S. Saxe, Audit Committee Chairman
Brian J. Underdown
Dated: July 17, 2013

The information contained above under the caption “Report of the Audit Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into such filing.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 57.

(a)(2) Consolidated Financial Statement Schedules

Consolidated financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

 Exhibit Index

Exhibit No.	Description*
2.1 *	Agreement and Plan of Merger by and among Excaliber Enterprises, Ltd., VistaGen Therapeutics, Inc. and Excaliber Merger Subsidiary, Inc.
3.1 *	Articles of Incorporation in effect as of May 11, 2011.
3.2	Articles of Merger filed with the Nevada Secretary of State on May 24, 2011.
3.3	Certificate of Amendment filed with the Nevada Secretary of State on December 6, 2011.
3.4 *	Bylaws in effect.as of May 11, 2011, incorporated by reference from the document filed as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed on May 16, 2011.
3.5	Certificate of Designations Series A Preferred, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 22, 2011.
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

10.53
Form of Convertible Note and Warrant Purchase Agreement, dated as of February 28, 2012, by and between VistaGen Therapeutics, Inc. and certain investors, incorporated by reference from the Current Report on Form 8-K/A filed on March 2, 2012.

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

10.57
License Agreement No. 2, dated as of March 19, 2012 between University Health Network and VistaGen Therapeutics, Inc. , incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.58
Exchange Agreement dated as of June 29, 2012 between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc., incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.59
Secured Convertible Promissory Note, Dated as of July 2, 2012, issued to Platinum Long Term Growth VII, LLC., incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.60
Security Agreement between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc., dated as of July 2, 2012, incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.61
Secured Convertible Promissory Note, Dated as of August 30, 2012, issued to Platinum Long Term Growth VII, LLC., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.62
Amendment to Security Agreement between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc.as of August 30, 2012, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.63
Unsecured Promissory Note in the face amount of $1,000,000 issued to Morrison & Foerster LLP on August 31, 2012 (Replacement Note A), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.64
Unsecured Promissory Note in the face amount of $1,379,376 issued to Morrison & Foerster LLP on August 31, 2012 (Replacement Note B), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.65
Stock Purchase Warrant issued to Morrison & Foerster LLP on August 31, 2012 to purchase 1,379,376 shares of the Company’s common stock (New Morrison & Foerster Warrant), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.66
Warrant to Purchase Common Stock issued to Morrison & Foerster LLP on August 31, 2012 to purchase 425,000 shares of the Company’s common stock (Amended Morrison & Foerster Warrant), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.67
Note Exchange and Purchase Agreement dated as of October 11, 2012 by and between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.68
Form of Senior Secured Convertible Promissory Note issued to Platinum Long Term Growth VII, LLP under the Note Exchange and Purchase Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.69
Form of Warrant to Purchase Shares of Common Stock issued to Platinum Long Term Growth VII, LLP under the Note Exchange and Purchase Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.70
Amended and Restated Security Agreement as of October 11, 2012 between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.71
Intellectual Property Security and Stock Pledge Agreement as of October 11, 2012 between VistaGen California and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.72
Negative Covenant Agreement dated October 11, 2012 between VistaGen California, Artemis Neuroscience, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.73
Amendment to Note Exchange and Purchase Agreement as of November 14, 2012 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2012.

10.74
Form of Note Exchange Agreement between VistaGen Therapeutics, Inc. and Holders of the Company’s Promissory Notes dated February 28, 2012, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2012.

10.75
Amendment No. 2 to Note Exchange and Purchase Agreement as of January 31, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013.

10.76
Amendment No. 3 to Note Exchange and Purchase Agreement as of February 22, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2013.

10.77
Form of Warrant to Purchase Common Stock issued to independent members of the Company’s Board of Directors and its executive officers on March 3, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on March 6, 2013.

10.78	Securities Purchase Agreement between VistaGen Therapeutics, Inc., and Autilion AG dated April 8, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.
10.79	Voting Agreement between VistaGen Therapeutics, Inc., and Autilion AG dated April 8, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.
10.80
Note Conversion Agreement as of April 4, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.

10.81	Assignment and Assumption Agreement between Autilion AG and Bergamo Acquisition Corp. PTE LTD dated April 12, 2013.
10.82
Amendment No. 1 to Securities Purchase Agreement dated April 30, 2013 between VistaGen Therapeutics, Inc. and Bergamo Acquisition Corp. PTE LTD, incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2013.

10.83	Lease between Bayside Area Development, LLC and VistaGen Therapeutics, Inc. (California) dated April 24, 2013.
10.84	Indemnification Agreement effective May 20, 2013 between the Company and Jon S. Saxe.
10.85	Indemnification Agreement effective May 20, 2013 between the Company and Shawn K. Singh
10.86	Indemnification Agreement effective May 20, 2013 between the Company and H. Ralph Snodgrass.
10.87	Indemnification Agreement effective May 20, 2013 between the Company and Brian J. Underdown.
10.88	Indemnification Agreement effective May 20, 2013 between the Company and Jerrold D. Dotson.
10.89	Amendment and Waiver effective May 24, 2013 between the Company and Platinum Long Term Growth VII, LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2013.
10.90	Amendment No. 2 to Securities Purchase Agreement dated June 27, 2013 between the Company and Autilion AG and Bergamo Acquisition Corp. PTE LTD, incorporated by reference from the Company's Current Report on Form 8-K filed on June 28, 2013.
16.1*	Letter regarding change in certifying accountant
21.1*	List of Subsidiaries.
24.1	Power of Attorney
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase
*  Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
** Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 18th day of July, 2013.

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

Signature	Title	Date

/s/ Shawn K. Singh Shawn K. Singh, JD	Chief Executive Officer, and Director (Principal Executive Officer)	July 18, 2013

/s/ Jerrold D. Dotson Jerrold D. Dotson	Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2013

/s/ H. Ralph Snodgrass H. Ralph Snodgrass, Ph.D	President, Chief Scientific Officer and Director	July 18, 2013

/s/ Jon S. Saxe Jon S. Saxe	Chairman of the Board of Directors	July 18, 2013

/s/ Brian J. Underdown Brian J. Underdown, Ph. D	Director	July 18, 2013

Exhibit Index
Exhibit No.	Description*
2.1 *	Agreement and Plan of Merger by and among Excaliber Enterprises, Ltd., VistaGen Therapeutics, Inc. and Excaliber Merger Subsidiary, Inc.
3.1 *	Articles of Incorporation in effect as of May 11, 2011.
3.2	Articles of Merger filed with the Nevada Secretary of State on May 24, 2011.
3.3	Certificate of Amendment filed with the Nevada Secretary of State on December 6, 2011.
3.4 *	Bylaws in effect.as of May 11, 2011, incorporated by reference from the document filed as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed on May 16, 2011.
3.5	Certificate of Designations Series A Preferred, incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 22, 2011.
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

10.53
Form of Convertible Note and Warrant Purchase Agreement, dated as of February 28, 2012, by and between VistaGen Therapeutics, Inc. and certain investors, incorporated by reference from the Current Report on Form 8-K/A filed on March 2, 2012.

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

10.57
License Agreement No. 2, dated as of March 19, 2012 between University Health Network and VistaGen Therapeutics, Inc. , incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.58
Exchange Agreement dated as of June 29, 2012 between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc., incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.59
Secured Convertible Promissory Note, Dated as of July 2, 2012, issued to Platinum Long Term Growth VII, LLC., incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.60
Security Agreement between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc., dated as of July 2, 2012, incorporated by reference from the Company’s Annual Report on Form 10-K filed on July 2, 2012.

10.61
Secured Convertible Promissory Note, Dated as of August 30, 2012, issued to Platinum Long Term Growth VII, LLC., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.62
Amendment to Security Agreement between Platinum Long Term Growth VII, LLC and VistaGen Therapeutics. Inc.as of August 30, 2012, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.63
Unsecured Promissory Note in the face amount of $1,000,000 issued to Morrison & Foerster LLP on August 31, 2012 (Replacement Note A), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.64
Unsecured Promissory Note in the face amount of $1,379,376 issued to Morrison & Foerster LLP on August 31, 2012 (Replacement Note B), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.65
Stock Purchase Warrant issued to Morrison & Foerster LLP on August 31, 2012 to purchase 1,379,376 shares of the Company’s common stock (New Morrison & Foerster Warrant), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.66
Warrant to Purchase Common Stock issued to Morrison & Foerster LLP on August 31, 2012 to purchase 425,000 shares of the Company’s common stock (Amended Morrison & Foerster Warrant), incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.67
Note Exchange and Purchase Agreement dated as of October 11, 2012 by and between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.68
Form of Senior Secured Convertible Promissory Note issued to Platinum Long Term Growth VII, LLP under the Note Exchange and Purchase Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.69
Form of Warrant to Purchase Shares of Common Stock issued to Platinum Long Term Growth VII, LLP under the Note Exchange and Purchase Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.70
Amended and Restated Security Agreement as of October 11, 2012 between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.71
Intellectual Property Security and Stock Pledge Agreement as of October 11, 2012 between VistaGen California and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.72
Negative Covenant Agreement dated October 11, 2012 between VistaGen California, Artemis Neuroscience, Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 16, 2012.

10.73
Amendment to Note Exchange and Purchase Agreement as of November 14, 2012 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2012.

10.74
Form of Note Exchange Agreement between VistaGen Therapeutics, Inc. and Holders of the Company’s Promissory Notes dated February 28, 2012, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2012.

10.75
Amendment No. 2 to Note Exchange and Purchase Agreement as of January 31, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013.

10.76
Amendment No. 3 to Note Exchange and Purchase Agreement as of February 22, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2013.

10.77
Form of Warrant to Purchase Common Stock issued to independent members of the Company’s Board of Directors and its executive officers on March 3, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on March 6, 2013.

10.78	Securities Purchase Agreement between VistaGen Therapeutics, Inc., and Autilion AG dated April 8, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.
10.79	Voting Agreement between VistaGen Therapeutics, Inc., and Autilion AG dated April 8, 2013, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.
10.80
Note Conversion Agreement as of April 4, 2013 between VistaGen Therapeutics Inc. and Platinum Long Term Growth VII, LLP, incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2013.

10.81	Assignment and Assumption Agreement between Autilion AG and Bergamo Acquisition Corp. PTE LTD dated April 12, 2013.
10.82
Amendment No. 1 to Securities Purchase Agreement dated April 30, 2013 between VistaGen Therapeutics, Inc. and Bergamo Acquisition Corp. PTE LTD, incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2013.

10.83	Lease between Bayside Area Development, LLC and VistaGen Therapeutics, Inc. (California) dated April 24, 2013.
10.84	Indemnification Agreement effective May 20, 2013 between the Company and Jon S. Saxe.
10.85	Indemnification Agreement effective May 20, 2013 between the Company and Shawn K. Singh
10.86	Indemnification Agreement effective May 20, 2013 between the Company and H. Ralph Snodgrass.
10.87	Indemnification Agreement effective May 20, 2013 between the Company and Brian J. Underdown.
10.88	Indemnification Agreement effective May 20, 2013 between the Company and Jerrold D. Dotson.
10.89	Amendment and Waiver effective May 24, 2013 between the Company and Platinum Long Term Growth VII, LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2013.
10.90	Amendment No. 2 to Securities Purchase Agreement dated June 27, 2013 between the Company and Autilion AG and Bergamo Acquisition Corp. PTE LTD, incorporated by reference from the Company's Current Report on Form 8-K filed on June 28, 2013.
16.1*	Letter regarding change in certifying accountant
21.1*	List of Subsidiaries.
24.1	Power of Attorney
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase
* Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
** Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.