Form 10-Q
period 2013-06-30
VistaGen Therapeutics, Inc.
filed 2013-08-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

343 Allerton Avenue
South San Francisco, CA 94080
(Address of principal executive offices including zip code)

(650) 577-3600
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

As of August 12, 2013, 21,811,877 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2013

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013 and 2012	2
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012	3
Notes to the Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Secured Securities	28
Item 6. Exhibits	28

SIGNATURES

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)
	June 30,	March 31,
	2013	2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$89,800	$638,100
Unbilled contract payments receivable	-	-
Prepaid expenses	134,900	33,700
Total current assets	224,700	671,800
Property and equipment, net	178,100	180,700
Security deposits and other assets	29,000	29,000
Total assets	$431,800	$881,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,758,600	$1,353,700
Accrued expenses	371,300	342,900
Notes payable and accrued interest	695,300	617,100
Notes payable and accrued interest to related parties	100,400	93,000
Capital lease obligations	7,700	7,600
Total current liabilities	2,933,300	2,414,300
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $1,947,100 at June 30, 2013 and $1,963,100 at March 31, 2013 and accrued interest	1,527,300	1,425,700
Notes payable, net of discount of $1,075,200 at June 30, 2013 and $1,142,600 at March 31, 2013	2,192,400	2,091,800
Notes payable to related parties, net of discount of $136,500 at June 30, 2013 and $147,200 at March 31, 2013 and accrued interest	1,134,600	1,106,000
Warrant liability	4,589,100	6,394,000
Capital lease obligations	4,000	6,100
Total non-current liabilities	9,447,400	11,023,600
Total liabilities	12,380,700	13,437,900
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at June 30, 2013 and March 31, 2013; 500,000 Series A shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2013 and March 31, 2013; 23,937,631 and 23,480,169 shares issued at June 30, 2013 and March 31, 2013, respectively	23,900	23,500
Additional paid-in capital	59,687,400	59,266,000
Treasury stock, at cost, 2,713,308 shares of common stock held at June 30, 2013 and March 31, 2013	(3,968,100)	(3,968,100)
Notes receivable from sale of common stock	(209,100)	(209,100)
Deficit accumulated during development stage	(67,483,500)	(67,669,200)
Total stockholders’ deficit	(11,948,900)	(12,556,400)
Total liabilities and stockholders’ deficit	$431,800	$881,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

			May 26, 1998
			(Inception)
			Through
	Quarters Ended June 30,		June 30,
	2013	2012	2013
Revenues:
Grant revenue	$-	$200,400	$12,963,100
Collaboration revenue	-	-	2,283,600
Other	-	-	1,123,500
Total revenues	-	200,400	16,370,200
Operating expenses:
Research and development	695,500	866,300	30,251,200
Acquired in-process research and development	-	-	7,523,200
General and administrative	604,600	1,055,300	31,285,700
Total operating expenses	1,300,100	1,921,600	69,060,100
Loss from operations	(1,300,100)	(1,721,200)	(52,689,900)
Other expenses, net:
Interest expense, net	(316,400)	(102,800)	(10,678,600)
Change in warrant and put and note extension option liabilities	1,804,900	-	587,600
Loss on early extinguishment of debt	-	-	(4,761,300)
Other income	-	-	81,900
Income (loss) before income taxes	188,400	(1,824,000)	(67,460,300)
Income taxes	(2,700)	(1,900)	(23,200)
Net income (loss)	$185,700	$(1,825,900)	$(67,483,500)

Basic net income (loss) per share	$0.01	$(0.11)

Diluted net loss per share	$(0.02)	$(0.11)

Weighted average shares used in computing:
Basic net income (loss) per share	20,839,941	16,842,655
Diluted net loss per share	21,229,190	16,842,655

Comprehensive income (loss)	$185,700	$(1,825,900)	$(67,483,500)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)
			Period From
			May 26, 1998
			(Inception)
	Quarters Ended June 30,		Through June 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$185,700	$(1,825,900)	(67,483,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,200	5,900	789,700
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	78,000	20,900	551,700
Amortization of discounts on Platinum notes	16,000	-	3,578,100
Amortization of discounts on August 2010 short-term notes	-	-	572,000
Amortization of discounts on February 2012 12% convertible notes	-	9,800	22,700
Loss (gain) on currency fluctuation	17,400	(55,500)	(35,600)
Loss on early extinguishment of debt	-	-	4,761,300
Loss on settlements of accounts payable	-	-	78,300
Change in warrant and put and note term extension option liabilities	(1,804,900)	-	(587,700)
Stock-based compensation	198,100	71,000	5,793,700
Expense related to modification of warrants	(34,500)	436,400	1,215,400
Fair value of Series C preferred stock, common stock, and warrants granted for services	-	-	925,400
Fair value of common stock granted for services prior to the Merger	-		2,225,500
Fair value of common stock granted for services following the Merger	-	26,200	792,000
Fair value of warrants granted for services and interest following the Merger	22,500	19,300	770,800
Fair value of additional warrants granted pursuant to exercises of modified warrants (fiscal year 2013) and under Discounted Warrant Exercise Program (fiscal year 2012)	-	34,800	174,000
Fair value of common stock issued for note term modification		-	22,400
Interest income on note receivable for stock purchase	(2,500)	-	(30,100)
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	-	106,200	-
Prepaid expenses and other current assets	(36,100)	(3,700)	5,600
Security deposits and other assets	-	-	(29,000)
Accounts payable and accrued expenses	616,300	871,600	16,587,800
Deferred revenues	-	(13,200)	-
Net cash used in operating activities	(731,800)	(296,200)	(21,703,500)

Cash flows from investing activities:
Purchases of equipment, net	(9,600)	-	(825,800)
Net cash used in investing activities	(9,600)	-	(825,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	57,000	-	4,042,100
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants	178,700	257,300	1,607,100
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	-	-	6,922,100
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(1,900)	(5,700)	(119,300)
Repayment of notes	(40,700)	(4,700)	(1,869,800)
Net cash provided by financing activities	193,100	246,900	22,619,100
Net increase (decrease) in cash and cash equivalents	(548,300)	(49,300)	89,800
Cash and cash equivalents at beginning of period	638,100	81,000	-
Cash and cash equivalents at end of period	$89,800	$31,700	$89,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company with expertise in human pluripotent stem cell technology (“hPSC technology”).  The Company is currently applying its hPSC technology for drug rescue, predictive toxicology and drug metabolism screening. The Company’s primary goal is to use its hPSC technology platform, which it also refers to as Human Clinical Trials in a Test Tube™, and the novel pharmaceutical assay systems developed using its hPSC technology expertise and its network of strategic relationships, to generate novel, proprietary, safer variants (Drug Rescue Variants) of once-promising small molecule drug candidates originally discovered, developed and ultimately discontinued by large pharmaceutical or biotechnology companies prior to market approval due to unexpected safety concerns relating to heart toxicity, liver toxicity or adverse drug-drug interactions.  The Company’s strategy is to leverage substantial prior third-party investment in drug discovery and drug development and to generate early indications, or predictions, of how humans will ultimately respond to new drug candidates, including Drug Rescue Variants, before they are ever tested in humans, bringing human biology to the front end of the drug development process.

VistaGen's orally-available, small molecule prodrug candidate, AV-101, has successfully completed Phase 1 development in the Unites States for treatment of neuropathic pain. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects millions of people worldwide. The NIH awarded VistaGen approximately $8.8 million for preclinical and clinical development of AV-101.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to hPSC research and bioassay development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

VistaGen Therapeutics, Inc., a California corporation incorporated on May 26, 1998 (“VistaGen California”), is a wholly-owned subsidiary of the Company.  As described more completely in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, pursuant to a strategic merger transaction on May 11, 2011, the Company acquired all outstanding shares of VistaGen California in exchange for 6,836,452 shares of the Company’s common stock (the “Merger”), and assumed all of VistaGen California’s pre-Merger obligations. The Condensed Consolidated Financial Statements of the Company included in this report also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2013 has been derived from the Company's audited consolidated financial statements at that date but do not include all disclosures required by U.S. GAAP.  The operating results for quarter ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2014 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”).

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through June 30, 2013, the Company has a deficit accumulated during its development stage of $67.5 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue and regenerative cell therapy business programs.

At June 30, 2013, the Company had approximately $89,800 in cash and cash equivalents. Such cash and cash equivalents are not sufficient to enable the Company to fund its planned operations, including expected cash expenditures of approximately $5 million through the next twelve months. However, on April 8, 2013, the Company entered into a Securities Purchase Agreement with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”), which was subsequently amended (the “Amended Purchase Agreement”). Under the terms of the Amended Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of tranches between June 27, 2013 and September 30, 2013 (cumulatively, the “Autilion Financing”).  The Amended Purchase Agreement also provides for the election to the Company’s Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  At June 30, the Company had completed an initial closing of $25,000 and issued 50,000 shares of its common stock under the Autilion Financing. In addition, from June 30, 2013 through the date of this report, the Company completed private placements of its securities resulting in aggregate cash proceeds of $535,500, as described in Note 11, Subsequent Events.

To the extent necessary, the Company may also seek to meet its cash needs and fund its working capital requirements through a combination of additional private placements of its securities, which may include both debt and equity securities issued to Platinum Long Term Growth Fund VII (“Platinum”), currently its largest institutional investor, and/or other investors, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Additionally, the Company expects that its participation in strategic collaborations, including licensing transactions, may provide additional cash in support of its future working capital requirements.  If the Company is unable to complete the Autilion Financing under the Amended Purchase Agreement or obtain sufficient financing from other sources, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, and assumptions that have been used to value warrants, warrant modifications, and previous put option and note term extension liabilities.

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

Research and Development Expenses

Research and development expenses include internal and external costs.  Internal costs include salaries and employment related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s small molecule prodrug candidate for neuropathic pain and other neurological conditions, and costs related to the application and prosecution of patents related to the Company’s hPSC technology, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

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

The Company recorded share-based compensation costs of $97,800 and $71,000 related to option grants for the three month periods ended June 30, 2013 and 2012, respectively.  The Company recorded additional share-based compensation costs of $100,300 for the three months ended June 30, 2013 related to warrants granted to certain of its officers and to its independent directors in March 2013. During the three months ended June 30, 2013, the Company granted options to purchase an aggregate of 80,000 shares at exercise prices from $0.80 per share to $0.82 per share (the quoted market price on the grant date) to two employees and a consultant. During the three months ended June 30, 2012, the Company granted options to purchase an aggregate of 155,000 shares at an exercise price of $0.51 per share (the quoted market price on the grant date) to certain employees (excluding senior management) and certain scientific consultants. At June 30, 2013, there were options outstanding to purchase 4,816,771 shares of the Company’s common stock at a weighted average exercise price of $1.30 per share.

Warrant Liability

The Company has issued certain warrants to Platinum and, subject to Platinum’s exercise of its rights to exchange shares of the Company’s Series A Preferred stock that it holds, is obligated to issue additional warrants to Platinum, that contain an exercise price adjustment feature in the event the Company issues additional equity instruments at a price lower than the exercise price of the warrants. The Company accounts for these warrants as non-cash liabilities and estimates their fair value as described in Note 4, Fair Value Measurements; Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock. The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in determining the fair value of the warrant and the related liability is the Company‘s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting change in the fair value of the warrant liability on the Company’s net income (loss) is therefore also subject to significant fluctuation and will continue to be so until all of the warrants are issued and exercised, amended or expire. Assuming all other fair value inputs remain generally constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss) other than net income (loss), and accordingly the Company’s comprehensive income (loss) is equivalent to its net income (loss) for the periods presented.

Income (Loss) per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, the numerator is adjusted for the change in the fair value of the warrant liability (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method.

Basic net income (loss) and diluted net loss per share were computed as follows:

	Quarters Ended June 30,
	2013	2012
Numerator:
Net income (loss) for basic earnings per share	$185,700	$(1,825,900)
less: change in FV of warrant liability attributable to Exchange and Investment Warrants issued to Platinum	(649,300)	-

Net loss for diluted earnings per share	$(463,600)	$(1,825,900)

Denominator:
Weighted average basic common shares outstanding	20,839,941	16,842,655
Assumed conversion of dilutive securities:
Warrants to purchase common stock	389,249	-
Potentially dilutive common shares	389,249	-

Denominator for diluted earnings per share - adjusted weighted average shares	21,229,190	16,842,655

Basic net income (loss) per share	$0.01	$(0.11)

Diluted net loss per share	$(0.02)	$(0.11)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares that were excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

	June 30,
	2013	2012

Series A preferred stock issued and outstanding (1)	15,000,000	4,370,550
Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000	-
Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,816,771	4,920,771
Outstanding warrants to purchase common stock	11,031,029	3,604,392
February 2012 12% convertible promissory notes and accrued interest	-	347,897
10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including accrued interest through June 30, 2013 (2)	6,948,841	-

Total	45,296,641	13,243,610

(1) at June 30, 2013, assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2013, that are of significance or potential significance to the Company.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013 and March 2013, and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the Note Exchange and Purchase Agreement of October 2012 between the Company and Platinum (see Note 7, Convertible Promissory Notes and Other Notes Payable), the Company determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities, which were recorded at their estimated fair value. The Company determined the fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs. Inputs used to determine fair value include the remaining contractual term of the notes, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A Preferred it holds into shares of common stock. Changes in the fair value of these warrant liabilities since March 31, 2013 have been recognized as non-cash component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter ended June 30, 2013.

The fair value hierarchy for the warrant liability measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013:
Warrant liability	$4,589,100	$-	$-	$4,589,100
March 31, 2013:
Warrant liability	$6,394,000	$-	$-	$6,394,000

    During the three month period ended June 30, 2013, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.

    The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Warrant Liability

Balance at March 31, 2013	$6,394,000

Mark to market gain included in net income	(1,804,900)

Balance at June 30, 2013	$4,589,100

No assets or other liabilities were carried at fair value at June 30, 2013 or March 31, 2013.

Note 5.  Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2013 and March 31, 2013:

	June 30,	March 31,
	2013	2013

Insurance	$104,000	$19,700
Rent	20,200	-
Legal fees	3,400	3,400
All other	7,300	10,600
	$134,900	$33,700

Note 6.  Accrued Expenses

Accrued expenses consist of the following at June 30, 2013 and March 31, 2013:

	June 30,	March 31,
	2013	2013

Accrued professional services	$74,300	$67,800
Accrued vacation pay and other compensation	206,900	219,300
Accrued royalties and license fees	77,800	25,000
All other	12,300	30,800
	$371,300	$342,900

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the Company’s secured and unsecured promissory notes and other notes payable at June 30, 2013 and March 31, 2013.

	June 30, 2013			March 31, 2013
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes
issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$95,700	$1,368,300	$1,272,600	$61,700	$1,334,300
Investment Note issued on October 11, 2012	500,000	37,600	537,600	500,000	24,200	524,200
Investment Note issued on October 19, 2012	500,000	36,400	536,400	500,000	23,000	523,000
Investment Note issued on February 22, 2013	250,000	9,000	259,000	250,000	2,600	252,600
Investment Note issued on March 12, 2013	750,000	23,100	773,100	750,000	4,700	754,700
	3,272,600	201,800	3,474,400	3,272,600	116,200	3,388,800
Aggregate note discount	(1,947,100)	-	(1,947,100)	(1,963,100)	-	(1,963,100)
Total Senior notes (non-current)	$1,325,500	$201,800	$1,527,300	$1,309,500	$116,200	$1,425,700

Notes Payable to unrelated parties:
7.0% Notes payable (August 2012)	$58,800	$700	$59,500	$59,400	$-	$59,400
less: current portion	(7,400)	-	(7,400)	(8,100)	-	(8,100)
7.0% Notes payable - non-current portion	$51,400	$700	$52,100	$51,300	$-	$51,300

7.5% Notes payable to service providers for
accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$1,700	$92,100	$90,400	$-	$90,400
Desjardins	200,500	4,500	205,000	194,100	800	194,900
McCarthy Tetrault	405,100	5,100	410,200	403,100	1,700	404,800
August 2012 Morrison & Foerster Note A	918,200	11,500	929,700	937,400	-	937,400
August 2012 Morrison & Foerster Note B (1)	1,379,400	85,900	1,465,300	1,379,400	60,100	1,439,500
University Health Network (1)	549,500	29,700	579,200	549,500	19,400	568,900
	3,543,100	138,400	3,681,500	3,553,900	82,000	3,635,900
Note discount	(1,075,200)	-	(1,075,200)	(1,142,600)	-	(1,142,600)
	2,467,900	138,400	2,606,300	2,411,300	82,000	2,493,300
less: current portion	(443,200)	(22,800)	(466,000)	(450,300)	(2,500)	(452,800)
non-current portion and discount	$2,024,700	$115,600	$2,140,300	$1,961,000	$79,500	$2,040,500

5.8% and 8% Notes payable to insurance
premium financing company (current)	$76,800	$-	$76,800	$4,200	$-	$4,200

10% Notes payable to vendors for accounts
payable converted to notes payable	$119,400	$25,700	$145,100	$128,800	$23,300	$152,100
less: current portion	(119,400)	(25,700)	(145,100)	(128,800)	(23,300)	(152,100)
non-current portion	$-	$-	$-	$-	$-	$-

Total notes payable to unrelated parties	$2,722,900	$164,800	$2,887,700	$2,603,700	$105,300	$2,709,000
less: current portion	(646,800)	(48,500)	(695,300)	(591,400)	(25,800)	(617,200)
non-current portion and discount	$2,076,100	$116,300	$2,192,400	$2,012,300	$79,500	$2,091,800

Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$293,600	$13,000	$306,600	$293,600	$7,400	$301,000
October 2012 7.5% Note to Cato Research Ltd. (1)	1,009,000	55,900	1,064,900	1,009,000	36,200	1,045,200
	1,302,600	68,900	1,371,500	1,302,600	43,600	1,346,200
Note discount	(136,500)	-	(136,500)	(147,200)	-	(147,200)
Total notes payable to related parties	1,166,100	68,900	1,235,000	1,155,400	43,600	1,199,000
less: current portion	(87,400)	(13,000)	(100,400)	(85,600)	(7,400)	(93,000)
non-current portion and discount	$1,078,700	$55,900	$1,134,600	$1,069,800	$36,200	$1,106,000

(1) Note and interest payable solely in restricted shares of the Company's common stock.

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

On October 11, 2012, the Company and Platinum entered into a Note Exchange and Purchase Agreement (the “October 2012 Agreement”) in which the July 2012 Platinum Note and the August 2012 Platinum Note (together, the “Existing Notes”), as well as the related accrued interest, were consolidated into and exchanged for a single senior secured convertible note in the amount of $1,272,600 (the “Exchange Note”) and Platinum agreed to purchase four additional 10% senior secured convertible promissory notes in the aggregate principal amount of $2.0 million (the “Investment Notes”), issuable over four separate $500,000 tranches between October 2012 and December 2012.  The first and second $500,000 Investment Notes, in the aggregate principal amount of $1.0 million, were purchased by Platinum on October 11, 2012 and October 19, 2012, respectively.

On November 14, 2012 and January 31, 2013, the Company and Platinum entered into amendments to the October 2012 Agreement (the “NEPA Amendments”), pursuant to which the final two $500,000 tranches contemplated by the October 2012 Agreement were combined into a single Investment Note in the aggregate principal amount of $1.0 million (the “$1.0 Million Note”). Under the terms and conditions of the NEPA Amendment, Platinum agreed to purchase the $1.0 Million Note within five business days of the Company's notice to Platinum of the consummation of a debt or equity financing, or combination of financings, prior to February 15, 2013, resulting in gross proceeds to the Company of at least $1.0 million (the “Additional Financing Requirement”).  The Company satisfied the Additional Financing Requirement on February 12, 2013.  Effective February 22, 2013, the Company and Platinum entered into an additional amendment to the October 2012 Agreement pursuant to which Platinum agreed to purchase an Investment Note in the face amount of $250,000 on February 22, 2013 and an additional Investment Note in the face amount of $750,000 on or before March 12, 2013, which Investment Note was issued by the Company and purchased by Platinum on March 12, 2013.

The Exchange Note and each Investment Note (together, the “Notes”) accrue interest at a rate of 10% per annum and, subject to certain limitations and exceptions set forth in the Notes, unless converted earlier and voluntarily by Platinum, will be due and payable in restricted shares of the Company’s common stock on October 11, 2015, or three years from the date of issuance, as determined by the terms of the respective Investment Notes. At maturity, all principal and accrued interest under the Notes shall be payable by the Company through the issuance of restricted shares of common stock to Platinum.  Subject to certain potential adjustments set forth in the Notes, the number of restricted shares of common stock issuable as payment in full for each of the Notes at maturity will be calculated by dividing the outstanding Note balance plus accrued interest by $0.50 per share. Prior to maturity, the outstanding principal and any accrued interest on the Exchange Note and each of the Investment Notes is convertible, in whole or in part, at Platinum’s option into shares of the Company’s common stock at a conversion price of $0.50 per share, subject to certain adjustments. The conversion feature in each of the Notes constituted a beneficial conversion feature at the date of issuance.

As additional consideration for the purchase of the Investment Notes, the Company agreed to issue to Platinum warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock, issuable in separate tranches together with each Investment Note, of which a warrant to purchase 500,000 shares was issued to Platinum on October 11, 2012 and on October 19, 2012, a warrant to purchase 250,000 shares was issued to Platinum on February 22, 2013 and a warrant to purchase 750,000 shares was issued to Platinum on March 12, 2013 (each an “Investment Warrant”).  In addition, the Company issued Platinum a warrant to purchase 1,272,577 shares of the Company’s common stock in connection with the issuance of the Exchange Note (the “Exchange Warrant”). At issuance, the Platinum Exchange Warrant and each Investment Warrant has a term of 5 years and an exercise price of $1.50 per share, subject to certain adjustments. See Note 8, Capital Stock, regarding a modification of the exercise price of the Exchange Warrant and the Investment Warrants made in May 2013.  In connection with the October 2012 Agreement, the Company and Platinum also executed and subsequently amended a security agreement to secure repayment of all obligations due and payable under the terms of the Exchange Note and all of the Investment Notes.

Subject to limited exceptions, the Exchange Warrant and each of the Investment Warrants include certain exercise price reset and anti-dilution protection features in the event that the Company issues other shares of common stock during the five-year term of the warrants at a price less than their initial $1.50 per share exercise price. As a result of these provisions, the Exchange Warrant and the Investment Warrants do not meet the criteria set forth in ASC 815, Derivatives and Hedging, to be considered indexed to the Company’s own stock and treated as equity instruments. Consequently, the Company recorded the Exchange Warrant and each of the Investment Warrants as liabilities at their fair value, which was estimated at the issuance date using a Monte Carlo simulation model.  The fair value of the Exchange Warrant at the date of issuance was recorded as a liability and as a corresponding charge to loss on early extinguishment of debt in the Statement of Operations and Comprehensive Income in the third quarter of the fiscal year ended March 31, 2013.  The fair value of each Investment Warrant at the date of issuance was recorded as a liability and as a corresponding discount to the related Investment Note.  Subject to limitations of the absolute amount of discount attributable to each Investment Note, the Company treated the issuance-date intrinsic value of the beneficial conversion feature embedded in each Investment Note as an additional component of the discount attributable to each Investment Note and recorded a discount attributable to the beneficial conversion feature for each Investment Note.  The Company amortizes the aggregate discount attributable to each of the Investment Notes using the interest method over the respective term of each note.

The fair value of the Exchange Warrant and Investment Warrants was re-measured as of June 30, 2013 at an aggregate of $1,338,700 and the $649,300 decrease in fair value since March 31, 2013 was reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the quarter ended June 30, 2013.

Notes Payable to Morrison & Foerster

On May 5, 2011, the Company and Morrison & Foerster LLP (“Morrison & Foerster”), the Company’s legal and intellectual property counsel, amended a previously outstanding note (the “Original Note”) issued by the Company in payment of legal services (the “Amended Note”).  Under the Amended Note, the principal balance of the Original Note was increased to $2,200,000, interest accrued at the rate of 7.5% per annum, and the Company was required to make an additional payment of $100,000 within three business days of the date of the Amended Note, which the Company made in a timely manner.

On August 31, 2012, the Company restructured the Amended Note (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, the Company issued to Morrison & Foerster two new unsecured promissory notes to replace the Amended Note, one in the principal amount of $1,000,000 ("Replacement Note A") and the other in the principal amount of $1,379,400 ("Replacement Note B") (together, the "Replacement Notes"); amended an outstanding warrant to purchase 425,000 restricted shares of the Company’s common stock (the “Amended M&F Warrant”); and issued a new warrant to purchase 1,379,376 restricted shares of the Company’s common stock (the “New M&F Warrant”).  Under the terms of the Restructuring Agreement, the Amended Note was cancelled and all of the Company's past due payment obligations under the Amended Note were satisfied.  The Company made a payment of $155,000 to Morrison & Foerster on August 31, 2012 pursuant to the terms of the Amended Note, and issued the Replacement Notes, each dated as of August 31, 2012.  Both Replacement Notes accrue interest at the rate of 7.5% per annum and are due and payable on March 31, 2016.  Replacement Note A required monthly payments of $15,000 per month through March 31, 2013, and $25,000 per month thereafter until maturity. Payment of the principal and interest on Replacement Note B will be made solely in shares of the Company’s common stock pursuant to Morrison & Foerster’s surrender from time to time of all or a portion of the principal and interest balance due on Replacement Note B in connection with its exercise of the New M&F Warrant, at an exercise price of $1.00 per share, and concurrent cancellation of indebtedness and surrender of Replacement Note B; provided, however, that Morrison & Foerster will have the option to require payment of Replacement Note B in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes.  Through June 30, 2013, the Company has adjusted the New M&F Warrant to increase the number of restricted shares available for purchase by 85,880 shares, based on interest accrued on Replacement Note B through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note Payable to University Health Network (“UHN”)

On October 10, 2012, the Company issued to UHN: (i) an unsecured promissory note in the principal amount of $549,500, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, as payment in full for all sponsored stem cell research and development activities by UHN and Gordon Keller, Ph.D. under the Sponsored Research Collaboration Agreement (“SRCA”, described in Note 8, Licensing and Collaborative Agreements) through September 30, 2012 (the “UHN Note”), and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 549,500 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the UHN Note, plus all accrued interest thereon, divided by $1.00 per share (the “UHN Warrant”). The UHN Note is due and payable on March 31, 2016 and is payable solely by UHN's surrender from time to time of all or a portion of the principal and interest balance due on the UHN Note in connection with its concurrent exercise of the UHN Warrant, provided, however, that UHN will have the option to require payment of the UHN Note in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The difference between the face value of the UHN Note and its issuance-date fair value has been treated as a discount to the note and is being amortized over the term of the note using the interest method.  Through June 30, 2013, the Company has adjusted the UHN Warrant to increase the number of shares available for purchase by 29,696 shares, based on interest accrued on the UHN Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Notes Payable for Cancellation of Amounts Payable

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

On May 5, 2011, the Company issued to McCarthy Tetrault LLP (“McCarthy”) an unsecured promissory note in the principal amount of CDN $502,797 for the amounts payable in connection with Canadian legal services provided to the Company.  The McCarthy note bears interest at 7.5% and will be due, along with all accrued but unpaid interest on the earliest of (i) June 30, 2014, (ii) the consummation of a Change of Control, as defined in the McCarthy note, and (iii) any failure to pay principal or interest when due.  The Company was required to make payments of CDN $10,000 per month beginning May 31, 2011, which payment amounts increased to CDN $15,000 per month on January 31, 2012. Beginning on January 1, 2012, the Company is also required to make payments equal to one percent (1%) of the net proceeds of all private or public equity financings closed during the term of the note.  At September 30, 2012, the Company had not made the monthly payments required for February through September 2012. In October 2012, the Company and McCarthy agreed to extend the term of the note through March 2015.

On August 30, 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 restricted shares of its common stock valued at a market price of $0.94 per share to Progressive Medical Research in settlement of past due obligations for clinical research services in the amount of $79,900. Under the terms of the settlement, the company also agreed to make monthly cash payments of $5,000 in August 2012 through December 2012. The promissory note bears interest at 7% per annum and requires payments of $1,000 per month beginning January 15, 2013 until all principal and interest is paid in full.  The note requires payment in full upon the sale of all or substantially all of the Company’s assets or upon the Company completing a financing transaction, or series of transactions, resulting in gross proceeds to the Company of at least $4.0 million in any three-month period, excluding proceeds from stock option or warrant exercises. The Company charged the loss on the settlement to interest expense during the second quarter of the fiscal year ended March 31, 2013..

Note Payable to Cato Holding Company

In April 2011, all amounts owed by the Company to Cato Holding Company ("CHC"), a related party, and its affiliates, were consolidated into a single note, in the principal amount of $352,300 (the “2011 CHC Note”).  Concurrently, CHC released all of its security interests in certain of the Company’s personal property.  The 2011 CHC note was to bear interest at 7% per annum, compounded monthly.  Under the terms of the note, the Company was to make six monthly payments of $10,000 each beginning June 1, 2011, and thereafter to make payments of $12,500 monthly until the note was repaid in full. The Company had the option to prepay the outstanding balance under this note in full or in part at any time during its term without penalty.

On October 10, 2012, the Company and CHC restructured the 2011 CHC Note by cancelling the 2011 CHC Note and exchanging it for a new unsecured promissory note in the principal amount of $310,400 (the “2012 CHC Note”) and a five-year warrant to purchase 250,000 shares of the Company’s common stock at a price of $1.50 per share (the “CHC Warrant”).  The 2012 CHC Note accrues interest at a rate of 7.5% per annum and is due and payable in monthly installments of $10,000, beginning November 1, 2012 and continuing until the outstanding balance is paid in full.

The Company determined that the cancellation of the 2011 CHC Note and the issuance of the 2012 CHC Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the 2012 CHC Note at its fair value of $291,100 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CHC Warrant to be $0.48 per share, or $120,500. The Company recognized the difference between the sum of the fair values of the 2012 CHC Note and the CHC Warrant less the carrying value of the 2011 CHC Note, $119,100, as a non-cash loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income for the third quarter of the fiscal year ended March 31, 2013.  The fair value of the warrant, $120,500, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the 2012 CHC Note and its fair value, $19,300, has been treated as a discount to the note and is being amortized over the term of the note using the interest method.

Note Payable to Cato Research Ltd.

On October 10, 2012, the Company issued to Cato Research Ltd. (“CRL”), a related party: (i) an unsecured promissory note in the initial principal amount of $1,009,000, which is payable solely in restricted shares of the Company’s common stock and which accrues interest at the rate of 7.5% per annum, compounded monthly (the “CRL Note”), as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $1.00 per share, 1,009,000 restricted shares of the Company’s common stock, the amount equal to the sum of the principal amount of the CRL Note, plus all accrued interest thereon, divided by $1.00 per share (the “CRL Warrant”). The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant, provided, however, that CRL will have the option to require payment of the CRL Note in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

The Company determined that the cancellation of the accounts payable to CRL for CRO Services and the related issuance of the CRL Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the CRL Note at its fair value of $857,900 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CRL Warrant to be $0.48 per share, or $486,200. The Company recognized the difference between the sum of the fair values of the CRL Note and the CRL Warrant less the accounts payable balance due to CRL, $335,100, as a non-cash loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income for the third quarter of the fiscal year ended March 31, 2013.  The fair value of the warrant, $486,200, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the CRL Note and its fair value, $151,100, has been treated as a discount to the note and is being amortized over the term of the note using the interest method.  Through June 30, 2013, the Company has adjusted the CRL Warrant to increase the number of restricted shares available for purchase by 55,854 shares, based on interest accrued on the CRL Note through that date. The Company has recorded the fair value of the additional shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note 8.  Licensing and Collaborative Agreements

University Health Network

    On September 17, 2007, the Company and UHN entered into a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company committed to making monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.  As disclosed in Note 7, Convertible Notes and Other Notes Payable, in October 2012, the Company issued a promissory note in the principal amount of $549,500 and a warrant to UHN as payment in full for services rendered under the fourth amendment. Additionally, the Company and UHN entered into Amendment No. 5 to the SRCA establishing the sponsored research projects and the sponsored research budgets under the SRCA from October 1, 2012 to September 30, 2013, as well as a schedule of the Company’s sponsored research payments for such period totaling $309,000, including payments aggregating $229,500 applicable to services for the period from October 1, 2012 through June 30, 2013.

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

U.S. National Institutes of Health

During fiscal years 2006 through 2008, the U.S. National Institutes of Health ("NIH") awarded the Company a $4.2 million grant to support preclinical development of AV-101, the Company’s lead drug candidate for treatment of neuropathic pain and other neurodegenerative diseases such as Huntington’s and Parkinson’s diseases.  In June 2009, the NIH awarded the Company a $4.2 million grant to support the Phase I clinical development of AV-101, which amount was subsequently increased to a total of $4.6 million in July 2010.  The Company recognized NIH grant revenue related to AV-101 in the amount of $187,000 in the quarter ended June 30, 2012. The grant expired in the ordinary course on June 30, 2012 and has not been extended or renewed.

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. (“CRL”), a global contract research and development organization, or CRO, and an affiliate of one of the Company’s largest stockholders.  CRL has provided the Company with access to essential CRO services and regulatory expertise supporting its AV-101 preclinical and clinical development programs and other projects.  The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $30,000 and $222,600 in the three month periods ended June 30, 2013 and 2012, respectively. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued an unsecured promissory note in the principal amount of $1,009,000, and a warrant exercisable for 1,009,000 shares of the Company’s common stock, as payment in full of all amounts owed to CRL for CRO services rendered to the Company through December 31, 2012.

Note 9.  Capital Stock

Autilion AG Securities Purchase Agreement

On April 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  On April 12, 2013, Autilion assigned the Purchase Agreement to its affiliate, Bergamo Acquisition Corp. PTE LTD, a corporation organized and existing under the laws of Singapore (“Bergamo Singapore”). On April 30, 2013, the Company and Bergamo Singapore amended the Purchase Agreement (the “Amendment No. 1”) to modify the investment dates.  On June 27, 2013, the Company, Autilion and Bergamo Singapore further amended the Agreement to vacate Autilion’s April 2013 assignment of the Purchase Agreement to Bergamo Singapore, provide for an initial closing under the Purchase Agreement, and amend certain of the investment dates under the Purchase Agreement (“Amendment No. 2”, and together with the Agreement and Amendment No. 1, the “Amended Purchase Agreement”). Under the terms of the Amended Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of tranches between June 27, 2013 and September 30, 2013 (cumulatively, the “Autilion Financing”).  The Amended Purchase Agreement also provides for the election to the Company’s Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  At June 30, 2013, the Company has completed an initial closing of the Autilion Financing in the amount of $25,000 and has issued 50,000 shares of its restricted common stock.

The Company and Autilion also entered into a Voting Agreement, pursuant to which Autilion has agreed to vote all shares of capital stock of the Company held by Autilion consistent with the recommendation of a majority of the members of the Company’s Board of Directors.  In addition, in the event of a Change in Control of the Company, as defined in the Voting Agreement, or an extraordinary transaction outside of the ordinary course of the Company’s business, in each case approved by a majority of the Company’s Board of Directors, including Autilion’s designee, as well as by the holders of a majority of the outstanding shares of Common Stock held by stockholders unaffiliated with Autilion (an “Approved Transaction”), Autilion is required to vote all shares of capital stock of the Company held by it for such Approved Transaction.

Modification of Warrants held by Platinum

Effective on May 24, 2013, the Company and Platinum entered into an Amendment and Waiver pursuant to which the Company agreed to reduce the exercise price of the Exchange Warrant and the Investment Warrants issued to Platinum in October 2012 and February 2013 and March 2013 (collectively, the “Warrants”) from $1.50 per share to $0.50 per share in consideration for Platinum’s agreement to waive its rights for any increase in the number of shares of common stock issuable under the adjustment provisions of the Exchange Warrant and the Investment Warrants that would otherwise occur from (i) the Company’s sale of shares of its common stock at a price of $0.50 per share in connection with the Autilion Financing; (ii) the March 2013 grant of warrants to certain of the Company’s officers and independent directors to purchase an aggregate of 3.0 million restricted shares of common stock at an exercise price of $0.64 per share; and (iii) the Company’s issuance of restricted shares of its common stock resulting in gross proceeds not to exceed $1.5 million in connection with the exercise by warrant holders, by no later than June 30, 2013, subsequently extended to July 30, 2013, of previously outstanding warrants for which the Company may reduce the exercise price to not less than $0.50 per share. (See “Warrant Modifications and Exercises” below.)

As described in Note 4, Fair Value Measurements and in Note 7, Convertible Promissory Notes and Other Notes Payable, the Company re-measured the fair value of the Exchange Warrant and the Investment Warrants at June 30, 2013.  The re-measured fair value, recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheets at June 30, 2013, takes into account the modification of the exercise price resulting from the Amendment and Waiver. At June 30, 2013, the Company determined the fair values of the Exchange Warrant and the Investment Warrants to be a weighted average of $0.41 per share, or an aggregate of $1,338,700, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.60; exercise price per share: $0.50; risk-free interest rate: 1.14% to 1.30%; remaining contractual term: 4.28 years to 4.70 years; volatility: 85.1% to 92.6%; and expected dividend rate: 0%. At June 30, 2013, the Company also re-measured the fair value of the Series A Exchange Warrant which may be issuable to Platinum upon the exchange of its shares of Series A Preferred Stock into shares of restricted common stock.  The Company determined the fair value of the Series A Exchange Warrant, also recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheets at June 30, 2013, to be $0.43 per share, or $3,250,400, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.60; exercise price per share: $0.50; risk-free interest rate: 1.41%; contractual term: 5.00 years; volatility: 98.1%; expected dividend rate: 0%; and adjusted for an assumed probability of issuance of 95%.

Warrant Modifications and Exercises

During the month of June 2013, the Company offered certain long term warrant holders the opportunity to exercise their warrants having an exercise price of $1.50 per share to purchase shares of the Company’s restricted common stock at a reduced exercise price of $0.50 per share through July 15, 2013.  Through June 30, 2013, warrant holders exercised warrants to purchase an aggregate of 357,462 restricted shares of the Company’s common stock and the Company received cash proceeds of $178,700.

The Company calculated the fair value of the warrants immediately before and after the modifications and exercises and determined that the fair value of the warrants exercised decreased by $34,500, which is reflected in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$0.75	$0.75
Exercise price per share (weighted average)	$1.50	$0.50
Risk-free interest rate (weighted average)	0.91%	0.03%
Expected term in years (weighted average)	3.91	0.07
Volatility (weighted average)	87.7%	74.1%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.35	$0.25

The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the modification.  Because of its short history as a public company, the Company has estimated volatility based on the historical volatilities of a peer group of public companies over the expected term of the option.  The expected term of the modified warrant is determined based on the offer and exercise date and July 15, 2013, the expiration date for the modification offer. The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of the modification for the term corresponding with the expected term of the warrant.  The expected dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

        On June 27, 2013, one of the Company’s executive officers exercised a warrant to purchase 50,000 restricted shares of the Company’s common stock at an exercise price of $0.64 per share and the Company received cash proceeds of $32,000.

Following the warrant modifications and exercises described above, at June 30, 2013, the Company had outstanding warrants to purchase shares of its restricted common stock at a weighted average exercise price of $1.03 per share as follows:

Exercise		Shares Subject to
Price	Expiration	Purchase at
per Share	Date	June 30, 2013

$0.50	10/11/2017 to 3/12/2018	3,272,577
$0.64	3/3/2023	2,950,000
$0.88	5/11/2014	15,428
$1.00	9/15/2017 to 9/30/2017	3,109,306
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	12/31/2013 to 3/14/2018	3,830,777
$1.75	12/31/2013	349,235
$2.00	9/15/2017	425,000
$2.50	5/11/2014	42,443
$2.625	12/31/2013	68,560
$3.00	5/11/2015 to 2/13/2016	125,000

		14,308,606

Note 10.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is one of the Company’s largest institutional stockholders at June 30, 2013.  As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the 2011 CHC Note was cancelled and exchanged for the 2012 CHC Note and the CHC Warrant.  The 2012 CHC Note bears interest at the rate of 7.5% compounded monthly and is payable in monthly installments of $10,000 beginning November 1, 2012 until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2012 Cato Note.  Total interest expense, including amortization of note discount, on notes payable to CHC was $16,100 and $5,100 in the three month periods ended June 30, 2013 and 2012, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $30,000 and $222,600 in the three month periods ended June 20, 2013 and 2012, respectively.

As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued to CRL (i) the CRL Note as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) the CRL Warrant. The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note accrues interest at a rate of 7.5% compounded monthly, is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant.  Total interest expense, including amortization of the note discount, on the CRL Note for the three month period ended June 30, 2013 was $27,900.

Note 11.  Subsequent Events

Warrant Modifications and Exercises

In connection with the warrant modification offer described in Note 9, Capital Stock, between July 1, 2013 and July 17, 2013, warrant holders exercised warrants to purchase an aggregate of 170,908 restricted shares of the Company’s common stock and the Company received cash proceeds of $85,500.  In addition, certain warrant holders exercised modified warrants to purchase 16,646 shares of the Company’s restricted common stock in lieu of payment by the Company in satisfaction of amounts due for professional services in the aggregate amount of $8,300.

Convertible Note issued to Platinum

On July 26, 2013, the Company issued a senior secured convertible promissory note in the principal amount of $250,000 to Platinum (the “July 2013 Note”). The July 2013 Note matures three years from the date of issuance and accrues interest at a rate of 10% per annum. Subject to certain terms and conditions, all principal and accrued interest under the July 2013 Note shall be payable by the Company through the issuance of restricted shares of common stock to Platinum. As additional consideration for the purchase of the July 2013 Note, the Company issued to Platinum a five-year warrant to purchase 250,000 shares of the Company’s common stock for $0.50 per share. In addition, the Company granted Platinum the right to exchange all amounts due under the terms of the July 2013 Note into such securities as may be offered by the Company to third party investors to finance its short-term working capital needs (“Exchange Securities”). In the event and at such time as the Company receives gross proceeds of at least $10.0 million resulting from the sale of the its common stock to Autilion AG, or its affiliates or nominees, the July 2013 Note shall automatically convert into such Exchange Securities

August 2013 Unit Financing

Through August 12, 2013, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold to such investor eight (8) Units, each Unit consisting of (i) a one-year 10% convertible note in the face amount of $25,000; (ii) 50,000 shares of the Company’s restricted common stock; and (iii) a three-year warrant to purchase 50,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share, and the Company received cash proceeds of $200,000. Additionally, the Units represent the Exchange Securities into which Platinum may convert its July 2013 Note.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements that are based on the current beliefs of our management, as well as current assumptions made by, and information currently available to, our management. All statements contained in the discussion below, other than statements that are purely historical, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our future actual results, performance or achievements to differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed in this section, as well as elsewhere in our other filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on estimates and assumptions we make in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances.

Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of non-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (“FDA”) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013 and in our other filings with the SEC. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors and stockholders.

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

Business Overview

We are a biotechnology company with expertise applying human pluripotent stem cell technology (“hPSC technology”) for drug rescue and regenerative cell therapy.

Drug rescue involves the combination of hPSC technology with modern medicinal chemistry to generate new chemical variants (“Drug Rescue Variants”) of promising small molecule drug candidates that pharmaceutical or biotechnology companies have discontinued during development due to unexpected safety concerns involving the heart and/or liver. We anticipate that our hPSC technology platform, Human Clinical Trials in a Test Tubetm, will allow us to assess the heart and liver toxicity profile of new drug candidates with greater speed and precision than in vitro techniques and technologies currently used in the drug development process.  Our drug rescue model is designed to leverage both substantial prior third-party investment in discovery and development of once-promising drug candidates which ultimately were discontinued prior to market approval and the predictive toxicology and other drug development capabilities of our Human Clinical Trials in a Test Tubetm platform.

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

Our immediate plan is to utilize the vast amount of information available in the public domain with respect to potential small molecule drug candidates for inclusion in our drug rescue programs.  We may also seek to acquire rights to drug rescue candidates that third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies have discontinued due to unexpected safety concerns involving the heart and/or liver.  In connection with our drug rescue programs, we plan to collaborate with contract medicinal chemistry and other third parties to generate and assess the therapeutics and commercial potential of each Drug Rescue Variant we generate. We plan to have economic participation rights in each Drug Rescue Variant we are able to generate in connection with our projected drug rescue programs.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 10-K for the fiscal year ended March 31, 2013, as filed with the United States Securities and Exchange Commission, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

During the quarter ended June 30, 2013, our scientific personnel have continued to expand the capabilities of CardioSafe 3D™ and further develop LiverSafe 3D™.  Additionally, we have continued to advance our evaluation of prospective drug rescue candidates. We successfully completed Phase 1 clinical development of AV-101 during our fiscal year ended March 31, 2013 and directed our current quarter efforts on finalizing AV-101 Phase 1b clinical study reports, as required under the terms of our NIH grant awards and to facilitate further collaborative development of AV-101.

Our executive management has been significantly focused on providing sufficient operating capital to advance our research and development objectives while meeting our continuing operational needs. To that end, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Amended Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  Under the terms of the Amended Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million, in a series of tranches between June 27, 2013 and September 30, 2013 (cumulatively, the “Autilion Financing”). At June 30, 2013, we had completed a nominal initial closing of the Autilion Financing. Although we have not yet completed an additional closing under the Autilion Financing subsequent to June 30, 2013, we have been informed by Autilion that we will receive the total $36 million of proceeds contemplated by the Amended Purchase Agreement. We can, however, give no assurances as to whether we will receive any additional funding in connection with the Autilion Financing in a timely manner, if at all.  The Amended Purchase Agreement also provides for the election to our Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  This transaction is described in greater detail in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Pending the closing of a significant tranche of the Autilion Financing, during June 2013, we offered certain warrant holders the opportunity to exercise outstanding warrants having an exercise price of $1.50 per share to purchase shares of our restricted common stock at a reduced exercise price of $0.50 per share.  Through July 2013, warrant holders exercised modified warrants to purchase an aggregate of 528,370 restricted shares of our common stock and we received cash proceeds of $264,200.  In addition, certain long-term warrant holders exercised modified warrants to purchase 16,646 shares of our restricted common stock in lieu of payment by us in satisfaction of amounts due for professional services in the aggregate amount of $8,300. Additionally, in July 2013, we issued to Platinum a senior secured convertible note in the face amount of $250,000 (the “July 2013 Note”) and a five-year warrant to purchase 250,000 shares of our restricted common stock at an exercise price of $0.50 per share. Through the date of this report, in August 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we sold to such investor eight (8) Units, each Unit consisting of (i) a one-year 10% convertible note in the face amount of $25,000 (ii) 50,000 shares of our restricted common stock and (iii) a three-year warrant to purchase 50,000 restricted shares of our common stock at an exercise price of $1.00 per share, and we received cash proceeds of $200,000.  Under certain circumstances, the July 2013 Note issued to Platinum is convertible into ten (10) Units.

Comparison of Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for the three months ended June 30, 2013 and 2012 (amounts in $000).

	Quarter Ended June 30,
	2013	2012
Revenues:
Grant revenue	$-	$200
Operating expenses:
Research and development	695	866
General and administrative	605	1,055
Total operating expenses	1,300	1,921
Loss from operations	(1,300)	(1,721)
Other expenses, net:
Interest expense, net	(316)	(103)
Change in warrant liabilities	1,805	-
Income (loss) before income taxes	189	(1,824)
Income taxes	(3)	(2)
Net income (loss)	$186	$(1,826)

Revenue

The following table compares our primary revenue sources between the periods (in $000):
	Three Months Ended June 30,
	2013	2012

NIH - AV-101 grant	$-	$187
Subcontract revenue	-	13

Total Revenue	$-	$200

We reported no grant or subcontract revenue for the quarter ended June 30, 2013. We have successfully completed our Phase I development of AV-101, our prodrug candidate for the treatment of neuropathic pain.  We reported no grant revenue from the NIH grant in the quarter ended June 30, 2013 as the grant expired in its normal course at June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant prior to its expiration.  Revenue associated with our subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $695,500 for the quarter ended June 30, 2013, a 20% decrease compared to $866,300 for the quarter ended June 30, 2012.  The following table compares the primary components of research and development expense between the periods (in $000):
	Three Months Ended June 30,
	2013	2012

Salaries and benefits	$233	$201
Stock-based compensation	88	27
UHN research under SRCA	76	150
Technology licenses and royalties	160	27
Project-related third-party research and supplies:
AV-101	30	372
All other including CardioSafe and LiverSafe	67	57
	97	429
Rent	30	28
Depreciation	11	4

Total Research and Development Expense	$695	$866

The increase in R&D salaries and benefits expense reflects the impact of the addition of a research technician in April 2013, the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our President and Chief Scientific Officer, and general increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of a warrant to our President and Chief Scientific Officer that vests over three years, subject to certain vesting acceleration events, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years and the granting of new options vesting over two years and having an exercise price of $0.75 per share to those same employees and consultants. Sponsored research at UHN in both 2013 and 2012 reflects our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense increased in 2013 reflecting increased costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are passed on to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012 and completed them by mid-year 2012. AV-101 expenses in the current quarter of 2013 reflect the costs associated with finalizing the clinical trial results and preparing reports required under the terms of the NIH grant, primarily through our contract research collaborator, Cato Research Ltd.

General and Administrative Expense

General and administrative expense was $604,600 for the quarter ended June 30, 2013, a 43% reduction compared with $1,055,300 for the quarter ended June 30, 2012.  The following table compares the primary components of general and administrative expenses between the periods (in $000):

	Three Months Ended June 30,
	2013	2012

Salaries and benefits	$209	$140
Stock-based compensation	110	44
Consulting services	24	47
Legal, accounting and other professional fees	179	208
Investor relations	30	99
Insurance	31	32
Travel and entertainment	13	-
Rent and utilities	23	23
Warrant modification expense	(34)	436
All other expenses	20	26

Total General and Administrative Expense	$605	$1,055

The increase in administrative salaries and benefits expense reflects the impact of (i) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our Chief Executive Officer; (ii) the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status; (iii) the April 2013 conversion of an administrative assistant from part-time consultant to full-time employee status, and (iv) general annual increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of warrants vesting over three years, subject to certain vesting acceleration events, to certain of our senior management and to the independent members of our Board of Directors, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and consultants in prior years and the granting of new options vesting over two years and having an exercise price of $0.75 per share to those same employees and consultants.  The reduction in legal, accounting and other professional fees is primarily the result of the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status, as noted above. During 2012, we had engaged third parties to provide us with investor relations services and to conduct market awareness initiatives that had not been necessary as a private company; for strategic purposes, we have scaled back those initiatives during 2013.  In 2012, we incurred non-cash warrant modification expense of $436,000 related to the increase in the fair value of the underlying warrants due to reducing the exercise price of certain outstanding warrants to purchase our common stock. In 2013, we reduced the exercise price of certain warrants for a limited period of time and the resulting fair value of the warrants so modified decreased.

Interest and Other Expenses, Net

Interest expense, net totaled $316,400 for the three months ended June 30, 2013, approximately three times the $102,800 reported for the three months ended June 30, 2012.  The following table summarizes the primary components of interest expense for each of the periods (in $000):
	Three Months Ended
	June 30,
	2013	2012

Interest expense on promissory notes, including discount amortization	$299	$116
Charge for fair value of replacement warrants issued in connection
with exercise of modified warrants	-	35
Charge related to registration rights for February 2012 12%
convertible notes	-	5
Other interest expense, including on capital leases and premium financing	2	2
	301	158
Effect of foreign currency fluctuations on notes payable	17	(55)
Interest Income	(2)	-

Interest Expense, net	$316	$103

The increase in interest expense is primarily attributable to the accrued interest and discount amortization recorded for the July 2012 through March 2013 issuance and restructuring of an aggregate of $3.3 million of 10% senior secured convertible notes to Platinum and the restructuring in September and October 2012 of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network. These transactions are described in greater detail in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

In conjunction with the issuance to Platinum, pursuant to the October 2012 Note Exchange and Purchase Agreement, of certain Senior Secured Convertible Promissory Notes and the related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013 (as described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), and the potential issuance of the Series A Exchange Warrant to Platinum, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities.  Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution.  During the current quarter, we recognized non-cash income of $1.8 million related to the decrease in the estimated fair value of these liabilities since March 31, 2013, which resulted primarily from the decrease in the market price of our common stock in relation to the anticipated exercise price of the warrants.

Liquidity and Capital Resources

Since our inception in May 1998, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including secured and unsecured convertible promissory notes and secured and unsecured short-term promissory notes, for cash consideration, as well as from government research grant awards and strategic collaboration payments.  At June 30, 2013, we had $89,800 in cash and cash equivalents, including funds from the exercise of modified warrants and from the initial closing of the Autilion Financing (described below).

As described previously, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Amended Purchase Agreement”) providing for the issuance to Autilion AG (“Autilion"), of 72 million shares of our common stock for total gross proceeds to us of $36 million (the “Autilion Financing”). At June 30, 2013, we had completed a nominal initial closing of the Autilion Financing.  Although we have not yet completed an additional closing under the Autilion Financing subsequent to June 30, 2013, we have been informed by Autilion that we will receive the $36 million of proceeds contemplated by the Amended Purchase Agreement.

We anticipate that our cash expenditures during the next twelve months will be approximately $4.0 to $6.0 million. We believe that our current cash and cash equivalents, combined with the expected cash proceeds from the Autilion Financing, will enable us to fund our operations well beyond the next twelve months.  There have, however, been delays in the closing of certain tranches of the Autilion Financing in accordance with the Amended Purchase Agreement.  Autilion has informed us that such delays result from administrative delays involving Autilion and its international affiliates and investment partners.  Accordingly, we can provide no assurance regarding whether we will receive additional funding or the specific timing of such funding, if any, in connection with the Autilion Financing. In the event that we are not able to close with respect to at least a significant portion of the remaining proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing. Substantial additional financing may not be available on a timely basis on terms acceptable to us, or at all. In the event we are unable to obtain additional financing, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern. In the event the Autilion Financing is completed in an amount exceeding $11.0 million, and we issue over 22 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing in substantial part or in full.

To meet our cash needs and fund our working capital requirements prior to the completion of a significant tranche of the Autilion Financing, on July 30, 2013, we issued to Platinum a senior secured convertible note in the face amount of $250,000 (the “July 2013 Note”) and a five-year warrant to purchase 250,000 shares of our restricted common stock at an exercise price of $0.50 per share. Through the date of this report, in August 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we sold to such investor eight (8) Units in which each Unit consists of (i) a one-year 10% convertible note in the face amount of $25,000 (ii) 50,000 shares of our restricted common stock and (iii) a three-year warrant to purchase 50,000 restricted shares of our common stock at an exercise price of $1.00 per share, and we received cash proceeds of $200,000. Additionally, we granted Platinum the right to convert the July 2013 Note and related accrued interest into such Units. The July 2013 Note will automatically convert into such Units in the event and at such time as we receive gross proceeds of at least $10.0 million resulting from the sale of our common stock pursuant to the Autilion Financing.

If and as necessary, we may supplement the expected proceeds from the Autilion Financing through a combination of additional private placements of our securities, which may include both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities as necessary to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, on terms favorable to us, and without substantial dilution to our current stockholders, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If we obtain additional strategic financing by selling our equity or debt securities, we anticipate that substantial dilution to our existing stockholders will result. Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of our strategic opportunities related to our stem cell technology platform, including drug rescue and cell therapy research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us. To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Quarter Ended
	June 30,
	2013	2012

Net cash used in operating activities	$(732)	$(296)
Net cash used in investing activities	$(10)	$-
Net cash provided by financing activities, including warrant exercises and sale of common stock in 2013 and warrant exercises in 2012	$193	$247

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any legal proceedings nor do we know of any legal proceedings which are threatened or contemplated.

Item 1A.  Risk Factors

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013:

We have entered into a strategic financing agreement to provide us with $36.0 million in working capital.  An initial closing under the agreement resulting in nominal proceeds has occurred; however, no further scheduled closings have occurred.   No assurances can be given that we will consummate any further closings under the strategic financing agreement, in which event we will need to secure alternative sources of capital, which may not be available on acceptable terms, or at all, potentially resulting in our inability to continue as a going concern.

In April 2013, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) providing for the issuance to Autilion AG, a corporation organized and existing under the laws of Switzerland  (“Autilion), of 72 million shares of our common stock for total gross proceeds of $36 million (the “AutilionFinancing”). As amended, the Purchase Agreement provides for a series of closings between June 27, 2013 and September 30, 2013.  As of the date of this report, a closing resulting in nominal proceeds from the Autilion Financing has occurred.  However, further scheduled closings have not occurred.  We are informed by Autilion that the failure to close is due to administrative delays involving Autilion and its international affiliates and investment partners.  Because the scheduled closings have not occurred, the Purchase Agreement is currently in default.  We have been informed by Autilion that we will receive the total $36 million of proceeds contemplated by the Purchase Agreement.  However, we can give no assurances as to whether we will receive any additional funding in connection with the Autilion Financing. In the event we are not able to close with respect to at least a significant portion of the proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing. Substantial additional financing may not be available on a timely basis, on terms acceptable to us, or at all.  In the event we are unable to obtain additional financing, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Modification and Exercise of Warrants

During June 2013, the Company offered certain long-term warrant holders the opportunity to exercise outstanding warrants having an exercise price of $1.50 per share to purchase shares of the Company’s restricted common stock at a reduced exercise price of $0.50 per share.  Through July 17, 2013, warrant holders exercised modified warrants to purchase an aggregate of 528,370 restricted shares of the Company’s common stock and the Company received cash proceeds of $264,185.  In addition, certain long-term warrant holders exercised modified warrants to purchase 16,646 shares of the Company’s restricted common stock in lieu of payment by the Company in satisfaction of amounts due for professional services in the aggregate amount of $8,323. The Company has used the proceeds from the exercise of the warrants for general corporate purposes.  The unregistered shares of common stock issued pursuant to the warrant exercises were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

101.INS *	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2013