Form 10-Q
period 2013-09-30
VistaGen Therapeutics, Inc.
filed 2013-11-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of November 12, 2013, 22,181,877 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2013

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)
	September 30,	March 31,
	2013	2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$6,500	$638,100
Prepaid expenses and other current assets	147,500	33,700
Total current assets	154,000	671,800
Property and equipment, net	205,100	180,700
Security deposits and other assets	46,900	29,000
Total assets	$406,000	$881,500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,984,000	$1,353,600
Accrued expenses	462,000	342,900
Advance from officer	30,000	-
Current portion of notes payable and accrued interest	661,600	617,200
Current portion of notes payable to related parties and accrued interest	100,000	93,000
Convertible promissory notes and accrued interest, net of discount of $200,600 at September 30, 2013	7,400	-
Capital lease obligations	8,400	7,600
Total current liabilities	3,253,400	2,414,300
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $2,170,500 at September 30, 2013 and $1,963,100 at March 31, 2013 and accrued interest	1,648,100	1,425,700
Notes payable, net of discount of $1,004,300 at September 30, 2013 and $1,142,600 at March 31, 2013	2,345,700	2,091,800
Notes payable to related parties, net of discount of $125,900 at September 30, 2013 and $147,200 at March 31, 2013 and accrued interest	1,171,700	1,106,000
Warrant liability	4,657,300	6,394,000
Deferred rent liability	81,400
Capital lease obligations	2,600	6,100
Total non-current liabilities	9,906,800	11,023,600
Total liabilities	13,160,200	13,437,900

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at September 30, 2013 and March 31, 2013; 500,000 Series A shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2013 and March 31, 2013; 24,535,185 and 23,480,169 shares issued at September 30, 2013 and March 31, 2013, respectively	24,500	23,500
Additional paid-in capital	60,336,000	59,266,000
Treasury stock, at cost, 2,713,308 shares of common stock held at September 30, 2013 and March 31, 2013	(3,968,100)	(3,968,100)
Note receivable from sale of common stock	(203,800)	(209,100)
Deficit accumulated during development stage	(68,943,300)	(67,669,200)
Total stockholders’ deficit	(12,754,200)	(12,556,400)
Total liabilities and stockholders’ deficit	$406,000	$881,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)
					May 26, 1998
					(Inception)
					Through
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,
	2013	2012	2013	2012	2013
Revenues:
Grant revenue	$-	$-	$-	$200,400	$12,963,100
Collaboration revenue	-	-	-	-	2,283,600
Other	-	-	-	-	1,123,500
Total revenues	-	-	-	200,400	16,370,200
Operating expenses:
Research and development	669,300	1,106,300	1,364,800	1,972,600	30,920,500
Acquired in-process research and development	-	-	-	-	7,523,200
General and administrative	545,900	575,900	1,150,500	1,631,200	31,831,600
Total operating expenses	1,215,200	1,682,200	2,515,300	3,603,800	70,275,300
Loss from operations	(1,215,200)	(1,682,200)	(2,515,300)	(3,403,400)	(53,905,100)
Other expenses, net:
Interest expense, net	(323,200)	(273,500)	(639,600)	(376,300)	(11,001,800)
Change in warrant and put and note extension
option liabilities	78,600	-	1,883,500	-	666,200
Loss on early extinguishment of debt	-	-	-	-	(4,761,300)
Other income	-	-	-	-	81,900
Loss before income taxes	(1,459,800)	(1,955,700)	(1,271,400)	(3,779,700)	(68,920,100)
Income taxes	-	-	(2,700)	(1,900)	(23,200)
Net loss	$(1,459,800)	$(1,955,700)	$(1,274,100)	$(3,781,600)	$(68,943,300)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.06)	$(0.22)

Weighted average shares used in computing
Basic and diluted net loss per common share	21,630,587	17,094,833	21,225,315	16,969,433

Comprehensive loss	$(1,459,800)	$(1,955,700)	$(1,274,100)	$(3,781,600)	$(68,943,300)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)
			Period From
			May 26, 1998
			(Inception)
	Six Months Ended September 30,		Through September
	2013	2012	30, 2013
Cash flows from operating activities:
Net loss	$(1,274,100)	$(3,781,600)	(68,943,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,800	11,800	803,300
Acquired in-process research and development	-	-	7,523,200
Amortization of imputed discount on non-interest bearing notes	-	-	45,000
Amortization of discounts on 7%, 7.5% and 10% notes	161,900	53,000	635,600
Amortization of discounts on Platinum notes	40,100	-	3,602,200
Amortization of discounts on August 2010 short-term notes	-	-	572,000
Amortization of discounts on February 2012 12% convertible notes	-	18,100	22,700
Loss (gain) on currency fluctuation	(9,300)	(28,500)	(62,300)
Loss on early extinguishment of debt	-	-	4,761,300
Loss on settlements of accounts payable	-	78,300	78,300
Change in warrant and put and note term extension option liabilities	(1,883,500)	-	(666,300)
Stock-based compensation	424,300	148,300	6,019,900
Expense related to modification of warrants	(32,900)	440,700	1,217,000
Non-cash rent and relocation expense	40,800	-	40,800
Fair value of Series C preferred stock, common stock, and warrants granted for services	-	-	925,400
Fair value of common stock granted for services prior to the Merger	-	-	2,225,500
Fair value of common stock granted for services following the Merger	-	183,100	792,000
Fair value of warrants granted for services and interest following the Merger	46,600	48,500	794,900
Fair value of additional warrants granted pursuant to exercises of modified warrants (fiscal year 2013) and under Discounted Warrant Exercise Program (fiscal year 2012)	-	35,900	174,000
Fair value of common stock issued for note term modification	-	-	22,400
Interest income on note receivable for stock purchase	(500)	-	(28,100)
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,800)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	-	106,200	-
Prepaid expenses and other current assets	3,300	(26,300)	45,000
Security deposits and other assets	(17,900)	-	(46,900)
Accounts payable and accrued expenses	1,159,000	1,195,100	17,130,500
Deferred revenues	-	(13,200)	-
Net cash used in operating activities	(1,316,400)	(1,530,600)	(22,288,100)

Cash flows from investing activities:
Purchases of equipment, net	(33,700)	-	(849,900)
Net cash used in investing activities	(33,700)	-	(849,900)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including units	267,300	170,000	4,252,400
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Proceeds from exercise of modified warrants	264,200	262,100	1,692,600
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Proceeds of advance from officer	30,000	-	30,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of Platinum notes and warrants	250,000	1,250,000	7,172,100
Net proceeds from issuance of 2008/2010 notes and warrants	-	-	2,971,800
Net proceeds from issuance of 2006/2007 notes and warrants	-	-	1,025,000
Net proceeds from issuance of 7% notes payable	-	-	55,000
Net proceeds from issuance of August 2010 short-term notes and warrants	-	-	800,000
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(2,700)	(10,000)	(120,100)
Repayment of notes	(90,300)	(209,100)	(1,919,400)
Net cash provided by financing activities	718,500	1,463,000	23,144,500
Net (decrease) increase in cash and cash equivalents	(631,600)	(67,600)	6,500
Cash and cash equivalents at beginning of period	638,100	81,000	-
Cash and cash equivalents at end of period	$6,500	$13,400	$6,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company with expertise in human pluripotent stem cell technology (“hPSC technology”).  The Company is currently applying its hPSC technology for drug rescue, including predictive toxicology and drug metabolism screening. The Company’s primary goal is to use its hPSC technology platform, Human Clinical Trials in a Test Tube™, and its network of strategic relationships, to generate novel, proprietary, safer variants (Drug Rescue Variants) of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by biotechnology or pharmaceutical companies prior to market approval due to unexpected heart or liver safety concerns.  The Company’s drug rescue strategy focuses on leveraging both substantial prior third-party investment in discovery and development of drug candidates now suitable for drug rescue and its hPSC technology to make in vitro predictions of how humans will respond to Drug Rescue Variants, early in the drug development cost curve, before they are tested in animals or humans.

AV-101 is VistaGen's orally-available, small molecule prodrug candidate.  AV-101 has successfully completed Phase 1 clinical development in the Unites States for treatment of neuropathic pain. Neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, affects millions of people worldwide. The NIH awarded VistaGen approximately $8.8 million for preclinical and Phase 1 clinical development of AV-101.  VistaGen is currently exploring potential strategic alternatives for further development of AV-101 for neuropathic pain and depression.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to hPSC technology research and development, including, among other things, bioassay system development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

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

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2013 has been derived from the Company's audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the quarter and six months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2014 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”).

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through September 30, 2013, the Company has a deficit accumulated during its development stage of $68.9 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue programs and, potentially, regenerative cell therapy programs.

Since its inception in May 1998, the Company has financed its operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $25.2 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues.  Additionally, the Company has issued equity securities with an approximate value at issuance of $12.6 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to the Company or as compensation for such services. At September 30, 2013, the Company had approximately $6,500 in cash and cash equivalents. Such cash and cash equivalents are not sufficient to enable the Company to fund its planned operations, including expected cash expenditures of approximately $5 million through the next twelve months. However, on April 8, 2013, the Company entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”). Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of tranches scheduled to have closed on or before September 30, 2013 (“Autilion Financing”). At September 30, 2013, the Company had completed a nominal initial closing of $25,000 and issued 50,000 restricted shares of its common stock under the Autilion Financing.  Autilion has informed the Company that the delayed closing of the Autilion Financing is due to administrative matters and financial transactions involving Autilion, its international affiliates, investment partners and counterparties, including financial transactions intended to increase substantially the aggregate amount of investment capital available to Autilion and its affiliates.  Although Autilion remains in default under the Securities Purchase Agreement, subsequent to September 30, 2013, Autilion has informed the Company that the Company will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement. As a result of the delay in closing the Autilion Financing prior to the date of this report, however, the Company, cannot give any assurances as to whether it will receive any additional funding from Autilion in connection with the Autilion Financing in a timely manner, or at all.  To provide working capital for operations prior to the anticipated closing of the Autilion Financing, from September 30, 2013 through the date of this report, the Company completed private placements of its securities resulting in aggregate cash proceeds of $175,000, as described in Note 11, Subsequent Events.

To the extent necessary, the Company may also seek to meet its cash needs and fund its working capital requirements through a combination of additional private placements of its securities, which may include both debt and equity securities issued to Platinum Long Term Growth Fund VII (“Platinum”), currently its largest institutional investor, and/or other investors, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Additionally, the Company expects that its participation in strategic collaborations, including licensing transactions, may provide additional cash in support of its future working capital requirements.  If the Company is unable to complete the Autilion Financing under the Securities Purchase Agreement or obtain sufficient financing from other sources, if required, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s small molecule prodrug candidate for neuropathic pain, depression and potentially other neurological conditions, and costs related to the application and prosecution of patents related to the Company’s hPSC technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

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

       The Company recorded share-based compensation costs of $125,900 and $223,700 related to option grants for the three and six month periods ended September 30, 2013, respectively, and $77,300 and $148,300 for the three and six month periods ended September 30, 2012, respectively.  The Company recorded additional share-based compensation costs of $100,300 and $200,600 for the three and six month periods ended September 30, 2013 related to warrants granted to certain of its officers and to its independent directors in March 2013. During the six months ended September 30, 2013, the Company granted options to purchase an aggregate of 80,000 shares at exercise prices from $0.80 per share to $0.82 per share (the quoted market price on the grant date) to two employees and a consultant. During the six months ended September 30, 2012, the Company granted options to purchase an aggregate of 155,000 shares at an exercise price of $0.51 per share (the quoted market price on the grant date) to certain employees (excluding senior management) and certain scientific consultants. At September 30, 2013, there were options outstanding to purchase 4,788,110 shares of the Company’s common stock at a weighted average exercise price of $1.31 per share.

Warrant Liability

The Company has issued certain warrants to Platinum and, subject to Platinum’s exercise of its rights to exchange shares of the Company’s Series A Preferred stock that it holds, is obligated to issue an additional warrant to Platinum, that contain an exercise price adjustment feature in the event the Company subsequently issues additional equity instruments at a price lower than the exercise price of the warrants. The Company accounts for these warrants as non-cash liabilities and estimates their fair value as described in Note 4, Fair Value Measurements; Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock. The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in determining the fair value of the warrant and the related liability is the Company‘s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting change in the fair value of the warrant liability on the Company’s net loss is therefore also subject to significant fluctuation and will continue to be so until all of the warrants are issued and exercised, amended or expire. Assuming all other fair value inputs remain generally constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

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

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	September 30,
	2013	2012
Series A preferred stock issued and outstanding (1)	15,000,000	5,000,000
Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000	-
Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,788,110	4,920,771
Outstanding warrants to purchase common stock	14,674,728	5,127,434
February 2012 12% convertible promissory notes and accrued interest	-	357,900
10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including accrued interest through September 30, 2013 (2)	7,127,926	-
10% convertible note issued to Platinum on July 26, 2013, including accrued interest through September 30, 2013	509,214	-
10% convertible notes issued as a component of Unit Offering, including accrued interest through September 30, 2013	416,111	-
Total	50,016,089	15,406,105
(1) at September 30, 2013, assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2013, that are of significance or potential significance to the Company.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013, March 2013, and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the Note Exchange and Purchase Agreement of October 2012 between the Company and Platinum (see Note 7, Convertible Promissory Notes and Other Notes Payable), and the issuance of the warrant related to the Senior Secured Convertible Promissory Note issued to Platinum in July 2013, the Company determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities, which were recorded at their estimated fair value. The Company determined the initial fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value include the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A Preferred it holds into shares of common stock. Changes in the fair value of these warrant liabilities since March 31, 2013 have been recognized as non-cash component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter and six months ended September 30, 2013.

    The fair value hierarchy for the warrant liability measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
Warrant liability	$4,657,300	$-	$-	$4,657,300
March 31, 2013:
Warrant liability	$6,394,000	$-	$-	$6,394,000

    During the six month period ended September 30, 2013, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.  The decline in the market price of the Company’s common stock since March 31, 2013 and the reduction in the exercise price of the warrants as described in Note 9, Capital Stock, are the primary factors resulting in the reduction in the warrant liability.

    The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:
Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Warrant Liability

Balance at March 31, 2013	$6,394,000

Recognition of warrant liability upon issuance of Senior Secured Convertible Promissory Note to Platinum on July 26, 2013	146,800
Mark to market gain included in net loss	(1,883,500)
Balance at September 30, 2013	$4,657,300

        No assets or other liabilities were carried at fair value at September 30, 2013 or March 31, 2013.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is composed of the following at September 30, 2013 and March 31, 2013:

	September 30,	March 31,
	2013	2013

Insurance	$81,500	$19,700
Rent	20,200	-
Legal fees	3,400	3,400
Interest receivable on note receivable from sale of common stock	2,100	1,600
Receivable from landlord	24,100	-
Technology license fees and all other	16,200	9,000
	$147,500	$33,700

Note 6. Accrued Expenses

Accrued expenses is composed of the following at September 30, 2013 and March 31, 2013:
	September 30,	March 31,
	2013	2013

Accrued professional services	$98,300	$67,800
Accrued vacation pay and other compensation	271,600	219,300
Accrued royalties and license fees	92,100	25,000
All other	-	30,800
	$462,000	$342,900

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the Company’s secured and unsecured promissory notes and other notes payable at September 30, 2013 and March 31, 2013.
	September 30, 2013			March 31, 2013
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory
Notes issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$130,900	$1,403,500	$1,272,600	$61,700	$1,334,300
Investment note issued on October 11, 2012	500,000	51,500	551,500	500,000	24,200	524,200
Investment note issued on October 19, 2012	500,000	50,200	550,200	500,000	23,000	523,000
Investment note issued on February 22, 2013	250,000	15,700	265,700	250,000	2,600	252,600
Investment note issued on March 12, 2013	750,000	43,100	793,100	750,000	4,700	754,700
	3,272,600	291,400	3,564,000	3,272,600	116,200	3,388,800

Convertible promissory note issued on July 26, 2013	250,000	4,600	254,600	-	-	-
Total senior notes	3,522,600	296,000	3,818,600	3,272,600	116,200	3,388,800

Aggregate note discount	(2,170,500)	-	(2,170,500)	(1,963,100)	-	(1,963,100)
Net Senior notes (non-current)	$1,352,100	$296,000	$1,648,100	$1,309,500	$116,200	$1,425,700

10% Convertible Promissory Notes (2013 Unit Notes)	$205,000	$3,000	$208,000	$-	$-	$-
Note discount	(200,600)	-	(200,600)	-	-	-
Net convertible notes (all current)	$4,400	$3,000	$7,400	$-	$-	$-

Notes Payable to unrelated parties:
7.5% notes payable to service providers for
accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$3,400	$93,800	$90,400	$-	$90,400
Desjardins	191,600	8,000	199,600	194,100	800	194,900
McCarthy Tetrault	387,300	12,200	399,500	403,100	1,700	404,800
August 2012 Morrison & Foerster Note A	918,200	39,100	957,300	937,400	-	937,400
August 2012 Morrison & Foerster Note B (1)	1,379,400	126,400	1,505,800	1,379,400	60,100	1,439,500
University Health Network (1)	549,500	40,100	589,600	549,500	19,400	568,900
	3,516,400	229,200	3,745,600	3,553,900	82,000	3,635,900
Note discount	(1,004,300)	-	(1,004,300)	(1,142,600)	-	(1,142,600)
	2,512,100	229,200	2,741,300	2,411,300	82,000	2,493,300
less: current portion	(385,400)	(62,700)	(448,100)	(450,300)	(2,500)	(452,800)
non-current portion and discount	$2,126,700	$166,500	$2,293,200	$1,961,000	$79,500	$2,040,500

5.75% and 10.25% notes payable to insurance
premium financing company (current)	$57,400	$-	$57,400	$4,200	$-	$4,200

10% notes payable to vendors for accounts
payable converted to notes payable	$119,400	$28,700	$148,100	$128,800	$23,300	$152,100
less: current portion	(119,400)	(28,700)	(148,100)	(128,800)	(23,300)	(152,100)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% note payable (August 2012)	$58,800	$1,700	$60,500	$59,400	$-	$59,400
less: current portion	(6,300)	(1,700)	(8,000)	(8,100)	-	(8,100)
7.0% notes payable - non-current portion	$52,500	$-	$52,500	$51,300	$-	$51,300

Total notes payable to unrelated parties	$3,752,000	$259,600	$4,011,600	$3,746,300	$105,300	$3,851,600
less: current portion	(568,500)	(93,100)	(661,600)	(591,400)	(25,800)	(617,200)
non-current portion	3,183,500	166,500	3,350,000	3,154,900	79,500	3,234,400
less: discount	(1,004,300)	-	(1,004,300)	(1,142,600)	-	(1,142,600)
	$2,179,200	$166,500	$2,345,700	$2,012,300	$79,500	$2,091,800

Notes payable to related parties:
October 2012 7.5% note to Cato Holding Co.	$293,600	$18,900	$312,500	$293,600	$7,400	$301,000
October 2012 7.5% note to Cato Research Ltd. (1)	1,009,000	76,100	1,085,100	1,009,000	36,200	1,045,200
	1,302,600	95,000	1,397,600	1,302,600	43,600	1,346,200
Note discount	(125,900)	-	(125,900)	(147,200)	-	(147,200)
Total notes payable to related parties	1,176,700	95,000	1,271,700	1,155,400	43,600	1,199,000
less: current portion	(81,100)	(18,900)	(100,000)	(85,600)	(7,400)	(93,000)
non-current portion and discount	$1,095,600	$76,100	$1,171,700	$1,069,800	$36,200	$1,106,000

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

The Exchange Note and each Investment Note (together, the “Notes”) accrue interest at a rate of 10% per annum and, subject to certain limitations and exceptions set forth in the Notes, unless converted earlier and voluntarily by Platinum, will be due and payable in restricted shares of the Company’s common stock on October 11, 2015, or three years from the date of issuance, as determined by the terms of the respective Investment Notes. At maturity, all principal and accrued interest under the Notes will be payable by the Company through the issuance of restricted shares of common stock to Platinum.  Subject to certain potential adjustments set forth in the Notes, the number of restricted shares of common stock issuable as payment in full for each of the Notes at maturity will be calculated by dividing the outstanding Note balance plus accrued interest by $0.50 per share. Prior to maturity, the outstanding principal and any accrued interest on the Exchange Note and each of the Investment Notes is convertible, in whole or in part, at Platinum’s option into shares of the Company’s common stock at a conversion price of $0.50 per share, subject to certain adjustments. The conversion feature in each of the Notes constituted a beneficial conversion feature at the date of issuance.

As additional consideration for the purchase of the Investment Notes, the Company agreed to issue to Platinum warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock, issuable in separate tranches together with each Investment Note, of which a warrant to purchase 500,000 shares was issued to Platinum on October 11, 2012 and on October 19, 2012, a warrant to purchase 250,000 shares was issued to Platinum on February 22, 2013 and a warrant to purchase 750,000 shares was issued to Platinum on March 12, 2013 (each an “Investment Warrant”).  In addition, the Company issued Platinum a warrant to purchase 1,272,577 shares of the Company’s common stock in connection with the issuance of the Exchange Note (the “Exchange Warrant”). At issuance, the Platinum Exchange Warrant and each Investment Warrant had a term of 5 years and an exercise price of $1.50 per share, subject to certain adjustments. See Note 9, Capital Stock, regarding a modification of the exercise price of the Exchange Warrant and the Investment Warrants made in May 2013.  In connection with the October 2012 Agreement, the Company and Platinum also executed and subsequently amended a security agreement to secure repayment of all obligations due and payable under the terms of the Exchange Note and all of the Investment Notes.

    On July 26, 2013, the Company issued an additional senior secured convertible promissory note in the principal amount of $250,000 to Platinum (the “July 2013 Note”). The July 2013 Note matures on July 26, 2016 and accrues interest at a rate of 10% per annum. Subject to certain terms and conditions, all principal and accrued interest under the July 2013 Note will be payable by the Company through the issuance of restricted shares of common stock to Platinum. Subject to certain potential adjustments set forth in the July 2013 Note, the number of restricted shares of common stock issuable as payment in full for the July 2013 Note at maturity will be calculated by dividing the outstanding balance plus accrued interest of the July 2013 Note by $0.50 per share. In the same manner as the earlier Notes, prior to maturity, the outstanding principal and any accrued interest on the July 2013 Note is convertible, in whole or in part, at Platinum’s option into shares of the Company’s restricted common stock at a conversion price of $0.50 per share, subject to certain adjustments. The conversion feature in the July 2013 Note constituted a beneficial conversion feature at the date of issuance. As additional consideration for the purchase of the July 2013 Note, the Company issued to Platinum a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “July 2013 Warrant”). In addition, the Company granted Platinum the right to exchange all amounts due under the terms of the July 2013 Note into the 2013 Unit Private Placement securities (see Note 9, Capital Stock) offered by the Company to third party investors to finance its short-term working capital needs (the “Exchange Securities”). Upon the Company’s receipt of gross proceeds of at least $10.0 million from the Autilion Financing, the July 2013 Note will automatically convert into the Exchange Securities

    Subject to limited exceptions, the Exchange Warrant, each of the Investment Warrants, and the July 2013 Warrant include certain exercise price reset and anti-dilution protection features in the event that the Company issues other shares of common stock during the five-year term of the warrants at a price less than their initial $1.50 per share exercise price (subsequently modified to $0.50 per share exercise price as described in Note 9, Capital Stock) , or $0.50 per share exercise price in the case of the July 2013 Warrant. As a result of these provisions, the Exchange Warrant, the Investment Warrants and the July 2013 Warrant do not meet the criteria set forth in ASC 815, Derivatives and Hedging, to be considered indexed to the Company’s own stock and treated as equity instruments. Consequently, the Company recorded the Exchange Warrant, each of the Investment Warrants and the July 2013 Warrant as liabilities at their fair value, which was estimated at the issuance date using a Monte Carlo simulation model or the Black-Scholes Option Pricing model.  The fair value of the Exchange Warrant at the date of issuance was recorded as a liability and as a corresponding charge to loss on early extinguishment of debt in the Statement of Operations and Comprehensive Income in the third quarter of the fiscal year ended March 31, 2013.  The fair value of each Investment Warrant at the date of issuance was recorded as a liability and as a corresponding discount to the respective Investment Note.  Subject to limitations of the absolute amount of discount attributable to each Investment Note and the July 2013 Note, the Company treated the issuance-date intrinsic value of the beneficial conversion feature embedded in each note as an additional component of the discount attributable to each note and recorded a discount attributable to the beneficial conversion feature for each note.

    The fair value of the July 2013 Warrant at inception was determined to be $146,800 using the Black-Scholes Option Pricing Model and the following assumptions:  market price per share: $0.75; exercise price per share: $0.50; risk-free interest rate: 1.36%; contractual term: 5.0 years; volatility: 96.9%; expected dividend rate: 0%. The fair value was recorded as a liability and as a corresponding discount to the July 2013 Note.  The table below summarizes the components of the discount and the effective interest rate at inception for the July 2013 Note.

Face value	$250,000
Discount attributable to:
Fair value of warrant	(146,800)
Beneficial conversion feature	(100,700)
Inception date carrying value	$2,500

Effective Interest Rate	159.05%

    The Company amortizes the aggregate discount attributable to each of the Investment Notes and the July 2013 Note using the interest method over the respective term of each note.  The effective interest rate attributable to the July 2013 Note is 159.05%

    The fair value of the Exchange Warrant, Investment Warrants and the July 2013 Warrant was re-measured as of September 30, 2013 at an aggregate fair value of $1,401,300.  The accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss reflects the $84,200 and $733,500 decrease in fair value of these warrants for the quarter and six months ended September 30, 2013, respectively.

10% Convertible Notes Issued in Connection with 2013 Unit Private Placement

    As described more completely in the section entitled 2013 Unit Private Placement in Note 9, Capital Stock, in August and September 2013, the Company issued to accredited investors 10% convertible notes (the “Unit Notes”) in an aggregate face amount of $205,000 in connection with its private placement offering of Units. The Unit Notes mature on July 30, 2014 and each Unit Note and related accrued interest is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share at or prior to maturity at the option of the investor.  The Company has the right to prepay the Unit Notes and accrued interest in cash prior to maturity without penalty.

    The Company allocated the proceeds from the sale of the Units to the Unit Notes, the common stock and the warrants comprising the Units based on the relative fair values of the individual securities on the dates of the Unit sales. Based on the short-duration of the Unit Notes and their other terms, the Company determined that the fair value of the Unit Notes at the date of issuance was equal to their face value. Accordingly, the Company recorded an initial discount attributable to each Unit Note for an amount representing the difference between the face value of the Unit note and its relative value. Additionally, each of the Unit Notes contains an embedded beneficial conversion feature having intrinsic value at the issuance date, which value the Company treated as an additional discount attributable to each Unit Note, subject to limitations on the absolute amount of discount attributable to each Unit Note. The Company recorded a corresponding credit to additional paid-in capital, an equity account in the Condensed Consolidated Balance Sheet, attributable to the beneficial conversion feature.  The Company amortizes the aggregate discount attributable to each of the Unit Notes using the interest method over the respective term of each Unit Note.  The effective interest rates attributable to the Unit Notes range from 561.3% to 701.9%

Notes Payable to Morrison & Foerster

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

    On August 31, 2012, the Company restructured the Amended Note (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, the Company issued to Morrison & Foerster two new unsecured promissory notes to replace the Amended Note, one in the principal amount of $1,000,000 ("Replacement Note A") and the other in the principal amount of $1,379,400 ("Replacement Note B") (together, the "Replacement Notes"); amended an outstanding warrant to purchase 425,000 restricted shares of the Company’s common stock (the “Amended M&F Warrant”); and issued a new warrant to purchase 1,379,376 restricted shares of the Company’s common stock (the “New M&F Warrant”).  Under the terms of the Restructuring Agreement, the Amended Note was cancelled and all of the Company's past due payment obligations under the Amended Note were satisfied.  The Company made a payment of $155,000 to Morrison & Foerster on August 31, 2012 pursuant to the terms of the Amended Note, and issued the Replacement Notes, each dated as of August 31, 2012.  Both Replacement Notes accrue interest at the rate of 7.5% per annum and are due and payable on March 31, 2016.  Replacement Note A required monthly payments of $15,000 per month through March 31, 2013, and $25,000 per month thereafter until maturity. For strategic purposes, the Company has not made the payments required on Replacement Note A since April 2013 and accordingly, the interest rate on the Replacement Notes has increased to 10.0 % per annum from May 2013 until payments resume.  Payment of the principal and interest on Replacement Note B will be made solely in shares of the Company’s common stock pursuant to Morrison & Foerster’s surrender from time to time of all or a portion of the principal and interest balance due on Replacement Note B in connection with its exercise of the New M&F Warrant, at an exercise price of $1.00 per share, and concurrent cancellation of indebtedness and surrender of Replacement Note B; provided, however, that Morrison & Foerster will have the option to require payment of Replacement Note B in cash upon the occurrence of a change in control of the Company or an event of default, and only in such circumstances.

    The Company treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes.  Through September 30, 2013, the Company has adjusted the New M&F Warrant to increase the number of restricted shares available for purchase by 126,411 shares, based on interest accrued on Replacement Note B through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

The difference between the face value of the UHN Note and its issuance-date fair value has been treated as a discount to the note and is being amortized over the term of the note using the interest method.  Through September 30, 2013, the Company has adjusted the UHN Warrant to increase the number of shares available for purchase by 40,083 shares, based on interest accrued on the UHN Note through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

On August 30, 2012, the Company issued a promissory note in the principal amount of $60,000 and 15,000 restricted shares of its common stock valued at a market price of $0.94 per share to Progressive Medical Research in settlement of past due obligations for clinical research services in the amount of $79,900. Under the terms of the settlement, the company also agreed to make monthly cash payments of $5,000 in August 2012 through December 2012. The promissory note bears interest at 7% per annum and requires payments of $1,000 per month beginning January 15, 2013 until all principal and interest is paid in full.  The note requires payment in full upon the sale of all or substantially all of the Company’s assets or upon the Company completing a financing transaction, or series of transactions, resulting in gross proceeds to the Company of at least $4.0 million in any three-month period, excluding proceeds from stock option or warrant exercises. The Company charged the loss on the settlement to interest expense during the second quarter of the fiscal year ended March 31, 2013.

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

The Company determined that the cancellation of the accounts payable to CRL for CRO Services and the related issuance of the CRL Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the CRL Note at its fair value of $857,900 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CRL Warrant to be $0.48 per share, or $486,200. The Company recognized the difference between the sum of the fair values of the CRL Note and the CRL Warrant less the accounts payable balance due to CRL, $335,100, as a non-cash loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income for the third quarter of the fiscal year ended March 31, 2013.  The fair value of the warrant, $486,200, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the CRL Note and its fair value, $151,100, has been treated as a discount to the note and is being amortized over the term of the note using the interest method.  Through September 30, 2013, the Company has adjusted the CRL Warrant to increase the number of restricted shares available for purchase by 76,111 shares, based on interest accrued on the CRL Note through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note 8.  Licensing and Collaborative Agreements

University Health Network

On September 17, 2007, the Company and UHN entered into a Sponsored Research Collaboration Agreement (“SRCA”) to develop certain stem cell technologies for drug discovery and drug rescue technologies. The SRCA was amended on April 19, 2010 to extend the term to five years and give the Company various options to extend the term for an additional three years. On December 15, 2010, the Company and UHN entered into a second amendment to expand the scope of work to include induced pluripotent stem cell technology and to further expand the scope of research and term extension options. On April 25, 2011, the Company and UHN amended the SRCA a third time to expand the scope to include therapeutic and stem cell therapy applications of induced pluripotent cells and to extend the date during which the Company may elect to fund additional projects to April 30, 2012.  On October 24, 2011, the Company and UHN amended the SRCA a fourth time to identify five key programs that will further support the Company’s core drug rescue initiatives and potential cell therapy applications.  Under the terms of the fourth amendment, the Company committed to making monthly payments of $50,000 per month from October 2011 through September 2012 to fund these programs.  As disclosed in Note 7, Convertible Notes and Other Notes Payable, in October 2012, the Company issued a promissory note in the principal amount of $549,500 and a warrant to UHN as payment in full for services rendered under the fourth amendment. Additionally, the Company and UHN entered into Amendment No. 5 to the SRCA establishing the sponsored research projects and the sponsored research budgets under the SRCA from October 1, 2012 to September 30, 2013, as well as a schedule of the Company’s sponsored research payments for such period totaling $309,000.

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

Note 9.  Capital Stock

Autilion AG Securities Purchase Agreement

On April 8, 2013, the Company entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  On April 12, 2013, Autilion assigned the Purchase Agreement to its affiliate, Bergamo Acquisition Corp. PTE LTD, a corporation organized and existing under the laws of Singapore (“Bergamo Singapore”). On April 30, 2013, the Company and Bergamo Singapore amended the Securities Purchase Agreement to modify the investment dates.  On June 27, 2013, the Company, Autilion and Bergamo Singapore further amended the Securities Purchase Agreement to vacate Autilion’s April 2013 assignment of the Securities Purchase Agreement to Bergamo Singapore, provide for an initial closing under the Securities Purchase Agreement, and amend certain of the investment dates under the Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of closings scheduled to have occurred on or before September 30, 2013 (“Autilion Financing”). At September 30, 2013, the Company had completed a nominal initial closing of the Autilion Financing in the amount of $25,000 and issued 50,000 restricted shares of common stock.  Autilion has informed the Company that the delayed closing of the Autilion Financing in full is due to administrative matters and financial transactions involving Autilion, its international affiliates, investment partners and counterparties, including financial transactions intended to increase substantially the aggregate amount of investment capital available to Autilion and its affiliates.  Although Autilion remains in default under the Securities Purchase Agreement, subsequent to September 30, 2013, Autilion has informed the Company that the Company will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement. As a result of the delay in closing the Autilion Financing prior to the date of this report, however, the Company cannot give any assurances as to whether it will receive any additional funding from Autilion in connection with the Autilion Financing in a timely manner, or at all. The Securities Purchase Agreement also provides for the election to the Company’s Board of Directors of a designee of Autilion upon completion of the Autilion Financing.

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

2013 Unit Private Placement

During August and September 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which it sold to such investors 41 Units, each Unit consisting of (i) a 10% convertible note in the face amount of $5,000 maturing on July 30, 2014 (“Unit Note”); (ii) 10,000 shares of the Company’s restricted common stock (“Unit Stock”); and (iii) a three-year warrant to purchase 10,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share (“Unit Warrant”).  Accordingly, the Company issued Unit Notes in the aggregate face amount of $205,000; an aggregate of 410,000 shares of Unit Stock, and warrants to purchase an aggregate of 410,000 shares of the Company’s restricted common stock pursuant to the Unit Warrants, and received cash proceeds of $205,000. The Unit Note and related accrued interest is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at or prior to maturity at the option of the investor. The Units represent the Exchange Securities into which Platinum may convert the July 2013 Note.

The Company allocated the proceeds from the sale of the Units to the various securities based on their relative fair values on the dates of the sales. The Company determined the fair value of the Unit Stock based on the quoted market price of its stock on the date of the Unit sale.  The Company calculated the fair value of the Unit Warrants using the Black Scholes Option Pricing Model and the assumptions indicated in the table below. The table below also presents the allocation of the Unit sales proceeds based on the relative fair values of the Unit Stock, Unit Warrant and Unit Note at the Unit sale date.

Unit Sale Date	Warrant Shares Issued	Issuance Date Valuation Assumptions						Per Share Fair Value of Warrant	Fair Value of Unit Warrant	Proceeds of Unit Sales	Allocation of Proceeds Based on Relative Fair Value of:
		Market Price	Exercise Price	Term (Years)	Risk free Interest Rate	Volatility	Dividend Rate				Unit Stock	Unit Warrant	Unit Note

8/6/2013	400,000	$0.62	$1.00	2.98	0.61%	75.50%	0.0%	$0.23	$91,300	$200,000	$92,000	$33,800	$74,200
9/30/2013	10,000	$0.61	$1.00	2.83	0.58%	77.37%	0.0%	$0.22	2,200	5,000	2,300	800	1,900
	410,000								$93,500	$205,000	$94,300	$34,600	$76,100

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

As described in Note 4, Fair Value Measurements and in Note 7, Convertible Promissory Notes and Other Notes Payable, the Company re-measures the fair value of the Exchange Warrant and the Investment Warrants at the end of each quarterly reporting period.  The fair value re-measurement at June 30, 2013 incorporated the modification of the exercise price resulting from the Amendment and Waiver and the corresponding adjustment was reflected as a component of the Warrant Liability at that date.  At September 30, 2013, the Company determined the fair values of the Exchange Warrant, the Investment Warrants and the July 2013 Warrant to be a weighted average of $0.40 per share, or an aggregate of $1,401,300, recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheets at September 30, 2013, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.61; exercise price per share: $0.50; risk-free interest rate: 1.02% to 1.32%; remaining contractual term: 4.03 years to 4.82 years; volatility: 80.5% to 92.3%; and expected dividend rate: 0%. At September 30, 2013, the Company also re-measured the fair value of the Series A Exchange Warrant which is contingently issuable to Platinum upon the exchange of its shares of the Company’s Series A Preferred Stock into shares of the Company’s restricted common stock.  The Company determined the fair value of the Series A Exchange Warrant, also recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheets at September 30, 2013, to be $0.46 per share, or $3,256,000, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.61; exercise price per share: $0.50; risk-free interest rate: 1.39%; contractual term: 5.00 years; volatility: 95.0%; expected dividend rate: 0%; and assumed probability of issuance of 95%.

Warrant Modifications and Exercises

During the months of June and July 2013, the Company offered certain long-term warrant holders the opportunity to exercise warrants having an exercise price of $1.50 per share to purchase shares of the Company’s restricted common stock at a reduced exercise price of $0.50 per share through July 30, 2013.  Warrant holders exercised warrants to purchase an aggregate of 528,370 restricted shares of the Company’s common stock and the Company received cash proceeds of $264,200.  In addition, certain warrant holders exercised modified warrants to purchase 16,646 shares of the Company’s restricted common stock in lieu of payment by the Company in satisfaction of amounts due for professional services in the aggregate amount of $8,300.

The Company calculated the fair value of the warrants exercised immediately before and after the modifications and determined that the fair value of the warrants exercised decreased by $32,900, which is reflected in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$0.74	$0.74
Exercise price per share (weighted average)	$1.50	$0.50
Risk-free interest rate (weighted average)	0.82%	0.03%
Expected term in years (weighted average)	3.47	0.06
Volatility (weighted average)	84.6%	73.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.30	$0.24

The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the modification.  Because of its short history as a public company, the Company has estimated volatility based on the historical volatilities of a peer group of public companies over the expected term of the option.  The expected term of the modified warrant is determined based on the offer and exercise date and July 30, 2013, the expiration date for the modification offer. The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of the modification for the term corresponding with the expected term of the warrant.  The expected dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

On June 27, 2013, the Company’s Chief Executive Officer exercised an outstanding warrant to purchase 50,000 restricted shares of the Company’s common stock at an exercise price of $0.64 per share and the Company received cash proceeds of $32,000 from his exercise.

Following the warrant issuances, modifications and exercises described above, at September 30, 2013, the Company had outstanding warrants to purchase shares of its restricted common stock at a weighted average exercise price of $1.00 per share as follows:

		Shares Subject to
Exercise		Purchase at
Price	Expiration	September 30,
per Share	Date	2013

$0.50	10/11/2017 to 7/26/2018	3,522,577
$0.64	3/3/2023	2,950,000
$0.88	5/11/2014	15,428
$1.00	9/15/2017 to 9/30/2017	3,590,482
$1.25	5/11/2014 to 12/31/2014	120,280
$1.50	12/31/2013 to 3/14/2018	3,465,723
$1.75	12/31/2013	349,235
$2.00	9/15/2017	425,000
$2.50	5/11/2014	42,443
$2.625	12/31/2013	68,560
$3.00	2/13/2016	125,000
		14,674,728

Note 10.  Related Party Transactions

On September 27, 2013, one of the Company’s executive officers provided a short-term cash advance of $30,000 to meet the Company’s short-term working capital requirements.

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is one of the Company’s largest institutional stockholders at September 30, 2013.  As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the 2011 CHC Note was cancelled and exchanged for the 2012 CHC Note and the CHC Warrant.  The 2012 CHC Note bears interest at the rate of 7.5% compounded monthly and is payable in monthly installments of $10,000 beginning November 1, 2012 until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2012 Cato Note.  Total interest expense, including amortization of note discount, on notes payable to CHC was $8,000 and $8,300 in the three month periods ended September 30, 2013 and 2012, respectively, and $16,100 and $16,600 in the six month periods ended September 30, 2013 and 2012, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $7,500 and $291,800 in the three month periods ended September 30, 2013 and 2012, respectively, and $37,500 and $514,400 in the six month periods ended September 30, 2013 and 2012, respectively.

As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued to CRL (i) the CRL Note as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) the CRL Warrant. The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note accrues interest at a rate of 7.5% compounded monthly, is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant.  Total interest expense, including amortization of the note discount, on the CRL Note for the three and six month periods ended September 30, 2013 was $35,600 and $71,500, respectively.

Note 11.  Subsequent Events

Continuation of 2013 Unit Private Placement

Through October 31, 2013, the Company entered into additional securities purchase agreements with accredited investors pursuant to which it sold to such investors aggregate Units consisting of (i) one-year 10% convertible Unit Notes in the aggregate face amount of $175,000; (ii) an aggregate of 350,000 shares of the Company’s restricted common stock; and (iii) three-year warrants to purchase an aggregate of 350,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share.  The Company received cash proceeds of $175,000 from the sales of the Units.

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

Business Overview

We are a biotechnology company with expertise applying human pluripotent stem cell technology (“hPSC technology”) for drug rescue, including predictive toxicology and drug metabolism screening. Drug rescue involves the combination of hPSC technology with medicinal chemistry to generate new chemical variants (“Drug Rescue Variants”) of once-promising small molecule drug candidates that pharmaceutical or biotechnology companies have discovered, developed and discontinued due to unexpected heart or liver safety concerns prior to market approval. We anticipate that our hPSC technology platform, Human Clinical Trials in a Test Tubetm, will allow us to assess the heart and liver safety profile of new drug candidates with greater speed and precision than nonclinical testing and technologies currently used in drug development.  Our drug rescue model is designed to leverage substantial prior third-party investment in discovery and development of once-promising drug candidates, our hPSC technology expertise and the predictive and other drug development capabilities of our Human Clinical Trials in a Test Tubetm platform.

Our Human Clinical Trials in a Test Tubetm platform is based on a combination of proprietary and exclusively licensed hPSC technologies, including technologies developed over the last 20 years by VistaGen California’s co-founder and renown Canadian scientist, Dr. Gordon Keller, and Dr. Ralph Snodgrass, VistaGen California’s co-founder, President and Chief Scientific Officer. Dr. Keller, named a “Top 25 Transformational Canadian” for his stem cell research, is currently the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto. Dr. Keller’s research is focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from human pluripotent stem cells, including heart cells and liver cells that can be used in our biological assay systems for drug rescue. Dr. Snodgrass has over 20 years of experience in both academia and industry in the development and application of stem cell differentiation systems for drug discovery and development.

With mature heart cells produced from stem cells, we have developed CardioSafe 3D ™, a three-dimensional (“3D”) bioassay system. We believe CardioSafe 3D ™ is capable of predicting the in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are tested in animals and humans. Our core goal is to apply CardioSafe 3D™, together with medicinal chemistry, to generate a pipeline of Drug Rescue Variants and license or sell them to biotechnology and pharmaceutical companies for further development and commercialization.. We are expanding our drug rescue capabilities by developing LiverSafe 3D™, a human liver cell-based bioassay system for assessing potential liver toxicity and adverse drug-drug interactions early in development, before animal and human testing. Our immediate plan is to utilize the vast amount of information available in the public domain with respect to potential small molecule drug candidates for inclusion in our drug rescue programs.  We may also seek to acquire rights to drug rescue candidates that third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies have discontinued due to unexpected safety concerns involving the heart and/or liver.  In connection with our drug rescue programs, we plan to collaborate with contract medicinal chemistry and other third parties to generate Drug Rescue Variants and assess the therapeutics and commercial potential of each Drug Rescue Variant we generate. We plan to have economic participation rights in each lead Drug Rescue Variant we generate in connection with our projected drug rescue programs.

In parallel with our drug rescue activities, we plan to explore pilot nonclinical development opportunities relating to regenerative cell therapy focused on blood, cartilage, heart, liver and pancreas cells. Each of these regenerative cell therapy programs would be based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tubetm platform.

With grant funding from the U.S. National Institutes of Health (“NIH”), we have successfully completed Phase 1 development of AV-101.  AV-101 is an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market, including neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, and depression. We were awarded over $8.8 million of grant funding from the NIH to support our nonclinical and Phase I clinical development of AV-101 for neuropathic pain.

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

Summary

During the six months ended September 30, 2013, our scientific personnel have continued to expand the capabilities of CardioSafe 3D™ and further develop LiverSafe 3D™.  Scientific operations were curtailed somewhat during the quarter ended September 30, 2013 as we decommissioned our former lab space in preparation for our move to expanded lab and office facilities at the end of July 2013 and completed the corresponding relocation, recalibration and recertification of our laboratories and equipment following the move. Nevertheless, we have continued to advance the capabilities of our heart and liver cells and pursue our internal evaluation of prospective drug rescue candidates. We successfully completed Phase 1 clinical development of AV-101 during our fiscal year ended March 31, 2013 and directed effort during our first fiscal quarter to finalizing AV-101 Phase 1b clinical study reports, as required under the terms of our NIH grant awards and to facilitate further collaborative development of AV-101.

Throughout this fiscal year, our executive management has been significantly focused on providing sufficient operating capital to advance our research and development objectives while meeting our continuing operational needs. To that end, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million, on or before September 30, 2013 (“Autilion Financing”). At September 30, 2013, we had completed a nominal initial closing of the Autilion Financing. Autilion has informed us that the delayed closing of the Autilion Financing in full is due to administrative matters and financial transactions involving Autilion, its international affiliates, investment partners and counterparties, including financial transactions intended to increase substantially the aggregate amount of investment capital available to Autilion and its affiliates. Although Autilion remains in default under the Securities Purchase Agreement, subsequent to September 30, 2013, we have been informed by Autilion that (i) Autilion will cure its default under the Securities Purchase Agreement and (ii) we will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement. As a result of prior delay in closing the Autilion Financing, however, we cannot give any assurances as to whether we will receive additional funding from Autilion in connection with the Autilion Financing in a timely manner, or at all.  The Securities Purchase Agreement also provides for the election to our Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  This transaction is described in greater detail in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

For strategic purposes and to meet our working capital needs prior to the closing of the Autilion Financing, during June and July 2013, we offered certain warrant holders the opportunity to exercise outstanding warrants having an exercise price of $1.50 per share to purchase shares of our restricted common stock at a reduced exercise price of $0.50 per share.  Through July 2013, warrant holders exercised modified warrants to purchase an aggregate of 528,370 restricted shares of our common stock and we received cash proceeds of $264,200.  In addition, certain long-term warrant holders exercised modified warrants to purchase 16,646 shares of our restricted common stock in lieu of payment by us in satisfaction of amounts due for professional services in the aggregate amount of $8,300. Additionally, in July 2013, we issued to Platinum a senior secured convertible note in the face amount of $250,000 (the “July 2013 Note”) and a five-year warrant to purchase 250,000 shares of our restricted common stock at an exercise price of $0.50 per share. Between August and October 2013, we entered into strategic securities purchase agreements with accredited investors pursuant to which we sold to such investors Units of our securities consisting, in aggregate, of: (i) one-year 10% convertible notes in the aggregate face amount of $380,000; (ii) an aggregate of 760,000 shares of our restricted common stock; and (iii) three-year warrants to purchase an aggregate of 760,000 restricted shares of our common stock at an exercise price of $1.00 per share.  We received cash proceeds of $380,000 from the sale of the Units.  Additionally, at the end of September 30, 2013, one of our executive officers provided us a short-term cash advance of $30,000 to meet immediate working capital requirements.  Under certain circumstances, the July 2013 Note issued to Platinum is convertible into Units.

Comparison of Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for the three months ended September 30, 2013 and 2012 (amounts in $000).
	Three Months Ended September 30,
	2013	2012

Grant Revenue	$-	$-
Operating expenses:
Research and development	669	1,106
General and administrative	546	576
Total operating expenses	1,215	1,682

Loss from operations	(1,215)	(1,682)

Interest and other expenses (net)	(323)	(274)
Change in warrant liabilities	79	-

Loss before income taxes	(1,459)	(1,956)
Income taxes	-	-

Net loss	$(1,459)	$(1,956)

Revenue

We reported no grant or subcontract revenue for the quarter ended September 30, 2013 or 2012. We have successfully completed our Phase I development of AV-101, our prodrug candidate for the treatment of neuropathic pain and, potentially, depression and other neurological conditions. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant prior to its expiration.  Revenue associated with our earlier subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $669,000 for the quarter ended September 30, 2013, a decrease of 39% compared to $1,106,000 for the quarter ended September 30, 2012.  The following table indicates the primary components of research and development for each of the periods (in $000):
	Three Months Ended September 30,
	2013	2012

Salaries and benefits	$223	$184
Stock-based compensation	92	65
UHN research under SRCA	84	150
Technology licenses and royalties	176	73
Project-related third-party research and supplies:
AV-101	8	550
All other including CardioSafe and LiverSafe	30	51
	38	601
Rent	45	29
Depreciation	11	4

Total Research and Development Expense	$669	$1,106

The increase in R&D salaries and benefits expense reflects the impact of the addition of a research technician in April 2013, the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our President and Chief Scientific Officer, and general increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of a warrant to our President and Chief Scientific Officer that vests over three years, subject to certain vesting acceleration events, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years and the granting to those same employees and consultants new options having an exercise price of $0.75 per share and vesting over two years.  Sponsored research at UHN in both 2013 and 2012 reflects our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense increased in 2013 reflecting increased costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012 and completed them by mid-year 2012. AV-101 expenses in the current quarter of 2013 reflect the costs associated with monitoring for and responding to potential feedback related to our final clinical trial and other reports required under the terms of the prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd.

General and Administrative Expense

General and administrative expense was $546,000 for the quarter ended September 30, 2013, a reduction of 5% compared with $576,000 for the quarter ended September 30, 2012.  The following table indicates the primary components of general and administrative expenses for each of the periods (in $000):

	Three Months Ended September 30,
	2013	2012

Salaries and benefits	$189	$128
Stock-based compensation	134	12
Consulting services	39	38
Legal, accounting and other professional fees	20	85
Investor relations	30	206
Insurance	33	30
Travel and entertainment	3	14
Rent and utilities	35	21
Warrant modification expense	1	4
All other expenses	62	38

Total General and Administrative Expense	$546	$576

The increase in administrative salaries and benefits expense reflects the impact of (i) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our Chief Executive Officer; (ii) the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status; (iii) the April 2013 conversion of an administrative assistant from part-time consultant to full-time employee status, and (iv) general annual increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of warrants vesting over three years, subject to certain vesting acceleration events, to certain members of our senior management and to the independent members of our Board of Directors, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and consultants in prior years and the granting to those same employees and consultants new options having an exercise price of $0.75 per share and vesting over two years.  The reduction in legal, accounting and other professional fees is primarily the result of the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status, as noted above. During 2012, we had engaged third parties to provide us with investor relations services and to conduct market awareness initiatives; for strategic purposes, we have scaled back those initiatives during 2013.  The 2013 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013; other expenses include one-time costs associated with the relocation.

Interest and Other Expenses, Net

Interest expense, net totaled $323,000 for the three months ended September 30, 2013, an 18% increase compared to the $274,000 reported for the three months ended September 30, 2012.  The following table summarizes the primary components of interest expense for each of the periods (in $000):
	Three Months Ended
	September 30,
	2012	2012

Interest expense on promissory notes, including discount amortization	$350	$151
Charge for fair value of replacement warrants issued in connection with exercise of modified warrants	-	1
Charge related to losses on accounts payable settled by issuance of common stock or notes payable	-	78
Charge related to registration rights for February 2012 12% convertible notes	-	15
Other interest expense, including on capital leases and premium financing	3	2
	353	247
Effect of foreign currency fluctuations on notes payable	(27)	27
Interest Income	(3)	-

Interest Expense, net	$323	$274

The increase in interest expense is primarily attributable to the accrued interest and discount amortization recorded for the July 2012 through July 2013 issuances and restructuring of an aggregate of $3.5 million of 10% senior secured convertible notes to Platinum, including the $250,000 convertible note issued in July 2013, as well as the restructuring in September and October 2012 of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network. These transactions are described in greater detail in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

In conjunction with the issuance to Platinum, pursuant to the October 2012 Note Exchange and Purchase Agreement, of certain Senior Secured Convertible Promissory Notes and the related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013, and in connection with the similar senior secured promissory note and related warrant issued to Platinum in July 2013, (as described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), and the contingent issuance of the Series A Exchange Warrant to Platinum, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities.  Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution.  During the quarter ended September 30, 2013, we recognized non-cash income of $79,000 related to the net decrease in the estimated fair value of these liabilities since June 30, 2013, or issuance, in the case of the warrant issued in July 2013, which resulted primarily from the decrease in the market price of our common stock in relation to the anticipated exercise price of the warrants.

Comparison of Six Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for the six months ended September 30, 2013 and 2012 (amounts in $000).

	Six Months Ended September 30,
	2013	2012
Revenues:
Grant revenue	$-	$200
Operating expenses:
Research and development	1,365	1,973
General and administrative	1,150	1,631
Total operating expenses	2,515	3,604
Loss from operations	(2,515)	(3,404)
Other expenses, net:
Interest expense, net	(640)	(376)
Change in warrant liabilities	1,884	-
Loss before income taxes	(1,271)	(3,780)
Income taxes	(3)	(2)
Net loss	$(1,274)	$(3,782)

Revenue

The following table compares our primary revenue sources between the periods (in $000):

	Six Months Ended September 30,
	2013	2012

NIH - AV-101 grant	$-	$187
Subcontract revenue	-	13

Total Revenue	$-	$200

We have successfully completed our Phase I development of AV-101, our prodrug candidate for the treatment of neuropathic pain and, potentially, depression and other neurological conditions. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant prior to its expiration.  Revenue associated with our earlier subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $1,365,000 for the six months ended September 30, 2013, a decrease of 31% compared to $1,973,000 for the six months ended September 30, 2012.  The following table indicates the primary components of research and development for each of the periods (in $000):

	Six Months Ended September 30,
	2013	2012

Salaries and benefits	$456	$385
Stock-based compensation	180	92
UHN research under SRCA	160	300
Technology licenses and royalties	336	100
Project-related third-party research and supplies:
AV-101	38	922
All other including CardioSafe and LiverSafe	98	109
	136	1,031
Rent	75	57
Depreciation	22	8

Total Research and Development Expense	$1,365	$1,973

The increase in R&D salaries and benefits expense reflects the impact of (i) the addition of a research technician in April 2013; (ii) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our President and Chief Scientific Officer; and (iii) general annual increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of a warrant to our President and Chief Scientific Officer that vests over three years, subject to certain vesting acceleration events, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years and the granting of new options vesting over two years and having an exercise price of $0.75 per share to those same employees and consultants. Sponsored research at UHN in both 2013 and 2012 reflects our long-term stem cell research collaboration with Dr. Gordon Keller’s laboratory in accordance with modifications to our collaboration agreement with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense increased in 2013 reflecting significantly increased costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012, completing them by mid-year 2012. We recorded significant expense related to the trials during the six months ended September 30, 2012.  AV-101 expenses in the six months ended September 30, 2013 reflect the costs associated with finalizing the AV-101 clinical trial results, preparing the final clinical trial and other reports required under the terms of the NIH grant and monitoring for feedback related to the reports, activities performed primarily through our contract research collaborator, Cato Research Ltd.

General and Administrative Expense

General and administrative expense was $1,150,000 for the six months ended September 30, 2013, a reduction of 29% compared with $1,631,000 for the six months ended September 30, 2012.  The following table indicates the primary components of general and administrative expenses for each of the periods (in $000):

	Six Months Ended September 30,
	2013	2012

Salaries and benefits	$398	$268
Stock-based compensation	244	56
Consulting services	63	85
Legal, accounting and other professional fees	201	293
Investor relations	60	305
Insurance	64	62
Travel and entertainment	16	14
Rent and utilities	58	44
Warrant modification expense	(33)	440
All other expenses	79	64

Total General and Administrative Expense	$1,150	$1,631

The increase in administrative salaries and benefits expense reflects the impact of (i) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our Chief Executive Officer; (ii) the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status; (iii) the April 2013 conversion of an administrative assistant from part-time consultant to full-time employee status, and (iv) general annual increases in employee benefits costs. Stock-based compensation increased in 2013 compared to 2012 as a result of recognizing the expense resulting from (i) the March 2013 grant of warrants vesting over three years, subject to certain vesting acceleration events, to certain of our senior management and to the independent members of our Board of Directors, and (ii) the October 2012 cancellation of certain unvested option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and consultants in prior years and the granting of new options vesting over two years and having an exercise price of $0.75 per share to those same employees and consultants.  The reduction in legal, accounting and other professional fees is primarily the result of the conversion of our Chief Financial Officer from part-time consultant to full-time employee status, as noted above. During 2012, we had engaged third parties to provide us with investor relations services and to conduct market awareness initiatives; for strategic purposes, we have scaled back those initiatives during 2013. In 2012, we incurred non-cash warrant modification expense of $440,000 related to the increase in the fair value of the underlying warrants due to reducing the exercise price of certain outstanding warrants to purchase our common stock. In 2013, we reduced the exercise price of certain warrants for a limited period of time and, due to a lower stock price than in 2012, the resulting fair value of the warrants so modified decreased by $33,000.  The 2013 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013; other expenses include one-time costs associated with the relocation.

Interest and Other Expenses, Net

Interest expense, net totaled $640,000 for the six months ended September 30, 2013, a 70% increase compared to the $376,000 reported for the six months ended September 30, 2012.  The following table summarizes the primary components of interest expense for each of the periods (in $000):
	Six Months Ended
	September 30,
	2013	2012

Interest expense on promissory notes, including discount amortization	$649	$265
Charge for fair value of replacement warrants issued in connection with exercise of modified warrants	-	36
Charge related to losses on accounts payable settled by issuance of common stock or notes payable	-	78
Charge related to registration rights for February 2012 12% convertible notes	-	21
Other interest expense, including on capital leases and premium financing	5	4
	654	404
Effect of foreign currency fluctuations on notes payable	(9)	(28)
Interest Income	(5)	-

Interest Expense, net	$640	$376

The increase in interest expense is primarily attributable to the accrued interest and discount amortization recorded for the July 2012 through July 2013 issuances and restructuring of an aggregate of $3.5 million of 10% senior secured convertible notes to Platinum, including the $250,000 convertible note issued in July 2013, as well as the restructuring in September and October 2012 of an additional $3.9 million of debt into new convertible notes to other service providers including Morrison & Foerster, Cato Research Ltd., and University Health Network. These transactions are described in greater detail in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

In conjunction with the issuance to Platinum, pursuant to the October 2012 Note Exchange and Purchase Agreement, of certain Senior Secured Convertible Promissory Notes and the related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013, and in connection with the similar senior secured promissory note and related warrant issued to Platinum in July 2013, (as described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), and the potential issuance of the Series A Exchange Warrant to Platinum, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities.  Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution.  During the six months ended September 30, 2013, we recognized non-cash income of $1,883,000 related to the net decrease in the estimated fair value of these liabilities since March 31, 2013, or issuance in the case of the warrant issued in July 2013, which resulted from a combination of (i) the May 2013 agreement with Platinum (described more completely in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), pursuant to which the stated exercise price of the warrants was reduced from $1.50 per share to $0.50 per share, and (ii) the decrease in the market price of our common stock during that period.

Liquidity and Capital Resources

Since our inception in May 1998, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $25.2 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $12.6 million primarily as compensation for professional services rendered to us since inception. At September 30, 2013, we had $6,500 in cash and cash equivalents.  However, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) providing for the issuance to Autilion AG (“Autilion”) of 72 million restricted shares of our common stock for total gross proceeds to us of $36 million (the “Autilion Financing”). At September 30, 2013, we had completed a nominal initial closing of the Autilion Financing. As noted above, there has been unexpected delay in the closing of the Autilion Financing in full prior to the date of this report. Autilion has informed us that the delay in closing is due to administrative matters and financial transactions involving Autilion, its international affiliates, investment partners and counterparties, including financial transactions intended to increase substantially the aggregate amount of investment capital available to Autilion and its affiliates.   Although Autilion remains in default under the Securities Purchase Agreement, subsequent to September 30, 2013, we have been informed by Autilion that (i) Autilion will cure its default under the Securities Purchase Agreement and (ii) we will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement. As a result of prior delay in closing the Autilion Financing in full, however, we cannot give any assurances as to whether we will receive additional funding in connection with the Autilion Financing in a timely manner, or at all.

We anticipate that our cash expenditures during the next twelve months following receipt of the cash proceeds from the Autilion Financing will be approximately $4.0 to $6.0 million. We believe that our current cash and cash equivalents plus the receipt of $36 million of cash proceeds from the Autilion Financing will enable us to fund our operations well beyond the next twelve months.   In the event that we are not able to close with respect to at least a significant portion of the remaining proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing on a timely basis. Substantial additional financing may not be available on a timely basis, on terms acceptable to us, or at all. In the event we are unable to obtain additional financing on a timely basis, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

In the event the Autilion Financing is completed in an amount exceeding $11.5 million, and we issue over 23 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing, in substantial part or in full.

For strategic purposes and to meet our cash needs and fund our working capital requirements after September 2013 and prior to the expected completion of the Autilion Financing, during October 2013, we entered into strategic securities purchase agreements with accredited investors pursuant to which we sold to such investors Units of our securities consisting, in aggregate, of: (i) one-year 10% convertible notes in the aggregate face amount of $175,000; (ii) an aggregate of 350,000 shares of our restricted common stock; and (iii) three-year warrants to purchase an aggregate of 350,000 restricted shares of our common stock at an exercise price of $1.00 per share.  We received cash proceeds of $175,000 from the sale of the Units.

If and as necessary, we may supplement the expected proceeds from the Autilion Financing through a combination of additional private placements of our securities, which may include both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities as necessary to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, on terms favorable to us, and without substantial dilution to our current stockholders, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to operate as a going concern. If we obtain additional strategic financing by selling our equity or debt securities, we anticipate that substantial dilution to our existing stockholders will result. Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of strategic opportunities related to our stem cell technology platform, including drug rescue and cell therapy research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us. To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended
	September 30,
	2013	2012

Net cash used in operating activities	$(1,316)	$(1,531)
Net cash used in investing activities	(34)	-
Net cash provided by financing activities	718	1,463

Net decrease in cash and cash equivalents	(632)	(68)
Cash and cash equivalents at beginning of period	638	81

Cash and cash equivalents at end of period	$6	$13

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We have entered into a strategic securities purchase agreement to provide us with $36.0 million in working capital.  An initial closing under the agreement resulting in nominal proceeds has occurred; however, no further scheduled closing has occurred.   No assurances can be given that we will consummate any further closing under the strategic securities purchase agreement, in which event we will need to secure substantial alternative sources of capital in a timely manner, which may not be available on acceptable terms, or at all, potentially resulting in our inability to continue as a going concern.

In April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) providing for the issuance to Autilion AG, a corporation organized and existing under the laws of Switzerland  (“Autilion”), of 72 million restricted shares of our common stock for total gross proceeds of $36 million (the “Autilion Financing”). As amended, the Securities Purchase Agreement provided for a series of closings scheduled to have occurred on or before September 30, 2013.  As of the date of this report, a closing resulting in nominal proceeds from the Autilion Financing has occurred.  However, further scheduled closings have not yet occurred.  We have been informed by Autilion that the delay in closing the Autilion Financing in full prior to the date of this report is due to administrative matters and financial transactions involving Autilion, its international affiliates, investment partners, and counterparties, including financial transactions intended to increase substantially the aggregate amount of investment capital available to Autilion and its affiliates.   Although Autilion remains in default under the Securities Purchase Agreement, subsequent to September 30, 2013, we have been informed by Autilion that (i) Autilion will cure its default under the Securities Purchase Agreement and (ii) we will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement.  As a result of the prior delay in closing the Autilion Financing in full, however, we cannot provide any assurance as to whether we will receive any additional funding from Autilion in connection with the Autilion Financing in a timely manner, or at all. In the event we are not able to close with respect to at least a significant portion of the proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing on a timely basis. Substantial additional financing may not be available to us on a timely basis, on terms acceptable to us, or at all.  In the event we are unable to obtain additional financing, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

In the event the Autilion Financing is completed in an amount exceeding $11.5 million, and we issue over 23 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing in part or in full.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units

Between August 6, 2013 and October 31, 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which it sold to such investors 76 Units of Company securities, each Unit consisting of (i) a 10% convertible note in the face amount of $5,000 maturing on July 30, 2014 (the “Unit Note”); (ii) 10,000 shares of the Company’s restricted common stock (the “Unit Stock”); and (iii) a three-year warrant to purchase 10,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share (the “Unit Warrant”). Accordingly, the Company issued Unit Notes in the aggregate face amount of $380,000; an aggregate of 760,000 shares of Unit Stock, and warrants to purchase an aggregate of 760,000 shares of the Company’s restricted common stock pursuant to the Unit Warrants. The Unit Notes and related accrued interest are convertible into shares of the Company’s restricted common stock at a conversion price of $0.50 per share at or prior to maturity at the option of the investor. The Company received cash proceeds of $380,000 from sales of the Units, which it expects to use for general corporate purposes  The Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Exercise of Warrants

On October 15, 2013, the Company’s Chief Executive Officer partially exercised a previously-outstanding warrant to purchase 10,000 shares of the Company’s restricted common stock at an exercise price of $0.64 per share and the Company received proceeds of $6,400 from his exercise.  The unregistered shares of common stock issued pursuant to the warrant exercise were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

Dated: November 14, 2013