Form 10-Q
period 2013-12-31
VistaGen Therapeutics, Inc.
filed 2014-02-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________ .

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

As of February 10,  2014, 23,361,877 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2013

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$20,700	$638,100
Prepaid expenses and other current assets	70,600	33,700
Total current assets	91,300	671,800
Property and equipment, net	190,700	180,700
Security deposits and other assets	46,900	29,000
Total assets	$328,900	$881,500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,256,600	$1,353,600
Accrued expenses	532,500	342,900
Advance from officer	10,300	-
Current portion of notes payable and accrued interest	638,600	617,200
Current portion of notes payable to related parties and accrued interest	99,500	93,000
Convertible promissory notes and accrued interest, net of discount of $423,900 at December 31, 2013	169,200	-
Capital lease obligations	5,600	7,600
Total current liabilities	3,712,300	2,414,300
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $2,135,800 at December 31, 2013 and $1,963,100 at March 31, 2013 and accrued interest	1,781,200	1,425,700
Notes payable, net of discount of $929,000 at December 31, 2013 and $1,142,600 at March 31, 2013 and accrued interest	2,479,200	2,091,800
Notes payable to related parties, net of discount of $115,000 at December 31, 2013 and $147,200 at March 31, 2013 and accrued interest	1,209,700	1,106,000
Warrant liability	2,717,100	6,394,000
Deferred rent liability	97,300	-
Capital lease obligations	2,400	6,100
Total non-current liabilities	8,286,900	11,023,600
Total liabilities	11,999,200	13,437,900
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at December 31, 2013 and March 31, 2013; 500,000 Series A shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2013 and March 31, 2013; 25,295,185 and 23,480,169 shares issued at December 31, 2013 and March 31, 2013, respectively	25,300	23,500
Additional paid-in capital	61,282,400	59,266,000
Treasury stock, at cost, 2,713,308 shares of common stock held at December 31, 2013 and March 31, 2013	(3,968,100)	(3,968,100)
Note receivable from sale of common stock	(198,100)	(209,100)
Deficit accumulated during development stage	(68,812,300)	(67,669,200)
Total stockholders’ deficit	(11,670,300)	(12,556,400)
Total liabilities and stockholders’ deficit	$328,900	$881,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

					May 26, 1998
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013
Revenues:
Grant revenue	$-	$-	$-	$200,400	$12,963,100
Collaboration revenue	-	-	-	-	2,283,600
Other	-	-	-	-	1,123,500
Total revenues	-	-	-	200,400	16,370,200
Operating expenses:
Research and development	551,300	1,119,600	1,916,100	3,092,200	31,471,800
Acquired in-process research and development	-	-	-	-	7,523,200
General and administrative	897,000	799,000	2,047,500	2,430,200	32,728,600
Total operating expenses	1,448,300	1,918,600	3,963,600	5,522,400	71,723,600
Loss from operations	(1,448,300)	(1,918,600)	(3,963,600)	(5,322,000)	(55,353,400)
Other expenses, net:
Interest expense, net	(360,900)	(235,400)	(1,000,500)	(611,700)	(11,362,700)
Change in warrant and put and note extension option liabilities	1,940,200	357,800	3,823,700	357,800	2,606,400
Loss on early extinguishment of debt	-	(3,537,000)	-	(3,537,000)	(4,761,300)
Other income	-	-	-	-	81,900
Income (loss) before income taxes	131,000	(5,333,200)	(1,140,400)	(9,112,900)	(68,789,100)
Income taxes	-	(1,800)	(2,700)	(3,700)	(23,200)
Net income (loss)	131,000	(5,335,000)	(1,143,100)	(9,116,600)	(68,812,300)
Deemed dividend on Series A Preferred stock	-	(10,193,200)	-	(10,193,200)	(10,193,200)
Net income (loss) attributable to common stockholders	$131,000	$(15,528,200)	$(1,143,100)	$(19,309,800)	$(79,005,500)
Basic net income (loss) attributable to common stockholders per common share	$0.01	$(0.85)	$(0.05)	$(1.11)
Diluted net loss attributable to common stockholders per common share	$(0.02)	$(0.85)	$(0.05)	$(1.11)
Weighted average shares used in computing:
Basic net income (loss) attributable to common stockholders per common share	22,210,573	18,292,301	21,554,929	17,411,993
Diluted net loss attributable to common stockholders per common share	22,210,573	18,292,301	21,554,929	17,411,993
Comprehensive income (loss)	$131,000	$(5,335,000)	$(1,143,100)	$(9,116,600)	$(68,812,300)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)
			Period From
			May 26, 1998
			(Inception)
	Nine Months Ended December 31,		Through December
	2013	2012	31, 2013
Cash flows from operating activities:
Net loss	$(1,143,100)	$(9,116,600)	$(68,812,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,200	21,000	817,700
Amortization of discounts on convertible and promissory notes	356,100	352,200	5,031,700
Change in warrant liability and put and note term extension option liabilities	(3,823,700)	(357,800)	(2,606,500)
Stock-based compensation	893,700	962,000	6,489,200
Expense related to modification of warrants	174,500	440,700	1,424,400
Non-cash rent and relocation expense	56,700	-	56,700
Interest income on note receivable for stock purchase	(400)	(26,800)	(28,000)
Fair value of common stock granted for services following the Merger	-	340,000	846,000
Fair value of warrants granted for services and interest following the Merger	54,000	150,000	748,300
Gain on currency fluctuation	(30,100)	(37,100)	(83,100)
Fair value of additional warrants granted pursuant to exercises of modified warrants	-	35,900	173,900
Loss on settlements of accounts payable	-	78,300	78,300
Acquired in-process research and development	-	-	7,523,200
Loss on early extinguishment of debt	-	3,537,000	4,761,300
Fair value of Series C preferred stock, common stock, and warrant granted for services prior to the Merger	-	-	3,150,900
Fair value of common stock issued for note term modification	-	-	22,400
Consulting services by related parties settled by issuing promissory notes	-	-	44,600
Gain on sale of assets	-	-	(16,700)
Changes in operating assets and liabilities:
Unbilled contract payments receivable	-	106,200	-
Prepaid expenses and other current assets	56,100	(16,500)	97,800
Security deposits and other assets	(17,900)	-	(46,900)
Accounts payable and accrued expenses, including accrued interest	1,725,000	1,051,500	17,696,400
Deferred revenues	-	(13,200)	-
Net cash used in operating activities	(1,658,900)	(2,493,200)	(22,630,600)
Cash flows from investing activities:
Purchases of equipment, net	(9,600)	(131,100)	(825,800)
Net cash used in investing activities	(9,600)	(131,100)	(825,800)
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	597,900	480,600	4,583,000
Proceeds from exercise of modified warrants	264,200	262,100	1,692,600
Net proceeds from issuance of Platinum notes and warrants	250,000	2,222,100	7,172,100
Advance from officer	64,000	-	64,000
Proceeds from issuance of notes under line of credit	-	-	200,000
Proceeds from issuance of 7% note payable to founding stockholder	-	-	90,000
Net proceeds from issuance of 7% convertible notes	-	-	575,000
Net proceeds from issuance of 10% convertible notes and warrants	-	-	1,655,000
Net proceeds from issuance of preferred stock and warrants	-	-	4,198,600
Net proceeds from issuance of notes and warrants from 2006 to 2010	-	-	4,851,800
Net proceeds from issuance of February 2012 12% convertible notes and warrants	-	-	466,500
Repayment of capital lease obligations	(5,700)	(15,300)	(123,100)
Repayment of notes	(119,300)	(382,000)	(1,948,400)
Net cash provided by financing activities	1,051,100	2,567,500	23,477,100
Net (decrease) increase in cash and cash equivalents	(617,400)	(56,800)	20,700
Cash and cash equivalents at beginning of period	638,100	81,000	-
Cash and cash equivalents at end of period	$20,700	$24,200	$20,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

    VistaGen Therapeutics, Inc., a Nevada corporation (“VistaGen” or the “Company”), is a biotechnology company with expertise in human pluripotent stem cell technology.  The Company is applying and developing its stem cell technology for drug rescue, drug discovery and regenerative medicine. The Company’s primary goal is to use its stem cell technology platform, Human Clinical Trials in a Test Tube™, and its network of strategic relationships, to design and generate novel, proprietary, safer variants, which the Company refers to as Drug Rescue Variants™, of once-promising small molecule drug candidates discovered, developed and ultimately discontinued by pharmaceutical companies and others prior to market approval due to unexpected heart or liver safety concerns.  The Company refers to these once-promising drug candidates that are now potentially suitable for drug rescue as Drug Rescue Candidates™.  The Company’s drug rescue strategy is to leverage (i) substantial prior investment in discovery and development of Drug Rescue Candidates by others, (ii) its unique insight into heart and liver biology from its stem cell-derived bioassay systems, and (iii) medicinal chemistry to generate proprietary Drug Rescue Variants for license and sale to pharmaceutical companies and others.

In parallel with its drug rescue activities, VistaGen plans to explore, internally and/or through sponsored external programs, pilot nonclinical development opportunities relating to small molecule drug discovery and/or regenerative medicine focused on blood, bone, cartilage, heart, liver and pancreas (insulin-producing beta islet) cells. Each of these drug discovery and regenerative medicine programs would be based on the proprietary differentiation and production capabilities of the Company’s Human Clinical Trials in a Test Tubetm platform.

AV-101 is VistaGen's orally-available, small molecule prodrug candidate.  AV-101 has successfully completed Phase 1 clinical development in the Unites States for treatment of neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system that affects millions of people worldwide. The NIH awarded VistaGen approximately $8.8 million for preclinical and Phase 1 clinical development of AV-101.

VistaGen is in the development stage and, since inception, has devoted substantially all of its time and efforts to human pluripotent stem cell technology research and development, including, among other things, bioassay system development, small molecule drug development, creating, protecting and patenting intellectual property, recruiting personnel and raising working capital.

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

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2013 has been derived from the Company's audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the operating results to be expected for the Company's fiscal year ending March 31, 2014 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 contained in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”).

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As a development stage company without sustainable revenues, the Company has experienced recurring losses and negative cash flows from operations. From inception through December 31, 2013, the Company has a deficit accumulated during its development stage of $68.8 million. The Company expects these conditions to continue for the foreseeable future as it expands its Human Clinical Trials in a Test Tube™ platform and executes its drug rescue programs and, potentially, regenerative medicine programs.

    Since its inception in May 1998, the Company has financed its operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $25.4 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, the Company has issued equity securities with an approximate value at issuance of $12.6 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to the Company or as compensation for such services. At December 31, 2013, the Company had approximately $20,700 in cash and cash equivalents. Such cash and cash equivalents are not sufficient to enable the Company to fund its planned operations, including expected cash expenditures of approximately $5 million through the next twelve months. However, on April 8, 2013, the Company entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”). Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million (the “Autilion Financing”). At December 31, 2013, the Company had completed a nominal initial closing of $25,000 and issued 50,000 restricted shares of its common stock under the Securities Purchase Agreement.  Although there can be no assurance that an additional closing of the Autilion Financing will occur, in early January 2014, Autilion informed the Company of its expectation that the Company will receive the full $36.0 million committed under the terms of the Securities Purchase Agreement by mid-February 2014. As of the date of this report, there has not been a subsequent closing of the Autilion Financing.  To provide working capital for operations prior to any closing of the Autilion Financing, from December 31, 2013 through the date of this report, the Company completed private placements of its securities resulting in aggregate cash proceeds of $390,000, as described in Note 11, Subsequent Events.

To the extent necessary, the Company may also seek to meet its cash needs and fund its working capital requirements through a combination of additional private placements of its securities, which may include both debt and equity securities issued to Platinum Long Term Growth Fund VII (“Platinum”), currently the Company’s largest institutional investor, and/or other investors, research and development collaborations, license fees and government grant awards. Additionally, the Company believes that its participation in strategic collaborations, including licensing transactions, may provide additional cash in support of its future working capital requirements.  If the Company is unable to complete the Autilion Financing in a timely manner or to obtain sufficient financing from other sources, if required, it may be required to reduce, defer, or discontinue certain of its research and development activities or it may not be able to continue as a going concern.

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

Revenue Recognition

Although the Company does not currently have any such arrangements, it has historically generated revenue principally from collaborative research and development arrangements, technology access fees and government grants.  Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.  The applicable revenue recognition criteria are then applied to each of the units.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, the Company’s small molecule prodrug candidate for neuropathic pain, depression and potentially other neurological conditions, and costs related to the application and prosecution of patents related to the Company’s stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based awards to employees based on the grant date fair value of the award.  Stock-based compensation expense is recognized over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  The Company has no awards with market or performance conditions.  For equity awards to non-employees, the Company re-measures the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

    The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter and nine months ended December 31, 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Research and development expense:
Stock option grants, including expense related to modifications	$126,900	$574,700	$240,300	$666,800
Warrants granted to officer in March 2013	33,400	-	100,300	-
	160,300	574,700	340,600	666,800
General and administrative expense:
Stock option grants, including expense related to modifications	242,100	239,000	352,500	295,200
Warrants granted to officers and directors in March 2013	66,900	-	200,600	-
	309,000	239,000	553,100	295,200
Total stock-based compensation expense	$469,300	$813,700	$893,700	$962,000

During the nine months ended December 31, 2013, the Company granted options to purchase an aggregate of 156,000 shares of its common stock at exercise prices from $0.40 per share to $0.82 per share (the quoted market price on the grant dates) to certain employees and consultants. During the quarter ended December 31, 2013, the Company modified certain outstanding options granted from its 2008 Stock Incentive Plan to reduce the exercise price to $0.40 per share or $0.50 per share and modified certain options granted from its 1999 Stock Incentive Plan to reduce the exercise price to $0.50 per share. The expense indicated in the table above for the three and nine months ended December 31, 2013 includes an aggregate of $252,000 attributable to these modifications. The Company modified certain options during the quarter ended December 31, 2012 and recognized an aggregate of $788,800 attributable to such modifications in the three and nine month periods ended December 31, 2012. At December 31, 2013, there were options outstanding to purchase 4,705,270 shares of the Company’s common stock at a weighted average exercise price of $0.59 per share.

Warrant Liability

The Company has issued certain warrants to Platinum and, subject to Platinum’s exercise of its rights to exchange shares of the Company’s Series A preferred stock that it holds, the Company is also obligated to issue an additional warrant to Platinum, that contain an exercise price adjustment feature in the event the Company subsequently issues additional equity instruments at a price lower than the exercise price of the warrants. The Company accounts for these warrants as non-cash liabilities and estimates their fair value as described in Note 4, Fair Value Measurements; Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock. The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in determining the fair value of the warrant and the related liability is the Company‘s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting change in the fair value of the warrant liability on the Company’s net income or loss is therefore also subject to significant fluctuation and will continue to be so until all of the warrants are issued and exercised, amended or expire. Assuming all other fair value inputs remain generally constant, the Company will record an increase in the warrant liability and non-cash expense when its stock price increases and a decrease in the warrant liability and non-cash income when its stock price decreases.

Comprehensive Loss

The Company has no components of other comprehensive loss other than net loss, and accordingly the Company’s comprehensive loss is equivalent to its net loss for the periods presented.

Income (Loss) per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, the numerator is adjusted for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. Based on the market price of the Company’s common stock for the quarter ended December 31, 2013, no potentially dilutive securities were assumed to be converted into common shares and outstanding during the period for purposes of calculating diluted earnings per share. For all loss periods presented, potentially dilutive securities have been excluded from the computation as their effect would be antidilutive.

Basic net income (loss) and diluted net loss attributable to common stockholders per share was computed as follows:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to common stockholders for basic earnings per share	$131,100	$(15,528,200)	$(1,143,100)	$(19,309,800)
less: change in fair value of warrant liability attributable to Exchange, Investment and Bridge Warrants issued to Platinum	(620,900)	-	-	-

Net loss for diluted earnings per share attributable to common stockholders	$(489,800)	$(15,528,200)	$(1,143,100)	$(19,309,800)

Denominator:
Weighted average basic common shares outstanding	22,210,573	18,292,301	21,554,929	17,411,993
Assumed conversion of dilutive securities:
Warrants to purchase common stock	-	-	-	-
Potentially dilutive common shares assumed converted	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average shares	22,210,573	18,292,301	21,554,929	17,411,993
Basic net income (loss) attributable to common stockholders per common share	$0.01	$(0.85)	$(0.05)	$(1.11)
Diluted net loss attributable to common stockholders per common share	$(0.02)	$(0.85)	$(0.05)	$(1.11)

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	December 31,
	2013	2012
Series A preferred stock issued and outstanding (1)	15,000,000	15,000,000
Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A preferred stock under the terms of the October 11, 2012 Note Purchase and Exchange Agreement	7,500,000	7,500,000
Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,705,270	4,966,771
Outstanding warrants to purchase common stock	15,710,885	9,873,034
10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including accrued interest through December 31, 2013 (2)	7,271,640	4,645,198
10% Convertible note issued to Platinum on July 26, 2013, including accrued interest through December 31, 2013	522,339	-
10% Convertible notes issued as a component of Unit Offering, including accrued interest through December 31, 2013	1,186,097	-
Total	51,896,231	41,985,003
____________
(1) assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2013, that are of significance or potential significance to the Company.

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

The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013, March 2013, and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the Note Exchange and Purchase Agreement of October 2012 between the Company and Platinum (see Note 7, Convertible Promissory Notes and Other Notes Payable), and the issuance of the warrant related to the Senior Secured Convertible Promissory Note issued to Platinum in July 2013, the Company determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities, which were recorded at their estimated fair value. The Company determined the initial fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value include the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A preferred stock it holds into shares of common stock. Changes in the fair value of these warrant liabilities since March 31, 2013 have been recognized as a non-cash component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter and nine months ended December 31, 2013.

The fair value hierarchy for the warrant liability measured at fair value on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Warrant liability	$2,717,100	$-	$-	$2,717,100
March 31, 2013:
Warrant liability	$6,394,000	$-	$-	$6,394,000

    During the nine month period ended December 31, 2013, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.  The decline in the market price of the Company’s common stock since March 31, 2013 and the reduction in the exercise price of the warrants as described in Note 9, Capital Stock, are the primary factors resulting in the reduction in the warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Liability
Balance at March 31, 2013	$6,394,000
Recognition of warrant liability upon issuance of Senior Secured Convertible Promissory Note and warrant to Platinum on July 26, 2013	146,800
Mark to market gain included in net loss	(3,823,700)
Balance at December 31, 2013	$2,717,100

    No assets or other liabilities were carried at fair value at December 31, 2013 or March 31, 2013.

Note 5.  Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets is composed of the following at December 31, 2013 and March 31, 2013:
	December 31,	March 31,
	2013	2013
Insurance	$48,100	$19,700
Legal fees	3,400	3,400
Interest receivable on note receivable from sale
of common stock	400	1,600
Technology license fees and all other	18,700	9,000
	$70,600	$33,700

Note 6.  Accrued Expenses

Accrued expenses is composed of the following at December 31, 2013 and March 31, 2013:

	December 31,	March 31,
	2013	2013
Accrued professional services	$104,800	$67,800
Accrued compensation	427,700	219,300
Accrued royalties and license fees	-	25,000
All other	-	30,800
	$532,500	$342,900

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes the Company’s secured and unsecured promissory notes and other notes payable at December 31, 2013 and March 31, 2013.

	December 31, 2013			March 31, 2013
	Principal Balance	Accrued Interest	Total	Principal Balance	Accrued Interest	Total
Senior Secured 10% Convertible Promissory Notes issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$167,100	$1,439,700	$1,272,600	$61,700	$1,334,300
Investment Note issued on October 11, 2012	500,000	65,700	565,700	500,000	24,200	524,200
Investment Note issued on October 19, 2012	500,000	64,400	564,400	500,000	23,000	523,000
Investment Note issued on February 22, 2013	250,000	22,500	272,500	250,000	2,600	252,600
Investment Note issued on March 12, 2013	750,000	63,500	813,500	750,000	4,700	754,700
	3,272,600	383,200	3,655,800	3,272,600	116,200	3,388,800

Convertible promissory note issued on July 26, 2013	250,000	11,200	261,200	-	-	-
Total Senior notes	3,522,600	394,400	3,917,000	3,272,600	116,200	3,388,800

Aggregate note discount	(2,135,800)	-	(2,135,800)	(1,963,100)	-	(1,963,100)
Net Senior notes (non-current)	$1,386,800	$394,400	$1,781,200	$1,309,500	$116,200	$1,425,700

10% Convertible Promissory Notes (2013 Unit Notes)	$580,000	$13,100	$593,100	$-	$-	$-
Note discount	(423,900)	-	(423,900)	-	-	-
Net convertible notes (all current)	$156,100	$13,100	$169,200	$-	$-	$-

Notes Payable to unrelated parties:
7.5% Notes payable to service providers for
accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$5,100	$95,500	$90,400	$-	$90,400
Desjardins	184,800	11,200	196,000	194,100	800	194,900
McCarthy Tetrault	373,300	18,800	392,100	403,100	1,700	404,800
August 2012 Morrison & Foerster Note A	918,200	63,500	981,700	937,400	-	937,400
August 2012 Morrison & Foerster Note B (1)	1,379,400	161,100	1,540,500	1,379,400	60,100	1,439,500
University Health Network (1)	549,500	50,500	600,000	549,500	19,400	568,900
	3,495,600	310,200	3,805,800	3,553,900	82,000	3,635,900
Note discount	(929,000)	-	(929,000)	(1,142,600)	-	(1,142,600)
	2,566,600	310,200	2,876,800	2,411,300	82,000	2,493,300
less: current portion	(352,800)	(98,600)	(451,400)	(450,300)	(2,500)	(452,800)
non-current portion and discount	$2,213,800	$211,600	$2,425,400	$1,961,000	$79,500	$2,040,500

5.75% and 10.25% Notes payable to insurance
premium financing company (current)	$28,400	$-	$28,400	$4,200	$-	$4,200

10% Notes payable to vendors for accounts
payable converted to notes payable	$119,400	$31,700	$151,100	$128,800	$23,300	$152,100
less: current portion	(119,400)	(31,700)	(151,100)	(128,800)	(23,300)	(152,100)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% Note payable (August 2012)	$58,800	$2,700	$61,500	$59,400	$-	$59,400
less: current portion	(5,000)	(2,700)	(7,700)	(8,100)	-	(8,100)
7.0% Notes payable - non-current portion	$53,800	$-	$53,800	$51,300	$-	$51,300

Total notes payable to unrelated parties	$3,702,200	$344,600	$4,046,800	$3,746,300	$105,300	$3,851,600
less: current portion	(505,600)	(133,000)	(638,600)	(591,400)	(25,800)	(617,200)
non-current portion	3,196,600	211,600	3,408,200	3,154,900	79,500	3,234,400
less: discount	(929,000)	-	(929,000)	(1,142,600)	-	(1,142,600)
	$2,267,600	$211,600	$2,479,200	$2,012,300	$79,500	$2,091,800
Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$293,600	$24,800	$318,400	$293,600	$7,400	$301,000
October 2012 7.5% Note to Cato Research Ltd. (1)	1,009,000	96,800	1,105,800	1,009,000	36,200	1,045,200
	1,302,600	121,600	1,424,200	1,302,600	43,600	1,346,200
Note discount	(115,000)	-	(115,000)	(147,200)	-	(147,200)
Total notes payable to related parties	1,187,600	121,600	1,309,200	1,155,400	43,600	1,199,000
less: current portion	(74,700)	(24,800)	(99,500)	(85,600)	(7,400)	(93,000)
non-current portion and discount	$1,112,900	$96,800	$1,209,700	$1,069,800	$36,200	$1,106,000
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

On July 26, 2013, the Company issued an additional senior secured convertible promissory note in the principal amount of $250,000 to Platinum (the “July 2013 Note”). The July 2013 Note matures on July 26, 2016 and accrues interest at a rate of 10% per annum. Subject to certain terms and conditions, all principal and accrued interest under the July 2013 Note will be payable by the Company through the issuance of restricted shares of common stock to Platinum. Subject to certain potential adjustments set forth in the July 2013 Note, the number of restricted shares of common stock issuable as payment in full for the July 2013 Note at maturity will be calculated by dividing the outstanding balance plus accrued interest of the July 2013 Note by $0.50 per share. In the same manner as the earlier Notes, prior to maturity, the outstanding principal and any accrued interest on the July 2013 Note is convertible, in whole or in part, at Platinum’s option into shares of the Company’s restricted common stock at a conversion price of $0.50 per share, subject to certain adjustments. The conversion feature in the July 2013 Note constituted a beneficial conversion feature at the date of issuance. As additional consideration for the purchase of the July 2013 Note, the Company issued to Platinum a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “July 2013 Warrant”). In addition, the Company granted Platinum the right to exchange all amounts due under the terms of the July 2013 Note into the 2013 Unit Private Placement securities (see Note 9, Capital Stock) offered by the Company to third party investors to finance its short-term working capital needs (the “Exchange Securities”). Upon the Company’s receipt of gross proceeds of at least $10.0 million from the Autilion Financing, the Company expects the July 2013 Note to be converted into the Exchange Securities.

Subject to limited exceptions, the Exchange Warrant, each of the Investment Warrants, and the July 2013 Warrant include certain exercise price reset and anti-dilution protection features in the event that the Company issues other shares of common stock during the five-year term of the warrants at a price less than their initial $1.50 per share exercise price (subsequently modified to $0.50 per share exercise price as described in Note 9, Capital Stock), or $0.50 per share exercise price in the case of the July 2013 Warrant. As a result of these provisions, the Exchange Warrant, the Investment Warrants and the July 2013 Warrant do not meet the criteria set forth in ASC 815, Derivatives and Hedging, to be considered indexed to the Company’s own stock and treated as equity instruments. Consequently, the Company recorded the Exchange Warrant, each of the Investment Warrants and the July 2013 Warrant as liabilities at their fair value, which was estimated at the issuance date using a Monte Carlo simulation model or the Black-Scholes Option Pricing model.  The fair value of the Exchange Warrant at the date of issuance was recorded as a liability and as a corresponding charge to loss on early extinguishment of debt in the Statement of Operations and Comprehensive Income in the third quarter of the fiscal year ended March 31, 2013.  The fair value of each Investment Warrant at the date of issuance was recorded as a liability and as a corresponding discount to the respective Investment Note.  Subject to limitations of the absolute amount of discount attributable to each Investment Note and the July 2013 Note, the Company treated the issuance-date intrinsic value of the beneficial conversion feature embedded in each note as an additional component of the discount attributable to each note and recorded a discount attributable to the beneficial conversion feature for each note.

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

The Company amortizes the aggregate discount attributable to each of the Investment Notes and the July 2013 Note using the interest method over the respective term of each note.  The effective interest rate attributable to the July 2013 Note is 159.05%

The fair value of the Exchange Warrant, Investment Warrants and the July 2013 Warrant was re-measured as of December 31, 2013 at an aggregate fair value of $780,400.  The accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss reflects the $620,900 and $1,354,400 decrease in fair value of these warrants for the quarter and nine months ended December 31, 2013, respectively.

10% Convertible Notes Issued in Connection with 2013 Unit Private Placement

As described more completely in the section entitled 2013 Unit Private Placement in Note 9, Capital Stock, between August and December 2013, the Company issued to accredited investors 10% convertible notes (the “Unit Notes”) in an aggregate face amount of $580,000 in connection with its private placement offering of Units. The Unit Notes mature on July 30, 2014 and each Unit Note and its related accrued interest is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share at or prior to maturity, at the option of the investor.  The Company has the right to prepay the Unit Notes and accrued interest in cash prior to maturity without penalty.

The Company allocated the proceeds from the sale of the Units to the Unit Notes, the common stock and the warrants comprising the Units based on the relative fair values of the individual securities on the dates of the Unit sales. Based on the short-duration of the Unit Notes and their other terms, the Company determined that the fair value of the Unit Notes at the date of issuance was equal to their face value. Accordingly, the Company recorded an initial discount attributable to each Unit Note for an amount representing the difference between the face value of the Unit Note and its relative value. Additionally, the Unit Notes contain an embedded conversion feature, certain of which have an intrinsic value at the issuance date, which value the Company treated as an additional discount attributable to those Unit Notes, subject to limitations on the absolute amount of discount attributable to each Unit Note. The Company recorded a corresponding credit to additional paid-in capital, an equity account in the Condensed Consolidated Balance Sheet, attributable to the beneficial conversion feature.  The Company amortizes the aggregate discount attributable to each of the Unit Notes using the interest method over the respective term of each Unit Note.  Based on their respective discounts, the effective interest rates attributable to the Unit Notes range from 72.8% to 701.9%

Notes Payable to Morrison & Foerster

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

The Company treated the aggregate of the incremental value of the Amended M&F Warrant and the fair value of the New M&F Warrant as a discount to the Replacement Notes. Through December 31, 2013, the Company has adjusted the New M&F Warrant to increase the number of restricted shares available for purchase by 161,179 shares, based on interest accrued on Replacement Note B through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

The difference between the face value of the UHN Note and its issuance-date fair value has been treated as a discount to the note and is being amortized over the term of the note using the interest method. Through December 31, 2013, the Company has adjusted the UHN Warrant to increase the number of shares available for purchase by 50,471 shares, based on interest accrued on the UHN Note through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

The Company determined that the cancellation of the accounts payable to CRL for CRO Services and the related issuance of the CRL Note should be accounted for as an extinguishment of debt.  Accordingly, the Company recorded the CRL Note at its fair value of $857,900 based on the present value of its scheduled cash flows and assumptions regarding market interest rates for unsecured debt of similar quality. The Company determined the fair value of the CRL Warrant to be $0.48 per share, or $486,200. The Company recognized the difference between the sum of the fair values of the CRL Note and the CRL Warrant less the accounts payable balance due to CRL, $335,100, as a non-cash loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income for the third quarter of the fiscal year ended March 31, 2013.  The fair value of the warrant, $486,200, which is treated as an equity instrument, was credited to additional paid in capital at the issuance date. The difference between the face value of the CRL Note and its fair value, $151,100, has been treated as a discount to the note and is being amortized over the term of the note using the interest method.  Through December 31, 2013, the Company has adjusted the CRL Warrant to increase the number of restricted shares available for purchase by 96,754 shares, based on interest accrued on the CRL Note through that date. The Company has recorded the fair value of the additional warrant shares as a charge to interest expense and a corresponding credit to additional paid-in capital.

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

Cato Research Ltd.

The Company has built a strategic development relationship with Cato Research Ltd. (“CRL”), a global contract research and development organization, or CRO, and an affiliate of one of the Company’s largest stockholders.  CRL has provided the Company with access to essential CRO services and regulatory expertise supporting its AV-101 preclinical and clinical development programs and other projects.  The Company recorded research and development expenses for CRO services provided by CRL in the amounts of $7,500 and $45,000 for the three and nine month periods ended December 31, 2013, respectively, and $124,700 and $639,300 for the three and nine month periods ended December 31, 2012, respectively. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued an unsecured promissory note in the principal amount of $1,009,000, and a warrant exercisable for 1,009,000 shares of the Company’s common stock, as payment in full of all amounts owed to CRL for CRO services rendered to the Company through December 31, 2012.

Note 9.  Capital Stock

Autilion AG Securities Purchase Agreement

On April 8, 2013, the Company entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  On April 12, 2013, Autilion assigned the Purchase Agreement to its affiliate, Bergamo Acquisition Corp. PTE LTD, a corporation organized and existing under the laws of Singapore (“Bergamo Singapore”). On April 30, 2013, the Company and Bergamo Singapore amended the Securities Purchase Agreement to modify the investment dates.  On June 27, 2013, the Company, Autilion and Bergamo Singapore further amended the Securities Purchase Agreement to vacate Autilion’s April 2013 assignment of the Securities Purchase Agreement to Bergamo Singapore, provide for an initial closing under the Securities Purchase Agreement, and amend certain of the investment dates under the Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of the Company’s common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million, in a series of closings scheduled to have occurred by September 30, 2013 (the “Autilion Financing”). At December 31, 2013, the Company had completed a nominal initial closing of the Autilion Financing in the amount of $25,000 and issued 50,000 restricted shares of common stock. Although there can be no assurance that an additional closing of the Autilion Financing will occur, in early January 2014, Autilion informed the Company of its expectation that the Company will receive the full $36.0 million committed under the terms of the Securities Purchase Agreement by mid-February 2014. As of the date of this report, there has not been a subsequent closing of the Autilion Financing. The Securities Purchase Agreement also provides for the election to the Company’s Board of Directors of a designee of Autilion upon completion of the Autilion Financing.

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

2013 Unit Private Placement

Between August and December 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which it sold to such investors 116 Units, each Unit consisting of (i) a 10% convertible note in the face amount of $5,000 maturing on July 30, 2014 (the “Unit Note”); (ii) 10,000 shares of the Company’s restricted common stock (the “Unit Stock”); and (iii) a warrant exercisable through July 30, 2016 to purchase 10,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share (the “Unit Warrant”).  Accordingly, the Company issued Unit Notes in the aggregate face amount of $580,000; an aggregate of 1,160,000 shares of Unit Stock, and warrants to purchase an aggregate of 1,160,000 shares of the Company’s restricted common stock pursuant to the Unit Warrants, and received cash proceeds of $580,000, including $50,000 in lieu of repayment of previous advances to the Company made by one of its executive officers. The Unit Notes and related accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at or prior to maturity, at the option of each investor. The Units also represent the Exchange Securities into which Platinum may convert the July 2013 Note.

The Company allocated the proceeds from the sale of the Units to the various securities based on their relative fair values on the dates of the sales. As described in Note 7, Convertible PromissoryNotes and Other Notes Payable, based on the short-term nature of the Unit Notes, the Company determined that fair value of the Unit Notes was equal to their face value. The Company determined the fair value of the Unit Stock based on the quoted market price of its stock on the date of the Unit sale. The Company calculated the fair value of the Unit Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Unit sales proceeds based on the relative fair values of the Unit Stock, Unit Warrants and Unit Notes at the Unit sales date.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions						Per Share	Aggregate	Aggregate	Aggregate Allocation of Proceeds
Warrant				Risk free			Fair	Fair Value	Proceeds	Based on Relative Fair Value of:
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit		Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Unit Stock	Warrant	Unit Note

1,160,000	$0.47	$1.00	2.80	0.57%	76.85%	0.0%	$0.14	$166,400	$580,000	$238,200	$69,300	$272,500

Modification of Warrants held by Platinum

Effective on May 24, 2013, the Company and Platinum entered into an Amendment and Waiver Agreement (the “Amendment and Waiver”) pursuant to which the Company agreed to reduce the exercise price of the Exchange Warrant and the Investment Warrants issued to Platinum in October 2012 and February 2013 and March 2013 (collectively, the “Warrants”) from $1.50 per share to $0.50 per share in consideration for Platinum’s agreement to waive its rights for any increase in the number of shares of common stock issuable under the adjustment provisions of the Exchange Warrant and the Investment Warrants that would otherwise occur from (i) the Company’s sale of shares of its common stock at a price of $0.50 per share in connection with the Autilion Financing; (ii) the March 2013 grant of warrants to certain of the Company’s officers and independent directors to purchase an aggregate of 3.0 million restricted shares of common stock at an exercise price of $0.64 per share; and (iii) the Company’s issuance of restricted shares of its common stock resulting in gross proceeds not to exceed $1.5 million in connection with the exercise by warrant holders, by no later than June 30, 2013, subsequently extended to July 30, 2013, of previously outstanding warrants for which the Company may reduce the exercise price to not less than $0.50 per share. (See “Other Warrant Modifications and Exercises” below.)

As described in Note 4, Fair Value Measurements and in Note 7, Convertible Promissory Notes and Other Notes Payable, the Company re-measures the fair value of the Exchange Warrant, the Investment Warrants and the July 2013 Warrant at the end of each quarterly reporting period.  The fair value re-measurement at June 30, 2013 incorporated the modification of the exercise price resulting from the Amendment and Waiver and the corresponding adjustment was reflected as a component of the Warrant Liability at that date.  At December 31, 2013, the Company determined the fair values of the Exchange Warrant, the Investment Warrants and the July 2013 Warrant to be a weighted average of $0.22 per share, or an aggregate of $780,400, recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheet at December 31, 2013, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.42; exercise price per share: $0.50; risk-free interest rate: 1.16% to 1.54%; remaining contractual term: 3.78 years to 4.56 years; volatility: 76.1% to 81.5%; and expected dividend rate: 0%. At December 31, 2013, the Company also re-measured the fair value of the Series A Exchange Warrant which is contingently issuable to Platinum upon the exchange of its shares of the Company’s Series A Preferred Stock into shares of the Company’s restricted common stock.  The Company determined the fair value of the Series A Exchange Warrant, also recorded as a component of Warrant Liability in the accompanying Condensed Consolidated Balance Sheets at December 31, 2013, to be $0.27 per share, or $1,936,700, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.42; exercise price per share: $0.50; risk-free interest rate: 1.75%; contractual term: 5.00 years; volatility: 85.7%; expected dividend rate: 0%; and assumed probability of issuance of 95%.

Other Warrant Modifications and Exercises

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

Assumption:	Pre-modification	Post-modification
Market price per share (weighted average)	$0.74	$0.74
Exercise price per share (weighted average)	$1.50	$0.50
Risk-free interest rate (weighted average)	0.82%	0.03%
Contractual term in years (weighted average)	3.47	0.06
Volatility (weighted average)	84.6%	73.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.30	$0.24

In October 2013 the Company modified certain outstanding warrants held by its long-term investors and consultants to purchase an aggregate of 1,292,778 shares of the Company’s restricted common stock to reduce the exercise price of the warrants to $0.50 per share and, for warrants scheduled to expire on December 31, 2013, extend the exercise term of the warrants until January 31, 2015, generally without modifying the exercise price.  The Company calculated the fair value of the warrants immediately before and after the modifications and determined that the fair value of the warrants increased by $77,800, which is reflected in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications and term extensions were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share at modification date	$0.50	$0.50
Exercise price per share (weighted average)	$1.50	$1.23
Risk-free interest rate (weighted average)	0.33%	0.44%
Contractual term in years (weighted average)	1.40	2.10
Volatility (weighted average)	74.4%	75.8%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.05	$0.11

Additionally, in October 2013, the Company issued new warrants to purchase an aggregate of 237,500 shares of its restricted common stock to certain former warrant holders whose warrants to purchase an equivalent number of shares of the Company’s restricted common stock at an exercise price of $1.50 per share had recently expired.  The Company calculated the fair value of the new warrants as $0.03 per share, using the Black-Scholes Option Pricing Model and the following assumptions. market price per share: $0.50; exercise price per share: $1.50; risk-free interest rate: 0.20%; contractual term: 1.32 years; volatility: 73.5%; and expected dividend rate: 0%.  The Company recorded the aggregate fair value of $7,400 for the new warrants in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, with a corresponding credit to additional paid-in capital, an equity account.

In December 2013, the Company modified additional outstanding warrants held by certain of its long-term investors, consultants, and members of management and its Board of Directors to purchase an aggregate of 1,260,251 shares of its restricted common stock to reduce the exercise price of the warrants to $0.50 per share and, in limited cases, extend the exercise term of the warrants.  The Company calculated the fair value of the warrants immediately before and after the modifications and determined that the fair value of the warrants increased by $344,000, which is reflected in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The warrants subject to the exercise price modifications and term extensions were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share at modification date	$0.40	$0.40
Exercise price per share (weighted average)	$1.67	$0.50
Risk-free interest rate (weighted average)	0.51%	0.57%
Contractual term in years (weighted average)	2.06	2.34
Volatility (weighted average)	73.6%	74.4%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$0.05	$0.14

In making its fair value determinations for both warrant modifications and new grants using the Black Scholes Option Pricing Model, the Company utilizes the following principles in selecting its input assumptions. The market price per share is based on the quoted market price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of the modification or grant.  Because of its short history as a public company, the Company estimates volatility based on the historical volatilities of a peer group of public companies over the contractual or remaining contractual term of the warrant.  The contractual term of the warrant is determined based on the grant or modification date and the latest date on which the warrant can be exercised under its terms or under the terms of the discounted exercise price offer. The risk-free rate of interest is based on the quoted constant maturity rate for U.S Treasury Bills on the date of the modification for the term corresponding with the contractual term of the warrant.  The dividend rate is zero as the Company has not paid and does not expect to pay dividends in the near future.

On June 27, 2013, the Company’s Chief Executive Officer exercised an outstanding warrant to purchase 50,000 restricted shares of the Company’s common stock at an exercise price of $0.64 per share and the Company received cash proceeds of $32,000 from his exercise.

Following the warrant issuances, modifications and exercises described above, at December 31, 2013, the Company had outstanding warrants to purchase shares of its restricted common stock at a weighted average exercise price of $0.89 per share as follows:

		Shares Subject to
Exercise		Purchase at
Price	Expiration	December 31,
per Share	Date	2013
$0.50	5/11/2014 to 7/26/2018	5,254,019
$0.64	3/3/2023	2,940,000
$0.88	5/11/2014	15,428
$1.00	7/30/2016 to 9/30/2017	4,406,281
$1.25	5/11/2014 to 12/31/2014	50,280
$1.50	5/11/2014 to 3/14/2018	2,491,016
$2.00	9/15/2017	425,000
$2.50	5/11/2014	42,443
$2.625	1/31/2015	61,418
$3.00	2/13/2016	25,000
		15,710,885

Deemed Dividend

Pursuant to the October 2012 Agreement described in Note 7, Convertible Promissory Notes and Other Notes Payable, Platinum’s exchange rights in the Company’s Series A Preferred were modified such that Platinum currently has the right and option to exchange 500,000 restricted shares of the Company’s Series A Preferred that it holds for (i) a total of 15,000,000 restricted shares of the Company’s common stock (increased from 5,000,000 shares), and (ii) a five-year warrant to purchase 7,500,000 restricted shares of the Company’s common stock at an initial exercise price of $1.50 per share (the “Series A Exchange Warrant”). The modification of the exchange ratio and the contingent grant of the Series A Exchange Warrant pursuant to the October 2012 Agreement resulted in a deemed dividend on the Series A Preferred in the aggregate amount of $10,193,200 for accounting purposes, which has been reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine month periods ended December 31, 2012. The aggregate amount of the deemed dividend was determined based on (i) the fair value of the 10 million incremental shares to which Platinum is entitled pursuant to the October 2012 Agreement valued at the $0.75 per share quoted market price for the Company’s common stock on the date of the agreement, an aggregate of $7.5 million, adjusted for an expected 95% probability of exercise of the exchange rights by Platinum, or $7,125,000, plus (ii) the fair value of the Series A Exchange Warrant, determined to be $0.43 per share, on the date of the agreement using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.75; exercise price per share: $1.50; risk-free interest rate: 0.67%; contractual term: 5 years; volatility: 89.9%; expected dividend rate: 0%; further adjusted for an expected 95% probability of exercise of the exchange rights by Platinum, for a fair value of $3,068,200.  The fair value of the Series A Exchange Warrant was also recognized as a liability at the date of the October 2012 Agreement, with a corresponding charge to additional paid-in capital, an equity account.

Note 10.  Related Party Transactions

Between September and December 2013, one of the Company’s executive officers provided short-term cash advances aggregating $64,000 to meet the Company’s short-term working capital requirements. In lieu of cash repayment of the advances by the Company, in December 2013, the officer elected to invest $50,000 in the 2013 Unit Private Placement.  The Company has partially repaid the remaining balance of the advances.

Cato Holding Company, doing business as Cato BioVentures ("CBV"), the parent of CRL, is one of the Company’s largest institutional stockholders at December 31, 2013.  As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the 2011 CHC Note was cancelled and exchanged for the 2012 CHC Note and the CHC Warrant.  The 2012 CHC Note bears interest at the rate of 7.5% compounded monthly and is payable in monthly installments of $10,000 beginning November 1, 2012 until the balance is paid in full, with the final monthly payment to be made in the amount equal to the then current outstanding balance of principal and interest due under the 2012 Cato Note.  Total interest expense, including amortization of note discount, on notes payable to CHC was $7,900 and $24,000 in the three and nine month periods ended December 31, 2013, respectively, and $34,700 and $51,400 in the three and nine month periods ended December 31, 2012, respectively.

During fiscal year 2007, the Company entered into a contract research organization arrangement with CRL related to the development of its lead drug candidate, AV-101, and subsequent other projects under which the Company incurred expenses of $7,500 and $124,700 in the three month periods ended December 31, 2013 and 2012, respectively, and $45,000 and $639,300 in the nine month periods ended December 31, 2013 and 2012, respectively.

As described in Note 7, Convertible Promissory Notes and Other Notes Payable, in October 2012, the Company issued to CRL (i) the CRL Note as payment in full for all contract research and development services and regulatory advice (“CRO Services”) rendered by CRL to the Company and its affiliates through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) the CRL Warrant. The principal amount of the CRL Note may, at the Company’s option, be automatically increased as a result of future CRO Services rendered by CRL to the Company and its affiliates from January 1, 2013 to June 30, 2013.  The CRL Note accrues interest at a rate of 7.5% compounded monthly, is due and payable on March 31, 2016 and is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant.  Total interest expense, including amortization of the note discount, on the CRL Note for the three and nine month periods ended December 31, 2013 was $32,000 and $103,500, respectively, and $26,300 for both the three and nine month periods ended December 31, 2012.

Note 11.  Subsequent Events

2014 Unit Private Placement

Through February 10, 2014, the Company entered into additional securities purchase agreements with accredited investors pursuant to which it sold to such investors aggregate Units consisting of (i) one-year 10% convertible Unit Notes in the aggregate face amount of $390,000; (ii) an aggregate of 780,000 shares of the Company’s restricted common stock; and (iii) warrants exercisable through July 30, 2016 to purchase an aggregate of 780,000 restricted shares of the Company’s common stock at an exercise price of $1.00 per share.  The Company received cash proceeds of $390,000 from the sales of the Units.

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

Business Overview
We are a biotechnology company with expertise applying human pluripotent stem cell technology for drug rescue, drug discovery and regenerative medicine.

Our Human Clinical Trials in a Test Tubetm platform is based on a combination of proprietary and exclusively licensed stem cell technologies focused on understanding and controlling stem cell differentiation (development) and production of multiple types of mature, functional, human cells from human pluripotent stem cells, including human heart cells and liver cells used in our novel bioassay systems.

With mature heart cells produced from stem cells, we have developed CardioSafe 3D ™, a novel bioassay system for assessing cardiotoxicity. We believe CardioSafe 3D ™ is capable of predicting the in vivo cardiac effects, both toxic and non-toxic, of small molecule drug candidates before they are ever tested in animals or humans. We are developing LiverSafe 3D™, a human liver cell-based bioassay system, for assessing potential liver toxicity and adverse drug-drug interactions early in development. We believe our human pluripotent stem cell-derived bioassay systems will allow us to assess the heart and liver safety profile of new drug candidates with greater speed and precision than nonclinical surrogate safety testing models currently used in drug development.

Drug rescue involves the combination of human pluripotent stem cell technology with medicinal chemistry. The primary goal of drug rescue is to generate new, safer proprietary variants of once-promising small molecule drug candidates that pharmaceutical companies and others have discovered, developed and ultimately discontinued prior to market approval due to unexpected heart or liver safety concerns. We refer to once-promising drug candidates now suitable for drug rescue as Drug Rescue Candidates™. And we refer to new, safer proprietary variants generated in drug rescue campaigns as Drug Rescue Variants™. Our drug rescue strategy is to leverage (i) prior R&D investment in Drug Rescue Candidates™ by pharmaceutical companies and others, (ii) our unique insight into heart and liver biology from CardioSafe 3D ™ and LiverSafe 3D™, and (iii) medicinal chemistry to generate Drug Rescue Variants for license and sale to pharmaceutical companies and others.

We are utilizing the vast amount of information available in the public domain to identify and assess potential Drug Rescue Candidates. We may also seek to acquire rights to certain Drug Rescue Candidates from third-parties, including academic research institutions and biotechnology, medicinal chemistry and pharmaceutical companies. We plan to have a range of economic participation rights in each lead Drug Rescue Variant we license or sell, including up-front payments, milestone payments and, if approved for commercial sale, royalties on net sales.

In parallel with our drug rescue activities, we plan to explore, internally and/or through sponsored external programs, pilot nonclinical development opportunities relating to small molecule drug discovery and/or regenerative medicine focused on blood, bone, cartilage, heart, liver and pancreas (insulin-producing beta islet) cells. Each of these drug discovery and regenerative medicine programs would be based on the proprietary differentiation and production capabilities of our Human Clinical Trials in a Test Tubetm platform.

With grant funding from the U.S. National Institutes of Health (“NIH”), we have successfully completed Phase 1 development of AV-101.  AV-101 is an orally available small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market, including neuropathic pain, a serious and chronic condition causing pain after an injury or disease of the peripheral or central nervous system, and depression. We were awarded over $8.8 million of grant funding from the NIH to support our nonclinical and Phase I clinical development of AV-101 for neuropathic pain. We intend to explore potential strategic partnering alternatives for further development of AV-101 for neuropathic pain, depression or other neurological conditions and diseases.

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

Summary

During the nine months ended December 31, 2013, our scientific personnel have continued to expand the drug rescue capabilities of CardioSafe 3D™ and further develop LiverSafe 3D™.  Scientific operations were curtailed somewhat during the quarter ended September 30, 2013 as we decommissioned our former lab space in preparation for our move to expanded lab and office facilities at the end of July 2013 and completed the corresponding relocation, recalibration and recertification of our laboratories and equipment following the move. Limited cash resources during the quarter ended December 31, 2013 have limited certain scientific activities and collaborations. Nevertheless, we have continued to advance the capabilities of our heart and liver cells and pursue our internal evaluation of prospective drug rescue candidates. We successfully completed Phase 1 clinical development of AV-101 during our fiscal year ended March 31, 2013 and directed effort during our first fiscal quarter to finalizing AV-101 Phase 1b clinical study reports, as required under the terms of our NIH grant awards and to facilitate further collaborative development of AV-101.

Throughout this fiscal year, our executive management has been significantly focused on providing sufficient operating capital to advance our research and development objectives while meeting our continuing operational needs. To that end, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) with Autilion AG, a company organized and existing under the laws of Switzerland (“Autilion”).  Under the terms of the Securities Purchase Agreement, Autilion is contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million (the “Autilion Financing”). At December 31, 2013, we had completed a nominal initial closing of the Autilion Financing. Although there can be no assurance that an additional closing of the Autilion Financing will occur, in early January 2014, Autilion informed the Company of its expectation that the Company will receive the full $36.0 million committed under the terms of the Securities Purchase Agreement between mid-January and mid-February 2014. [As of the date of this report, there has not been a subsequent closing of the Autilion Financing.] The Securities Purchase Agreement also provides for the election to our Board of Directors of a designee of Autilion upon completion of the Autilion Financing.  This transaction is described in greater detail in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

For strategic purposes and to meet our working capital needs prior to the closing of the Autilion Financing, during June and July 2013, we offered certain warrant holders the opportunity to exercise outstanding warrants having an exercise price of $1.50 per share to purchase shares of our restricted common stock at a reduced exercise price of $0.50 per share. Through July 2013, warrant holders exercised modified warrants to purchase an aggregate of 528,370 restricted shares of our common stock and we received cash proceeds of $264,200.  In addition, certain long-term warrant holders exercised modified warrants to purchase 16,646 shares of our restricted common stock in lieu of payment by us in satisfaction of amounts due for professional services in the aggregate amount of $8,300. Additionally, in July 2013, we issued to Platinum a senior secured convertible note in the face amount of $250,000 (the “July 2013 Note”) and a five-year warrant to purchase 250,000 shares of our restricted common stock at an exercise price of $0.50 per share. Between August 2013 and February 10, 2014 we entered into strategic securities purchase agreements with accredited investors pursuant to which we sold to such investors Units of our securities consisting, in aggregate, of: (i) one-year 10% convertible notes in the aggregate face amount of $970,000; (ii) an aggregate of 1,940,000 shares of our restricted common stock; and (iii) warrants exercisable through July 30, 2016 to purchase an aggregate of 1,940,000 restricted shares of our common stock at an exercise price of $1.00 per share.  We received cash proceeds of $970,000 from the sale of the Units, including $50,000 in lieu of repayment of previous advances made to us by one of our executive officers. Under certain circumstances, the July 2013 Note issued to Platinum is convertible into Units.

Comparison of Three Months Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the three months ended December 31, 2013 and 2012 (amounts in $000).

	Three Months Ended December 31,
	2013	2012
Grant Revenue	$-	$-
Operating expenses:
Research and development	551	1,120
General and administrative	897	799
Total operating expenses	1,448	1,919
Loss from operations	(1,448)	(1,919)
Interest and other expenses (net)	(361)	(235)
Change in warrant liabilities	1,940	358
Loss on early extinguishment of debt	-	(3,537)
Income (loss) before income taxes	131	(5,333)
Income taxes	-	(2)
Net income (loss)	$131	$(5,335)
Deemed dividend on Series A Preferred Stock	-	(10,193)
Net income (loss) attributable to common stockholders	$131	$(15,528)

Revenue

We reported no grant or subcontract revenue for the quarter ended December 31, 2013 or 2012. We have successfully completed our Phase I development of AV-101, our prodrug candidate for the treatment of neuropathic pain and, potentially, depression and other neurological conditions. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed.  We had drawn the maximum amount available under the grant prior to its expiration.  Revenue associated with our earlier subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $551,000 for the quarter ended December 31, 2013, a decrease of 51% compared to $1,120,000 for the quarter ended December 31, 2012.  The following table indicates the primary components of research and development for each of the periods (in $000):

	Three Months Ended December 31,
	2013	2012
Salaries and benefits	$223	$202
Stock-based compensation	160	575
UHN research under SRCA	-	91
Technology licenses and royalties	29	8
Project-related third-party research and supplies:
AV-101	6	127
All other including CardioSafe and LiverSafe	68	81
	74	208
Rent	54	29
Depreciation	11	7
Total Research and Development Expense	$551	$1,120

The increase in R&D salaries and benefits expense reflects the impact of the addition of a research technician in April 2013, the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our President and Chief Scientific Officer, and general increases in employee benefits costs. In addition to the ratable amortization of stock-based compensation expense over the requisite service period of the respective grants made in both the current year and in prior years, stock-based compensation expense for the quarter ended December 31, 2013 includes approximately $82,000 as the impact of October 2013 and December 2013 modifications to reduce the exercise price of certain outstanding option grants to $0.40 per share or $0.50 per share, as well as approximately $33,000 attributable to the expense resulting from the March 2013 grant of a warrant to our President and Chief Scientific Officer that vests over three years, subject to certain vesting acceleration events. Stock-based compensation expense for the quarter ended December 2012 includes approximately $558,000 as the impact of October 2012 modifications reducing the exercise price to $0.75 per share and reducing any remaining vesting period to two years for certain option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years. Our 2012/2013 sponsored research project budget under the collaboration agreement with Dr. Gordon Keller’s laboratory at UHN ended on September 30, 2013. We are currently in discussions with Dr. Keller and UHN regarding the scope of our 2013/2014 sponsored research project budget under the agreement, and we anticipate finalizing such budget in the near term.. The expense recorded in 2012 reflects our stem cell research collaboration in accordance with our agreements with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense increased in 2013 reflecting increased costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012 and completed them by mid-year 2012. AV-101 expenses in the current quarter of calendar 2013 reflect the costs associated with monitoring for and responding to potential feedback related to our final clinical trial and other reports required under the terms of the prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd.  The 2013 increases in rent and depreciation expenses reflect increased rental costs and the amortization of tenant improvements related to our relocation to expanded facilities in late-July 2013.

General and Administrative Expense

General and administrative expense was $897,000 for the quarter ended December 31, 2013, an increase of 12% compared with $799,000 for the quarter ended December 31, 2012.  The following table indicates the primary components of general and administrative expenses for each of the periods (in $000):

	Three Months Ended December 31,
	2013	2012
Salaries and benefits	$155	$165
Stock-based compensation	309	239
Consulting services	24	37
Legal, accounting and other professional fees	74	64
Investor relations	30	204
Insurance	33	30
Travel and entertainment	2	9
Rent and utilities	40	21
Warrant modification expense	207	-
All other expenses	23	30
Total General and Administrative Expense	$897	$799

The decrease in administrative salaries and benefits expense reflects the impact of (i) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our Chief Executive Officer; (ii) the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status; (iii) the April 2013 conversion of an administrative assistant from part-time consultant to part-time employee status, and (iv) general annual increases in employee benefits costs; all offset by the impact of a voluntary resignation of an administrative staff member. In addition to the ratable amortization of stock-based compensation expense over the requisite service period of the respective grants made in both the current year and in prior years, stock-based compensation expense for the quarter ended December 31, 2013 includes approximately $170,000 as the impact of October 2013 and December 2013 modifications to reduce the exercise price of certain outstanding option grants to $0.40 per share or $0.50 per share, as well as approximately $67,000 attributable to the expense resulting from the March 2013 grant of warrants vesting over three years, subject to certain vesting acceleration events, to certain members of our senior management and to the independent members of our Board of Directors.  Stock-based compensation expense for the quarter ended December 2012 includes approximately $231,000 as the impact of October 2012 modifications reducing the exercise price to $0.75 per share and reducing any remaining vesting period to two years for certain option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and consultants in prior years. The increase in legal, accounting and other professional fees primarily reflects the impact of temporary employee fees offset by the impact of the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status, as noted above.  During 2012, we had engaged third parties to provide us with investor relations services and to conduct market awareness initiatives; for strategic purposes, we have significantly scaled back those initiatives during 2013.  The 2013 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013. Warrant modification expense reflects the impact of October 2013 and December 2013 strategic reductions in the exercise price of certain outstanding warrants, generally from $1.75 per share or $1.50 per share, to $0.50 per share, and in limited cases, the extension of the term of certain outstanding warrants.

Interest and Other Expenses, Net

Interest expense, net totaled $361,000 for the three months ended December 31, 2013, a 54% increase compared to the $235,000 reported for the three months ended December 31, 2012.  The following table summarizes the primary components of interest expense for each of the periods (in $000):

	Three Months Ended December 31,
	2013	2012
Interest expense on promissory notes, including discount amortization	$383	$262
Charge related to registration rights for February 2012 12% convertible notes	-	(21)
Charge for investment banker warrants related to February 2012 Convertible promissory notes	-	28
Other interest expense, including on capital leases and premium financing	2	2
	385	271
Effect of foreign currency fluctuations on notes payable	(21)	$(9)
Interest Income	(3)	$(27)
Interest Expense, net	$361	$235

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

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013. We also issued a similar senior secured promissory note and related warrant to Platinum in July 2013.  Upon Platinum’s exchange of the shares of our Series A preferred stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. All of these notes and warrants are described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities.  Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. During the quarter ended December 31, 2013, we recognized non-cash income of $1,940,000 related to the net decrease in the estimated fair value of these liabilities since September 30, 2013, which resulted primarily from the decrease in the market price of our common stock in relation to the anticipated exercise price of the warrants. During the quarter ended December 31, 2012, we recognized non-cash income of $358,000 related to the net decrease in the estimated fair value of the warrant liabilities since their initial October 2012 issuance date, which again resulted primarily from the decrease in the market price of our common stock in relation to the anticipated exercise price of the warrants.

In the quarter ended December 31, 2012, we recognized non-cash losses on the early extinguishment of debt in the aggregate amount of $3.5 million as a result of the restructuring of notes payable to Platinum and Cato Holding Company, and the restructuring of accounts payable to Cato Research, Ltd. and University Health Network that were converted to notes payable, as well as upon the conversion by the holders of our 12% Convertible Promissory Notes issued in February 2012 into restricted shares of our common stock and warrants, all of which were treated as extinguishment of debt for accounting purposes.

In October 2012, in connection with the Note and Exchange Agreement we entered with Platinum, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we recorded a non-cash deemed dividend of $10.2 million as a result of the modification of the exchange rights for the Series A Preferred Stock held by Platinum and the related contingent grant of a five-year warrant to purchase shares of our common stock upon Platinum’s exercise of its Series A preferred stock exchange rights.

Comparison of Nine Months Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the nine months ended December 31, 2013 and 2012 (amounts in $000).

	Nine Months Ended December 31,
	2013	2012
Revenues:
Grant revenue	$-	$200
Operating expenses:
Research and development	1,916	3,092
General and administrative	2,048	2,430
Total operating expenses	3,964	5,522
Loss from operations	(3,964)	(5,322)
Other expenses, net:
Interest expense, net	(1,000)	(612)
Change in warrant liabilities	3,824	358
Loss on early extinguishment of debt	-	(3,537)
Loss before income taxes	(1,140)	(9,113)
Income taxes	(3)	(4)
Net loss	$(1,143)	$(9,117)
Deemed dividend on Series A Preferred Stock	-	(10,193)
Net loss attributable to common stockholders	$(1,143)	$(19,310)

Revenue

The following table compares our primary revenue sources between the periods (in $000):

	Nine Months Ended December 31,
	2013	2012
NIH - AV-101 grant	$-	$187
Subcontract revenue	-	13
Total Revenue	$-	$200

We have successfully completed our Phase I development of AV-101, our prodrug candidate for the treatment of neuropathic pain and, potentially, depression and other neurological conditions. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012.  We had drawn the maximum amount available under the grant prior to its expiration.  Revenue associated with our earlier subcontract research arrangement terminated in May 2012.

Research and Development Expense

Research and development expense totaled $1,916,000 for the nine months ended December 31, 2013, a decrease of 38% compared to $3,092,000 for the nine months ended December 31, 2012.  The following table indicates the primary components of research and development for each of the periods (in $000):

	Nine Months Ended December 31,
	2013	2012
Salaries and benefits	$679	$587
Stock-based compensation	340	667
UHN research under SRCA	160	391
Technology licenses and royalties	365	108
Project-related third-party research and supplies:
AV-101	44	1,049
All other including CardioSafe and LiverSafe	166	189
	210	1,238
Rent	129	86
Depreciation	33	15
Total Research and Development Expense	$1,916	$3,092

The increase in R&D salaries and benefits expense reflects the impact of (i) the addition of a research technician in April 2013; (ii) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our President and Chief Scientific Officer; and (iii) general annual increases in employee benefits costs. In addition to the ratable amortization of stock-based compensation expense over the requisite service period of the respective grants made in both the current year and in prior years, stock-based compensation expense for the nine months ended December 31, 2013 includes approximately $82,000 as the impact of October 2013 and December 2013 modifications to reduce the exercise price of certain outstanding option grants to $0.40 per share or $0.50 per share, as well as approximately $100,000 attributable to the expense resulting from the March 2013 grant of a warrant to our President and Chief Scientific Officer that vests over three years, subject to certain vesting acceleration events. Stock-based compensation expense for the quarter ended December 2012 includes approximately $558,000 as the impact of October 2012 modifications reducing the exercise price to $0.75 per share and reducing any remaining vesting period to two years for certain option grants having exercise prices between $1.13 per share and $2.58 per share made to certain scientific employees and consultants in prior years. Our 2012/2013 sponsored research project budget under the collaboration agreement with Dr. Gordon Keller’s laboratory at UHN ended on September 30, 2013. We are currently in discussions with Dr. Keller and UHN regarding the scope of our 2013/2014 sponsored research project budget under the agreement, and we anticipate finalizing such budget in the near term. The expense recorded in 2012 reflects our stem cell research collaboration in accordance with our agreements with UHN made in the third and fourth quarters of our fiscal year ended March 31, 2012 and in a further modification effective beginning in October 2012. Technology license expense has increased in 2013 reflecting significantly increased costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. We began Phase 1b clinical trials of AV-101 early in calendar 2012, completing them by mid-year 2012. We recorded significant expense related to the trials during the nine months ended December 31, 2012.  AV-101 expenses in the nine months ended December 31, 2013 reflect the costs associated with finalizing the AV-101 clinical trial results, preparing the final clinical trial and other reports required under the terms of the NIH grant and monitoring for feedback related to the reports, activities performed primarily through our contract research collaborator, Cato Research Ltd.  The increase in rent expense and depreciation for the nine months ended December 31, 2013 reflects increased rental costs and the amortization of tenant improvements related to our relocation to expanded facilities in late-July 2013.

General and Administrative Expense

General and administrative expense totaled $2,048,000 for the nine months ended December 31, 2013, a reduction of 16% compared with $2,430,000 for the nine months ended December 31, 2012.  The following table indicates the primary components of general and administrative expenses for each of the periods (in $000):

	Nine Months Ended December 31,
	2013	2012
Salaries and benefits	$553	$433
Stock-based compensation	553	295
Consulting services	87	122
Legal, accounting and other professional fees	275	357
Investor relations	90	509
Insurance	97	92
Travel and entertainment	18	23
Rent and utilities	98	65
Warrant modification expense	174	440
All other expenses	103	94
Total General and Administrative Expense	$2,048	$2,430

The increase in administrative salaries and benefits expense reflects the impact of (i) the partial restoration in April 2013 of an earlier voluntary salary reduction to below his contractual pay rate taken by our Chief Executive Officer; (ii) the September 2012 conversion of our Chief Financial Officer from part-time consultant to full-time employee status; (iii) the April 2013 conversion of an administrative assistant from part-time consultant to part-time employee status, and (iv) general annual increases in employee benefits costs; all offset by the impact of voluntary resignations of certain administrative personnel. In addition to the ratable amortization of stock-based compensation expense over the requisite service period of the respective grants made in both the current year and in prior years, stock-based compensation expense for the quarter ended December 31, 2013 includes approximately $170,000 as the impact of October 2013 and December 2013 modifications to reduce the exercise price of certain outstanding option grants to $0.40 per share or $0.50 per share, as well as approximately $201,000 attributable to the expense resulting from the March 2013 grant of warrants vesting over three years, subject to certain vesting acceleration events, to certain members of our senior management and to the independent members of our Board of Directors.  Stock-based compensation expense for the quarter ended December 2012 includes approximately $231,000 as the impact of October 2012 modifications reducing the exercise price to $0.75 per share and reducing any remaining vesting period to two years for certain option grants having exercise prices between $1.13 per share and $2.58 per share made to certain administrative employees and consultants in prior years. The reduction in legal, accounting and other professional fees is primarily the result of the conversion of our Chief Financial Officer from part-time consultant to full-time employee status, as noted above, partially offset by the impact of temporary employee fees. During 2012, we had engaged third parties to provide us with investor relations services and to conduct market awareness initiatives; for strategic purposes, we have significantly scaled back those initiatives during 2013.  The 2013 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013. Warrant modification expense for 2013 reflects the impact of October 2013 and December 2013 strategic reductions in the exercise price of certain outstanding warrants, generally from $1.75 per share or $1.50 per share, to $0.50 per share, and in limited cases, the extension of the term of certain outstanding warrants. In May 2012 we recorded warrant modification expense also related to the reduction of the exercise price of certain outstanding warrants.  The increase in other expenses for 2013 includes one-time costs associated with our late-July 2013 relocation to new facilities.

Interest and Other Expenses, Net

Interest expense, net totaled $1,000,000 for the nine months ended December 31, 2013, a 63% increase compared to the $612,000 reported for the nine months ended December 31, 2012.  The following table summarizes the primary components of interest expense for each of the periods (in $000):

	Nine Months Ended December 31,
	2013	2012
Interest expense on promissory notes, including discount amortization	$1,031	$527
Charge for fair value of replacement warrants issued in connection
with exercise of modified warrants	-	36
Charge related to losses on accounts payable settled by issuance
of common stock or notes payable	-	78
Charge for investment banker warrants related to February 2012 Convertible
promissory notes	-	28
Other interest expense, including on capital leases and premium financing	7	7
	1,038	676
Effect of foreign currency fluctuations on notes payable	(30)	(37)
Interest Income	(8)	(27)
Interest Expense, net	$1,000	$612

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

In conjunction with the issuance to Platinum, pursuant to the October 2012 Note Exchange and Purchase Agreement, of certain Senior Secured Convertible Promissory Notes and the related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013, and in connection with the similar senior secured convertible promissory note and related warrant issued to Platinum in July 2013, (as described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), and the contingent issuance of the Series A Exchange Warrant to Platinum upon Platinum’s exchange of shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities.  Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution.  During the nine months ended December 31, 2013, we recognized non-cash income of $3,824,000 related to the net decrease in the estimated fair value of these liabilities since March 31, 2013, or issuance in the case of the warrant issued in July 2013, which resulted from a combination of (i) the May 2013 agreement with Platinum (described more completely in Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q), pursuant to which the stated exercise price of the warrants was reduced from $1.50 per share to $0.50 per share, and (ii) the decrease in the market price of our common stock during that period.

We recognized non-cash losses on the early extinguishment of debt in the aggregate amount of $3.5 million during the nine months ended December 31, 2012 as a result of the restructuring of notes payable to Platinum and Cato Holding Company, and the restructuring of accounts payable to Cato Research, Ltd. and University Health Network that were converted in to notes payable, as well as upon the conversion by the holders of our 12% Convertible Promissory Notes issued in February 2012 into restricted shares of our common stock and warrants, all of which were treated as extinguishment of debt for accounting purposes, all as described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, in the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

In October 2012, in connection with the Note and Exchange Agreement we entered with Platinum, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we recorded a non-cash deemed dividend of $10.2 million as a result of the modification of the exchange rights for the Series A Preferred Stock held by Platinum and the related contingent issuance of a five-year warrant to purchase shares of our common stock upon Platinum’s exercise of its Series A Preferred Stock exchange rights .

Liquidity and Capital Resources

Since our inception in May 1998 through December 2013, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $25.4 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $12.6 million, primarily as compensation for professional services rendered to us since inception.  At December 31, 2013, we had approximately $21,000 in cash and cash equivalents.  However, in April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) providing for the issuance to Autilion AG (“Autilion”) of 72 million restricted shares of our common stock for total gross proceeds to us of $36 million (the “Autilion Financing”). At December 31, 2013, we had completed a nominal initial closing of the Autilion Financing. Although there can be no assurance that an additional closing of the Autilion Financing will occur, in early January 2014, Autilion informed the Company of its expectation that the Company will receive the full $36.0 million committed under the terms of the Securities Purchase Agreement by mid-February 2014. As of the date of this report, there has not been a subsequent closing of the Autilion Financing.

We anticipate that our cash expenditures during the next twelve months following the expected receipt of the cash proceeds from the Autilion Financing will be approximately $4.0 to $6.0 million. We believe that our current cash and cash equivalents plus the receipt of $36 million of cash proceeds from the Autilion Financing will enable us to fund our operations well beyond the next twelve months.   In the event that we are not able to close with respect to at least a significant portion of the remaining proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing on a timely basis. Substantial additional financing may not be available on a timely basis, on terms acceptable to us, or at all. In the event we are unable to obtain additional financing on a timely basis, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

In the event the Autilion Financing is completed in an amount exceeding $12.0 million, and we issue over 24 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing, in substantial part or in full.

To meet our cash needs and fund our working capital requirements after December 2013 and prior to the expected completion of the Autilion Financing, through February 10, 2014, we entered into securities purchase agreements with accredited investors pursuant to which we sold to such investors Units consisting in aggregate of: (i) 10% convertible notes in the aggregate face amount of $390,000 maturing on July 30, 2014; (ii) an aggregate of 780,000 shares of our restricted common stock; and (iii) warrants exercisable through July 30, 2016 to purchase an aggregate of 780,000 restricted shares of our common stock at an exercise price of $1.00 per share.  We received cash proceeds of $390,000 from the sale of the Units.

If and as necessary, we may supplement the expected proceeds from the Autilion Financing through a combination of additional private placements of our securities, which may include both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees and government grant awards. Although we have been successful since May 1998 with raising sufficient capital, and we will continue to pursue additional financing opportunities as necessary to meet our business objectives, there can be no assurance that additional capital will be available to us in sufficient amounts, on terms favorable to us, and without substantial dilution to our current stockholders, if at all. If we are unable to complete one or more private placements, or otherwise obtain sufficient financing through strategic collaborations or government grant awards, we may be required to delay, scale back or discontinue certain drug rescue and/or research and development activities, and this may adversely affect our ability to continue as a going concern. If we obtain additional financing by selling our equity or debt securities, we anticipate that substantial dilution to our existing stockholders will result. Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of strategic opportunities related to our stem cell technology platform, including drug rescue and cell therapy research and development efforts, the success of such programs, our ability to obtain government grant awards and our ability to enter into strategic collaborations with institutions on terms acceptable to us. To further advance drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract research and development, legal, accounting and other working capital costs.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2013	2012
Net cash used in operating activities	$(1,659)	$(2,493)
Net cash used in investing activities	(9)	(131)
Net cash provided by financing activities	1,051	2,567

Net decrease in cash and cash equivalents	(617)	(57)
Cash and cash equivalents at beginning of period	638	81
Cash and cash equivalents at end of period	$21	$24

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We have entered into a securities purchase agreement to provide us with $36.0 million in working capital.  An initial closing under the agreement resulting in nominal proceeds has occurred; however, no further scheduled closing has occurred.   No assurances can be given that we will consummate any further closing under the securities purchase agreement, in which event we will need to secure substantial alternative sources of capital in a timely manner, which may not be available on acceptable terms, or at all, potentially resulting in our inability to continue as a going concern.

In April 2013, we entered into a Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”) providing for the issuance to Autilion AG, a corporation organized and existing under the laws of Switzerland  (“Autilion”), of 72 million restricted shares of our common stock for total gross proceeds of $36 million (the “Autilion Financing”). As amended, the Securities Purchase Agreement provided for a series of closings scheduled to have occurred on or before September 30, 2013.  As of the date of this report, a closing resulting in nominal proceeds from the Autilion Financing has occurred.  However, further scheduled closings have not yet occurred. Although Autilion remains in default under the Securities Purchase Agreement, subsequent to December 31, 2013, we have been informed by Autilion that (i) Autilion will cure its default under the Securities Purchase Agreement, and (ii) we will receive the full $36 million of proceeds contemplated by the Securities Purchase Agreement.  As a result of the prior delay in closing the Autilion Financing in full, however, we cannot provide any assurance as to whether we will receive any additional funding from Autilion in connection with the Autilion Financing in a timely manner, or at all. In the event we are not able to close with respect to at least a significant portion of the proceeds anticipated from the Autilion Financing, we will need to obtain substantial additional financing on a timely basis. Substantial additional financing may not be available to us on a timely basis, on terms acceptable to us, or at all.  In the event we are unable to obtain additional financing, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, and we may not be able to continue as a going concern.

In the event the Autilion Financing is completed in an amount exceeding $12.0 million, and we issue over 24 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company.  In addition, substantial dilution to existing stockholders will occur upon completion of the Autilion Financing in part or in full.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units

Between December 1, 2013 and February 10, 2014 the Company entered into securities purchase agreements with accredited investors pursuant to which it sold to such investors 118 Units consisting of (i) a 10% convertible note in the face amount of $5,000 maturing on July 30, 2014 (the “Unit Note”); (ii) 10,000 shares of the Company’s common stock (the “Unit Stock”); and (iii) a warrant exercisable through July 30, 2016 to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Unit Warrant”). Accordingly, the Company issued Unit Notes in the aggregate face amount of $590,000; an aggregate of 1,180,000 shares of Unit Stock, and Unit Warrants to purchase an aggregate of 1,180,000 shares of the Company’s common stock. The Unit Notes and related accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at or prior to maturity at the option of the investor. The Company received cash proceeds of $590,000 from the sale of the Units, which it expects to use for general corporate purposes  The Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: February 14, 2014