Form 10-Q
period 2014-06-30
VistaGen Therapeutics, Inc.
filed 2014-08-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 8, 2014, 25,561,877 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2014

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$400,700	$-
Prepaid expenses and other current assets	153,900	40,500
Total current assets	554,600	40,500
Property and equipment, net	163,200	176,300
Security deposits and other assets	46,900	46,900
Total assets	$764,700	$263,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,900,800	$2,443,900
Accrued expenses	810,200	625,600
Advance from officer	-	3,600
Current portion of notes payable and accrued interest	1,844,300	1,442,300
Current portion of notes payable to related parties and accrued interest	291,300	290,400
Convertible promissory notes and accrued interest, net of discount of $1,236,900 and $697,400 at June 30, 2014 and March 31, 2014, respectively	1,347,900	396,000
Capital lease obligations	2,100	3,900
Total current liabilities	6,196,600	5,205,700
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $2,014,100 at June 30, 2014 and
$2,085,900 at March 31, 2014 and accrued interest	2,104,000	1,929,800
Notes payable, net of discount of $762,700 at June 30, 2014 and $848,100 at March 31, 2014 and
accrued interest	1,960,400	1,797,600
Notes payable to related parties, net of discount of $91,400 at June 30, 2014 and $103,200 at March 31,
2014 and accrued interest	1,095,300	1,057,100
Warrant liability	4,701,200	2,973,900
Deferred rent liability	95,900	97,400
Capital lease obligations	1,900	2,100
Total non-current liabilities	9,958,700	7,857,900
Total liabilities	16,155,300	13,063,600

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at
June 30, 2014 and March 31, 2014; 500,000 Series A shares issued and outstanding at June 30, 2014
and March 31, 2014	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2014 and March 31, 2014;
28,220,185 and 26,200,185 shares issued at June 30, 2014 and March 31, 2014, respectively	28,200	26,200
Additional paid-in capital	63,937,100	61,976,500
Treasury stock, at cost, 2,713,308 shares of common stock held at June 30, 2014 and March 31, 2014	(3,968,100)	(3,968,100)
Note receivable from sale of common stock	(198,100)	(198,100)
Accumulated deficit	(75,190,200)	(70,636,900)
Total stockholders’ deficit	(15,390,600)	(12,799,900)
Total liabilities and stockholders’ deficit	$764,700	$263,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in dollars, except share amounts)
	Three Months Ended June 30,
	2014	2013

Revenue	$-	$-
Operating expenses:
Research and development	473,600	695,500
General and administrative	797,200	604,600
Total operating expenses	1,270,800	1,300,100
Loss from operations	(1,270,800)	(1,300,100)
Other expenses, net:
Interest expense, net	(784,900)	(316,400)
Change in warrant liability	(1,727,200)	1,804,900
Loss on extinguishment of debt	(768,000)	-
Income (loss) before income taxes	(4,550,900)	188,400
Income taxes	(2,400)	(2,700)

Net income (loss)	$(4,553,300)	$185,700

Basic net income (loss) per common share	$(0.19)	$0.01

Diluted net loss per common share	$(0.19)	$(0.02)

Weighted average shares used in computing:
Basic net income (loss) per common share	24,588,086	20,839,941

Diluted net loss per common share	24,588,086	21,229,190

Comprehensive income (loss)	$(4,553,300)	$185,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,553,300)	$185,700
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,100	12,200
Amortization of discounts on convertible and promissory notes	481,900	94,000
Change in warrant liability	1,727,200	(1,804,900)
Stock-based compensation	203,400	198,100
Expense related to modification of warrants	-	(34,500)
Non-cash rent and relocation expense	(1,400)	-
Interest income on note receivable for stock purchase	(2,500)	(2,500)
Fair value of common stock granted for services	134,000	-
Fair value of warrants granted for services and interest	16,500	22,500
Loss (gain) on currency fluctuation	19,800	17,400
Loss on extinguishment of debt	768,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,900)	(36,100)
Security deposits and other assets	-	-
Accounts payable and accrued expenses, including accrued interest	193,400	616,300
Net cash used in operating activities	(1,011,800)	(731,800)

Cash flows from investing activities:
Purchases of equipment, net	-	(9,600)
Net cash used in investing activities	-	(9,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	1,520,000	57,000
Proceeds from exercise of modified warrants	-	178,700
Repayment of capital lease obligations	(2,000)	(1,900)
Repayment of notes	(105,500)	(40,700)
Net cash provided by financing activities	1,412,500	193,100
Net (decrease) increase in cash and cash equivalents	400,700	(548,300)
Cash and cash equivalents at beginning of period	-	638,100
Cash and cash equivalents at end of period	$400,700	$89,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  History and Organization

We are a stem cell company headquartered in South San Francisco, California, focused on drug discovery, drug rescue and regenerative medicine. We believe better cells lead to better medicines™ and that the key to making better cells is precisely controlling the differentiation of human pluripotent stem cells, which are the building blocks of all cells of the human body. Our stem cell technology platform, which we refer to as Human Clinical Trials in a Test Tube, is based on a combination of proprietary and exclusively licensed technologies for controlling the differentiation of human pluripotent stem cells and producing the multiple types of mature, non-transformed, functional, adult human cells that we use, or plan to use, to reproduce complex human biology and disease and assess, in vitro, the potential therapeutic benefits and safety risks of new drug candidates.

We have used our stem cell-derived human cardiomyocytes (VSTA-CMs™) to design and develop CardioSafe 3D™, our novel, customized in vitro bioassay system for predicting potential heart toxicity of new drug candidates, including drug rescue candidates.  We believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay, currently the only in vitro cardiac safety assay required by FDA guidelines.  Our stem cell-derived hepatocytes (VSTA-heps™), highly-functional, non-transformed, mature human liver cells, are the foundation of LiverSafe 3D™, our novel, customized bioassay system for predicting potential liver toxicity of new drug candidates, including potential drug metabolism issues and adverse drug-drug interactions.  We believe our VSTA-heps have more functionally useful life-span in culture than primary (cadaver) hepatocytes used in FDA-required drug metabolism studies.  We also believe our VSTA-heps overcome numerous problems related to commercially-available primary hepatocytes currently used in FDA-required in vitro hepatocyte assays for drug metabolism, such as limited supply, unknown health status of the donor, and genetic differences among donors.  We believe our Human Clinical Trials in a Test Tube platform, anchored by VSTA-CMs, VSTA-heps, CardioSafe 3D and LiverSafe 3D, offers a new drug development paradigm and provides us unique advantages for evaluating and predicting potential heart and liver toxicity of new drug candidates, including drug rescue candidates, early in development, long before costly, high risk human clinical trials.

We believe using CardioSafe 3D and LiverSafe 3D for our drug rescue programs is the highest-value near term commercial application of the human cells we produce and the novel, customized bioassay systems we have designed and developed.  Our drug rescue activities are focused on producing new, safer variants of still-promising new drug candidates previously discovered, optimized and tested for efficacy by pharmaceutical companies and others but terminated before FDA approval due to unexpected heart toxicity or liver toxicity. We refer to these still-promising new drug candidates as Drug Rescue Candidates™.   Our drug rescue strategy involves leveraging CardioSafe 3D and LiverSafe 3D to attempt to significantly reduce the toxicity that caused Drug Rescue Candidates to be terminated, and bring new, proprietary and safer versions of them back into development as promising new drug candidates. We refer to the new, proprietary and safer versions of Drug Rescue Candidates we are focused on producing as Drug Rescue Variants™.  We anticipate that the lead Drug Rescue Variants we optimize in vitro for safety and efficacy will be suitable as a new drug development programs, either internally or under revenue-generating out-license arrangements with pharmaceutical or biotechnology companies. We have identified and screened using our CardioSafe 3D assays multiple Drug Rescue Candidates.  Together with our preexisting CardioSafe 3D validation data, we believe the results of our assessments demonstrate that CardioSafe 3D can correctly distinguish varying levels of cardiotoxicity between new drug candidates, including Drug Rescue Candidates and Drug Rescue Variants.  Subject to obtaining sufficient financing, we are now prepared to launch multiple CardioSafe 3D drug rescue programs.

With $8.8 million of grant funding awarded from the U.S. National Institutes of Health (NIH), we have successfully completed Phase 1 clinical development of AV-101. AV-101, also known as “L-4-chlorokynurenine” and “4-Cl-KYN”, is an orally-available, non-sedating small molecule prodrug candidate aimed at the multi-billion dollar neurological disease and disorders market, including depression, epilepsy, neuropathic pain and Parkinson’s disease. Our AV-101 IND application on file at the FDA covers clinical development for neuropathic pain.  However, we believe the Phase 1 AV-101 safety studies we have completed to date will support development of AV-101 for multiple neurologicial indications. We intend to seek potential opportunities for further clinical development and commercialization of AV-101, either on our own or through strategic partnering arrangements.

VistaGen Therapeutics, Inc., a California corporation incorporated on May 26, 1998 (VistaGen California), is our wholly-owned subsidiary. As described more completely in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, pursuant to a strategic merger transaction on May 11, 2011, we acquired all outstanding shares of VistaGen California in exchange for 6,836,452 shares of our common stock (Merger), and assumed all of VistaGen California’s pre-Merger obligations. Our Condensed Consolidated Financial Statements in this report also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2014 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2015 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2014 contained in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC).

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As an entity having not yet achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $74.7 million accumulated from inception through June 30, 2014. We expect losses and negative cash flows from operations to continue for the foreseeable future as we launch and execute our drug rescue programs and pursue potential drug discovery, drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2014, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $27.5 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $13.0 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. At June 30, 2014, we had approximately $400,700 in cash and cash equivalents, which is not sufficient to enable us to fund our planned operations, including expected cash expenditures of approximately $7.5 million through the next 12 to 15 months.

To meet our cash needs and fund our working capital requirements after June 30, 2014 and prior to a debt or equity-based financing, from July 1, 2014 through August 8, 2014, we entered into securities purchase agreements with accredited investors and institutions pursuant to which we sold to such accredited investors in private placement transactions units of our securities, for aggregate proceeds of $55,000 consisting of: (i) 10% subordinate convertible promissory notes in the aggregate face amount of $55,000 maturing on March 31, 2015; (ii) an aggregate of 55,000 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 55,000 restricted shares of our common stock at an exercise price of $0.50 per share. See Note 10, Subsequent Events, for additional information.

In April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, a company organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing).  To date, Autilion has completed only a nominal closing of the Autilion Financing and is currently in default under the Securities Purchase Agreement. No assurances can be provided that Autilion will complete any additional closings under the Securities Purchase Agreement. In the event that Autilion does not complete a material portion of the Autilion Financing pursuant to the Securities Purchase Agreement in the near term, we will need to obtain approximately $7.5 million from alternative financing sources to execute our business plan over the next 12 to 15 months. On May 12, 2014, we filed a Registration Statement on Form S-1 with the SEC (File No. 333-195901) (Registration Statement) to register up to 30 million shares of our common stock, and warrants to purchase up to 30 million shares of our common stock, in a public offering (Public Offering). The Registration Statement was declared effective on August 7, 2014.  No assurances can be provided, however, that we will complete our Public Offering in the near term, on acceptable terms, or at all.

To the extent necessary, we may also seek to meet our future cash needs and fund our working capital requirements through a combination of additional private placements of our securities, which may include both debt and equity securities, research and development collaborations, license fees, and government grant awards.  Additionally, we believe that our participation in potential strategic collaborations, including potential licensing transactions, may provide additional cash in support of our future working capital requirements.  Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to complete our Public Offering, the Autilion Financing or otherwise obtain substantial additional financing from alternative sources in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•
Government grants, which have supported our research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of sponsored stem cell research and development costs, costs associated with clinical and non-clinical development of AV-101, our small molecule prodrug candidate for neuropathic pain, depression and potentially other neurological conditions, and costs related to the application and prosecution of patents related to the Company’s stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees based on the grant date fair value of the award.  Non-cash, stock-based compensation expense is recognized over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have no awards with market or performance conditions.  For equity awards to non-employees, we re-measure the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013

Research and development expense:
Stock option grants	$61,500	$54,300
Warrants granted to officer in March 2014 and 2013	36,300	33,400
	97,800	87,700
General and administrative expense:
Stock option grants	34,800	43,500
Warrants granted to officers and directors
in March 2014 and 2013	70,800	66,900
	105,600	110,400
Total stock-based compensation expense	$203,400	$198,100

We did not grant options to employees or consultants during the three months ended June 30, 2014. During the three months ended June 30, 2013, we granted options to purchase an aggregate of 80,000 shares of our common stock at exercise prices from $0.80 per share to $0.82 per share (the quoted market price on the grant dates) to two new employees and a consultant. At June 30, 2014, there were options outstanding to purchase 4,227,357 shares of our common stock at a weighted average exercise price of $0.50 per share. In May 2014, we issued 200,000 shares of restricted common stock having a grant date fair value of $134,000 to a consultant in partial payment for strategic business development services.  The fair value of the stock issued is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Warrant Liability

We have issued certain warrants to Platinum Long Term Growth VII, LLC, our largest investor (Platinum), and, subject to Platinum’s exercise of its rights to exchange shares of our Series A Preferred Stock that it holds, we are also obligated to issue an additional warrant to Platinum, that contain an exercise price adjustment feature in the event we subsequently issue additional equity instruments at a price lower than the exercise price of the warrants. We account for these warrants as non-cash liabilities and estimate their fair value as described in Note 4, Fair Value Measurements; Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock. We compute the fair value of the warrant liability at each reporting period and record the change in the fair value as non-cash expense or non-cash income. The key component in determining the fair value of the warrant and the related liability is the market price of our common stock, which is subject to significant fluctuation and is not under our control. The resulting change in the fair value of the warrant liability on our net income or loss is therefore also subject to significant fluctuation and will continue to be so until all of the warrants are issued and exercised, amended or expire. Assuming all other fair value inputs remain generally constant, we will record an increase in the warrant liability and non-cash expense when our stock price increases and a decrease in the warrant liability and non-cash income when our stock price decreases.

Comprehensive Income (Loss)

We have no components of other comprehensive income (loss) other than net income (loss), and accordingly our comprehensive income (loss) is equivalent to our net income (loss) for the periods presented.

Income (Loss) per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we adjust the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increase the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. For loss periods, potentially dilutive securities have been excluded from the computation as their effect would be antidilutive.

Basic net income (loss) and diluted net loss attributable to common stockholders per share was computed as follows:
	Three Months Ended June 30,
	2014	2013

Numerator:
Net income (loss) for basic earnings per share	$(4,553,300)	$185,700
less: change in fair value of warrant liability attributable to Exchange
and Investment Warrants issued to Platinum	-	(649,300)

Net loss for diluted earnings per share	$(4,553,300)	$(463,600)

Denominator:
Weighted average basic common shares outstanding	24,588,086	20,839,941
Assumed conversion of dilutive securities:
Warrants to purchase common stock	-	-
Potentially dilutive common shares	-	-

Denominator for diluted earnings per share - adjusted
weighted average shares	24,588,086	20,839,941

Basic net income (loss) per share	$(0.19)	$0.01

Diluted net loss per share	$(0.19)	$(0.02)

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	As of June 30,
	2014	2013

Series A preferred stock issued and outstanding (1)	15,000,000	15,000,000

Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A Preferred under the terms of the October 11, 2012 Note
Purchase and Exchnge Agreement	7,500,000	7,500,000

Outstanding options under the 2008 and 1999 Stock Incentive Plans	4,277,357	4,816,771

Outstanding warrants to purchase common stock	18,981,490	11,031,029

10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012,
February 2013 and March 2013, including accrued interest through June 30, 2014 and 2013
2013, respectively (2)	7,687,039	6,948,841

10% convertible note issued to Platinum on July 26, 2013, including accrued interest
through June 30, 2014	549,157	-

10% convertible notes issued as a component of Unit Private Placements, including accrued interest
accrued interest through June 30, 2014 (3)	5,169,441	-

Total	59,114,484	45,296,641
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) Assumes conversion under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum and the terms of the individual notes
(3) Excludes effect of conversion premium upon conversion into securities which may be issued in a Qualified Financing, as defined in the notes

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of our fiscal year ending March 31, 2018, using one of two retrospective application methods. We have not determined the potential effects of adopting this ASU on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements for development stage entities.  Among other changes, this ASU no longer requires development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014, with early adoption permitted. We have adopted ASU 2014-10 effective with our fiscal year beginning April 1, 2014 and, accordingly, have eliminated inception-to-date information in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows.

Note 4.  Fair Value Measurements

We follow the principles of fair value accounting as they relate to our financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price that represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity.  The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure and classify fair value into three broad levels is described as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific financial instrument, then we estimate fair value by using pricing models, quoted prices of financial instruments with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to valuation, financial assets or liabilities are classified as Level 3 within the valuation hierarchy.

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013, March 2013, and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the Note Exchange and Purchase Agreement of October 2012 between the Company and Platinum (see Note 7, Convertible Promissory Notes and Other Notes Payable), and the issuance of the warrant related to the Senior Secured Convertible Promissory Note issued to Platinum in July 2013, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as non-cash liabilities, which were recorded at their estimated fair value. We determined the initial fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value include the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction or other equity issuance that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A preferred stock it holds into shares of common stock. We have recognized the change in the fair value of these warrant liabilities since March 31, 2014 and 2013, respectively, as a non-cash component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014 and 2013.

The fair value hierarchy for the warrant liability measured at fair value on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	Total Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
Warrant liability	$4,701,200	$-	$-	$4,701,200
March 31, 2014:
Warrant liability	$2,973,900	$-	$-	$2,973,900

During the three month period ended June 30, 2014, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability. The increase in the market price of our common stock since March 31, 2014 is the primary factor resulting in the increase in the warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Warrant Liability

Balance at March 31, 2014	$2,973,900

Mark to market loss included in net loss	1,727,300

Balance at June 30, 2014	$4,701,200

We carried no assets or other liabilities at fair value at June 30, 2014 or March 31, 2014.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014

Insurance	$117,500	$21,800
Legal fees	23,400	3,400
Interest receivable on note receivable from sale
of common stock	5,300	2,800
Technology license fees and all other	7,700	12,500

	$153,900	$40,500

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014

Accrued professional services	$273,700	$135,700
Accrued compensation	536,500	489,900

	$810,200	$625,600

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes our secured and unsecured promissory notes and other notes payable at June 30, 2014 and March 31, 2014.

	June 30, 2014			March 31, 2014
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes
issued to Platinum: (2)
Exchange Note issued on October 11, 2012	$1,272,600	$241,000	$1,513,600	$1,272,600	$203,400	$1,476,000
Investment Note issued on October 11, 2012	500,000	94,700	594,700	500,000	79,900	579,900
Investment Note issued on October 19, 2012	500,000	93,400	593,400	500,000	78,600	578,600
Investment Note issued on February 22, 2013	250,000	36,500	286,500	250,000	29,400	279,400
Investment Note issued on March 12, 2013	750,000	105,300	855,300	750,000	84,100	834,100
	3,272,600	570,900	3,843,500	3,272,600	475,400	3,748,000

Convertible promissory note issued on July 26, 2013	250,000	24,600	274,600	250,000	17,700	267,700
Total Senior notes	3,522,600	595,500	4,118,100	3,522,600	493,100	4,015,700

Aggregate note discount	(2,014,100)	-	(2,014,100)	(2,085,900)	-	(2,085,900)
Net Senior notes (non-current)	$1,508,500	$595,500	$2,104,000	$1,436,700	$493,100	$1,929,800

10% Convertible Promissory Notes (Unit Notes)
2013/2014 Unit Notes, due 7/31/14	$41,700	$1,500	$43,200	$1,007,500	$35,700	$1,043,200
2014 Unit Notes, including amended notes, due 3/31/15	2,513,400	28,200	2,541,600	50,000	200	50,200
	2,555,100	29,700	2,584,800	1,057,500	35,900	1,093,400
Note discounts	(1,236,900)	-	(1,236,900)	(697,400)	-	(697,400)
Net convertible Unit Notes (all current)	$1,318,200	$29,700	$1,347,900	$360,100	$35,900	$396,000

Notes Payable to unrelated parties:
7.5% Notes payable to service providers for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$8,500	$98,900	$90,400	$6,800	$97,200
Desjardins	185,200	18,100	203,300	178,600	14,100	192,700
McCarthy Tetrault	374,200	32,800	407,000	360,900	24,800	385,700
August 2012 Morrison & Foerster Note A	918,200	113,100	1,031,300	918,200	87,900	1,006,100
August 2012 Morrison & Foerster Note B (1)	1,379,400	229,600	1,609,000	1,379,400	195,200	1,574,600
University Health Network (1)	549,500	70,900	620,400	549,500	60,600	610,100
	3,496,900	473,000	3,969,900	3,477,000	389,400	3,866,400
Note discount	(762,700)	-	(762,700)	(848,100)	-	(848,100)
	2,734,200	473,000	3,207,200	2,628,900	389,400	3,018,300
less: current portion	(1,115,100)	(172,500)	(1,287,600)	(1,130,100)	(133,600)	(1,263,700)
non-current portion and discount	$1,619,100	$300,500	$1,919,600	$1,498,800	$255,800	$1,754,600

5.75% and 10.25% Notes payable to insurance premium financing company (current)	$92,900	$-	$92,900	$4,900	$-	$4,900

10% Notes payable to vendors for accounts payable converted to notes payable	$403,600	$37,700	$441,300	$119,400	$34,700	$154,100
less: current portion	(403,600)	(37,700)	(441,300)	(119,400)	(34,700)	(154,100)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% Note payable (August 2012)	$58,800	$4,800	$63,600	$58,800	$3,800	$62,600
less: current portion	(17,900)	(4,800)	(22,700)	(15,800)	(3,800)	(19,600)
7.0% Notes payable - non-current portion	$40,900	$-	$40,900	$43,000	$-	$43,000

Total notes payable to unrelated parties	$4,052,200	$515,500	$4,567,700	$3,660,100	$427,900	$4,088,000
less: current portion	(1,629,500)	(215,000)	(1,844,500)	(1,270,200)	(172,100)	(1,442,300)
non-current portion	2,422,700	300,500	2,723,200	2,389,900	255,800	2,645,700
less: discount	(762,700)	-	(762,700)	(848,100)	-	(848,100)
	$1,660,000	$300,500	$1,960,500	$1,541,800	$255,800	$1,797,600

Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$293,600	$36,900	$330,500	$293,600	$30,800	$324,400
October 2012 7.5% Note to Cato Research Ltd. (1)	1,009,000	138,500	1,147,500	1,009,000	117,300	1,126,300
	1,302,600	175,400	1,478,000	1,302,600	148,100	1,450,700
Note discount	(91,400)	-	(91,400)	(103,200)	-	(103,200)
Total notes payable to related parties	1,211,200	175,400	1,386,600	1,199,400	148,100	1,347,500
less: current portion	(254,400)	(36,900)	(291,300)	(259,600)	(30,800)	(290,400)
non-current portion and discount	$956,800	$138,500	$1,095,300	$939,800	$117,300	$1,057,100
____________
(1) Note and interest payable solely in restricted shares of the Company's common stock.
(2) See Note 10, Subsequent Events,regarding Note Conversion and Warrant Amendment with Platinum

Significant changes in our convertible promissory notes and other promissory notes since March 31, 2014 are described below:

10% Convertible Notes Issued in Connection with 2014 Unit Private Placement

As described more completely in the section entitled 2014 Unit Private Placement in Note 8, Capital Stock, between late March 2014 and June 30, 2014, we issued to accredited investors 10% convertible notes (the 2014 Unit Notes) in the aggregate face amount of $1,570,000, including an aggregate face amount of $750,000 of such notes issued to Platinum and 2014 Unit Notes in the aggregate principal amount of $50,000 issued prior to March 31, 2014, in connection with our private placement offering of Units. (See Note 10, Subsequent Events, for information regarding additional notes issued in connection with the 2014 Unit Private Placement after June 30, 2014.) The 2014 Unit Notes mature on March 31, 2015 (Maturity) and the outstanding principal of the 2014 Unit Notes and their related accrued interest (the Outstanding Balance) is convertible into shares of our common stock at a conversion price of $0.50 per share at or prior to Maturity, at the option of the investor. In addition, upon our consummation of either (i) an equity or equity-based public financing registered with the SEC, or (ii) an equity or equity-based private placement, or series of private placements, not registered with the SEC, in either case resulting in gross cash proceeds to us of at least $10.0 million prior to Maturity (a Qualified Financing), the Outstanding Balance of the 2014 Unit Notes will automatically convert into the securities sold in the Qualified Financing, based on the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x 1.25 / (the per security price of the securities sold in the Qualified Financing). This automatic conversion feature results in a contingent beneficial conversion feature which will be recorded upon the consummation of a Qualified Financing. Under certain circumstances, the holders of the 2014 Unit Notes may request payment in cash in lieu of automatic conversion into the securities of the Qualified Financing.

We allocated the proceeds from the sale of the units to the 2014 Unit Notes, the common stock and the warrants comprising the units based on the relative fair value of the individual securities in the unit on the date of the unit sale. Based on the short-duration of the 2014 Unit Notes and their other terms, we determined that the fair value of the 2014 Unit Notes at the date of issuance was equal to their face value. Accordingly, we recorded an initial discount attributable to each 2014 Unit Note for an amount representing the difference between the face value of the 2014 Unit Note and its allocated relative value. Additionally, the 2014 Unit Notes contain an embedded conversion feature, certain of which had an intrinsic value at the issuance date, which value we treated as an additional discount attributable to those 2014 Unit Notes, subject to limitations on the absolute amount of discount attributable to each 2014 Unit Note. We recorded a corresponding credit to additional paid-in capital, an equity account, attributable to the beneficial conversion feature. We amortize the aggregate discount attributable to the 2014 Unit Notes using the effective interest method over the respective term of each 2014 Unit Note.  Based on their respective discounts, the effective interest rates attributable to the 2014 Unit Notes range from 38.7% to 701.9%, with a weighted average rate of 193.5%.

Amendment of 2013/2014 Unit Notes and Warrants

Effective May 31, 2014, we entered into note and warrant amendment agreements with substantially all holders of our 2013/2014 Unit Notes and 2013/2014 Unit Warrants, each of whom agreed to (i) modify certain terms of their 2013/2014 Unit Note to conform to the corresponding terms of the 2014 Unit Notes, including an extension of the maturity date of their 2013/2014 Unit Note from July 30, 2014 to March 31, 2015, as well as adoption of the automatic conversion and 25% conversion premium features related to consummation of a Qualified Financing, as described above (Amended 2013 Unit Notes), and (ii) modify certain terms of their 2013/2014 Unit Warrants, including the exercise price and expiration date, to conform to the corresponding terms of the 2014 Unit Warrants (Amended 2013 Unit Warrants). Holders of 2013/2014 Unit Notes having an aggregate initial face amount of $895,000 agreed to such amendments. The maturity date of the $41,700 face amount of 2013/2014 Unit Notes outstanding at June 30, 2014 and payable to holders who did not agree to amend their 2013/2014 Unit Note and 2013/2014 Unit Warrant remained July 30, 2014 and the $1.00 per share exercise price and July 30, 2016 expiration date of the 2013/2014 Unit Warrants held by such holders remains unchanged. Between April 1, 2014 and June 30, 2014, we repaid 2013/2014 Unit Notes having an initial face value of $70,800.

We determined that the modification of the 2013/2014 Unit Notes and the 2013/2014 Unit Warrants should be accounted for as an extinguishment of debt. Considering the cash flows and the non-contingent and contingent beneficial conversion features of the Amended 2013 Notes and other factors, including market interest rates for unsecured debt of similar quality and the probability of their conversion to securities in a Qualified Financing, we determined that the fair values of the Amended 2013 Unit Notes, aggregating $1,394,000, represented a substantial premium over their aggregate $943,400 face values. In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, we recognized the premium in excess of the face value, $450,600, as a credit to additional paid-in capital, an equity account. Consequently, we recorded the liability for the Amended 2013 Unit Notes at their face values. We recognized the difference between the pre-modification carrying values of the notes and their fair values, an aggregate of $867,500, as a non-cash charge to loss on extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014. As described in greater detail in Note 8, Capital Stock, we determined the incremental fair value of the Amended 2013 Unit Warrants, which are treated as equity instruments, to be $272,900. We recognized this incremental fair value as an additional component of loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014 and as a credit to additional paid-in capital.  Certain of the 2013/2014 Unit Notes contained a beneficial conversion feature when they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time of the modification, an aggregate of $614,200, as a reduction to the loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014 with a corresponding reduction to additional paid-in capital. The net amount of the loss on extinguishment of debt related to the Amended 2013 Unit Notes and Amended 2013 Unit Warrants recognized in accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014 is $526,200. Since the Amended 2013 Unit Notes have the same features and maturity as the 2014 Unit Notes, the two sets of notes are aggregated in the summary table above.  Only the 2013/2014 Unit Notes that were not amended and that reach maturity at July 30, 2014 are reported in the 2013/2014 Unit Note category in the summary table.

Extension of McCarthy Tetrault Note Maturity Date

On June 11, 2014, we agreed with McCarthy Tetrault, our legal counsel in Ontario, Canada (McCarthy), to extend the maturity date of our promissory note payable to McCarthy from June 14, 2014 to the earlier of (i) September 30, 2014, (ii) consummation of a financing in which we receive gross cash proceeds of at least $15.0 million, or (iii) consummation of a change of control of the Company, as defined in the McCarthy note.  McCarthy also agreed to forbear with respect to the requirement that we make monthly payments on the McCarthy note from the date of the agreement until maturity and granted us a waiver with respect to previously missed monthly payments.

Interest on Notes Payable upon Exercise of Warrants

Between August 2012 and October 2012, we issued to Morrison & Foerster, LLP, our intellectual property counsel (M&F), Cato Research Ltd., our contract research organization for development of AV-101 (CRL), and University Health Network, our long-term stem cell research collaborator (UHN), certain unsecured promissory notes and related warrants.  The respective notes are payable solely in restricted shares of our common stock pursuant to M&F’s, CRL’s, and UHN’s surrender from time to time of all or a portion of the principal and interest balance due on their respective notes in connection with their concurrent exercise of their respective warrant.  Between March 31, 2014 and June 30, 2014 we adjusted the M&F warrant, the CRL warrant and the UHN warrant to increase the number of restricted shares available for purchase by 34,390 shares, 21,192 shares and 10,275 shares, respectively, based on interest accrued on the underlying notes through June 30, 2014.  We have recorded the fair value of the additional warrant shares, an aggregate of $16,500, as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note 8.  Capital Stock

2014 Unit Private Placement

Between late-March and June 30, 2014, we entered into securities purchase agreements with accredited investors, including Platinum, pursuant to which we sold units to such accredited investors in private placement transactions (2014 Units), for aggregate cash proceeds of $1,570,000, consisting of (i) 2014 Unit Notes in the aggregate face amount of $1,570,000 due on March 31, 2015 or automatically convertible into securities we may issue upon the consummation of a Qualified Financing, defined as (a) an equity-based public financing registered with the SEC, or (b) a private equity-based financing or series of private equity-based financings, in either case in which we receive at least $10 million in gross cash proceeds prior to March 31, 2015; (ii) an aggregate of 1,570,000 restricted shares of our common stock (2014 Unit Stock); and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 1,570,000 restricted shares of our common stock at an exercise price of $0.50 per share (2014 Unit Warrants). The Outstanding Balance of each 2014 Unit Notes is convertible into shares of our common stock at a conversion price of $0.50 per share at or prior to maturity, at the option of each investor. In addition, however, the Outstanding Balance is automatically convertible into securities substantially equivalent to those we may issue in a Qualified Financing at an amount determined by multiplying the Outstanding Balance by 1.25, and dividing the resulting number by the price per share of securities offered in the Qualified Financing. Under certain circumstances, the holders of the 2014 Unit Notes may request payment in cash in lieu of automatic conversion into the securities of the Qualified Financing. We sold $50,000 of Units prior to March 31, 2014, which Units are reflected in the figures above.

We allocated the proceeds from the sale of the 2014 Units to the various securities based on their relative fair values on the dates of the sales. As described in Note 7, Convertible PromissoryNotes and Other Notes Payable, based on the short-term nature of the Unit Notes, we determined that fair value of the 2014 Unit Notes was equal to their face value. We determined the fair value of the 2014 Unit Stock based on the quoted market price of our common stock on the date of the 2014 Unit sale. We calculated the fair value of the 2014 Unit Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the 2014 Unit sales proceeds based on the relative fair values of the 2014 Unit Stock, 2014 Unit Warrants and 2014 Unit Notes at the 2014 Unit sales date.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions						Per Share	Aggregate	Aggregate	Aggregate Allocation of Proceeds
Warrant				Risk free			Fair	Fair Value	Proceeds	Based on Relative Fair Value of:
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit		Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Unit Stock	Warrant	Unit Note

1,570,000	$0.53	$0.50	2.63	0.71%	76.06%	0.0%	$0.26	$410,600	$1,570,000	$463,600	$225,000	$881,400

Amendment of Notes and Warrants issued in 2013/2014 Unit Private Placement

As indicated in Note 7, Convertible Promissory Notes and Other Notes Payable, effective May 31, 2014, we entered into note and warrant amendment agreements with substantially all holders of 2013/2014 Unit Notes and 2013/2014 Unit Warrants to (i) modify certain terms of their 2013/2014 Unit Notes, including the maturity date and certain conversion features, to conform to the corresponding terms of the 2014 Unit Notes and (ii) to modify certain terms of the 2013/2014 Unit Warrants, including the exercise price and expiration date, to conform to the corresponding terms of the 2014 Unit Warrants. Holders of 2013/2014 Unit Notes having an aggregate initial face amount of $895,000 and warrants to purchase an aggregate of 1,865,000 restricted shares of our common stock agreed to the amendments.

We calculated the fair value of the modified 2013/2014 Unit Warrants immediately before and after the modifications and determined that the fair value of the warrants increased by an aggregate of $272,900, which we treated as a component of loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014, with a corresponding credit to additional paid-in capital, an equity account. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$0.63	$0.63
Exercise price per share	$1.00	$0.50
Risk-free interest rate	0.44%	0.62%
Remaining contractual term in years	2.17	2.59
Volatility	75.6%	76.6%
Dividend rate	0.0%	0.0%

Fair Value per share	$0.19	$0.33

Issuance of Securities in Satisfaction of Technology License and Maintenance Fees and Patent Expenses

In April 2014, we issued (i) a 10% promissory note in the face amount of $300,000 due on the earlier of December 31, 2014, or the completion of a qualified financing, as defined, (ii) 300,000 restricted shares of our common stock and (iii) a warrant exercisable through March 31, 2019 to purchase 300,000 restricted shares of our common stock at an exercise price of $0.50 per share to Icahn School of Medicine at Mount Sinai, one of our long-term stem cell technology licensors, in satisfaction of $288,400 of stem cell technology license maintenance fees and reimbursable patent prosecution costs. Based on the short-duration of the note, its interest rate and other terms, we determined that the fair value of the note at the date of issuance was equal to its face value. We determined the fair value of stock to be $141,000, based on the $0.47 per share quoted market price of our common stock on the date of the agreement. We calculated the fair value of the warrant as $0.30 per share, or $89,200, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $0.47; exercise price per share: $0.50; risk-free interest rate: 1.59%; contractual term: 5.0 years; volatility: 80.3%; expected dividend rate: 0%.  We recognized a loss on extinguishment of debt in the amount of $241,800 related to this settlement in the accompanying Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2014.

Issuance of Common Stock to Consultant

In May 2014, we entered into a consulting agreement for strategic advisory and business development services pursuant to which we issued 200,000 restricted shares of our common stock as partial compensation for such professional services. We determined the fair value of stock to be $134,000, based on the $0.67 per share quoted market price of our common stock on the date of the agreement. The agreement also requires us to pay $17,500 per month from May 2014 through October 2014 as additional compensation for professional services rendered by the strategic consultant.

Autilion AG Securities Purchase Agreement

On April 8, 2013, we entered into the Securities Purchase Agreement with Autilion, a company organized and existing under the laws of Switzerland.  Under the terms of the Securities Purchase Agreement, Autilion remains contractually obligated to consummate the Autilion Financing and purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash consideration of $36.0 million. Through our fiscal year ended March 31, 2014, Autilion had completed only a nominal initial closing under the Securities Purchase Agreement, in the amount of $25,000, and we had issued 50,000 restricted shares of our common stock. At June 30, 2014 and through the date of this report, Autilion has not yet completed a subsequent closing of the Autilion Financing. Therefore, Autilion remains in default under the Securities Purchase Agreement. No assurances can be provided that Autilion will complete an additional closing under the Securities Purchase Agreement.

Warrants Outstanding

Following the warrant issuances and modifications described above, at June 30, 2014, we had outstanding warrants to purchase shares of our restricted common stock at a weighted average exercise price of $0.79 per share as follows:

			Shares Subject to
Exercise		Weighted Average	Purchase at
Price	Expiration	Years to	June 30,
per Share	Date	Expiration	2014

$0.50	12/31/2014 to 3/19/2019	2.93	9,541,983
$0.64	3/3/2023	8.67	2,940,000
$0.88	5/31/2015	0.92	15,428
$1.00	7/30/2016 to 9/30/2017	3.18	3,526,886
$1.25	12/31/2014 to 5/31/2015	0.55	50,280
$1.50	11/4/2014 to 3/4/2018	2.2	2,353,052
$2.00	9/15/2017	3.21	425,000
$2.50	5/31/2015	0.92	42,443
$2.625	1/31/2015	0.59	61,418
$3.00	2/13/2016	1.62	25,000

		3.76	18,981,490

Note 9.  Related Party Transactions

Between September and December 2013, one of our executive officers provided short-term cash advances aggregating $64,000 to meet our short-term working capital requirements. In lieu of our cash repayment of the advances, in December 2013, the officer elected to invest $50,000 in the 2013 Unit Private Placement.  Since March 31, 2014, we have repaid the remaining $3,600 balance of the advances and $33,300 of the principal balance of the $50,000 promissory note issued in connection with the officer’s investment in the 2013 Unit Private Placement.

Cato Holding Company, doing business as Cato BioVentures (CBV), the parent of Cato Research Ltd. (CRL), is one of our largest institutional stockholders at June 30, 2014. In October 2012, we issued a 7.5% promissory note (CHC Note) and a warrant (CHC Warrant) to CHC in settlement of prior indebtedness. Total interest expense, including amortization of note discount, on the CHC Note was $7,600 and $16,100 in the three month periods ended June 30, 2014 and 2013, respectively.

During fiscal year 2007, we entered into a contract research arrangement with CRL, a contract research organization, related to the development of AV-101, our prodrug candidate which has successfully completed Phase 1 clinical development, and subsequent other projects under which we incurred expenses of $7,500 and $30,000 in the three month periods ended June 30, 2014 and 2013, respectively.

In October 2012, we issued to CRL (i) a 7.5% promissory note (CRL Note) as payment in full for all contract research and development services and regulatory advice (CRO Services) rendered by CRL to us through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a warrant (CRL Warrant). The CRL Note is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant. Total interest expense, including amortization of the note discount, on the CRL Note for the three month periods ended June 30, 2014 and 2013 was $36,800 and $27,900, respectively.

Note 10.  Subsequent Events

2014 Unit Private Placement

From July 1, 2014 to August 8, 2014, we entered into additional securities purchase agreements with accredited investors pursuant to which we sold units to such accredited investors in private placement transactions consisting of (i) one-year 10% convertible 2014 Unit Notes in the aggregate face amount of $55,000; (ii) an aggregate of 55,000 shares of our restricted common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 55,000 restricted shares of our common stock at an exercise price of $0.50 per share. We received cash proceeds of $55,000 from the sales of the Units.

Reverse Stock Split

On July 16, 2014, our Board of Directors authorized a reverse split of both our authorized, and issued and outstanding shares of common stock at a ratio of one-for-twenty (Stock Consolidation). We filed our notice of corporate action regarding the Stock Consolidation with the Financial Industry Regulatory Authority (FINRA) on August 8, 2014, however, the Stock Consolidation is not yet effective. We anticipate the Stock Consolidation to go into effect upon approval of the corporate action by FINRA. Each reference to shares of common stock in this report is pre-Stock Consolidation, and does not reflect the one-for-twenty adjustment that will occur as a result of the Stock Consolidation.

Note Conversion and Warrant Amendment Agreement with Platinum

On July 18, 2014, we entered into an Amended and Restated Note Conversion Agreement and Warrant Amendment with Platinum  (Amendment), wherein Platinum agreed to convert into our unregistered equity securities all Senior Secured Convertible Promissory Notes (Senior Notes) currently held by Platinum, in the aggregate amount of approximately $4.1 million, including accrued but unpaid interest thereon (Outstanding Balance), upon our consummation on or before August 31, 2014 (Closing Date), of either (i) a private equity financing resulting in aggregate gross proceeds of at least $36.0 million (Private Financing), or (ii) the Public Offering results in gross proceeds of $10.0 million or more (the Private Financing and Public Offering are referred to in this discussion as a Platinum Qualified Financing). Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our common stock equal to the Outstanding Balance on the Closing Date, divided by $0.50 per share. In the event we receive gross proceeds of at least $10 million from the Public Offering, the Senior Notes will convert into shares of newly created Series B Convertible Preferred Stock with an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date (see below regarding Creation of Series B Preferred Stock).

Additionally, pursuant to the terms and conditions of the Amendment, in the event we consummate a Platinum Qualified Financing on or before the Closing Date, the exercise price of all warrants we have issued to Platinum in connection with the Senior Notes, and warrants that we may still issue pursuant to the Note Exchange and Purchase Agreement between us and Platinum, dated October 11, 2012 (NEPA), if any (collectively, Warrants), will be fixed at $0.50 per share or the purchase price of Common Stock sold in the Platinum Qualified Financing, whichever is lower. Finally, the anti-dilutive provisions contained in the Warrants, other than typical adjustments for stock splits, combinations and dividends, will be terminated.

Platinum also agreed to terminate the Amended and Restated Security Agreement, Intellectual Property Security and Stock Pledge Agreement and Negative Covenant Agreement, each dated October 11, 2012, related to the Senior Notes and the NEPA, and to release all of its security interests in our assets in connection with our completion of a Platinum Qualified Financing and conversion of the Senior Notes.

Creation of Series B Preferred Stock

On July 17, 2014, our Board of Directors authorized the creation of a class of Series B Preferred Stock (Series B Preferred) to provide for the conversion of certain promissory notes held by Platinum totaling approximately $4.1 million in principal and accrued interest at June 30, 2014 (Outstanding Balance) into Series B Preferred upon consummation of the Public Offering referred to above. The number of shares of Series B Preferred to be issued will be calculated based on the liquidation preference for the Series B Preferred, which will equal the Outstanding Balance as of the date of consummation of the Public Offering, divided by the lesser of (i) $.50 and (ii) the per-share common stock price sold in the Public Offering. Each share of Series B Preferred will be exchangeable at the option of Platinum into shares of our common stock at the price per-share of common stock sold in the Public Offering.  The Series B Preferred will rank prior to our common stock for purposes of liquidation preference.

Dividend rights

The Series B Preferred will have no separate dividend rights.  However, whenever the Board of Directors declares a dividend on the common stock, each holder of record of a share of Series B Preferred, or any fraction of a share of Series B Preferred, on the date set by the Board of Directors to determine the owners of the common stock of record entitled to receive such dividend (Record Date) will be entitled to receive out of any assets at the time legally available therefor, an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share, or such fraction of a share, of Series B Preferred could be exchanged on the Record Date.

Voting rights

Except with respect to transactions upon which the Series B Preferred shall be entitled to vote separately as a class, the Series B Preferred will have no voting rights. The common stock into which the Series B Preferred shall be exchangeable will, upon issuance, have all of the same voting rights as other issued and outstanding shares of our common stock.

Liquidation rights

In the event of the liquidation, dissolution or winding up of our affairs, after payment or provision for payment of our debts and other liabilities, the holders of Series B Preferred then outstanding will be entitled to receive, out of our remaining assets, if any, an amount per share of Series B Preferred calculated by taking the total amount available for distribution to holders of all of our outstanding common stock before deduction of any preference payments for the Series B Preferred, divided by the total of (x), all of the then outstanding shares of our common stock, plus (y) all of the shares of our common stock into which all of the outstanding shares of the Series B Preferred can be exchanged before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward- looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of non-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014 and in our other filings with the SEC. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors and stockholders.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

We are a stem cell company headquartered in South San Francisco, California, focused on drug discovery, drug rescue and regenerative medicine. We believe better cells lead to better medicines™ and that the key to making better cells is precisely controlling the differentiation of human pluripotent stem cells, which are the building blocks of all cells of the human body. Our stem cell technology platform, which we refer to as Human Clinical Trials in a Test Tube, is based on a combination of proprietary and exclusively licensed technologies for controlling the differentiation of human pluripotent stem cells and producing the multiple types of mature, non-transformed, functional, adult human cells that we use, or plan to use, to reproduce complex human biology and disease and assess, in vitro, the potential therapeutic benefits and safety risks of new drug candidates.

We have used our stem cell-derived human cardiomyocytes (VSTA-CMs™) to design and develop CardioSafe 3D™, our novel, customized in vitro bioassay system for predicting potential heart toxicity of new drug candidates, including drug rescue candidates.  We believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay, currently the only in vitro cardiac safety assay required by FDA guidelines.  Our stem cell-derived hepatocytes (VSTA-heps™), highly-functional, non-transformed, mature human liver cells, are the foundation of LiverSafe 3D™, our novel, customized bioassay system for predicting potential liver toxicity of new drug candidates, including potential drug metabolism issues and adverse drug-drug interactions.  We believe our VSTA-heps have more functionally useful life-span in culture than primary (cadaver) hepatocytes used in FDA-required drug metabolism studies.  We also believe our VSTA-heps overcome numerous problems related to commercially-available primary hepatocytes currently used in FDA-required in vitro hepatocyte assays for drug metabolism, such as limited supply, unknown health status of the donor and genetic differences among donors.  We believe our Human Clinical Trials in a Test Tube platform, anchored by VSTA-CMs, VSTA-heps, CardioSafe 3D and LiverSafe 3D, offers a new drug development paradigm and provides us unique advantages for evaluating and predicting potential heart and liver toxicity of new drug candidates, including drug rescue candidates, early in development, long before costly, high risk human clinical trials.

We believe using CardioSafe 3D and LiverSafe 3D for our drug rescue programs is the highest-value near term commercial application of the human cells we produce and the novel, customized bioassay systems we have designed and developed.  Our drug rescue activities are focused on producing new, safer variants of still-promising new drug candidates previously discovered, optimized and tested for efficacy by pharmaceutical companies and others but terminated before FDA approval due to unexpected heart toxicity or liver toxicity. We refer to these still-promising new drug candidates as Drug Rescue Candidates™.   Our drug rescue strategy involves leveraging CardioSafe 3D and LiverSafe 3D to attempt to significantly reduce the toxicity that caused Drug Rescue Candidates to be terminated, and bring new, proprietary and safer versions of them back into development as promising proprietary new drug candidates. We refer to the new, proprietary and safer versions of Drug Rescue Candidates we are focused on producing as Drug Rescue Variants™.  We anticipate that the lead Drug Rescue Variants we optimize in vitro for safety and efficacy will be suitable as a new drug development program, either internally or under revenue-generating out-license arrangements with pharmaceutical or biotechnology companies. We have identified and screened using our CardioSafe 3D assays multiple Drug Rescue Candidates.  Together with our preexisting CardioSafe 3D validation data, we believe the results of our assessments demonstrate that CardioSafe 3D can correctly distinguish varying levels of cardiotoxicity between new drug candidates, including Drug Rescue Candidates and Drug Rescue Variants.  Subject to obtaining sufficient financing, we are now prepared to launch multiple CardioSafe 3D drug rescue programs.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

Throughout our fiscal year ended March 31, 2014 and during the three months ended June 30, 2014, our scientific personnel have successfully expanded the drug rescue capabilities of our novel, customized bioassay systems, CardioSafe 3D™ and LiverSafe 3D™, and advanced our internal review and assessment in CardioSafe 3D of multiple prospective Drug Rescue Candidates.

Throughout fiscal 2014 and during the first three months of fiscal 2015, our executive management has been significantly focused on providing sufficient operating capital to continue to advance our stem cell research and drug development objectives while meeting our continuing operational needs. To that end, in April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, an institutional investor organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing).  To date, Autilion has completed only a nominal closing under the Securities Purchase Agreement. Autilion is therefore in default under the Securities Purchase Agreement. As a result, no assurances can be given that Autilion will consummate any further investments under the Securities Purchase Agreement.

To meet our working capital needs for our current fiscal year as a result of Autilion’s continuing default under the Securities Purchase Agreement between late-March 2014 and June 30, 2014, we entered into subscription agreements with accredited investors, including Platinum, our largest investor, pursuant to which we sold to such investors, in private placement transactions, units consisting of: (i) 10% convertible notes maturing on March 31, 2015 in the aggregate face amount of $1,570,000; (ii) an aggregate of 1,570,000 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 1,570,000 restricted shares of our common stock at an exercise price of $0.50 per share. We received cash proceeds of $1,570,000 from the sale of the Units. We have sold an additional $55,000 of Units in private placements to accredited investors between July 1, 2014 and August 8, 2014.

Given our working capital constraints throughout fiscal 2014 and thereafter, we have attempted to minimize to the greatest extent possible cash commitments and expenditures for external research and development and general and administrative services, particularly during the later portion of our fiscal year ended March 31, 2014 and the quarter ended June 30, 2014.

Comparison of Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013 (amounts in thousands).

	Three Months Ended June 30,
	2014	2013

Revenue	$-	$-
Operating expenses:
Research and development	474	695
General and administrative	797	605
Total operating expenses	1,271	1,300

Loss from operations	(1,271)	(1,300)

Interest expense (net)	(785)	(316)
Change in warrant liabilities	(1,727)	1,805
Loss on extinguishment of debt	(768)	-

Income (loss) before income taxes	(4,551)	189
Income taxes	(2)	(3)

Net income (loss)	$(4,553)	$186

Revenue

We reported no revenue for the quarter ended June 30, 2014 or 2013. We have successfully completed our Phase I development of AV-101, our novel, orally-available, non-sedating prodrug candidate for the treatment of depression, epilepsy, pain Parkinson’s disease. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed. We presently have no other revenue generating arrangements.

Research and Development Expense

Research and development expense totaled $474,000 for the quarter ended June 30, 2014, a decrease of 32% compared to $695,000 for the quarter ended June 30, 2013.  The following table indicates the primary components of research and development for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2014	2013

Salaries and benefits	$228	$233
Stock-based compensation	98	88
UHN research under SRCA	-	76
Consulting services	24	-
Technology licenses and royalties	41	160
Project-related third-party research and supplies:
AV-101	8	30
All other including CardioSafe and LiverSafe	9	67
	17	97
Rent	55	30
Depreciation	11	11

Total Research and Development Expense	$474	$695

R&D salaries and benefits are essentially even between the periods, reflecting stable headcount and pay rates between periods.  To conserve cash resources, during both 2013 and 2014, our Chief Scientific Officer (CSO) has accepted a voluntary salary reduction to substantially less than his contractual pay rate.  The increase in non-cash stock based compensation between periods reflects the ratable amortization of new option grants made to scientific staff and consultants in October 2013 and March 2014 as well as amortization of a grant of warrants to our CSO in March 2014. The stock options are being amortized over their four-year vesting period; the warrants granted to the CSO are being amortized over a three-year vesting period, but are subject to certain vesting acceleration events. Our 2013 sponsored research project budget under the collaboration agreement with Dr. Gordon Keller’s laboratory at UHN ended on September 30, 2013. We are currently in discussions with Dr. Keller and UHN regarding the scope of our 2014/2015 sponsored research projects and budget under the agreement, and we anticipate finalizing such project definitions and budgets in the near term. Consulting services reflects fees paid or accrued for scientific services rendered to us by third-parties. Stem cell technology license expense reflects both recurring annual fees as well as costs for patent prosecution and protection that we are required to fund under the terms of certain of our license agreements. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Certain of our technology licensors invoiced us for significant legal fees for patent protection and prosecution during 2013.  We completed our Phase 1b clinical trial of AV-101 during mid-calendar 2012. AV-101 expenses in both periods presented reflect the costs associated with monitoring for and responding to potential feedback related to the clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd.  The 2014 increase in rent expense reflects increased rental costs related to our relocation to expanded facilities in late-July 2013.

General and Administrative Expense

General and administrative expense was $797,000 for the quarter ended June 30, 2014, an increase of 32% compared with $605,000 for the quarter ended June 30, 2013.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2014	2013

Salaries and benefits	$140	$209
Stock-based compensation	106	110
Consulting Services	28	24
Legal, accounting and other professional fees	373	179
Investor relations	30	30
Insurance	38	31
Travel and entertainment	15	13
Rent and utilities	39	23
Warrant modification expense	-	(34)
All other expenses	28	20

Total General and Administrative Expense	$797	$605

The decrease in administrative salaries and benefits expense reflects the impact of the voluntary resignations of two administrative employees in August and November 2013 who have not been replaced.  Pay rates for administrative employees remained stable between the periods presented. To conserve cash resources, during both 2013 and 2014, our Chief Executive Officer (CEO) has accepted a voluntary salary reduction to substantially less than his contractual pay rate. Stock compensation expense is essentially even between periods, reflecting the ratable amortization of non-cash stock-based compensation expense over the requisite service period of the grants.  Amortization of expense related to certain option grants made during 2009 and 2010 ceased as the awards became fully-vested, partially offset by the amortization of expense related to option grants made in October 2013 and March 2014 and the impact of warrant grants made to the independent members of our Board of Directors and an officer in March 2014.  Consulting services primarily reflects fees paid or accrued for independent members of our Board of Directors.  The increase in legal, accounting and other professional fees primarily reflects the impact of (i) a consulting agreement for strategic advisory and business development services pursuant to which we issued 200,000 restricted shares of our common stock valued at $134,000 and have paid $35,000 in cash as compensation for such professional services through June 2014; and (ii) costs related to temporary employee fees for part-time administrative services.  Outsourced investor relations service expenses are flat between periods. The 2014 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013. Warrant modification expense reflects the impact of a program of strategic reductions in certain warrant exercise prices as an incentive for the exercise of such warrants that we conducted in June 2013, and from which we used the proceeds of the warrant exercises as a source of short-term working capital.

Interest and Other Expenses, Net

Interest expense, net totaled $800,000 for the quarter ended June 30, 2014, a 153% increase compared to the $316,000 reported for the quarter ended June 30, 2013. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2014	2013

Interest expense on promissory notes, including discount amortization	$766	$299
Other interest expense, including on capital leases and premium financing	2	2
	768	301
Effect of foreign currency fluctuations on notes payable	20	17
Interest Income	(3)	(2)

Interest Expense, net	$785	$316

The increase in interest expense between the periods is primarily attributable to the accrued interest and discount amortization recorded for the issuances between August 2013 and June 2014 of an aggregate of approximately $2.5 million of 10% convertible promissory notes pursuant to the 2013 Unit Private Placement and the 2014 Unit Private Placement. As a result of the significant inception-date discounts recorded in connection with the Unit Notes and the relatively short period between issuance and maturity over which the discount must be amortized, discount amortization increased by approximately $400,000 between the periods shown in the preceding table.

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013. We also issued a similar senior secured promissory note and related warrant to Platinum in July 2013. Upon Platinum’s exchange of the shares of our Series A preferred stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. During the quarter ended June 30, 2014 we recognized non-cash expense of $1,727,200 related to the net increase in the estimated fair value of these non-cash liabilities since March 31, 2014, which resulted primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants. During the quarter ended June 30, 2013, we recognized non-cash income of $1,804,900 related to the net decrease in the estimated fair value of the warrant liabilities since March 31, 2013, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

As described more fully in Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 8, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, effective May 31, 2014, we entered into agreements with substantially all holders of our 2013/2014 Unit Notes and 2013/2014 Unit Warrants to amend certain terms of the notes and the warrants. We treated the amendments as an extinguishment of debt for accounting purposes.  Accordingly, since the fair value of the amended notes and warrants exceeded the carrying amount of the original notes, we recognized non-cash losses on the extinguishment of debt in the aggregate amount of $526,200 attributable to the amendments.  We recognized an additional $241,800 as a non-cash loss on extinguishment of debt as a result of the promissory note, shares of our common stock and warrants issued to Icahn School of Medicine at Mount Sinai in settlement of stem cell technology license maintenance fees and reimbursable patent prosecution costs, as described more completely in Note 8, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2014, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $27.5 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $13.0 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. At June 30, 2014, we had approximately $400,700 in cash and cash equivalents, which is not sufficient to enable us to fund our planned operations, including expected cash expenditures of approximately $7.5 million through the next twelve months.  In April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, a company organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 72.0 million restricted shares of our common stock at a purchase price of $0.50 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing or Private Financing).  To date, Autilion has completed only a nominal closing under the Securities Purchase Agreement. Autilion is currently in default under the Securities Purchase Agreement, and no assurances can be provided that Autilion will complete an additional closing under the Securities Purchase Agreement. In the event that Autilion does not complete a material portion of the Autilion Financing pursuant to the Securities Purchase Agreement in the near term, we will need to obtain approximately $7.5 million from alternative financing sources to execute our business plan over the next twelve to fifteen months. On May 12, 2014, we filed a Registration Statement on Form S-1 with the SEC (File No. 333-195901) (Registration Statement) to register up to 30 million shares of our common stock, and warrants to purchase up to 30 million shares of our common stock, in a public offering (Public Offering). The Registration Statement was declared effective on August 7, 2014.  No assurances can be provided, however, that we will complete our Public Offering in the near term, on acceptable terms, or at all. In the remainder of this discussion the Private Financing and Public Offering are referred to as a Qualified Financing).

To continue to meet our cash needs and fund our working capital requirements after June 30, 2014 and prior to the completion of a Qualified Financing, through August 8, 2014, we entered into securities purchase agreements with accredited investors and institutions pursuant to which we sold to such accredited investors in private placement transactions units, for aggregate proceeds of $55,000, consisting of: (i) 10% subordinate convertible promissory notes in the aggregate face amount of $55,000 maturing on March 31, 2015; (ii) an aggregate of 55,000 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 55,000 restricted shares of our common stock at an exercise price of $0.50 per share.

If and as necessary, we may supplement the expected proceeds from a Qualified Financing through a combination of additional private placements of our securities, which may include both debt and equity securities, stem cell technology-based research and development collaborations, stem cell technology and drug candidate license fees, and government grant awards.  Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to complete a Qualified Financing or otherwise obtain substantial additional financing on a timely basis in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern..

Further, in July 2014, we entered into an Amended and Restated Note Conversion Agreement and Warrant Amendment with Platinum  (Amendment), wherein Platinum has agreed to convert into our unregistered equity securities all Senior Secured Convertible Promissory Notes (Senior Notes) currently held by Platinum, in the aggregate amount of approximately $4.1 million, including accrued but unpaid interest thereon (Outstanding Balance), upon our consummation on or before August 31, 2014 (Closing Date), of either (i) the Private Financing or (ii) the Public Offering results in gross proceeds of at least $10.0 million or more. Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our Common Stock equal to the Outstanding Balance on the Closing Date, divided by $0.50 per share. In the event the Public Offering results in gross proceeds of at least $10 million, the Senior Notes will convert into shares of newly created Series B Convertible Preferred Stock with an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date. Eliminating the necessity to repay in cash the Senior Notes otherwise maturing between October 2015 and July 2016 significantly improves our liquidity and reduces our intermediate-term cash requirements.

In the event the Autilion Financing is completed in an amount exceeding $13.0 million, and we issue over 26 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company. The issuance of 30 million shares of our common stock in our proposed Public Offering pursuant to the Registration Statement may also result in a change in control of the Company, although we do not anticipate that a single investor would control all of the shares issued in connection with the Public Offering. In the event a Qualified Financing is consummated, our existing stockholders will experience significant dilution.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Net cash used in operating activities	$(1,012)	$(732)
Net cash used in investing activities	-	(9)
Net cash provided by financing activities	1,413	193

Net increase (decrease) in cash and cash equivalents	401	(548)
Cash and cash equivalents at beginning of period	-	638

Cash and cash equivalents at end of period	$401	$90

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units in 2014 Unit Private Placement

As discussed above in Note 8, Capital Stock, between July 1, 2014 and August 8, 2014, we entered into securities purchase agreements with accredited investors pursuant to which we sold to such investors additional 2014 Units consisting of (i) 2014 Unit Notes in the aggregate face amount of $55,000; (ii) an aggregate of 55,000 shares of 2014 Unit Stock; and (iii) 2014 Unit Warrants to purchase an aggregate of 55,000 restricted shares of our common stock at an exercise price of $0.50 per share. We received cash proceeds of $55,000 from the sales of these 2014 Units, which we expect to use for general corporate purposes.  The 2014 Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

Dated: August 12, 2014