Form 10-Q
period 2014-09-30
VistaGen Therapeutics, Inc.
filed 2014-11-19
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 17, 2014, 1,293,928 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2014

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets	189,900	40,500
Total current assets	189,900	40,500
Property and equipment, net	150,100	176,300
Security deposits and other assets	46,900	46,900
Total assets	$386,900	$263,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,247,600	$2,443,900
Accrued expenses	857,400	625,600
Advance from officer	-	3,600
Current portion of notes payable and accrued interest	1,901,700	1,442,300
Current portion of notes payable to related parties and accrued interest	322,900	290,400
Convertible promissory notes and accrued interest, net of discount of $1,251,000 and $697,400 at
September 30, 2014 and March 31, 2014, respectively	1,563,000	396,000
Capital lease obligations	900	3,900
Total current liabilities	6,893,500	5,205,700
Non-current liabilities:
Senior secured convertible promissory notes, net of discount of $0 at September 30, 2014 and $2,085,900
at March 31, 2014 and accrued interest	4,224,200	1,929,800
Notes payable, net of discount of $672,700 at September 30, 2014 and $848,100 at March 31, 2014 and
accrued interest	2,041,400	1,797,600
Notes payable to related parties, net of discount of $79,600 at September 30, 2014 and $103,200 at
March 31, 2014 and accrued interest	1,103,600	1,057,100
Warrant liability	3,399,400	2,973,900
Deferred rent liability	92,400	97,400
Capital lease obligations	1,600	2,100
Total non-current liabilities	10,862,600	7,857,900
Total liabilities	17,756,100	13,063,600

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares, including 500,000 Series A shares, authorized at
September 30, 2014 and March 31, 2014; 500,000 Series A shares issued and outstanding at September
30, 2014 and March 31, 2014	500	500
Common stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2014 and March 31, 2014;
1,421,343 and 1,310,093 shares issued at September 30, 2014 and March 31, 2014, respectively	1,400	1,300
Additional paid-in capital	64,001,000	62,001,400
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2014 and March 31, 2014	(3,968,100)	(3,968,100)
Note receivable from sale of common stock	(192,900)	(198,100)
Accumulated deficit	(77,211,100)	(70,636,900)
Total stockholders’ deficit	(17,369,200)	(12,799,900)
Total liabilities and stockholders’ deficit	$386,900	$263,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$-	$-	$-	$-
Operating expenses:
Research and development	557,600	669,300	1,031,200	1,364,800
Acquired in-process research and development	-	-	-	-
General and administrative	556,100	545,900	1,353,300	1,150,500
Total operating expenses	1,113,700	1,215,200	2,384,500	2,515,300
Loss from operations	(1,113,700)	(1,215,200)	(2,384,500)	(2,515,300)
Other expenses, net:
Interest expense, net	(605,600)	(323,200)	(1,390,500)	(639,600)
Change in warrant liability	1,301,800	78,600	(425,400)	1,883,500
Loss on early extinguishment of debt	(1,603,400)	-	(2,371,400)	-
Other income	-	-	-	-
Loss before income taxes	(2,020,900)	(1,459,800)	(6,571,800)	(1,271,400)
Income taxes	-	-	(2,400)	(2,700)

Net loss	$(2,020,900)	$(1,459,800)	$(6,574,200)	$(1,274,100)

Basic net loss per common share	$(1.58)	$(1.35)	$(5.24)	$(1.20)
Diluted net loss per common share	$(1.90)	$(1.37)	$(5.24)	$(1.80)

Weighted average shares used in computing:
Basic net loss per common share	1,279,251	1,081,529	1,254,506	1,061,266
Diluted net loss per common share	1,299,099	1,128,152	1,254,506	1,112,675

Comprehensive loss	$(2,020,900)	$(1,459,800)	$(6,574,200)	$(1,274,100)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,574,200)	$(1,274,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,200	25,800
Amortization of discounts on convertible and promissory notes	799,000	202,000
Change in warrant liability	425,400	(1,883,500)
Stock-based compensation	408,400	424,300
Expense related to modification of warrants	-	(32,900)
Non-cash rent and relocation expense	(5,000)	40,800
Interest income on note receivable for stock purchase	1,600	(500)
Fair value of common stock granted for services	134,000	-
Fair value of warrants granted for services and interest	29,900	46,600
Gain on currency fluctuation	(200)	(9,300)
Loss on extinguishment of debt	2,371,400	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52,100)	3,300
Security deposits and other assets	-	(17,900)
Accounts payable and accrued expenses, including accrued interest	902,200	1,159,000
Net cash used in operating activities	(1,533,400)	(1,316,400)

Cash flows from investing activities:
Purchases of equipment, net	-	(33,700)
Net cash used in investing activities	-	(33,700)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	1,730,200	267,300
Proceeds from exercise of modified warrants	-	264,200
Proceeds from sale of note and warrant to Platinum	-	250,000
Advance from officer	-	30,000
Repayment of capital lease obligations	(3,500)	(2,700)
Repayment of notes	(193,300)	(90,300)
Net cash provided by financing activities	1,533,400	718,500
Net decrease in cash and cash equivalents	-	(631,600)
Cash and cash equivalents at beginning of period	-	638,100
Cash and cash equivalents at end of period	$-	$6,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics, Inc. (formerly Excaliber Enterprises, Ltd.), a Nevada corporation, is a clinical-stage biopharmaceutical company developing novel medicine to treat depression, cancer and diseases and disorders involving the central nervous system. Our principal executive offices are located at 343 Allerton Avenue, South San Francisco, California 94080, and our telephone number is (650) 577-3600. Our website address is www.vistagen.com. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation.

VistaGen Therapeutics, Inc., a California corporation incorporated on May 26, 1998 (VistaGen California), is our wholly-owned subsidiary. Pursuant to a strategic merger transaction on May 11, 2011, we acquired all outstanding shares of VistaGen California in exchange for 341,823 shares of our common stock (Merger), and assumed all of VistaGen California’s pre-Merger obligations. Our Condensed Consolidated Financial Statements in this report also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

AV-101

Our initial product candidate is AV-101, an orally-available, non-sedating prodrug (precursor chemical compound) that is rapidly converted in vivo to its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and selective blocker of the required glycine-B (GlyB) site of the N-methyl-D-aspartate receptors (NMDAR). However, 7-Cl-KYNA does not cross the blood-brain barrier, making it a poor drug candidate. AV-101, the prodrug of 7-C1-KYNA, readily gains access to the central nervous system (CNS) after oral administration and is converted to 7-Cl-KYNA by astrocytes that are preferentially activated at sites of neuronal injury or excitotoxic insult. AV-101 is a novel potential treatment for multiple diseases and disorders involving the CNS, including Major Depressive Disorder, epilepsy, neuropathic pain and neurodegenerative diseases such as Parkinson’s disease.

AV-101 for Depression

Depression is a global public health concern. The World Health Organization estimates that “depression is the leading cause of disability worldwide, and is a major contributor to the global burden of disease,” affecting 350 million people globally, including nearly 7% of adults in the United States.

Although antidepressant drugs are available, millions of depression patients are poorly served by current antidepressant therapies, many of which require several weeks before therapeutic benefits are achieved. In addition to the high percentage of depressed patients who are not effectively treated by current antidepressant drugs, the several week lag period in onset of action of traditional antidepressants is recognized as a major limitation, resulting in substantial morbidity and high risk of suicidal behavior, especially during the first two weeks after starting treatment. Therefore, safe, novel depression medicine with rapid onset of antidepressant effects could have a major impact on public health in the U.S. and worldwide.

In randomized, placebo-controlled, double-blind clinical trials conducted by Dr. Carlos Zarate and others at the National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), ketamine, a classic NMDAR channel blocker, produced robust and rapid antidepressant effects in treatment-resistant patients suffering with Major Depressive Disorder. However, the clinical utility of ketamine, which is administered intravenously, and other NMDAR channel blockers has been severely limited by their potential for abuse and dissociative side effects, including hallucinations and schizophrenia-like effects.

By regulating the NMDAR rather than blocking it, AV-101 has the potential to achieve the rapid-onset antidepressant effects of ketamine and many other classic NMDAR channel blockers, without causing their serious side effects.

On November 6, 2014, we signed a Letter of Intent to enter into a Cooperative Research and Development Agreement (CRADA) with the NIMH to collaborate on a NIMH-sponsored Phase 2 clinical study of AV-101 in Major Depressive Disorder. Dr. Carlos Zarate, Chief, Section on the Neurobiology and Treatment of Mood Disorders and Chief of the Experimental Therapeutics and Pathophysiology Branch at the NIMH, will be the Principal Investigator for our AV-101 Phase 2 depression study under the proposed CRADA. We anticipate both commencing and completing the study in 2015.

The NIH previously awarded us $8.8 million for our AV-101 preclinical and Phase 1 clinical development programs. In two randomized, double-bind, placebo-controlled Phase 1 safety studies, AV-101 was well tolerated and not associated with any severe adverse events. There were no signs of sedation, hallucinations or schizophrenia-like side effects often associated with ketamine and many of the NMDAR channel blockers.

Stem Cell Technology-based Drug Rescue

With mature, adult human heart cells and liver cells produced using our proprietary pluripotent stem cell technology, we have developed two customized human cellular bioassay systems, CardioSafe 3D and LiverSafe 3D, for predicting heart toxicity and liver toxicity of new drug candidates long before they are ever tested in animal or human studies. We are leveraging CardioSafe 3D and LiverSafe 3D for drug rescue focused on producing new, safer variants of drug candidates previously optimized and tested for efficacy by pharmaceutical companies but terminated before FDA approval due to heart or liver toxicity concerns. Our initial drug rescue programs are focused on novel therapies for cancer.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2014 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2015 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2014 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 25, 2014. Effective August 14, 2014, we consummated a 1-for-20 reverse split of our authorized, and issued and outstanding shares of common stock (the Stock Consolidation). Each reference to shares of common stock or the price per share of common stock in these financial statements is post-Stock Consolidation, and reflects the 1-for-20 adjustment as a result of the Stock Consolidation.  See Note 8, Capital Stock, for more information regarding the Stock Consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As an entity having not yet achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $77.2 million accumulated from inception through September 30, 2014. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further potential development of AV-101 and launch and execute our drug rescue programs and pursue potential drug discovery, drug development and regenerative medicine opportunities.

Since our inception in May 1998 through September 30, 2014, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $27.7 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $13.0 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. At September 30, 2014, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations, including expected cash expenditures of approximately $7.5 million over the next twelve months.

To meet our cash needs and fund our working capital requirements after September 30, 2014, from October 1, 2014 through November 17, 2014, we entered into securities purchase agreements with certain accredited investors and institutions to sell units of our securities, for aggregate proceeds of $165,000 consisting of: (i) 10% subordinate convertible promissory notes in the aggregate face amount of $165,000 maturing on March 31, 2015; (ii) an aggregate of 8,250 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 8,250 restricted shares of our common stock at an exercise price of $10.00 per share. See Note 10, Subsequent Events, for additional information.

In April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, a company organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 3.6 million restricted shares of our common stock at a purchase price of $10.00 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing). Autilion is currently in default under the Securities Purchase Agreement. No assurances can be provided that Autilion will complete any material portion of its obligations under the Securities Purchase Agreement. We have filed a Registration Statement on Form S-1 with the SEC (File No. 333-195901) (the Registration Statement) to register up to 1.5 million shares of our common stock, and warrants to purchase up to 1.5 million shares of our common stock, in a public offering (Public Offering). The Registration Statement has been declared effective by the SEC, however we have not yet sold any of our securities pursuant to the Registration Statement. No assurances can be provided that we will complete the Public Offering in the near term, on acceptable terms, or at all. In the event that Autilion does not complete a material portion of the Autilion Financing under the Securities Purchase Agreement in the near term, or we are unable to complete a material portion of the Public Offering in the near term, we estimate that we will need to obtain approximately $7.5 million from alternative financing sources to execute our business plan during the next 12 months.

To the extent necessary, we may also seek to meet our future cash needs and fund our working capital requirements through a combination of additional private placements of our securities, which may include both debt and equity securities, research and development collaborations, license fees, and government grant awards.  Additionally, we believe that our participation in potential strategic collaborations, including potential licensing transactions, may provide additional cash in support of our future working capital requirements.  Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to complete a material portion of our Public Offering, or the Autilion Financing, or otherwise obtain substantial financing from alternative sources in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

●
Government grants, which have supported our research efforts on specific projects, generally provide for reimbursement of approved costs as defined in the terms of grant awards. Grant revenue is recognized when associated project costs are incurred.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, our small molecule prodrug candidate for depression, neuropathic pain, and potentially other neurological conditions, sponsored stem cell research and development costs, and costs related to the application and prosecution of patents related to the Company’s stem cell technology platform, Human Clinical Trials in a Test Tube™, and AV-101. All such costs are charged to expense as incurred.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development expense:
Stock option grants	$64,600	$59,100	$126,100	$113,400
Warrants granted to officer in March 2014 and 2013	36,300	33,500	72,600	66,900

	100,900	92,600	198,700	180,300

General and administrative expense:
Stock option grants	33,300	66,800	68,100	110,300
Warrants granted to officers and directors in March 2014 and 2013	70,800	66,800	141,600	133,700

	104,100	133,600	209,700	244,000

Total stock-based compensation expense	$205,000	$226,200	$408,400	$424,300

We did not grant options to employees or consultants during the six months ended September 30, 2014. During the six months ended September 30, 2013, we granted options to purchase an aggregate of 4,000 shares of our common stock at exercise prices from $16.00 per share to $16.40 per share (the quoted market price on the grant dates after giving effect to the Stock Consolidation) to two new employees and a consultant. At September 30, 2014, there were options outstanding to purchase 209,388 shares of our common stock at a post-Stock Consolidation weighted average exercise price of $10.07 per share.

Warrant Liability

We have issued certain warrants to Platinum Long Term Growth VII, LLC, our largest investor (Platinum), and, subject to Platinum’s exercise of its rights to exchange shares of our Series A Preferred Stock that it holds, we are also obligated to issue an additional warrant to Platinum (collectively, the Platinum Warrants). The Platinum Warrants contain an exercise price adjustment feature that will lower the exercise price of the warrants in the event we subsequently issue equity instruments at a price lower than the exercise price of the Platinum Warrants. We account for the Platinum Warrants as non-cash liabilities and estimate their fair value as described in Note 4, Fair Value Measurements, Note 7, Convertible Promissory Notes and Other Notes Payable, and Note 9, Capital Stock. We compute the fair value of the warrant liability at each reporting period and record the change in the fair value as non-cash expense or non-cash income. The key component in determining the fair value of the Platinum Warrants and the related liability is the market price of our common stock, which is subject to significant fluctuation and is not under our control. The resulting change in the fair value of the warrant liability on our net income or loss is therefore also subject to significant fluctuation and will continue to be so until all of the Platinum Warrants are issued and exercised, amended or expire. Assuming all other fair value inputs remain generally constant, we will record an increase in the warrant liability and non-cash expense when our stock price increases and a decrease in the warrant liability and non-cash income when our stock price decreases.

Comprehensive Income (Loss)

We have no components of other comprehensive income (loss) other than net income (loss), and accordingly our comprehensive income (loss) is equivalent to our net income (loss) for the periods presented.

Loss per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we adjust the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increase the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation, as their effect would be antidilutive.  Potentially dilutive securities were assumed to be converted into common shares and outstanding during the periods for purposes of calculating diluted earnings per share as indicated in the table below.

Basic and diluted net loss attributable to common stockholders per share was computed as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net loss attributable to common stockholders for basic earnings per share	$(2,020,900)	$(1,459,800)	$(6,574,200)	$(1,274,100)
less: change in fair value of warrant liability attributable to Exchange, Investment and Bridge Warrants issued to Platinum	(441,700)	(84,200)	-	(733,500)
Net loss for diluted earnings per share attributable to common stockholders	$(2,462,600)	$(1,544,000)	$(6,574,200)	$(2,007,600)

Denominator:
Weighted average basic common shares outstanding	1,279,251	1,081,529	1,254,506	1,061,266
Assumed conversion of dilutive securities:
Warrants to purchase common stock	19,848	46,622	-	51,409
Potentially dilutive common shares assumed converted	19,848	46,622	-	51,409
Denominator for diluted earnings per share - adjusted weighted average shares	1,299,099	1,128,152	1,254,506	1,112,675

Basic net loss attributable to common stockholders per common share	$(1.58)	$(1.35)	$(5.24)	$(1.20)
Diluted net loss attributable to common stockholders per common share	$(1.90)	$(1.37)	$(5.24)	$(1.80)

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	As of September 30,
	2014	2013
Series A preferred stock issued and outstanding (1)	750,000	750,000
Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase Agreement	375,000	375,000
Outstanding options under the 2008 and 1999 Stock Incentive Plans	209,388	239,406
Outstanding warrants to purchase common stock	962,758	733,737
10% convertible Exchange Note and Investment Notes issued to Platinum in October 2012, February 2013 and March 2013, including accrued interest through September 30, 2014 and 2013, respectively (2)	394,258	356,397
10% convertible note issued to Platinum on July 26, 2013, including accrued interest through March 31, 2014 through September 30, 2014 and 2013, respectively	28,166	25,461
10% convertible notes issued as a component of Unit Private Placements, including accrued interest through March 31, 2014 accrued interest through September 30, 2014 and 2013, respectively (3)	281,396	20,806

Total	3,000,966	2,500,807

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements for development stage entities.  Among other changes, this ASU no longer requires development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014, with early adoption permitted. We have adopted ASU 2014-10 effective with our fiscal year beginning April 1, 2014 and, accordingly, have eliminated inception-to-date information in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU define when and how an entity is required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable (as defined under ASC 450, Contingencies) that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued. If substantial doubt exists, certain disclosures are required, the extent of which depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. Early application is permitted. In their opinion on our audited financial statements for our fiscal year ended March 31, 2014, our auditors indicated that there was substantial doubt about our ability to continue as a going concern. Although we have not yet adopted ASU 2014-15, we have indicated in Note 2, Basis of Presentation and Going Concern, management’s plans for additional financing that is expected to permit us to continue our operations for at least one year. Upon our adoption of ASU 2014-15, assuming conditions at such time indicate there is substantial doubt about our ability to continue as a going concern, or that such doubt has been alleviated, we will conform our disclosure to comply with the guidance contained in ASU 2014-15.

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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and related Exchange Warrant and Investment Warrants to Platinum in October 2012, February 2013, March 2013, and the potential issuance of the Series A Exchange Warrant (see Note 9, Capital Stock), all pursuant to the Note Exchange and Purchase Agreement of October 2012 between the Company and Platinum (see Note 7, Convertible Promissory Notes and Other Notes Payable), and the issuance of the warrant related to the Senior Secured Convertible Promissory Note issued to Platinum in July 2013, we determined that the Platinum Warrants included certain exercise price adjustment features requiring the warrants to be treated as non-cash liabilities, which were recorded at their estimated fair value. We determined the initial fair value of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value include the remaining contractual term of the Platinum Warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction or other equity issuance that would trigger a reset in the exercise price of the Platinum Warrants, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A preferred stock it holds into shares of common stock. We have recognized the change in the fair value of these warrant liabilities since March 31, 2014 and 2013, respectively, as a non-cash component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2014 and 2013.

The fair value hierarchy for the warrant liability measured at fair value on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Warrant liability	$3,399,400	$-	$-	$3,399,400
March 31, 2014:
Warrant liability	$2,973,900	$-	$-	$2,973,900

During the six month period ended September 30, 2014, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability. The increase in the market price of our common stock since March 31, 2014 is the primary factor resulting in the increase in the warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Warrant Liability
Balance at March 31, 2014	$2,973,900

Mark to market loss included in net loss	425,500

Balance at September 30, 2014	$3,399,400

We carried no assets or other liabilities at fair value at September 30, 2014 or March 31, 2014.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014

Insurance	$84,800	$21,800
Costs associated with Public Offering	95,900	-
Legal fees	3,400	3,400
Interest receivable on note receivable from sale of common stock	2,000	2,800
Technology license fees and all other	3,800	12,500

	$189,900	$40,500

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014

Accrued professional services	$188,400	$135,700
Accrued compensation	655,700	489,900
All other	13,300	-

	$857,400	$625,600

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes our secured and unsecured promissory notes and other notes payable at September 30, 2014 and March 31, 2014.
	September 30, 2014			March 31, 2014
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes
issued to Platinum:
Exchange Note issued on October 11, 2012	$1,272,600	$280,000	$1,552,600	$1,272,600	$203,400	$1,476,000
Investment Note issued on October 11, 2012	500,000	110,000	610,000	500,000	79,900	579,900
Investment Note issued on October 19, 2012	500,000	108,700	608,700	500,000	78,600	578,600
Investment Note issued on February 22, 2013	250,000	43,900	293,900	250,000	29,400	279,400
Investment Note issued on March 12, 2013	750,000	127,400	877,400	750,000	84,100	834,100
	3,272,600	670,000	3,942,600	3,272,600	475,400	3,748,000

Convertible promissory note issued on July 26, 2013	250,000	31,600	281,600	250,000	17,700	267,700
Total Senior notes	3,522,600	701,600	4,224,200	3,522,600	493,100	4,015,700

Aggregate note discount	-	-	-	(2,085,900)	-	(2,085,900)
Net Senior notes (non-current)	$3,522,600	$701,600	$4,224,200	$1,436,700	$493,100	$1,929,800

10% Convertible Promissory Notes (Unit Notes)
2013/2014 Unit Notes, due 7/31/14	$-	$-	$-	$1,007,500	$35,700	$1,043,200
2014 Unit Notes, including amended notes, due 3/31/15	2,718,400	95,600	2,814,000	50,000	200	50,200
	2,718,400	95,600	2,814,000	1,057,500	35,900	1,093,400
Note discounts	(1,251,000)	-	(1,251,000)	(697,400)	-	(697,400)
Net convertible notes (all current)	$1,467,400	$95,600	$1,563,000	$360,100	$35,900	$396,000

Notes Payable to unrelated parties:
7.5% Notes payable to service providers for
accounts payable converted to notes payable:
Burr, Pilger, Mayer	$90,400	$10,200	$100,600	$90,400	$6,800	$97,200
Desjardins	177,100	20,700	197,800	178,600	14,100	192,700
McCarthy Tetrault	362,200	38,600	400,800	360,900	24,800	385,700
August 2012 Morrison & Foerster Note A	918,200	139,400	1,057,600	918,200	87,900	1,006,100
August 2012 Morrison & Foerster Note B (1)	1,379,400	264,300	1,643,700	1,379,400	195,200	1,574,600
University Health Network (1)	549,500	81,300	630,800	549,500	60,600	610,100
	3,476,800	554,500	4,031,300	3,477,000	389,400	3,866,400
Note discount	(672,700)	-	(672,700)	(848,100)	-	(848,100)
	2,804,100	554,500	3,358,600	2,628,900	389,400	3,018,300
less: current portion	(1,147,100)	(208,900)	(1,356,000)	(1,130,100)	(133,600)	(1,263,700)
non-current portion and discount	$1,657,000	$345,600	$2,002,600	$1,498,800	$255,800	$1,754,600

5.75% and 10.25% Notes payable to insurance
premium financing company (current)	$61,700	$-	$61,700	$4,900	$-	$4,900

10% Notes payable to vendors for accounts
payable converted to notes payable	$415,200	$43,000	$458,200	$119,400	$34,700	$154,100
less: current portion	(415,200)	(43,000)	(458,200)	(119,400)	(34,700)	(154,100)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% Note payable (August 2012)	$58,800	$5,800	$64,600	$58,800	$3,800	$62,600
less: current portion	(20,000)	(5,800)	(25,800)	(15,800)	(3,800)	(19,600)
7.0% Notes payable - non-current portion	$38,800	$-	$38,800	$43,000	$-	$43,000

Total notes payable to unrelated parties	$4,012,500	$603,300	$4,615,800	$3,660,100	$427,900	$4,088,000
less: current portion	(1,644,000)	(257,700)	(1,901,700)	(1,270,200)	(172,100)	(1,442,300)
non-current portion	2,368,500	345,600	2,714,100	2,389,900	255,800	2,645,700
less: discount	(672,700)	-	(672,700)	(848,100)	-	(848,100)
	$1,695,800	$345,600	$2,041,400	$1,541,800	$255,800	$1,797,600

Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$293,600	$43,100	$336,700	$293,600	$30,800	$324,400
October 2012 7.5% Note to Cato Research Ltd. (1)	1,009,000	160,400	1,169,400	1,009,000	117,300	1,126,300
	1,302,600	203,500	1,506,100	1,302,600	148,100	1,450,700
Note discount	(79,600)	-	(79,600)	(103,200)	-	(103,200)
Total notes payable to related parties	1,223,000	203,500	1,426,500	1,199,400	148,100	1,347,500
less: current portion	(279,800)	(43,100)	(322,900)	(259,600)	(30,800)	(290,400)
non-current portion and discount	$943,200	$160,400	$1,103,600	$939,800	$117,300	$1,057,100
(1) Note and interest payable solely in restricted shares of the Company's common stock.

Significant changes in our convertible promissory notes and other promissory notes since March 31, 2014 are described below:

Note Conversion and Warrant Amendment Agreement with Platinum

On July 18, 2014, we entered into an Amended and Restated Note Conversion Agreement and Warrant Amendment with Platinum  (Amendment), pursuant to which Platinum agreed to convert into our unregistered equity securities all Senior Secured Convertible Promissory Notes (Senior Notes) held by Platinum, in the aggregate amount of approximately $4.2 million at September 30, 2014, including accrued but unpaid interest thereon (Outstanding Balance), upon our consummation on or before August 31, 2014 (Closing Date), of either (i) a private equity financing resulting in aggregate gross proceeds of at least $36.0 million (Private Financing), or (ii) a public offering of our equity securities registered with the SEC resulting in gross proceeds of at least $10.0 million (Public Offering) (the Private Financing and Public Offering are referred to in this discussion as a Platinum Qualified Financing). In August and September 2014, we amended the Amendment to extend the Closing Date until October 31, 2014. Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our common stock equal to the Outstanding Balance on the Closing Date, divided by $10.00 per share. Upon consummation of a Public Offering, the Senior Notes will convert into shares of newly created Series B Convertible Preferred Stock (Series B Preferred) at the lower of $10.00 per share or the lowest per-share price in the Public Offering and having an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date (see Note 8, Capital Stock, regarding Creation of Series B Preferred Stock).

Additionally, pursuant to the terms and conditions of the Amendment, in the event we consummate a Platinum Qualified Financing on or before the Closing Date, the exercise price of the Platinum Warrants we have issued to Platinum in connection with the Senior Notes, and warrants that we may still issue pursuant to the Note Exchange and Purchase Agreement between us and Platinum, dated October 11, 2012 (NEPA), if any, will be fixed at the lower of $10.00 per share or the purchase price of common stock sold in the Platinum Qualified Financing. Finally, the anti-dilutive provisions contained in the Platinum Warrants, other than typical adjustments for stock splits, combinations and dividends, will be terminated as of the closing date.

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

We determined that the Amendment resulted in a modification of the Senior Notes that should be accounted for as an extinguishment of debt. Considering, among other factors, the cash flows and conversion features of the Senior Notes as modified by the Amendment, market interest rates for debt of similar quality and the relative probabilities of conversion of the Senior Notes into either shares of our common stock or Series B Preferred upon consummation of a Qualified Financing, we determined that the fair values of the Senior Notes at July 18, 2014, aggregating $6,475,000, represented a substantial premium over their aggregate $4,138,700 face values plus accrued interest. In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, we recognized the premium in excess of the face value and accrued interest, $2,336,300, as a non-cash component of loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss with a credit to additional paid-in capital, an equity account. Consequently, we recorded the liability for the Senior Notes at their face values plus accrued interest. We recognized the difference between the pre-modification carrying values of the notes and their face values, an aggregate of $1,983,700, as an additional non-cash charge to loss on extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Certain of the Senior Notes contained a beneficial conversion feature at the time they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time of the modification, an aggregate of $2,716,600, as a reduction to the loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, with a corresponding reduction to additional paid-in capital. The net amount of the loss on extinguishment of debt related to the amendment of the Senior Notes recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss is $1,603,400.

10% Convertible Notes Issued in Connection with 2014 Unit Private Placement

As described more completely in the section entitled 2014 Unit Private Placement in Note 8, Capital Stock, between late March 2014 and September 30, 2014, we issued to accredited investors 10% convertible notes (the 2014Unit Notes) in the aggregate face amount of $1,775,000, including an aggregate face amount of $750,000 of such notes issued to Platinum and 2014 Unit Notes in the aggregate principal amount of $50,000 issued prior to March 31, 2014, in connection with our private placement offering of Units. (See Note 10, Subsequent Events, for information regarding additional notes issued in connection with the 2014 Unit Private Placement after September 30, 2014.) The 2014 Unit Notes mature on March 31, 2015 (Maturity) and the outstanding principal of the 2014 Unit Notes and their related accrued interest (the Outstanding Balance) is convertible into shares of our common stock at a conversion price of $10.00 per share at or prior to Maturity, at the option of the investor. In addition, upon our consummation of either (i) an equity or equity-based public financing registered with the SEC, or (ii) an equity or equity-based private placement, or series of private placements, not registered with the SEC, in either case resulting in gross cash proceeds to us of at least $10.0 million prior to Maturity (a Qualified Financing), the Outstanding Balance of the 2014 Unit Notes will automatically convert into securities substantially similar to those sold in the Qualified Financing, based on the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x 1.25 / (the per security price of the securities sold in the Qualified Financing). This automatic conversion feature results in a contingent beneficial conversion feature which will be recorded upon the consummation of a Qualified Financing. Under certain circumstances, the holders of the 2014 Unit Notes may request payment in cash in lieu of automatic conversion into the securities of the Qualified Financing.

We allocated the proceeds from the sale of the units to the 2014 Unit Notes, the common stock and the warrants comprising the units based on the relative fair value of the individual securities in the unit on the date of the unit sale. Based on the short-duration of the 2014 Unit Notes and their other terms, we determined that the fair value of the 2014 Unit Notes at the date of issuance was equal to their face value. Accordingly, we recorded an initial discount attributable to each 2014 Unit Note for an amount representing the difference between the face value of the 2014 Unit Note and its allocated relative value. Additionally, the 2014 Unit Notes contain an embedded conversion feature, most of which had an intrinsic value at the issuance date, which value we treated as an additional discount attributable to those 2014 Unit Notes, subject to limitations on the absolute amount of discount attributable to each 2014 Unit Note. We recorded a corresponding credit to additional paid-in capital, an equity account, attributable to the beneficial conversion feature. We amortize the aggregate discount attributable to the 2014 Unit Notes using the effective interest method over the respective term of each 2014 Unit Note.  Based on their respective discounts, the effective interest rates attributable to the 2014 Unit Notes range from 38.7% to 1116.8%, with a weighted average rate of 402.9%.

Amendment of 2013/2014 Unit Notes and Warrants

Effective May 31, 2014, we entered into note and warrant amendment agreements with substantially all holders of our 2013/2014 Unit Notes and 2013/2014 Unit Warrants, each of whom agreed to (i) modify certain terms of their 2013/2014 Unit Note to conform to the corresponding terms of the 2014 Unit Notes, including an extension of the maturity date of their 2013/2014 Unit Note from July 30, 2014 to March 31, 2015, as well as adoption of the automatic conversion and 25% conversion premium features related to consummation of a Qualified Financing, as described above (Amended 2013 Unit Notes), and (ii) modify certain terms of their 2013/2014 Unit Warrants, including the exercise price and expiration date, to conform to the corresponding terms of the 2014 Unit Warrants (Amended 2013 Unit Warrants). Holders of 2013/2014 Unit Notes having an aggregate initial face amount of $895,000 agreed to such amendments. The maturity date of 2013/2014 Unit Notes payable to holders who did not agree to amend their 2013/2014 Unit Note and 2013/2014 Unit Warrant remained July 30, 2014 and the $20.00 per share exercise price and July 30, 2016 expiration date of the 2013/2014 Unit Warrants held by such holders remains unchanged. Between April 1, 2014 and August 15, 2014, we repaid 2013/2014 Unit Notes having an initial face value of $ 112,500.

We determined that the modification of the 2013/2014 Unit Notes and the 2013/2014 Unit Warrants should be accounted for as an extinguishment of debt. Considering the cash flows and the non-contingent and contingent beneficial conversion features of the Amended 2013 Notes and other factors, including market interest rates for unsecured debt of similar quality and the probability of their conversion to securities in a Qualified Financing, we determined that the fair values of the Amended 2013 Unit Notes, aggregating $1,394,000, represented a substantial premium over their aggregate $943,400 face values. In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, we recognized the premium in excess of the face value, $450,600, as a credit to additional paid-in capital, an equity account. Consequently, we recorded the liability for the Amended 2013 Unit Notes at their face values. We recognized the difference between the pre-modification carrying values of the notes and their fair values, an aggregate of $867,500, as a non-cash charge to loss on extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.  As described in greater detail in Note 8, Capital Stock, we determined the incremental fair value of the Amended 2013 Unit Warrants, which are treated as equity instruments, to be $272,900. We recognized this incremental fair value as an additional component of loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and as a credit to additional paid-in capital.  Certain of the 2013/2014 Unit Notes contained a beneficial conversion feature when they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time of the modification, an aggregate of $614,200, as a reduction to the loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, with a corresponding reduction to additional paid-in capital. The net amount of the loss on extinguishment of debt related to the Amended 2013 Unit Notes and Amended 2013 Unit Warrants recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss is $526,200. Since the Amended 2013 Unit Notes have the same features and maturity as the 2014 Unit Notes, the two sets of notes are aggregated in the summary table above.  At September 30, 2014, no unamended 2013/2014 Unit Notes remain outstanding.

Extension of McCarthy Tetrault Note Maturity Date

On June 11, 2014, we agreed with McCarthy Tetrault, our legal counsel in Ontario, Canada (McCarthy), to extend the maturity date of our promissory note payable to McCarthy from June 14, 2014 to the earlier of (i) September 30, 2014, (ii) consummation of a financing in which we receive gross cash proceeds of at least $15.0 million, or (iii) consummation of a change of control of the Company, as defined in the McCarthy note.  McCarthy also agreed to forbear with respect to the requirement that we make monthly payments on the McCarthy note from the date of the agreement until maturity and granted us a waiver with respect to previously missed monthly payments. At September 30, 2014, the McCarthy note remained outstanding.

Interest on Notes Payable to be Repaid upon Exercise of Warrants

Between August 2012 and October 2012, we issued to Morrison & Foerster, LLP, our intellectual property counsel (M&F), Cato Research Ltd., our contract research organization for development of AV-101 (CRL), and University Health Network, our long-term stem cell research collaborator (UHN), certain unsecured promissory notes and related warrants.  The respective notes are payable solely in restricted shares of our common stock pursuant to M&F’s, CRL’s, and UHN’s surrender from time to time of all or a portion of the principal and interest balance due on their respective notes in connection with their concurrent exercise of their respective warrant.  Between March 31, 2014 and September 30, 2014 we adjusted the M&F warrant, the CRL warrant and the UHN warrant to increase the number of restricted shares available for purchase by 3,459 shares, 2,152 shares and 1,034 shares, respectively, based on interest accrued on the underlying notes through September 30, 2014.  We have recorded the fair value of the additional warrant shares, an aggregate of $29,900, as a charge to interest expense and a corresponding credit to additional paid-in capital.

Note 8.  Capital Stock

Reverse Split

As indicated in Note 2, Basis of Presentation and Going Concern, we consummated the Stock Consolidation, a 1-for-20 reverse split of our authorized, and issued and outstanding shares of common stock, effective on August 14, 2014. The par value of our common stock remained unchanged at $0.001 per share following the Stock Consolidation. The Stock Consolidation was approved by the Financial Industry Regulatory Authority (FINRA) on August 13, 2014, and became effective on the OTCQB at the opening of trading on August 14, 2014. Each reference to shares of common stock or the price per share of common stock in these financial statements is post-Stock Consolidation, and reflects the 1-for-20 adjustment as a result of the Stock Consolidation.

Creation of Series B Preferred Stock

On July 17, 2014, our Board of Directors authorized the creation of a class of Series B Preferred Stock (Series B Preferred) to provide for the conversion of the Senior Secured Convertible Promissory Notes held by Platinum totaling approximately $4.2 million in principal and accrued interest at September 30, 2014 (Outstanding Balance) into Series B Preferred upon consummation of the Public Offering referred to in the section entitled “Note Conversion and Warrant Amendment Agreement with Platinum” in Note 7 above. Notwithstanding the authorization from our Board of Directors to designate a portion of our authorized shares of preferred stock as Series B Preferred, we have yet to file a certificate of designation with the Nevada Secretary of State to amend our Articles of Incorporation to formally establish the Series B Preferred. The number of shares of Series B Preferred to be issued will be calculated based on the liquidation preference for the Series B Preferred, which will equal the Outstanding Balance as of the date of consummation of the Public Offering, divided by the lesser of (i) $10.00 and (ii) the per-share price of the common stock sold in the Public Offering. Each share of Series B Preferred will be exchangeable at the option of Platinum into shares of our common stock at the price per-share of common stock sold in the Public Offering.  The Series B Preferred will rank prior to our common stock for purposes of liquidation preference.

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

2014 Unit Private Placement

Between late-March and September 30, 2014, we entered into securities purchase agreements with accredited investors, including Platinum, pursuant to which we sold units to such accredited investors in private placement transactions (2014 Units), for aggregate cash proceeds of $1,775,000, consisting of (i) 2014 Unit Notes in the aggregate face amount of $1,775,000 due on March 31, 2015 or automatically convertible into securities we may issue upon the consummation of a Qualified Financing, defined as (a) an equity-based public financing registered with the SEC, or (b) a private equity-based financing or series of private equity-based financings, in either case in which we receive at least $10 million in gross cash proceeds prior to March 31, 2015; (ii) an aggregate of 88,750 restricted shares of our common stock (2014 Unit Stock); and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 88,750 restricted shares of our common stock at an exercise price of $10.00 per share (2014 Unit Warrants). The Outstanding Balance of each 2014 Unit Notes is convertible into shares of our common stock at a conversion price of $10.00 per share at or prior to maturity, at the option of each investor. In addition, however, the Outstanding Balance is automatically convertible into securities substantially similar to those we may issue in a Qualified Financing at an amount determined by multiplying the Outstanding Balance by 1.25, and dividing the resulting number by the price per share of securities offered in the Qualified Financing. Under certain circumstances, the holders of the 2014 Unit Notes may request payment in cash in lieu of automatic conversion into the securities of the Qualified Financing. We sold $50,000 of Units prior to March 31, 2014, which Units are reflected in the figures above.

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

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions									Aggregate Allocation of Proceeds Based on Relative Fair Value of:
Warrant Shares Issued	Market Price	Exercise Price	Term (Years)	Risk free Interest Rate	Volatility	Dividend Rate	Per Share Fair Value of Warrant	Aggregate Fair Value of Unit Warrants	Aggregate Proceeds of Unit Sales	Unit Stock	Unit Warrant	Unit Note
88,750	$10.86	$10.00	2.60	0.71%	75.80%	0.0%	$5.32	$471,800	$1,775,000	$529,000	$256,900	$989,100

Amendment of Notes and Warrants issued in 2013/2014 Unit Private Placement

As indicated in Note 7, Convertible Promissory Notes and Other Notes Payable, effective May 31, 2014, we entered into note and warrant amendment agreements with substantially all holders of 2013/2014 Unit Notes and 2013/2014 Unit Warrants to (i) modify certain terms of their 2013/2014 Unit Notes, including the maturity date and certain conversion features, to conform to the corresponding terms of the 2014 Unit Notes and (ii) to modify certain terms of the 2013/2014 Unit Warrants, including the exercise price and expiration date, to conform to the corresponding terms of the 2014 Unit Warrants. Holders of 2013/2014 Unit Notes having an aggregate initial face amount of $895,000 and warrants to purchase an aggregate of 93,250 restricted shares of our common stock agreed to the amendments.

We calculated the fair value of the modified 2013/2014 Unit Warrants immediately before and after the modifications and determined that the fair value of the warrants increased by an aggregate of $272,900, which we treated as a component of loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, with a corresponding credit to additional paid-in capital, an equity account. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$12.60	$12.60
Exercise price per share	$20.00	$10.00
Risk-free interest rate	0.44%	0.62%
Remaining contractual term in years	2.17	2.59
Volatility	75.6%	76.6%
Dividend rate	0.0%	0.0%

Fair Value per share	$3.73	$6.65

Issuance of Securities in Satisfaction of Technology License and Maintenance Fees and Patent Expenses

In April 2014, we entered into an agreement with Icahn School of Medicine at Mount Sinai (Icahn School) , one of our long-term stem cell technology licensors, pursuant to which we issued (i) a 10% promissory note in the face amount of $300,000 due on the earlier of December 31, 2014, or the completion of a qualified financing, as defined, (ii) 15,000 restricted shares of our common stock and (iii) a warrant exercisable through March 31, 2019 to purchase 15,000 restricted shares of our common stock at an exercise price of $10.00 per share to,Icahn School in satisfaction of $288,400 of stem cell technology license maintenance fees and reimbursable patent prosecution costs (the Agreement). Based on the short-duration of the note, its interest rate and other terms, we determined that the fair value of the note at the date of issuance was equal to its face value. We determined the fair value of stock to be $141,000, based on the $9.40 per share quoted market price of our common stock on the date of the agreement. We calculated the fair value of the warrant to be $5.95 per share, or $89,200, using the Black Scholes Option Pricing Model and the following assumptions: market price per share: $9.40; exercise price per share: $10.00; risk-free interest rate: 1.59%; contractual term: 5.0 years; volatility: 80.3%; expected dividend rate: 0%.  We recognized a loss on extinguishment of debt in the amount of $241,800 related to this settlement in the accompanying Statement of Operations and Comprehensive Loss. Under the terms of the Agreement, an additional $34,300 of license maintenance fees and reimbursable patent prosecution costs has been added to the principal amount of the promissory note through September 30, 2014.

Issuance of Common Stock to Consultant

In May 2014, we entered into a consulting agreement for strategic advisory and business development services pursuant to which we issued 10,000 restricted shares of our common stock as partial compensation for such professional services. We determined the fair value of stock to be $134,000, based on the $13.40 per share quoted market price of our common stock on the date of the agreement. The agreement also requires us to pay an aggregate of $70,000 between May 2014 and October 2014 as additional compensation for professional services rendered by the strategic consultant.

Autilion AG Securities Purchase Agreement

On April 8, 2013, we entered into the Securities Purchase Agreement with Autilion, a company organized and existing under the laws of Switzerland.  Under the terms of the Securities Purchase Agreement, Autilion remains contractually obligated to consummate the Autilion Financing and purchase an aggregate of 3.6 million restricted shares of our common stock at a purchase price of $10.00 per share for aggregate cash consideration of $36.0 million. Through our fiscal year ended March 31, 2014, Autilion had completed only a nominal initial closing under the Securities Purchase Agreement, in the amount of $25,000, and we had issued 2,500 restricted shares of our common stock. At September 30, 2014 and through the date of this report, Autilion has not completed a material closing of the Autilion Financing and, remains in default under the Securities Purchase Agreement. No assurances can be provided that Autilion will complete any material closing under the Securities Purchase Agreement.

Warrants Outstanding

Following the warrant issuances and modifications described above, at September 30, 2014, we had outstanding warrants to purchase shares of our restricted common stock at a weighted average exercise price of $15.74 per share as follows:

Exercise		Weighted Average	Shares Subject to
Price	Expiration	Years to	Purchase at
per Share	Date	Expiration	September 30, 2014

$10.00	12/31/2014 to 3/31/2019	2.67	487,368
$12.80	3/3/2023	8.42	147,000
$17.60	5/31/2015	0.67	772
$20.00	7/30/2016 to 9/30/2017	2.93	179,697
$25.00	12/31/2014 to 5/31/2015	0.30	2,515
$30.00	11/4/2014 to 3/4/2018	1.95	117,702
$40.00	9/15/2017	2.96	21,250
$50.00	5/31/2015	0.67	2,126
$52.50	1/31/2015	0.34	3,078
$60.00	2/13/2016	1.37	1,250

		3.49	962,758

Note 9.  Related Party Transactions

Between September and December 2013, one of our executive officers provided short-term cash advances aggregating $64,000 to meet our short-term working capital requirements. In lieu of our cash repayment of the advances, in December 2013, the officer elected to invest $50,000 in the 2013 Unit Private Placement.  Since March 31, 2014, we have repaid the remaining $3,600 balance of the advances and the $50,000 promissory note issued in connection with the officer’s investment in the 2013 Unit Private Placement and related accrued interest.

Cato Holding Company, doing business as Cato BioVentures (CBV), the parent of Cato Research Ltd. (CRL), is one of our largest institutional stockholders at September 30, 2014. In October 2012, we issued a 7.5% promissory note (CHC Note) and a warrant (CHC Warrant) to CHC in settlement of prior indebtedness. Total interest expense, including amortization of note discount, on the CHC Note was $7,500 and $8,000 in the three month periods ended September 30, 2014 and 2013, respectively, and $15,100 and $16,100 in the six month periods ended September 30, 2014 and 2013, respectively.

During fiscal year 2007, we entered into a contract research arrangement with CRL, a contract research organization, related to the development of AV-101, our prodrug candidate which has successfully completed Phase 1 clinical development, and subsequent other projects under which we incurred expenses of $7,500 in each of the three month periods ended September 30, 2014 and 2013 and $15,000 and $37,500 in the six month periods ended September 30, 2014 and 2013, respectively.

In October 2012, we issued to CRL (i) a 7.5% promissory note (CRL Note) as payment in full for all contract research and development services and regulatory advice (CRO Services) rendered by CRL to us through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a warrant (CRL Warrant). The CRL Note is payable solely by CRL's surrender from time to time of all or a portion of the principal and interest balance due on the CRL Note in connection with its concurrent exercise of the CRL Warrant. Total interest expense, including amortization of the note discount, on the CRL Note was $36,800 and $35,600 for the three month periods ended September 30, 2014 and 2013, respectively, and $73,600 and $71,500 for the six month periods ended September 30, 2014 and 2013, respectively.

Note 10.  Subsequent Events

2014 Unit Private Placement

From October 1, 2014 to November 17, 2014, we entered into additional securities purchase agreements with accredited investors pursuant to which we sold units to such accredited investors in private placement transactions consisting of (i) one-year 10% convertible 2014 Unit Notes in the aggregate face amount of $165,000; (ii) an aggregate of 8,250 shares of our restricted common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 8,250 restricted shares of our common stock at an exercise price of $10.00 per share. We received cash proceeds of $165,000 from the sales of the Units.

Note Receivable from sale of Common Stock

On October 2, 2014 we received a cash payment of $60,000 from the maker of the May 2011 note receivable issued to us to purchase shares of our common stock.  For strategic purposes, we have considered that payment to be in full satisfaction of the outstanding principal balance of the note, $192,900, and related accrued interest at September 30, 2014.

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

Business Overview

We are a clinical-stage biopharmaceutical company developing novel medicine to treat depression, cancer and diseases and disorders involving the central nervous system.

AV-101

Our initial product candidate is AV-101, an orally-available, non-sedating prodrug (precursor chemical compound) that is rapidly converted in vivo to its active metabolite, 7-chlorokynurenic acid (7-Cl-KYNA), a well-characterized, potent and selective blocker of the required glycine-B (GlyB) site of the N-methyl-D-aspartate receptors (NMDAR). However, 7-Cl-KYNA does not cross the blood-brain barrier, making it a poor drug candidate. AV-101, the prodrug of 7-C1-KYNA, readily gains access to the central nervous system (CNS) after oral administration and is converted to 7-Cl-KYNA by astrocytes that are preferentially activated at sites of neuronal injury or excitotoxic insult. AV-101 is a novel potential treatment for multiple diseases and disorders involving the CNS, including Major Depressive Disorder, epilepsy, neuropathic pain and neurodegenerative diseases such as Parkinson’s disease.

AV-101 for Depression

Depression is a global public health concern. The World Health Organization estimates that “depression is the leading cause of disability worldwide, and is a major contributor to the global burden of disease,” affecting 350 million people globally, including nearly 7% of adults in the United States.

Although antidepressant drugs are available, millions of depression patients are poorly served by current antidepressant therapies, many of which require several weeks before therapeutic benefits are achieved. In addition to the high percentage of depressed patients who are not effectively treated by current antidepressant drugs, the several week lag period in onset of action of traditional antidepressants is recognized as a major limitation, resulting in substantial morbidity and high risk of suicidal behavior, especially during the first two weeks after starting treatment. Therefore, safe, novel depression medicine with rapid onset of antidepressant effects could have a major impact on public health in the U.S. and worldwide.

In randomized, placebo-controlled, double-blind clinical trials conducted by Dr. Carlos Zarate and others at the National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), ketamine, a classic NMDAR channel blocker, produced robust and rapid antidepressant effects in treatment-resistant patients suffering with Major Depressive Disorder. However, the clinical utility of ketamine, which is administered intravenously, and other NMDAR channel blockers has been severely limited by their potential for abuse and dissociative side effects, including hallucinations and schizophrenia-like effects.

By regulating the NMDAR rather than blocking it, AV-101 has the potential to achieve the rapid-onset antidepressant effects of ketamine and many other classic NMDAR channel blockers, without causing their serious side effects.

On November 6, 2014, we signed a Letter of Intent to enter into a Cooperative Research and Development Agreement (CRADA) with the NIMH to collaborate on a NIMH-sponsored Phase 2 clinical study of AV-101 in Major Depressive Disorder. Dr. Carlos Zarate, Chief, Section on the Neurobiology and Treatment of Mood Disorders and Chief of the Experimental Therapeutics and Pathophysiology Branch at the NIMH, will be the Principal Investigator for our AV-101 Phase 2 depression study under the proposed CRADA. We anticipate both commencing and completing the study in 2015.

The NIH previously awarded us $8.8 million for our AV-101 preclinical and Phase 1 clinical development programs. In two randomized, double-bind, placebo-controlled Phase 1 safety studies, AV-101 was well tolerated and not associated with any severe adverse events. There were no signs of sedation, hallucinations or schizophrenia-like side effects often associated with ketamine and many of the NMDAR channel blockers.

Stem Cell Technology-based Drug Rescue

With mature, adult human heart cells and liver cells produced using our proprietary pluripotent stem cell technology, we have developed two customized human cellular bioassay systems, CardioSafe 3D and LiverSafe 3D, for predicting heart toxicity and liver toxicity of new drug candidates in vitro, long before they are ever tested in animals or humans. We use CardioSafe 3D and LiverSafe 3D to advance our internal drug rescue programs, which are focused on producing new, safer variants of drug candidates previously optimized and tested for efficacy by pharmaceutical companies but terminated before FDA approval due to heart or liver toxicity concerns. Our initial drug rescue programs are focused on novel therapies for cancer.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 25, 2014, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

Throughout our fiscal year ended March 31, 2014 and during the six months ended September 30, 2014, our scientific personnel have successfully expanded the drug rescue capabilities of our novel, customized bioassay systems, CardioSafe 3D™ and LiverSafe 3D™, and advanced our internal review and assessment in CardioSafe 3D of multiple prospective Drug Rescue Candidates. Additionally, as indicated previously, we have signed a letter of intent to collaborate on an NIMH-sponsored Phase 2 clinical study of AV-101 in Major Depressive Disorder.

Throughout fiscal 2014 and during the first half of fiscal 2015, our executive management has been significantly focused on providing sufficient operating capital to continue to advance our drug development and research objectives while meeting our continuing operational needs. In April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, an institutional investor organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 3.6 million restricted shares of our common stock at a purchase price of $10.00 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing).  To date, Autilion has not completed a material closing under the Securities Purchase Agreement and remains in default thereunder. As a result, no assurances can be given that Autilion will consummate any material closing under the Securities Purchase Agreement.

To meet our working capital needs for our current fiscal year as a result of Autilion’s continuing default under the Securities Purchase Agreement, between late-March 2014 and September 30, 2014, we entered into private placement subscription agreements with certain accredited investors, including Platinum, our largest institutional investor, pursuant to which we sold units (Units) consisting of: (i) 10% convertible notes maturing on March 31, 2015 in the aggregate principal amount of $1,775,000; (ii) an aggregate of 88,750 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 88,750 restricted shares of our common stock at an exercise price of $10.00 per share. We received cash proceeds of $1,775,000 from the sale of the Units. We have sold an additional $165,000 of Units in private placements to accredited investors between October 1, 2014 and November 17, 2014.  Further, to minimize our current cash requirements, as described in Note 7, Convertible Promissory Notes and Other Notes Payable, in the notes to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we entered into agreements with accredited investors holding $895,000 face value of convertible promissory notes issued in our 2013 Unit Private Placement to extend the maturity of such notes from July 31, 2014 to March 31, 2015, unless converted earlier pursuant to a qualified financing, as defined in the agreements.

Given our working capital constraints throughout fiscal 2014 and thereafter, we have attempted to minimize to the greatest extent possible cash commitments and expenditures for external research and development and general and administrative services, particularly during the later portion of our fiscal year ended March 31, 2014 and the six months ended September 30, 2014.

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013 (amounts in thousands).

	Three Months Ended September 30,
	2014	2013

Revenue	$-	$-
Operating expenses:
Research and development	558	669
General and administrative	556	546
Total operating expenses	1,114	1,215

Loss from operations	(1,114)	(1,215)

Interest expense (net)	(606)	(323)
Change in warrant liabilities	1,302	79
Loss on extinguishment of debt	(1,603)	-

Loss before income taxes	(2,021)	(1,459)
Income taxes	-	-

Net loss	$(2,021)	$(1,459)

Revenue

We reported no revenue for the quarters ended September 30, 2014 or 2013. We have successfully completed our Phase I development of AV-101, our novel, orally-available, non-sedating prodrug candidate for the treatment of depression, epilepsy, pain Parkinson’s disease. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed. On November 6, 2014, we signed a Letter of Intent to enter into a Cooperative Research and Development Agreement with the NIMH to collaborate on a NIMH-sponsored Phase 2 clinical study of AV-101 in Major Depressive Disorder. We presently have no other revenue generating arrangements.

Research and Development Expense

Research and development expense totaled $558,000 for the quarter ended September 30, 2014, a decrease of 17% compared to $669,000 for the quarter ended September 30, 2013.  The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2014	2013

Salaries and benefits	$222	$223
Stock-based compensation	101	92
UHN research under SRCA	-	84
Consulting services	38	-
Technology licenses and royalties	93	176
Project-related third-party research and supplies:
AV-101	8	8
All other including CardioSafe and LiverSafe	30	30
	38	38
Rent	55	45
Depreciation	11	11

Total Research and Development Expense	$558	$669

Research and development salaries and benefits are essentially even between the reported periods, reflecting stable headcount and pay rates.  To conserve cash resources, during both 2013 and 2014, our Chief Scientific Officer (CSO) has accepted a voluntary salary reduction to substantially less than his contractual pay rate.

The increase in non-cash stock based compensation between periods reflects the ratable amortization of new option grants made to scientific staff and consultants in October 2013 and March 2014 as well as amortization of a grant of warrants to our CSO in March 2014. The stock options are being amortized over their four-year vesting period, and certain warrants granted to the CSO are being amortized over a three-year vesting period, but are subject to certain vesting acceleration events.

Our sponsored research project budget under the collaboration agreement with Dr. Gordon Keller’s laboratory at UHN ended on September 30, 2013. We are currently in discussions with Dr. Keller and UHN regarding the scope of our 2014/2015 sponsored research projects and budget under the agreement, and we anticipate finalizing such project definitions and budgets in the near term.

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

General and Administrative Expense

General and administrative expense was $556,000 for the quarter ended September 30, 2014, a 2% increase from the $546,000 reported for the quarter ended September 30, 2013.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2014	2013

Salaries and benefits	$136	$189
Stock-based compensation	104	134
Consulting Services	28	39
Legal, accounting and other professional fees	133	20
Investor relations	34	30
Insurance	33	33
Travel and entertainment	27	3
Rent and utilities	39	35
Warrant modification expense	-	1
All other expenses	22	62

Total General and Administrative Expense	$556	$546

The decrease in administrative salaries and benefits expense reflects the impact of the voluntary resignations of two administrative employees in August 2013 and November 2013 who have not been replaced. Pay rates for administrative employees remained stable between the periods presented. To conserve cash resources, during both 2013 and 2014, our Chief Executive Officer (CEO) has accepted a voluntary salary reduction to substantially less than his contractual pay rate.

Stock compensation expense, which reflects the ratable amortization of non-cash stock-based compensation expense over the requisite service period of the grants, decreased moderately between periods. Amortization of stock-based compensation expense related to certain option grants made during 2009 and 2010 has ceased as the awards became fully-vested, partially offset by the amortization of expense related to option grants made in October 2013 and March 2014 and the impact of warrant grants made to the independent members of our Board of Directors and an officer in March 2014.

Consulting services primarily reflects fees paid or accrued for independent members of our Board of Directors.

The increase in legal, accounting and other professional fees primarily reflects the impact of (i) legal and other costs related to the 1:20 reverse split of our common stock in August 2014 and legal and filing fees for our private placement Unit financing offerings; (ii) the timing of recording the cost of the annual audit of our financial statements; and (iii) costs related to temporary employee fees for part-time administrative services.

Outsourced investor relations service expenses are essentially flat between periods.

The increase in travel expenses reflects costs associated with investor presentations in connection with our prospective registered public offering of our securities.

The 2014 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013.

Warrant modification expense reflects the impact of a program of strategic reductions in certain warrant exercise prices as an incentive for the exercise of such warrants that we conducted between June 2013 and July 2013, and from which we used the proceeds of the warrant exercises as a source of short-term working capital.

The decrease in other expenses relates to one-time relocation costs incurred in connection with our relocation to expanded facilities in late-July 2013.

Interest and Other Expenses, Net

Interest expense, net totaled $606,000 for the quarter ended September 30, 2014, an 88% increase compared to the $323,000 reported for the quarter ended September 30, 2013. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):
	Three Months Ended September 30,
	2014	2013

Interest expense on promissory notes	$308	$242
Amortization of discount on promissory notes	317	108
Other interest expense, including on capital leases and premium financing	3	3
	628	353
Effect of foreign currency fluctuations on notes payable	(20)	(27)
Interest Income	(2)	(3)

Interest Expense, net	$606	$323

The increase in interest expense between the periods is primarily attributable to the accrued interest recorded for the issuances between August 2013 and September 2014 of an aggregate of approximately $2.6 million of 10% convertible promissory notes pursuant to the 2013 Unit Private Placement and the 2014 Unit Private Placement. As a result of the significant inception-date discounts recorded in connection with the Unit Notes and the relatively short period between issuance and maturity over which the discount must be amortized, discount amortization increased by approximately $209,000 between the periods shown in the preceding table.

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013. We also issued a similar senior secured promissory note and related warrant to Platinum in July 2013. Upon Platinum’s exchange of the shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. During the quarter ended September 30, 2014 we recognized non-cash income of $1,301,800 related to the net decrease in the estimated fair value of these non-cash liabilities since June 30, 2014, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants. During the quarter ended September 30, 2013, we recognized non-cash income of $78,600 related to the net decrease in the estimated fair value of the warrant liabilities since June 30, 2013, which again resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

As described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, in July 2014, we entered into an agreement with Platinum, as further amended in September 2014, pursuant to which Platinum agreed to convert into our unregistered equity securities all Senior Notes and accrued but unpaid interest thereon held by Platinum upon our consummation prior to October 31, 2014 (Closing Date) of either (i) a Private Financing or a Public Offering, each as defined in the agreement. We expect to further amend the agreement to extend the Closing Date until November 30, 2014. Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our common stock equal to the Outstanding Balance on the Closing Date, divided by $10.00 per share. Upon consummation of a Public Offering, the Senior Notes will convert into shares of newly created Series B Convertible Preferred Stock with an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date. Prior to the agreement, the Senior Notes were convertible, at Platinum’s option, at any time prior to maturity at a conversion price of $10.00 per share. The modification of the conversion feature in the Senior Notes resulted in an extinguishment of the debt for accounting purposes. Accordingly, since the fair value of the amended Senior Notes substantially exceeded the carrying amount of the original notes, we recognized a non-cash loss on the extinguishment of debt in the aggregate amount of $1,603,400 attributable to the amendment.

Comparison of Six Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended September 30, 2014 and 2013 (amounts in thousands).

	Six Months Ended September 30,
	2014	2013

Revenue	$-	$-
Operating expenses:
Research and development	1,032	1,365
General and administrative	1,353	1,150
Total operating expenses	2,385	2,515

Loss from operations	(2,385)	(2,515)

Interest expense (net)	(1,391)	(640)
Change in warrant liabilities	(425)	1,884
Loss on extinguishment of debt	(2,371)	-

Loss before income taxes	(6,572)	(1,271)
Income taxes	(2)	(3)

Net loss	$(6,574)	$(1,274)

Revenue

We reported no revenue for the six months ended September 30, 2014 or 2013. We have successfully completed our Phase I development of AV-101, our novel, orally-available, non-sedating prodrug candidate for the treatment of depression, epilepsy, pain Parkinson’s disease. Our NIH grant related to AV-101 expired in its normal course on June 30, 2012 and has not been extended or renewed. On November 6, 2014, we signed a Letter of Intent to enter into a Cooperative Research and Development Agreement with the NIMH to collaborate on a NIMH-sponsored Phase 2 clinical study of AV-101 in Major Depressive Disorder. We presently have no other revenue generating arrangements.

Research and Development Expense

Research and development expense totaled $1,032,000 for the six months ended September 30, 2014, a decrease of 24% compared to $1,365,000 for the six months ended September 30, 2013.  The following table indicates the primary components of research and development for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2014	2013

Salaries and benefits	$450	$456
Stock-based compensation	199	180
UHN research under SRCA	-	160
Consulting services	62	-
Technology licenses and royalties	134	336
Project-related third-party research and supplies:
AV-101	16	38
All other including CardioSafe and LiverSafe	38	98
	54	136
Rent	110	75
Depreciation	22	22

Total Research and Development Expense	$1,031	$1,365

Research and development salaries and benefits are essentially even between the periods, reflecting stable headcount and pay rates between periods.  To conserve cash resources, during both 2013 and 2014, our Chief Scientific Officer (CSO) has accepted a voluntary salary reduction to substantially less than his contractual pay rate.

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

Our sponsored research project budget under the collaboration agreement with Dr. Gordon Keller’s laboratory at UHN ended on September 30, 2013. We are currently in discussions with Dr. Keller and UHN regarding the scope of our 2014/2015 sponsored research projects and budget under the agreement, and we anticipate finalizing such project definitions and budgets in the near term.

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

General and Administrative Expense

General and administrative expense was $1,353,000 for the six months ended September 30, 2014, an increase of 18% compared with $1,150,000 for the six months ended September 30, 2013.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2014	2013

Salaries and benefits	$276	$398
Stock-based compensation	210	244
Consulting Services	56	63
Legal, accounting and other professional fees	506	201
Investor relations	64	60
Insurance	71	64
Travel and entertainment	42	16
Rent and utilities	78	58
Warrant modification expense	-	(33)
All other expenses	50	79

Total General and Administrative Expense	$1,353	$1,150

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

Stock compensation expense which reflects the ratable amortization of non-cash stock-based compensation expense over the requisite service period of the grants, decreased moderately. Amortization of stock-based compensation expense related to certain option grants made during 2009 and 2010 has ceased as the awards became fully-vested, partially offset by the amortization of expense related to option grants made in October 2013 and March 2014 and the impact of warrant grants made to the independent members of our Board of Directors and an officer in March 2014.

Consulting services primarily reflects fees paid or accrued for independent members of our Board of Directors.

The increase in legal, accounting and other professional fees primarily reflects the impact of (i) a consulting agreement for strategic advisory and business development services pursuant to which we issued 10,000 restricted shares of our common stock valued at $134,000 and have paid or accrued $70,000 as compensation for such professional services through September 2014; (ii) legal and other costs related to the 1:20 reverse split of our common stock in August 2014 and legal and filing fees for our private placement Unit financing offerings; and (iii) costs related to temporary employee fees for part-time administrative services.

Outsourced investor relations service expenses are essentially flat between periods. Travel expenses related to roadshow meetings with potential investors in our prospective registered public offering account for the increase compared to 2013.

The 2014 increase in rent and utilities reflects increased costs related to our relocation to expanded facilities in late-July 2013.

Warrant modification expense reflects the impact of a program of strategic reductions in certain warrant exercise prices as an incentive for the exercise of such warrants that we conducted during June 2013 and July 2013, and from which we used the proceeds of the warrant exercises as a source of short-term working capital.

The decrease in other expenses relates to one-time relocation costs incurred in connection with our relocation to expanded facilities in late-July 2013.

Interest and Other Expenses, Net

Interest expense, net totaled $1,391,000 for the six months ended September 30, 2014, an increase of 117% compared to the $640,000 reported for the six months ended September 30, 2013. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2014	2013

Interest expense on promissory notes	$592	$447
Amortization of discount on promissory notes	799	202
Other interest expense, including on capital leases and premium financing	5	5
	1,396	654
Effect of foreign currency fluctuations on notes payable	-	(9)
Interest Income	(5)	(5)

Interest Expense, net	$1,391	$640

The increase in interest expense between the periods is primarily attributable to the accrued interest recorded for the issuances between August 2013 and September 2014 of an aggregate of approximately $2.6 million of 10% convertible promissory notes pursuant to the 2013 Unit Private Placement and the 2014 Unit Private Placement. Primarily as a result of the significant inception-date discounts recorded in connection with the Unit Notes and the relatively short period between issuance and maturity over which the discount must be amortized, discount amortization increased by $597,000 between the periods shown in the preceding table.

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants in October 2012, February 2013 and March 2013. We also issued a similar senior secured promissory note and related warrant to Platinum in July 2013. Upon Platinum’s exchange of the shares of our Series A preferred stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a non-cash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. During the six months ended September 30, 2014 we recognized non-cash expense of $425,400 related to the net increase in the estimated fair value of these non-cash liabilities since March 31, 2014, which resulted primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants. During the six months ended September 30, 2013, we recognized non-cash income of $1,883,500 related to the net decrease in the estimated fair value of the warrant liabilities since March 31, 2013, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

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

As described more completely in Note 7, Convertible Promissory Notes and Other Notes Payable, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, in July 2014, we entered into an agreement with Platinum, as further amended in September 2014, pursuant to which Platinum agreed to convert into our unregistered equity securities all Senior Notes and accrued but unpaid interest thereon held by Platinum upon our consummation prior to October 31, 2014 (Closing Date) of either (i) a Private Financing or a Public Offering, each as defined in the agreement. We expect to further amend the agreement to extend the Closing Date until November 30, 2014. Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our common stock equal to the Outstanding Balance on the Closing Date, divided by $10.00 per share. Upon consummation of a Public Offering, the Senior Notes will convert into shares of newly created Series B Convertible Preferred Stock with an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date. Prior to the agreement, the Senior Notes were convertible, at Platinum’s option, at any time prior to maturity at a conversion price of $10.00 per share. The modification of the conversion feature in the Senior Notes resulted in an extinguishment of the debt for accounting purposes. Accordingly, since the fair value of the amended Senior Notes substantially exceeded the carrying amount of the original notes, we recognized a non-cash loss on the extinguishment of debt in the aggregate amount of $1,603,400 attributable to the amendment.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2014, we have financed our operations and technology acquisitions primarily through the issuance and sale of equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $27.7 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $13.0 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. At September 30, 2014, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations, including expected cash expenditures of approximately $7.5 million through the next twelve months.  In April 2013, we entered into a Securities Purchase Agreement (as amended, Securities Purchase Agreement) with Autilion AG, a company organized and existing under the laws of Switzerland (Autilion), under which Autilion remains contractually obligated to purchase an aggregate of 3.6 million restricted shares of our common stock at a purchase price of $10.00 per share for aggregate cash proceeds to us of $36.0 million (Autilion Financing or Private Financing).  To date, Autilion has completed only a nominal closing under the Securities Purchase Agreement. Autilion is currently in default under the Securities Purchase Agreement, and no assurances can be provided that Autilion will complete an additional closing under the Securities Purchase Agreement. In the event that Autilion does not complete a material portion of the Autilion Financing pursuant to the Securities Purchase Agreement in the near term, we will need to obtain approximately $7.5 million from alternative financing sources to execute our business plan over the next 12 months. We have filed a Registration Statement on Form S-1 with the SEC (File No. 333-195901) (Registration Statement) to register up to 1.5 million shares of our common stock, and warrants to purchase up to 1.5 million shares of our common stock, in a public offering (Public Offering). The Registration Statement has been declared effective by the SEC, however we have not yet sold any of our securities pursuant to the Registration Statement. No assurances can be provided that we will complete the Public Offering in the near term, on acceptable terms, or at all. In the remainder of this discussion the Private Financing and Public Offering are referred to as a Qualified Financing.

To continue to meet our cash needs and fund our working capital requirements after September 30, 2014 and prior to the completion of a Qualified Financing, through November 17, 2014, we entered into securities purchase agreements with accredited investors and institutions pursuant to which we sold to such accredited investors in private placement transactions units, for aggregate proceeds of $165,000, consisting of: (i) 10% subordinate convertible promissory notes in the aggregate face amount of $165,000 maturing on March 31, 2015; (ii) an aggregate of 8,250 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 8,250 restricted shares of our common stock at an exercise price of $10.00 per share.

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

Further, in July 2014 and as subsequently amended in September 2014, we entered into an Amended and Restated Note Conversion Agreement and Warrant Amendment with Platinum,, wherein Platinum has agreed to convert into our unregistered equity securities all Senior Secured Convertible Promissory Notes (Senior Notes) currently held by Platinum, in the aggregate amount of approximately $4.2 million at September 30, 2014, including accrued but unpaid interest thereon (Outstanding Balance), upon our consummation on or before October 31, 2014 (Closing Date), of either (i) the Private Financing or (ii) a Public Offering that results in gross proceeds to us of at least $10.0 million or more. We expect to further amend the agreement to extend the Closing Date until November 30, 2014. Upon consummation of a Private Financing, the Senior Notes will convert into that number of unregistered shares of our Common Stock equal to the Outstanding Balance on the Closing Date, divided by $10.00 per share. In the event the Public Offering results in gross proceeds to us of at least $10 million, the Senior Notes will convert into shares of Series B Convertible Preferred Stock with an aggregate liquidation preference equal to the Outstanding Balance on the Closing Date. Eliminating the necessity to repay in cash the Senior Notes otherwise maturing between October 2015 and July 2016 significantly improves our liquidity and reduces our intermediate-term cash requirements.

In the event the Autilion Financing is completed in an amount exceeding $13.0 million, and we issue over 1.3 million shares of our restricted common stock in connection with such funding, Autilion will control in excess of 50% of our issued and outstanding common stock, resulting in a change in control of the Company. The issuance of 1.5 million shares of our common stock in our proposed Public Offering pursuant to the Registration Statement may also result in a change in control of the Company, although we do not anticipate that a single investor would control all of the shares issued in connection with the Public Offering. In the event that either a Private Financing or Public Offering is consummated, our existing stockholders will experience significant dilution.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(1,533)	$(1,316)
Net cash used in investing activities	-	(34)
Net cash provided by financing activities	1,533	718

Net decrease in cash and cash equivalents	-	(632)
Cash and cash equivalents at beginning of period	-	638

Cash and cash equivalents at end of period	$-	$6

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings nor do we know of any legal proceedings which are threatened or contemplated that would have a material adverse impact on our financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units in 2014 Unit Private Placement

Between August 20, 2014 and November 17, 2014, we entered into private placement subscription agreements with accredited investors pursuant to which we sold to such investors 2014 Units, as described more completely in Note 8, Capital Stock, in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, consisting of (i) 2014 Unit Notes in the aggregate face amount of $315,000; (ii) an aggregate of 15,750 shares of 2014 Unit Stock; and (iii) 2014 Unit Warrants to purchase an aggregate of 15,750 restricted shares of our common stock at an exercise price of $10.00 per share. We received cash proceeds of $315,000 from the sales of these 2014 Units, which we expect to use for general corporate purposes.  The 2014 Units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit Number	Description
3.5	Certificate of Change of VistaGen Therapeutics, Inc., dated August 11, 2014 and incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2014.

10.110
Amendment No. 1 to Amended and Restated Note Conversion Agreement and Warrant Amendment, by and between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLC, dated September 2, 2014 and incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 4, 2014.

10.111
Amendment No. 2 to Amended and Restated Note Conversion Agreement and Warrant Amendment, by and between VistaGen Therapeutics, Inc. and Platinum Long Term Growth VII, LLC, dated September 30, 2014 and incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2014.

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

VISTAGEN THERAPEUTICS, INC. /s/ Shawn K. Singh Shawn K. Singh, J.D. Chief Executive Officer (Principal Executive Officer)
/s/ Jerrold D. Dotson
Jerrold D. Dotson
Dated: November 19, 2014	Chief Financial Officer (Principal Financial and Accounting Officer