Form 10-Q
period 2015-09-30
VistaGen Therapeutics, Inc.
filed 2015-11-16
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of November 13, 2015, 1,748,399 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)
	September 30,	March 31,
	2015	2015
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$694,000	$70,000
Prepaid expenses and other current assets	1,103,400	35,700
Total current assets	1,797,400	105,700
Property and equipment, net	88,200	117,100
Security deposits and other assets	46,900	46,900
Total assets	$1,932,500	$269,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,110,300	$2,251,100
Accrued expenses	1,130,900	1,206,500
Current maturities of senior secured convertible promissory notes and accrued interest	-	4,146,100
Current portion of notes payable, net of discount of $0 at September 30, 2015 and $474,500 at March 31, 2015, and accrued interest	106,400	4,117,000
Current portion of notes payable to related parties, net of discount of $0 at September 30, 2015 and $54,500 at March 31, 2015, and accrued interest	-	1,508,800
Convertible promissory notes and accrued interest, net of discount of $0 at September 30, 2015 and $180,000 at March 31, 2015, respectively	-	4,157,600
Capital lease obligations	1,100	1,000
Total current liabilities	2,348,700	17,388,100

Non-current liabilities:
Senior secured convertible promissory notes and accrued interest	-	296,200
Notes payable	31,400	35,600
Warrant liability	-	3,008,500
Accrued dividends on Series B Preferred Stock	805,300	-
Deferred rent liability	71,400	83,000
Capital lease obligations	600	1,100
Total non-current liabilities	908,700	3,424,400
Total liabilities	3,257,400	20,812,500

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2015 and March 31, 2015:
Series A Preferred, 500,000 shares authorized and outstanding at September 30, 2015 and March 31, 2015	500	500
Series B Preferred, 4,000,000 shares and no shares authorized at September 30, 2015 and March 31, 2015, respectively; 3,426,523 shares and no shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	3,400	-
Common stock, $0.001 par value; 30,000,000 shares and 10,000,000 shares authorized at September 30, 2015 and March 31, 2015, respectively; 1,868,808 shares and 1,677,110 shares issued at September 30, 2015 and March 31, 2015 respectively	1,900	1,700
Additional paid-in capital	123,732,300	67,945,800
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2015 and March 31, 2015, respectively	(3,968,100)	(3,968,100)
Accumulated deficit	(121,094,900)	(84,522,700)
Total stockholders’ deficit	(1,324,900)	(20,542,800)
Total liabilities and stockholders’ deficit	$1,932,500	$269,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	1,656,100	557,600	$2,028,700	$1,031,200
General and administrative	3,730,500	556,100	5,179,000	1,353,300
Total operating expenses	5,386,600	1,113,700	7,207,700	2,384,500
Loss from operations	(5,386,600)	(1,113,700)	(7,207,700)	(2,384,500)
Other expenses, net:
Interest expense, net	(12,200)	(605,600)	(767,300)	(1,390,500)
Change in warrant liability	-	1,301,800	(1,894,700)	(425,400)
Loss on extinguishment of debt	(1,649,300)	(1,603,400)	(26,700,200)	(2,371,400)
Loss before income taxes	(7,048,100)	(2,020,900)	(36,569,900)	(6,571,800)
Income taxes	-	-	(2,300)	(2,400)

Net loss and comprehensive loss	$(7,048,100)	$(2,020,900)	$(36,572,200)	$(6,574,200)
Accrued dividends on Series B Preferred stock	(614,700)	-	(828,000)	-
Deemed dividend on Series B Preferred Units	(886,900)	-	(1,143,100)	-

Net loss attributable to common stockholders	$(8,549,700)	$(2,020,900)	$(38,543,300)	$(6,574,200)

Basic net loss attributable to common stockholders per common share	$(5.26)	$(1.58)	$(24.21)	$(5.24)

Diluted net loss attributable to common stockholders per common share	$(5.26)	$(1.90)	$(24.21)	$(5.24)

Weighted average shares used in computing:
Basic net loss attributable to common stockholders per common share	1,624,371	1,279,251	1,592,104	1,254,506

Diluted net loss attributable to common stockholders per common share	1,624,371	1,299,099	1,592,104	1,254,506

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,572,200)	$(6,574,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,900	26,200
Amortization of discounts on convertible and promissory notes	564,800	799,000
Change in warrant liability	1,894,700	425,400
Stock-based compensation	3,769,900	408,400
Expense related to modification of warrants	122,300	-
Non-cash rent expense	(11,600)	(5,000)
Interest income on note receivable for stock purchase	-	1,700
Fair value of common stock granted for services	500,000	134,000
Fair value of Series B Preferred stock granted for services	707,500	-
Fair value of warrants granted for services and interest	-	29,900
Foreign currency transaction gain	(6,300)	(200)
Loss on extinguishment of debt	26,700,200	2,371,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,200	(52,100)
Accounts payable and accrued expenses, including accrued interest	(51,900)	902,100
Net cash used in operating activities	(2,329,500)	(1,533,400)

Cash flows from investing activities:
Purchases of equipment, net	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	280,000	1,730,200
Net proceeds from issuance of Series B Preferred Units	2,722,800	-
Repayment of capital lease obligations	(500)	(3,500)
Repayment of notes	(48,800)	(193,300)
Net cash provided by financing activities	2,953,500	1,533,400
Net increase in cash and cash equivalents	624,000	-
Cash and cash equivalents at beginning of period	70,000	-
Cash and cash equivalents at end of period	$694,000	$-

Supplemental disclosure of noncash activities:
Senior Secured Notes, 2014 Unit Notes, other promissory notes and related accrued interest, and accounts payable, including conversion premiums, converted into Series B Preferred stock	$18,891,400	$-

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics, Inc.,  (OTCQB: VSTA), a Nevada corporation, is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative product candidates for patients with depression, cancer, other diseases involving the central nervous system (CNS), as well as certain neurodegenerative diseases. Our principal executive offices are located at 343 Allerton Avenue, South San Francisco, California 94080, and our telephone number is (650) 577-3600. Our website address is www.vistagen.com. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation.

AV-101, our new generation, orally available prodrug candidate is in Phase 2 development, initially for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants. AV-101’s novel mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all antidepressants currently approved by the U.S. Food and Drug Administration (FDA).  A Phase 2A clinical study of AV-101 in subjects with treatment-resistant MDD is being conducted and funded by the National Institutes of Mental Health (NIMH) under a Cooperative Research and Development Agreement (CRADA).  The Principal Investigator of this NIMH-funded Phase 2A study, which was initiated in October 2015, is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders.

Beyond MDD, we believe that AV-101 has therapeutic potential in additional CNS indications, including neuropathic pain and epilepsy, and in neurodegenerative diseases such as Parkinson’s disease and Huntington’s disease.

In addition to our focus on CNS and neurology, we are applying our proprietary, human pluripotent stem cell (hPSC) technology for drug rescue to develop proprietary new chemical entities (NCEs) for our internal drug candidate pipeline. Initial drug rescue programs are focused on NCEs for the treatment of cancer.

We are also considering regenerative medicine applications of our stem cell technology platform. Using hPSC-derived blood, cartilage, heart and liver cells in collaborative arrangements with academic research partners, including our co-founder and the Chairman of our Scientific Advisory Board, Gordon Keller, Ph.D., the Director of the University Health Network's McEwen Centre for the Regenerative Medicine in Toronto, we may pursue development of novel in vitro human disease models with produce for our pipeline NCEs and biologics with regenerative potential and nonclinical proof of concept studies focused on cell therapy.

AV-101 and Major Depressive Disorder

Background

The World Health Organization estimates that 350 million people worldwide are affected by depression. According to the U.S. National Institutes of Health (NIH), major depression is one of the most common mental disorders in the U.S. In 2013, the NIMH estimated that 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults. According to the U.S. Centers for Disease Control and Prevention (CDC), one in 10 Americans take an antidepressant medication.

Unfortunately, millions of depression sufferers do not benefit from initial treatment with standard antidepressants, which generally consists of a selective serotonin reuptake inhibitor (SSRI) or serotonin-norepinephrine reuptake inhibitor (SNRI). Moreover, even when they do relieve depressive symptoms and induce remission of a major depressive episode, SSRIs and SNRIs take many weeks to achieve therapeutic benefits because of their mechanism of action. During the multiple-weeks to months before onset of therapeutic benefits, side effects of SSRIs and SNRIs, including anxiety, metabolic syndrome, sleep disturbance, sexual dysfunction and suicidal thoughts and behaviors, may be considerable. Unfortunately, even after as many as four different treatment cycles, millions of patients suffering with MDD (over 30% of drug-related MDD patients) do not achieve an adequate therapeutic response to standard antidepressant therapies.

AV-101

AV-101, our orally available prodrug candidate, is in Phase 2 clinical development, initially for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressant therapies. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment, which responses were equivalent to responses seen with a control single sub-anesthetic dose of ketamine (an FDA-approved anesthetic administered intravenously by clinicians off-label to treat MDD patients who have not responded adequately to standard antidepressant therapies).  In the same preclinical studies, fluoxetine (Prozac), an SSRI, did not induce rapid onset antidepressant-like responses.

Following two successful randomized, double-blind, placebo-controlled Phase 1A and Phase 1B safety studies funded by the NIH, we are now collaborating with the NIMH on a Phase 2A efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. This NIMH-funded Phase 2A study, began in October 2015, and is expected to enroll up to 28 patients. Dr. Carlos Zarate, Jr., Chief of the NIMH's Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is the Principal Investigator of the study.

Preclinical studies also support the hypothesis that AV-101 has the potential to treat several additional CNS disorders, including chronic neuropathic pain, epilepsy and neurodegenerative diseases, such as Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR may have therapeutic benefit.

NCE Drug Rescue

Our drug rescue strategy involves using CardioSafe 3D, our customized in vitro bioassay system, to predict potential human heart toxicity of NCEs, long before they are ever tested in animal and human studies.  Our drug rescue programs are focused on recapturing value from substantial prior investments by pharmaceutical companies and others related to screening large-scale compound libraries, optimizing and testing for efficacy NCEs that were terminated before FDA approval due to heart toxicity risks and are now amendable to drug rescue and available in the public domain.

CardioSafe 3D™ includes our human pluripotent stem cell (hPSC)-derived human heart cells.  Due to the high purity and functionality of our hPSC-derived heart cells, we believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay, which is currently the only in vitro cardiac safety assay required by FDA guidelines. CardioSafe 3D offers a new paradigm for evaluating and predicting potential human heart toxicity of NCEs early in the development process, long before costly, high risk animal studies and human clinical trials. Combining our stem cell biology expertise, the clinically predictive power of CardioSafe 3D, and contract medicinal chemistry, our drug rescue programs are focused on producing and developing safe and effective proprietary NCEs for our drug candidate pipeline.

Regenerative Medicine

We believe that stem cell technology-based regenerative medicine has the potential to transform the U.S. healthcare system over the next two decades by altering the fundamental mechanisms of disease, and helping to slow rapidly rising healthcare costs. Using hPSC-derived blood, bone, cartilage, heart, and liver cells, our current interests in the regenerative medicine arena include developing novel human disease models for discovery of small molecule drugs and biologics that activate the endogenous growth and healing processes (enabling the body to repair tissue damage caused by certain degenerative diseases) and, through collaborative nonclinical proof of concept studies with academic research partners, exploring potential regenerative cell therapy applications.

Subsidiaries and Stock Consolidation

VistaGen Therapeutics, Inc., a California corporation (VistaGen California), is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

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

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2015 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the six months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2016 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2015 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2015.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As an entity having not yet achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $121.1 million accumulated from inception through September 30, 2015. We expect losses and negative cash flows from operations to continue for the foreseeable future as we continue to develop AV-101 for Major Depressive Disorder and other CNS indications, and engage in drug rescue, drug development and exploratory regenerative medicine programs.

Since our inception in May 1998 through September 30, 2015, we have financed our operations through (1) the issuance and sale of our common stock, preferred stock, warrants for common stock, and promissory notes for aggregate cash proceeds of approximately $32.2 million; (2) issuance of common stock and preferred stock with an approximate value at issuance of $28.7 million as consideration for, among other things, technology license fees and patent prosecution, sponsored research, contract research, drug development, drug manufacturing, U.S. and foreign regulatory services, as well as legal, corporate development and financial advisory services; and (3) receipt of aggregate non-dilutive cash proceeds of approximately $16.4 million from government research and development grant awards and strategic collaboration transactions.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, in May 2015, we created our Series B 10% Convertible Preferred Stock (Series B Preferred). Between March 31, 2015 and September 30, 2015, we extinguished the outstanding balances of approximately $17.2 million of indebtedness, including promissory notes, other debt obligations and certain adjustments thereto that were either due and payable or would have otherwise become due and payable prior to March 31, 2016, through conversion of such indebtedness into our Series B Preferred and, with respect to a portion of the indebtedness converted, warrants to purchase our common stock. More specifically, we converted the outstanding balances of (i) all Senior Secured Convertible Promissory Notes originally issued to Platinum Long Term Growth VII, LLC (Platinum), (ii) all 2014 Unit Notes outstanding at March 31, 2015 and those issued subsequently, and (iii) other outstanding promissory notes, including promissory notes issued to Cato Research Ltd., Cato Holding Company, Morrison & Foerster (Note A and Note B), McCarthy Tetrault, Burr Pilger & Mayer, University Health Network (Toronto), the Icahn School of Medicine at Mount Sinai, National Jewish Health and others, through the issuance of an aggregate of 2,618,917 shares of our Series B Preferred. Additionally, through September 30, 2015, we issued in self-placed private placement transactions with Platinum and other accredited investors, Series B Preferred Units consisting of an aggregate of 388,978 unregistered shares of Series B Preferred and five-year warrants to purchase 388,978 shares of our common stock, and we received cash proceeds of $2,722,800 therefrom. See Note 10, Subsequent Events, regarding disclosure of additional self-placed private placement sales of Series B Preferred Units after September 30, 2015.

At September 30, 2015, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations over the next twelve months, including expected cash expenditures of approximately $6.0 million. However, as described in greater detail in Note 8, Capital Stock, on August 3, 2015, we entered into an agreement with Platinum pursuant to which Platinum agreed to purchase an additional $3.0 million of our Series B Preferred and Series B Warrants between August 15, 2015 and October 15, 2015 (August 2015 Platinum Agreement).  At September 30, 2015, Platinum had purchased an additional $500,000 of Series B Preferred and Series B Warrants under the August 2015 Platinum Agreement. We believe that the August 2015 Platinum Agreement and our participation in potential strategic collaborations, including potential transactions involving AV-101 such as our February 2015 CRADA with the NIMH providing for a Phase 2A study of AV-101 in treatment-resistant MDD patients funded by the NIH, may provide resources to support a portion of our future cash needs and working capital requirements, however, no assurances can be provided.  When and as necessary, we have and will continue to seek to raise sufficient financing through conversion, exchange, issuance, and sale of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of strategic opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, our stem cell technology platform, including drug rescue and exploratory research and development efforts related to regenerative medicine, and the success of such programs, the availability of, and our ability to obtain, government grant awards and our ability to enter into strategic collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and potential drug rescue and regenerative medicine applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including salaries and benefits, and costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

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

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to share-based compensation, and assumptions that have been used to value warrants, warrant modifications, warrant liabilities.  We do not currently have, nor have we had during the periods covered by this report, any arrangements requiring the recognition of revenue.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with development of AV-101, now in Phase 2 clinical development, initially for Major Depressive Disorder, internal and sponsored third-party stem cell technology research and development costs, and costs related to the filing, maintenance and prosecution of patents and patent applications related to AV-101 and our stem cell technology platform. All such costs are charged to expense as incurred.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees or consultants based on the grant date fair value of the award.  Non-cash, stock-based compensation expense is recognized over the period during which the employee or consultant is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have no awards with market or performance conditions.  For equity awards to non-employees, we re-measure the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development expense:
Stock option grants	$31,900	$64,600	$47,400	$126,100
Warrants granted to officer in March 2014 and March 2013	2,900	36,300	5,700	72,600
Warrants granted to officer in September 2015	852,200	-	852,200	-

	887,000	100,900	905,300	198,700

General and administrative expense:
Stock option grants	9,100	33,300	16,100	68,100
Warrants granted to officers and directors in March 2014 and March 2013	3,900	70,800	7,800	141,600
Warrants granted to officers, directors and consultants in September 2015	2,840,700	-	2,840,700	-

	2,853,700	104,100	2,864,600	209,700

	$3,740,700	$205,000	$3,769,900	$408,400

During September 2015, we granted options to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $9.25 per share to our non-officer employees and certain consultants. We did not grant stock options to any of our employees or consultants during the six months ended September 30, 2014. At September 30, 2015, there were stock options outstanding to purchase 296,738 shares of our common stock at a weighted average exercise price of $9.83 per share. During September 2015, we also granted immediately vested warrants to purchase an aggregate of 650,000 shares of our common stock to our executive officers, independent members of our Board of Directors and certain consultants. We valued the warrants and options granted in September 2015 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Warrants	Employee Options	Non-employee Options
Market price per share at grant date	$9.11	$9.11	$9.11
Exercise price per share	$9.25	$9.25	$9.25
Risk-free interest rate	1.52%	2.02%	2.20%
Contractual or estimated term in years	5.00	6.25	10.00
Volatility	77.19%	79.48%	103.42%
Dividend rate	0.0%	0.0%	0.0%
Shares	650,000	60,000	30,000

Fair Value per share	$5.68	$6.35	$8.27

Warrant Liability

Between October 2012 and July 2013, we issued to Platinum warrants to purchase a 176,129 unregistered shares of our common stock and, subject to Platinum’s exercise of its rights to exchange shares of our Series A Preferred Stock that it holds, we are obligated to issue to Platinum an additional warrant to purchase 375,000 unregistered shares of common stock (collectively, the Platinum Warrants). As originally issued, the Platinum Warrants contained an exercise price adjustment feature that would reduce the exercise price of the warrants and increase the number of shares of our common stock eligible for Platinum’s purchase thereunder in the event we subsequently issued equity instruments at a price lower than the exercise price of the Platinum Warrants. Prior to their amendment in May 2015, as described below, we accounted for the Platinum Warrants as non-cash liabilities and estimated their fair value at the end of each financial reporting period and recorded the change in the fair value as non-cash expense or non-cash income. The key component in determining the fair value of the Platinum Warrants and the related liability was the market price of our common stock, which is subject to significant fluctuation and is not under our control. The resulting change in the fair value of the warrant liability on our net income or loss was therefore also subject to significant fluctuation. Assuming all other fair value inputs remained generally constant, we generally recorded an increase in the warrant liability and non-cash losses when our stock price increased and a decrease in the warrant liability and non-cash gains when our stock price decreased.

As described more completely in Note 8, Capital Stock, on May 12, 2015, we entered into an agreement with Platinum pursuant to which Platinum agreed, among other things, to amend the Platinum Warrants to fix the exercise price thereof, eliminate the exercise price reset and cashless exercise features and fix the number of shares of our common stock issuable thereunder.  This agreement and the related modifications to the Platinum Warrants resulted in the complete elimination of the warrant liability with respect to the Platinum Warrants during our fiscal quarter ended June 30, 2015.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Income (Loss) per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we have historically adjusted the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. The change in the fair value of the warrant liability had an impact on the diluted earnings per share calculation only in the three month period ended September 30, 2014, but in no other period included in these Condensed Consolidated Financial Statements, as indicated in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders for basic earnings
per share	$(8,549,700)	$(2,020,900)	$(38,543,300)	$(6,574,200)
less: change in fair value of warrant liability attributable to Exchange, Investment and Bridge Warrants issued to Platinum	-	(441,700)	-	-

Net loss for diluted earnings per share attributable to common stockholders	$(8,549,700)	$(2,462,600)	$(38,543,300)	$(6,574,200)

Denominator:
Weighted average basic common shares outstanding	1,624,371	1,279,251	1,592,104	1,254,506
Assumed conversion of dilutive securities:
Warrants to purchase common stock	-	19,848	-	-
Potentially dilutive common shares assumed converted	-	19,848	-	-

Denominator for diluted earnings per share - adjusted
weighted average shares	1,624,371	1,299,099	1,592,104	1,254,506

Basic net loss attributable to common stockholders per common share	$(5.26)	$(1.58)	$(24.21)	$(5.24)

Diluted net loss attributable to common stockholders per common share	$(5.26)	$(1.90)	$(24.21)	$(5.24)

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation, as their effect would be antidilutive. For the three month and six month periods ended September 30, 2015, the accrual for dividends on our Series B Preferred and the deemed dividend attributable to the issuance of our Series B Preferred Units represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	As of September 30,
	2015	2014
Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	3,426,523	-

Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as subsequently amended	535,715	375,000

Outstanding options under the 2008 and 1999 Stock Incentive Plans	296,738	209,388

Outstanding warrants to purchase common stock	4,687,211	962,758

10% Senior Secured Convertible Notes issued to Platinum between October 2012 and July 2013, including accrued interest through September 30, 2014	-	422,424

10% convertible notes issued as a component of Unit Private Placements, including accrued interest through March 31, 2014 accrued interest through September 30, 2014	-	281,396

Total	9,696,187	3,000,966
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to the Company.

Note 4.  Fair Value Measurements

We follow the principles of fair value accounting as they relate to our financial assets and financial liabilities. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure and classify fair value into three broad levels is described as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance of the Senior Secured Convertible Promissory Notes and Platinum Warrants to Platinum between October 2012 and July 2013, and the potential issuance of the Series A Exchange Warrant pursuant to Platinum’s exchange of the Series A Preferred stock that it holds into shares of our common stock, we determined that the Platinum Warrants included certain exercise price adjustment features that required the warrants to be treated as non-cash liabilities and recorded at their estimated fair value. Prior to their amendment in May 2015, as described below, we determined the initial fair value and subsequent fair value measurements of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value included the remaining contractual term of the Platinum Warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction or other equity issuance that would trigger a reset in the exercise price of the Platinum Warrants, and, in the case of the Series A Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A preferred stock it holds into shares of common stock. As described more completely in Note 8, Capital Stock, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the Platinum Warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the Platinum Warrants to be treated as liabilities and carried at fair value. As a result of the agreement with Platinum, at May 12, 2015, we adjusted the Platinum Warrants to their fair value, estimated to be $4,903,200, reflecting an increase of $1,894,700 since March 31, 2015, which was recorded as a non-cash charge to other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the first quarter of our current fiscal year, and subsequently eliminated the warrant liability with respect to the Platinum Warrants, with a corresponding credit to Additional Paid-in Capital.

The fair value hierarchy for the warrant liability which had been measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
	Total Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015:
Warrant liability	$-	$-	$-	$-
March 31, 2015:
Warrant liability	$3,008,500	$-	$-	$3,008,500

During the six month period ended September 30, 2015, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Warrant Liability
Balance at March 31, 2015	$3,008,500
Mark to market loss included in net loss	1,894,700
Elimination of liability upon modification of warrants	(4,903,200)
Balance at September 30, 2015	$-

We carried no assets or other liabilities at fair value at September 30, 2015 or March 31, 2015.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2015 and March 31, 2015:

	September 30,	March 31,
	2015	2015
Insurance	$84,100	$27,300
Prepaid compensation under financial advisory and other consulting agreements	1,012,500	-
Legal fees	3,400	3,400
Technology license fees and all other	3,400	5,000
	$1,103,400	$35,700

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2015 and March 31, 2015:

	September 30,	March 31,
	2015	2015
Accrued professional services	$343,700	$213,800
Accrued compensation	767,800	990,700
All other	19,400	2,000
	$1,130,900	$1,206,500

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes our secured and unsecured convertible promissory notes and other notes payable at September 30, 2015 and March 31, 2015.

	September 30, 2015			March 31, 2015
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes issued to Platinum:
Total Senior notes issued between October 11, 2012 and July 23, 2013	$-	$-	$-	$3,522,600	$919,700	$4,442,300
less: current portion	-	-	-	(3,272,600)	(873,500)	(4,146,100)
Senior notes - non-current portion	$-	$-	$-	$250,000	$46,200	$296,200

10% Convertible Promissory Notes (Unit Notes)
2014 Unit Notes, including amended notes, due 3/31/15	$-	$-	$-	$4,066,900	$270,700	$4,337,600
Note discounts	-	-	-	(180,000)	-	(180,000)
Net convertible notes (all current at March 31, 2015)	$-	$-	$-	$3,886,900	$270,700	$4,157,600

Notes Payable to unrelated parties:

7.5% Notes payable to service providers for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$-	$-	$-	$90,400	$13,100	$103,500
Desjardins	-	-	-	156,300	24,100	180,400
McCarthy Tetrault	-	-	-	319,700	46,000	365,700
August 2012 Morrison & Foerster Note A	-	-	-	918,200	193,200	1,111,400
August 2012 Morrison & Foerster Note B	-	-	-	1,379,400	333,100	1,712,500
University Health Network	-	-	-	549,500	101,800	651,300
	-	-	-	3,413,500	711,300	4,124,800
Note discount	-	-	-	(474,500)	-	(474,500)
	-	-	-	2,939,000	711,300	3,650,300
less: current portion (and discount at March 31, 2015)	-	-	-	(2,939,000)	(711,300)	(3,650,300)
non-current portion and discount	$-	$-	$-	$-	$-	$-

5.67% and 10.25% Notes payable to insurance premium financing company (current)	$36,400	$-	$36,400	$5,800	$-	$5,800

10% Notes payable to vendors for accounts payable converted to notes payable	$26,300	$6,400	$32,700	$378,300	$51,500	$429,800
less: current portion	(26,300)	(6,400)	(32,700)	(378,300)	(51,500)	(429,800)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% Note payable (August 2012)	$58,800	$9,900	$68,700	$58,800	$7,900	$66,700
less: current portion	(27,400)	(9,900)	(37,300)	(23,200)	(7,900)	(31,100)
7.0% Notes payable - non-current portion	$31,400	$-	$31,400	$35,600	$-	$35,600

Total notes payable to unrelated parties	$121,500	$16,300	$137,800	$3,381,900	$770,700	$4,152,600
less: current portion (and discount at March 31, 2015)	(90,100)	(16,300)	(106,400)	(3,346,300)	(770,700)	(4,117,000)
Net non-current portion	$31,400	$-	$31,400	$35,600	$-	$35,600

Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$-	$-	$-	$293,600	$55,900	$349,500
October 2012 7.5% Note to Cato Research Ltd.	-	-	-	1,009,000	204,800	1,213,800
	-	-	-	1,302,600	260,700	1,563,300
Note discount	-	-	-	(54,500)	-	(54,500)
Total notes payable to related parties	-	-	-	1,248,100	260,700	1,508,800
less: current portion	-	-	-	(1,248,100)	(260,700)	(1,508,800)
non-current portion and discount	$-	$-	$-	$-	$-	$-

Between March 31, 2015 and September 30, 2015, we have extinguished the outstanding balances of approximately $17.2 million of indebtedness, including all secured promissory notes, substantially all unsecured promissory notes, other indebtedness, and certain adjustments thereto, that were either due and payable or would have become due and payable prior to March 31, 2016, by converting such indebtedness into shares of our Series B Preferred. Significant changes in and conversions of our convertible promissory notes and other promissory notes since March 31, 2015 are described below.

10% Convertible Notes Issued in Connection with 2014 Unit Private Placement

As described more completely in the section entitled 2014 Unit Private Placement in Note 8, Capital Stock, between April 1, 2015 and May 14, 2015, we issued to accredited investors in self-placed private placement transactions 10% convertible notes (the 2014Unit Notes) in the aggregate face amount of $280,000. The 2014 Unit Notes issued in April and May 2015 represented a continuation of the 2014 Unit Private Placement pursuant to which we had issued in self-placed private placement transactions to accredited investors an aggregate of $3,113,500 principal amount of substantially similar notes between late-March 2014 and March 31, 2015. The 2014 Unit Notes matured between April 30, 2015 and May 15, 2015 (Maturity) and the outstanding principal of the 2014 Unit Notes and their related accrued interest (the Outstanding Balance) was convertible into shares of our common stock at a conversion price of $10.00 per share at or prior to Maturity, at the option of the accredited investor. In addition, upon our consummation of either (i) an equity or equity-based public financing registered with the SEC, or (ii) an equity or equity-based private placement, or series of private placements, not registered with the SEC, in either case resulting in gross cash proceeds to us of at least $10.0 million prior to Maturity (a Qualified Financing), the Outstanding Balance of the 2014 Unit Notes would automatically convert into securities substantially similar to those sold in the Qualified Financing, based on the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x 1.25 / (the per security price of the securities sold in the Qualified Financing).

We allocated the proceeds from the self-placed private placement of the units to the 2014 Unit Notes, the common stock and the warrants comprising the units based on the relative fair value of the individual securities in the unit on the date of the unit sale. Based on the short-duration of the 2014 Unit Notes and their other terms, we determined that the fair value of the 2014 Unit Notes at the date of issuance was equal to their face value. Accordingly, we recorded an initial discount attributable to each 2014 Unit Note for an amount representing the difference between the face value of the 2014 Unit Note and its allocated relative value. Additionally, the 2014 Unit Notes contained an embedded conversion feature having intrinsic value at the issuance date, which value we treated as an additional discount attributable to those 2014 Unit Notes, subject to limitations on the absolute amount of discount attributable to each 2014 Unit Note. We recorded a corresponding credit to additional paid-in capital, an equity account, attributable to the beneficial conversion feature. We amortized the discounts attributable to the 2014 Unit Notes issued in April and May 2015, an aggregate of $277,200, using the effective interest method over the respective term of each 2014 Unit Note. Because the discount on each of these 2014 Unit Notes represented 99% of its initial face value, and because we were required to amortize such discount over the period from issuance to maturity, which was no more than two months for these notes, the calculated effective interest rate is extremely high. Based on the amounts of their respective discounts and the term between issuance and maturity, the effective interest rates attributable to the 2014 Unit Notes issued in April and May 2015 are in excess of 10,000%.

Conversion of Senior Secured 10% Convertible Promissory Notes issued to Platinum into Series B Preferred

As described more completely in Note 8, Capital Stock, effective on May 12, 2015, we entered in to a broad strategic agreement with Platinum (Platinum Agreement) pursuant to which Platinum, among other things, converted the $4,489,300 outstanding balance (principal and accrued interest) of the Senior Secured Notes having maturity dates between October 2015 and July 2016 into 641,335 shares of our Series B Preferred. We determined that the conversion of the Senior Secured Notes into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Senior Secured Notes was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date the Senior Secured Notes were converted, we issued Series B Preferred having an aggregate fair value of $6,413,300 to Platinum. Accordingly, we recognized a non-cash loss on the extinguishment of debt of $1,924,000 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of 2014 Unit Notes into Series B Preferred

Pursuant to the Platinum Agreement, Platinum also converted the $1,345,700 outstanding balance of the 2014 Unit Notes originally issued by us to Platinum that had matured on March 31, 2015 (Platinum Unit Notes) into shares of our Series B Preferred. Platinum additionally agreed to acquire and convert into our Series B Preferred other 2014 Unit Notes that had matured on March 31, 2015 originally issued to other investors having an aggregate outstanding balance of $1,487,900 (Acquired Unit Notes). Further, effective May 20, 2015, the holders of other 2014 Unit Notes that had matured on March 31, 2015 or shortly thereafter having an aggregate outstanding balance of $1,831,200 (Investor Unit Notes) individually converted such notes into our Series B Preferred. Consequently, the aggregate outstanding balance totaling $4,664,800 of all 2014 Unit Notes, including those issued in April and May 2015, was converted into shares of our Series B Preferred. We determined that the Series B Preferred Unit Offering, as described in Note 8, Capital Stock, would be treated as a Qualified Financing applicable to the 2014 Unit Notes, entitling the 2014 Unit Note holders at the time of conversion to the 25% Qualified Financing conversion premium under the terms of the 2014 Unit Notes.  Accordingly, we issued in a self-placed private placement transaction an aggregate of 833,020 shares of our Series B Preferred and warrants to purchase an aggregate of 833,020 shares of our common stock upon the conversion of the outstanding balance of all 2014 Unit Notes, including an aggregate conversion premium of $1,166,200.

We determined that the conversion of the 2014 Unit Notes into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the 2014 Unit Notes was equal to the market value of a share of our common stock on the conversion dates. Based on the $10.00 per share fair value of the Series B Preferred at the date the Platinum Unit Notes and Acquired Unit Notes were converted and the $8.00 per share fair value of the Series B Preferred at the date the Investor Unit Notes were converted, we issued in a self-placed private placement transaction Series B Preferred having an aggregate fair value of $7,676,200 upon the conversions. We valued the warrants issued in connection with the 2014 Unit Note conversions at an aggregate of $5,168,400 using the Black Scholes option pricing model and the following assumptions:

Assumption:	Platinum Unit Notes and Acquired Unit Notes	Investor Unit Notes
Market price per share at conversion date	$10.00	$8.00
Exercise price per share	$7.00	$7.00
Risk-free interest rate	1.58	1.57
Contractual term in years	5.00	5.00
Volatility	76.5%	75.7%
Dividend rate	0.0%	0.0%
Warrant shares	506,004	327,016

Fair Value per share	$6.89	$5.15

Nearly all of the 2014 Unit Notes contained a beneficial conversion feature at the time they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time of the extinguishment and conversion, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, with a corresponding reduction to additional paid-in capital. In aggregate, we recognized a non-cash loss on extinguishment of debt attributable to the conversion of the 2014 Unit Notes in the amount of $5,942,700 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note issued to University Health Network into Series B Preferred

On May 29, 2015, University Health Network (UHN) converted the entire $656,400 outstanding balance (principal and accrued interest) of our promissory note maturing on March 31, 2016 into 93,775 shares of our Series B Preferred. We determined that the conversion of the UHN note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the UHN note was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date the UHN note was converted, we issued Series B Preferred having an aggregate fair value of $937,800 to UHN. After eliminating the remaining $27,500 of unamortized discount on the UHN note, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the UHN Note of $308,900 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Notes and Accounts Payable issued to Cato Holding Company (CHC) and Cato Research Ltd. (CRL) into Series B Preferred

On June 10, 2015, CHC, the parent company of CRL and a related party, converted the entire aggregate outstanding balance (principal and accrued interest) of $1,583,000 of our outstanding promissory notes issued to CHC and CRL and maturing on March 31, 2016 (together, the Cato Notes), plus an additional $171,300 of past due accounts payable to CRL and a strategic adjustment thereto (CRL Payables) into a total of 328,571 shares of our Series B Preferred. We determined that the conversion of the Cato Notes and the CRL Payables into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of Cato Notes and CRL Payables was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date the Cato Notes and CRL Payables were converted, we issued Series B Preferred having an aggregate fair value of $3,285,700 to CHC.  As additional consideration for the conversion of the Cato Notes and the CRL Payables, we amended certain outstanding warrants held by CHC and CRL to purchase 12,500 and 60,691 restricted shares of our common stock, respectively, to reduce the exercise price thereof from $30.00 and $20.00 per share, respectively, to $7.00 per share. We calculated the fair value of the warrants immediately before and after the modifications and determined that the fair value of the warrants increased by $222,700. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share at modification date	$10.00	$10.00
Exercise price per share	$20.00 and $30.00	$7.00
Risk-free interest rate	0.87%	0.87%
Contractual term in years	2.31	2.31
Volatility	73.9%	73.9%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$2.44 and $1.57	$5.33

After eliminating the remaining unamortized discount of $46,000 attributable to the Cato Notes, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the Cato Notes and CRL Payables of $1,800,100 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note B issued to Morrison & Foerster into Series B Preferred

On June 12, 2015, Morrison & Foerster (M&F) converted the entire aggregate outstanding balance (principal and accrued interest) of $1,735,500 of our August 2012 promissory Note B maturing on March 31, 2016 (M&F Note B), plus an agreed strategic adjustment thereto into a total of 257,143 shares of our Series B Preferred. We determined that the conversion of M&F Note B into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of M&F Note B was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date M&F Note B was converted, we issued Series B Preferred having an aggregate fair value of $2,571,400 to M&F. As additional consideration for the conversion of M&F Note B, we amended two outstanding warrants held by M&F to purchase an aggregate of 110,448 restricted shares of our common stock to reduce the exercise price of one of the warrants from $40.00 per share to $20.00 per share and to extend the term of both warrants from September 15, 2017 to September 15, 2019. We calculated the fair value of the warrants immediately before and after the modifications and determined that the fair value of the warrants increased by $244,200. The warrants subject to the exercise price and term modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share at modification date	$10.00	$10.00
Exercise price per share	$20.00 and $40.00	$20.00
Risk-free interest rate	0.86%	1.57%
Contractual term in years	2.27	4.27
Volatility	73.8%	76.7%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$2.39 and $1.04	$4.35

After eliminating the remaining unamortized discount of $225,500 attributable to M&F Note B, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of M&F Note B of $1,305,600 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

In addition to its agreement to convert M&F Note B into Series B Preferred, M&F also agreed to withhold, through the later of (i) December 31, 2016 or (ii) our consummation of a registered public offering or a strategic transaction involving AV-101 in which, in either case, we received gross proceeds of at least $20.0 million, any and all action to collect amounts due under our August 2012 promissory Note A maturing on March 31, 2016 (M&F Note A) and all past due amounts owed by us to M&F in connection with professional services previously rendered by M&F (M&F Payables).

Conversion of M&F Note A and M&F Payables into Series B Preferred

In a transaction to which we were not a party, M&F sold M&F Note A, which, at the time of the sale, had an outstanding balance (principal and accrued interest) of $1,149,000, as well as the M&F Payables in the amount of $165,100, to two third-party accredited investors (the M&F Note A Investors). On August 10, 2015, the M&F Note A Investors converted M&F Note A and the M&F Payables into 192,628 shares of our Series B Preferred. We determined that the conversion of M&F Note A and the M&F Payables into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the  conversion of the M&F Note A and M&F Payables was equal to the market value of a share of our common stock on the conversion date. Based on the $12.25 per share fair value of the Series B Preferred at the date M&F Note A and the M&F Payables were converted, we issued Series B Preferred having an aggregate fair value of $2,359,700 to the M&F Note A Investors. After eliminating the remaining unamortized discount of $122,400 attributable to M&F Note A, we recognized a non-cash loss on extinguishment of debt attributable to the conversion of M&F Note A and the M&F Payables of $1,168,000 in the quarter ended September 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note issued to McCarthy Tetrault into Series B Preferred

On June 18, 2015, McCarthy Tetrault (McCarthy) converted the entire $379,600 outstanding balance (principal and accrued interest) of our past due promissory note issued in May 2011, plus an additional $2,100 of past due accounts payable (together, the McCarthy Note), into 59,230 shares of our Series B Preferred. We determined that the conversion of the McCarthy Note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the McCarthy Note was equal to the market value of a share of our common stock on the McCarthy Note conversion date. Based on the $14.00 per share fair value of the Series B Preferred at the date the McCarthy Note was converted, we issued Series B Preferred having an aggregate fair value of $829,200 to McCarthy. Accordingly, we recognized a non-cash loss on extinguishment of debt attributable to the conversion of the McCarthy Note of $447,500 in the quarter ended June 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note issued to Burr Pilger & Mayer into Series B Preferred

On June 24, 2015, Burr Pilger & Mayer (Burr) converted the entire $105,200 outstanding balance (principal and accrued interest) of our past due promissory note issued in May 2011, plus an additional $17,900 of past due accounts payable (together, the Burr Note), into 21,429 shares of our Series B Preferred. We determined that the conversion of the Burr Note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Burr Note was equal to the market value of a share of our common stock on the note conversion date. Based on the $16.50 per share fair value of the Series B Preferred at the date the Burr Note was converted, we issued Series B Preferred having an aggregate fair value of $353,600  to Burr. Accordingly, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the Burr Note of $230,500 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note and Accounts Payable Issued to Icahn School of Medicine at Mount Sinai into Series B Preferred

On June 26, 2015, Icahn School of Medicine at Mount Sinai (ISMMS) converted the entire $270,400 outstanding balance (principal and accrued interest) of our past due April 2014 promissory note into a total of 40,000 shares of our Series B Preferred. We determined that the conversion of the ISMMS note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the ISMMS note was equal to the market value of a share of our common stock on the conversion date. Based on the $16.00 per share fair value of the Series B Preferred at the date the note was converted, we issued Series B Preferred having an aggregate fair value of $640,000 to ISMMS. As additional consideration for the conversion of the ISMMS note, we amended an outstanding warrant held by ISMMS to purchase 15,000 restricted shares of our common stock to reduce the exercise price from $10.00 per share to $7.00 per share. We calculated the fair value of the warrant immediately before and after the modification and determined that the fair value of the warrant increased by $16,600. The warrant subject to the exercise price modification was valued using the Black-Scholes Option Pricing Model and the following assumptions:

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

On July 13, 2015, ISMMS also converted accounts payable in the amount of $19,100 (ISMMS Payables) into an additional 3,000 shares of our Series B Preferred. We determined that the conversion of the ISMMS Payables into Series B Preferred should also be accounted for as an extinguishment of debt. Based on the $12.00 per share fair value of the Series B Preferred at the date the ISMMS Payables were converted, we issued Series B Preferred having an aggregate fair value of $36,000 to ISMMS. Accordingly, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the ISMMS Payables of $16,900 in the quarter ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note issued to National Jewish Health into Series B Preferred

On June 29, 2015, National Jewish Health (NJH) converted the entire $115,000 outstanding balance (principal and accrued interest) of our past due promissory note into 17,857 shares of our Series B Preferred. We determined that the conversion of the NJH note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the NJH note was equal to the market value of a share of our common stock on the conversion date. Based on the $15.00 per share fair value of the Series B Preferred at the date the NJH note was converted, we issued Series B Preferred having an aggregate fair value of $267,900 to NJH. Accordingly, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the NJH note of $152,900 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note issued to Desjardins Securities into Series B Preferred

On July 2, 2015, Desjardins Securities (Desjardins) converted the entire $187,400 outstanding balance (principal and accrued interest) of our past due promissory note into 32,143 shares of our Series B Preferred. We determined that the conversion of the Desjardins note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Desjardins note was equal to the market value of a share of our common stock on the conversion date. Based on the $14.00 per share fair value of the Series B Preferred at the date the Desjardins note was converted, we issued Series B Preferred having an aggregate fair value of $450,000 to Desjardins. Accordingly, we recognized a non-cash loss on extinguishment of the debt attributable to the conversion of the Desjardins note of $262,600 in the quarter ended September 30, 2015 as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Promissory Note and Accounts Payable issued to MicroConstants into Series B Preferred

On July 6, 2015, MicroConstants, Inc. (MicroConstants) converted the $22,000 outstanding balance (principal and accrued interest) of our past due promissory note and outstanding accounts payable in the amount of $70,400 into an aggregate of 17,857 shares of our Series B Preferred. We determined that the conversion of the MicroConstants note and accounts payables into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the MicroConstants note and accounts payable was equal to the market value of a share of our common stock on the conversion date. Based on the $14.00 per share fair value of the Series B Preferred at the date the MicroConstants note and accounts payable were converted, we issued Series B Preferred having an aggregate fair value of $250,000. Accordingly, we recognized a non-cash loss on extinguishment of debt attributable to the conversion of the MicroConstants note and payables of $157,600 in the quarter ended September 30, 2015 as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Conversion of Accounts Payable to Professional Services Providers and Other Debt into Series B Preferred

During June and July 2015, two of our professional service providers and a former employee to whom we were contractually obligated for certain accrued compensation amounts converted an aggregate of $497,900 past due amounts for prior services (Service Provider Payables) into an aggregate of 80,929 shares of our Series B Preferred. We determined that the conversion of the Service Provider Payables balances into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Service Provider Payables was equal to the market value of a share of our common stock on the respective Service Provider Payable conversion dates. Based on the per share fair value of the Series B Preferred on the respective dates that each Service Provider Payable was converted, which ranged from $10.00 per share to $12.00 per share, we issued Series B Preferred having an aggregate fair value of $823,800 to the Service Providers. Accordingly, we recognized an aggregate non-cash loss on the extinguishment of debt attributable to the conversion of the Service Provider Payables in the amounts of $281,800 and $44,100 in the quarters ended June 30, 2015 and September 30, 2015, respectively, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Note 8.  Capital Stock

2014 Unit Private Placement

Between April 1, 2015 and May 14, 2015, in self-placed private placement transactions, we entered into securities purchase agreements with accredited investors pursuant to which we sold Units (2014 Units) to such accredited investors for aggregate cash proceeds of $280,000, such 2014 Units consisting of (i) 10% convertible notes in the aggregate face amount of $280,000 due between April 30, 2015 and May 15, 2015 or automatically convertible into securities issuable upon our consummation of a Qualified Financing, as defined in the note (2014 Unit Notes); (ii) an aggregate of 33,000 restricted shares of our common stock (2014 Unit Stock); and (iii) warrants (2014 Unit Warrants) exercisable through December 31, 2016 to purchase an aggregate of 24,250 restricted shares of our common stock at an exercise price of $10.00 per share.

We allocated the proceeds from the private placement sales of the 2014 Units to the various securities based on their relative fair values on the dates of the sales. As described in Note 8, Convertible Promissory Notes and Other Notes Payable, based on the short-term nature of the Unit Notes, we determined that fair value of the 2014 Unit Notes was equal to their face value. We determined the fair value of the 2014 Unit Stock based on the quoted market price of our common stock on the respective dates of the 2014 Unit sales. We calculated the fair value of the 2014 Unit Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the 2014 Unit sales proceeds based on the relative fair values of the 2014 Unit Stock, 2014 Unit Warrants and 2014 Unit Notes as of their respective 2014 Unit sales dates.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions						Per Share Fair Value of Warrant	Aggregate Fair Value of Unit Warrants	Aggregate Proceeds of Unit Sales	Aggregate Allocation of Proceeds Based on Relative Fair Value of:
Warrant Shares Issued	Market Price	Exercise Price	Term (Years)	Risk free Interest Rate	Volatility	Dividend Rate
										Unit Stock	Unit Warrant	Unit Note
24,250	$10.00	$10.00	1.70	0.45%	73.19%	0.00%	$3.69	$89,600	$280,000	$128,900	$32,900	$118,200

Between late-March 2014 and May 14, 2015, in self-placed private placement transactions, we entered into securities purchase agreements with accredited investors for the 2014 Unit Private Placement pursuant to which we sold 2014 Units to such accredited investors for aggregate cash proceeds of $3,393,500, consisting of (i) 2014 Unit Notes in the aggregate face amount of $3,393,500 due between March 31, 2015 and May 15, 2015 or automatically convertible into securities issuable upon our consummation of a Qualified Financing, as defined in the note; (ii) an aggregate of 315,850 restricted shares of 2014 Unit Stock; and (iii) 2014 Unit Warrants exercisable through December 31, 2016 to purchase an aggregate of 307,100 restricted shares of our common stock at an exercise price of $10.00 per share.

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

Prior to Conversion, shares of Series B Preferred will accrue dividends, payable only in unregistered shares of our common stock, at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends will be payable on the date of either a Voluntary Conversion or Automatic Conversion solely in that number of shares of common stock equal to the Accrued Dividends.  At September 30, 2015, we have recognized a liability in the amount of $805,300 for Accrued Dividends in the accompanying Condensed Consolidated Balance Sheet at September 30, 2015, based on the Series B Preferred issued and outstanding, net of exchanges to common stock, through the quarter ended September 30, 2015. We have recognized $828,000 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the six month period ended September 30, 2015.  The liquidation value of the Series B Preferred at September 30, 2015 is approximately $24,287,600.

May 2015 Agreement with Platinum

On May 5, 2015, we entered into an Agreement with Platinum, which, as modified, became effective on May 12, 2015 (Platinum Agreement) and pursuant to which Platinum:

•
Converted all of the approximately $4.5 million outstanding balance (principal and accrued but unpaid interest) of the Senior Secured Notes we had previously issued to Platinum into 641,335 shares of Series B Preferred, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable;

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

•
Purchased approximately $1.5 million (including accrued but unpaid interest thereon) of outstanding 2014 Unit Notes we had previously issued to various accredited investors from the respective holders thereof (Acquired Unit Notes) and converted the entire outstanding balance of the Acquired Unit Notes into 265,699 shares of Series B Preferred and Series B Warrants to purchase 265,699 shares of our common stock, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable;

•
Entered into a Securities Purchase Agreement (SPA) to purchase from us, in our self-placed private placement, for $1.0 million, a total of 142,857 shares of Series B Preferred and a Series B Warrant to purchase 142,857 shares of our common stock, on or before June 11, 2015. (The $1.0 million purchase was completed in multiple tranches between June 19, 2015 and August 5, 2015, and we have issued the Series B Preferred and Series B Warrants indicated above.);

•
Amended the Platinum Warrants previously issued by us to Platinum in connection with the Senior Secured Notes and the Series A Exchange Warrant to fix the exercise price thereof, eliminate the exercise price reset features and fix the number of shares of our common stock issuable thereunder, and eliminate the cashless exercise provisions from the Platinum Warrants and the Series A Exchange Warrant; and

•
Agreed to refrain from the sale of any shares of our common stock held by Platinum or its affiliates until the earlier to occur of an effective registration statement relating to resale of certain specified shares of common stock under the Securities Act of 1933, as amended, or the closing price of our common stock is at least $15.00 per share.

As additional consideration for the several agreements of Platinum under the Platinum Agreement, we issued to Platinum 400,000 shares of Series B Preferred (Additional Consideration Shares) and Series B Warrants (Additional Consideration Warrants) to purchase 1.2 million shares of our common stock, and exchanged 30,000 shares of our common stock then beneficially owned or controlled by Platinum for 30,000 shares of Series B Preferred. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we determined that the fair value of a share of Series B Preferred issued to Platinum pursuant to the Platinum Agreement was equal to the market value of a share of our common stock on the effective date of the Platinum Agreement. Based on the $10.00 per share fair value of the Series B Preferred at the May 12, 2015 effective date of the Platinum Agreement, we issued Additional Consideration Shares having an aggregate fair value of $4.0 million to Platinum. We valued the Additional Consideration Warrants at an aggregate of $8,270,900 using the Black Scholes option pricing model and the same assumptions used in valuing the Series B Warrants issued to Platinum in connection with the conversion of the Platinum Unit Notes and the Acquired Unit Notes, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable. We recognized the aggregate fair value of the Additional Consideration Shares and Additional Consideration Warrants as a non-cash component of loss on debt extinguishment in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

August 2015 Agreement with Platinum

On August 3, 2015, we entered into the August 2015 Agreement with Platinum pursuant to which Platinum agreed to purchase an additional $3.0 million of our Series B Preferred and Series B Warrants between August 15, 2015 and October 15, 2015 and would receive an aggregate of 458,571 shares of Series B Preferred and Series B Warrants to purchase 458,571 shares of our common stock.  At September 30, 2015, Platinum had purchased an additional $500,000 of Series B Preferred and Series B Warrants under the August 2015 Agreement with Platinum and we had issued 71,430 shares of Series B Preferred and Series B Warrants to purchase 71,430 shares of our common stock. See Note 10, Subsequent Events, for disclosure regarding additional purchases by Platinum after September 30, 2015.

2015 Series B Preferred Unit Offering

Between May 26, 2015 and September 30, 2015, in self-placed private placement transactions, we sold to accredited investors an aggregate of $2,722,800 of units in our Series B Preferred Unit offering, which units consist of Series B Preferred and Series B Warrants (together Series B Preferred Units), including $1,500,000 to Platinum, which amount includes $500,000 pursuant ot the August 2015 Agreement with Platinum. We issued 388,978 shares of Series B Preferred and Series B Warrants to purchase 388,978 shares of our common stock.  Through September 30, 2015, we received an aggregate of $2,722,800 in cash proceeds from our self-placed private placement and sale of the Series B Preferred Units.

We allocated the proceeds from the sale of the Series B Preferred Units to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, we determined that the fair value of a share of Series B Preferred was equal to the quoted market value of a share of our common stock on the date of a Series B Preferred Unit sale. We calculated the fair value of the Series B Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Series B Preferred Unit sales proceeds based on the relative fair values of the Series B Preferred and the Series B Warrants as of their respective Series B Preferred Unit sales dates.  The difference between the relative fair value per share of the Series B Preferred, approximately $4.06 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $1,143,100 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended September 30, 2015.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions						Per Share Fair Value of Warrant	Aggregate Fair Value of Unit Warrants	Aggregate Proceeds of Unit Sales	Aggregate Allocation of Proceeds Based on Relative Fair Value of:
Warrant Shares Issued	Market Price	Exercise Price	Term (Years)	Risk free Interest Rate	Volatility	Dividend Rate
										Unit Stock	Unit Warrant
388,978	$12.28	$7.00	5.00	1.59%	76.72%	0.0%	$8.93	$3,474,100	$2,722,800	$1,579,700	$1,143,100

See Note 10, Subsequent Events, for disclosure regarding additional sales of Series B Preferred Units after September 30, 2015.

Registration Statement for Common Stock underlying Series B Preferred and Series B Warrants

The securities purchase agreements for the Series B Preferred and Series B Preferred Units executed with Platinum, the holders of the Investor Unit Notes, the holders of our promissory notes and other contractual indebtedness converted into shares of Series B Preferred, investors in Series B Preferred Units, and certain others to whom we issued Series B Preferred, contained registration rights requiring that a Registration Statement on Form S-1 (Registration Statement) registering, under the Securities Act, certain shares of common stock underlying the Series B Preferred and the Series B Warrants be declared effective on or before August 30, 2015. We filed an initial Registration Statement with the SEC on July 21, 2015, which we amended on August 25, 2015, and which was declared effective by the SEC on August 28, 2015. The Registration Statement registered an aggregate of 3,992,479 shares of our common stock underlying outstanding Series B Preferred and Series B Warrants.  Accordingly, we incurred no cash or in kind penalties under the securities purchase agreements.

Conversion of Series B Preferred to Common Stock

During September 2015, holders of an aggregate of 136,372 shares of Series B Preferred converted such shares into an equivalent number of registered shares of our common stock.  Additionally, we issued an aggregate of 2,310 shares of our restricted common stock in payment of $22,700 in accrued dividends on the Series B Preferred converted.

Issuance of Securities to Professional Service Providers

In June 2015, we issued, in a self-placed private placement transaction, an aggregate of 25,000 shares of our Series B Preferred having a fair value of $250,000 as compensation for legal services related to our debt restructuring and other corporate finance matters.  Effective on June 30, 2015, we issued, in a self-placed private placement transaction, an aggregate of 90,000 shares of our Series B Preferred having an aggregate value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016. The value of the Series B Preferred grants was recorded as a prepaid expense in the Condensed Consolidated Balance Sheet at the date of the grant and is being expensed ratably over the twelve months ending June 30, 2016, with $337,500 expensed as a component of general and administrative expense in the quarter ended September 30, 2015.  During the quarter ended June 30, 2015, we also issued, in a self-placed private placement transaction, an aggregate of 50,000 shares of our common stock, having an aggregate value of $500,000, as compensation under two corporate development service contracts. The value of the common stock grants was expensed as a component of general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended June 30, 2015. During the quarter ended September 30, 2015, we issued, in a self-placed private placement transaction, an aggregate of 10,000 shares of our Series B Preferred having an aggregate fair value of $120,000 to two providers of intellectual property-related legal services.

Modification of Warrants

In addition to warrants modified in connection with conversions of certain of our outstanding promissory notes into Series B Preferred as described earlier in Note 7, Convertible Promissory Notes and Other Notes Payable; on June 10, 2015, we modified certain other outstanding warrants to purchase an aggregate of 54,576 shares of our common stock to reduce their exercise price. We calculated the fair value of the modified warrants immediately before and after the modifications and determined that the fair value of the warrants increased by an aggregate of $122,300, which we recognized as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter ended June 30, 2015, with a corresponding credit to additional paid-in capital. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre-modification	Post-modification
Market price per share	$10.00	$10.00
Exercise price per share (weighted average)	$30.23	$11.92
Risk-free interest rate (weighted average)	0.83%	0.83%
Remaining contractual term in years (weighted average)	2.26	2.26
Volatility (weighted average)	73.7%	73.7%
Dividend rate	0.0%	0.0%

Fair Value per share (weighted average)	$1.55	$3.79

Warrant Grants

On September 2, 2015, when the market price of our common stock was $9.11 per share, our Board of Directors (Board) authorized the grant of fully-vested five-year warrants to purchase an aggregate of 650,000 restricted shares of our common stock at an exercise price of $9.25 per share, including an aggregate of 600,000 of such shares to company officers and independent members of the Board. We valued the new warrant grants at $5.68 per share, or an aggregate of $3,692,900, using the Black Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies. We recognized non-cash research and development and general and administrative stock compensation expense in the amounts of $852,200 and $2,840,700, respectively, attributable to the warrant grants in the quarter ended September 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Warrants Outstanding

Following the Series B Warrant issuances and other warrant grants and modifications described above, at September 30, 2015, we had outstanding warrants to purchase shares of our unregistered common stock at a weighted average exercise price of $8.57 per share as follows:

Exercise Price per Share	Expiration Date	Shares Subject to Purchase at September 30, 2015

$7.00	9/30/2017 to 9/9/2020	2,761,806
$9.25	9/2/2020	650,000
$10.00	1/31/2016 to 1/11/2020	931,468
$12.80	3/3/2023	147,000
$15.00	1/31/2016 to 3/4/2018	75,389
$20.00	7/30/2016 to 9/15/2019	115,448
$30.00	2/13/2016 to 11/20/2017	6,100
		4,687,211

Note 9.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures (CBV), the parent of Cato Research Ltd. (CRL), is one the largest institutional holders of our common stock at September 30, 2015. In October 2012, we issued a 7.5% promissory note (CHC Note) and a warrant (CHC Warrant) to CHC in settlement of prior indebtedness. As disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable, during June 2015, the outstanding balance of the CHC Note was converted into shares of our Series B Preferred and we reduced the exercise price of the CHC Warrant from $30.00 per share to $7.00 per share. Total interest expense, including amortization of note discount, on the CHC Note was $0 and $7,500 for the quarters ended September 30, 2015 and 2014, respectively, and $4,700 and $15,100 in the six month periods ended September 30 , 2015 and 2014, respectively.

During fiscal year 2007, we entered into a master contract research, development and regulatory service arrangement with CRL, a contract research organization (CRO), related to the development of AV-101, our orally available small molecule prodrug candidate now in Phase 2 clinical development for Major Depressive Disorder, and subsequent other projects under which we incurred expenses of $14,300 and $7,500 for the quarters ended September 30, 2015 and 2014, respectively, and $22,100 and $15,000 in the six month periods ended September 30, 2015 and 2014, respectively.

In October 2012, we issued to CRL (i) a 7.5% promissory note (CRL Note) as payment in full for all contract research, development and regulatory services and advice (CRO Services) rendered by CRL to us through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a warrant (CRL Warrant). As disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable, during June 2015, the entire outstanding balance of the CRL Note and all other outstanding amounts owed to CRL for CRO services were converted into shares of our Series B Preferred and we reduced the exercise price of the CRL Warrant from $20.00 per share to $7.00 per share. Total interest expense, including amortization of the note discount, on the CRL Note was $0 and $36,800 for the quarters ended September 30, 2015 and 2014, respectively, and $23,500 and 73,600 for the six month periods ended September 30, 2015 and 2014, respectively.

Note 10.  Subsequent Events

Series B Preferred Unit Offering

Between October 1, 2015 and November 13, 2015, we sold to Platinum Series B Preferred Units consisting of (i) an aggregate of 21,429 shares of our Series B Preferred and (ii) Series B Warrants to purchase an aggregate of 21,429 shares of our common stock at an exercise price of $7.00 per share. We received cash proceeds of $150,000 from the self-placed private placement and sale of the Series B Preferred Units.

Conversion of Series B Preferred into Common Stock

Between October 1, 2015 and November 13, 2015, holders of an aggregate of 14,714 shares of Series B Preferred converted such shares into an equivalent number of registered shares of our common stock.  Additionally, we issued an aggregate of 542 shares of our restricted common stock in payment of $4,300 in accrued dividends on the Series B Preferred converted.

Modification of Warrants

On November 11, 2015, our Board of Directors (Board) authorized the modification of outstanding warrants to purchase an aggregate of 1,123,553 unregistered shares of our common stock previously issued to our officers, the independent members of our Board and a key scientific advisor to reduce the exercise prices thereof to $7.00 per share and to extend through March 19, 2019 the expiration date of such warrants to purchase an aggregate of 10,803 shares of our unregistered common stock otherwise scheduled to expire during calendar 2016.

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

Business Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative product candidates for patients with depression, cancer, other diseases involving the central nervous system (CNS), as well as certain neurodegenerative diseases. AV-101, our new generation, orally available prodrug candidate, is in Phase 2 development, initially for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants. AV-101’s novel mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all antidepressants currently approved by the U.S. Food and Drug Administration (FDA). A Phase 2A clinical study of AV-101 in subjects with treatment-resistant MDD is being conducted and funded by the National Institutes of Mental Health (NIMH) under a Cooperative Research and Development Agreement (CRADA).  The Principal Investigator of this NIMH-funded Phase 2A study, which was initiated in October 2015, is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders.

Beyond MDD, we believe that AV-101 has therapeutic potential in additional CNS indications, including neuropathic pain and epilepsy, and in neurodegenerative diseases such as Parkinson’s disease and Huntington’s disease.

In addition to our focus on CNS and neurology, we are applying our proprietary, human pluripotent stem cell (hPSC) technology for drug rescue to develop proprietary new chemical entities (NCEs) for our internal drug candidate pipeline. Initial drug rescue programs are focused on NCEs for the treatment of cancer.

We are also considering regenerative medicine applications of our stem cell technology platform. Using hPSC-derived blood, cartilage, heart and liver cells in collaborative arrangements with academic research partners, including our co-founder and the Chairman of our Scientific Advisory Board, Gordon Keller, Ph.D., the Director of the University Health Network’s McEwen Centre for Regenerative Medicine in Toronto, we may pursue development of novel in vitro human disease models to produce for our pipeline NCEs and biologics with regenerative potential and nonclinical proof of concept studies focused on regenerative cell therapy.

AV-101 and Major Depressive Disorder

Background

The World Health Organization estimates that 350 million people worldwide are affected by depression. According to the U.S. National Institutes of Health (NIH), major depression is one of the most common mental disorders in the U.S. In 2013, the NIMH estimated that 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults.  According to the U.S. Centers for Disease Control and Prevention (CDC), one in 10 Americans take an antidepressant medication.

Unfortunately, millions of depression sufferers do not benefit from initial treatment with standard antidepressants, which generally consists of a selective serotonin reuptake inhibitor (SSRI) or serotonin-norepinephrine reuptake inhibitor (SNRI). Moreover, even when they do relieve depressive symptoms and induce remission of a major depressive episode, SSRIs and SNRIs take many weeks to achieve therapeutic benefits because of their mechanism of action. During the multiple-weeks to months before onset of therapeutic benefits, side effects of SSRIs and SNRIs, including anxiety, metabolic syndrome, sleep disturbance, sexual dysfunction and suicidal thoughts and behaviors, may be considerable. Unfortunately, even after as many as four different treatment cycles, millions of patients suffering with MDD (over 30% of drug-treated MDD patients) do not achieve an adequate therapeutic response to standard antidepressant therapies.

AV-101

AV-101, our orally available prodrug candidate, is in Phase 2 clinical development, initially for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressant therapies. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment, which responses were equivalent to responses seen with a control single sub-anesthetic dose of ketamine (an FDA-approved anesthetic administered intravenously by clinicians off-label to treat MDD patients who have not responded adequately to standard antidepressant therapies).  In the same preclinical studies, fluoxetine (Prozac), an SSRI, did not induce rapid onset antidepressant-like responses.

Following two successful randomized, double-blind, placebo-controlled Phase 1A and Phase 1B safety studies funded by the NIH, we are now collaborating with the NIMH on a Phase 2A efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. This NIMH-funded Phase 2A studybegan in October 2015, and is expected to enroll up to 28 patients. Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is the Principal Investigator of the study.

Preclinical studies also support the hypothesis that AV-101 has the potential to treat several additional CNS disorders, including chronic neuropathic pain, epilepsy and neurodegenerative diseases, such as Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR may have therapeutic benefit.

NCE Drug Rescue

Our drug rescue strategy involves using CardioSafe 3D™, our customized in vitro bioassay system, to predict potential human heart toxicity of NCEs, long before they are ever tested in animal and human studies. Our drug rescue programs are focused on recapturing value from substantial prior investments by pharmaceutical companies and others related to screening large-scale compound libraries, optimizing and testing for efficacy NCEs that were terminated before FDA approval due to heart toxicity risks and are now amenable to drug rescue and available in the public domain.

CardioSafe 3D  includes our human pluripotent stem cell (hPSC)-derived human heart cells.  Due to the high purity and functionality of our hPSC-derived heart cells, we believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay, which is currently the only in vitro cardiac safety assay required by FDA guidelines. CardioSafe 3D offers a new paradigm for evaluating and predicting potential human heart toxicity of NCEs early in the development process, long before costly, high risk animal studies and human clinical trials. Combining our stem cell biology expertise, the clinically predictive power of CardioSafe 3D, and contract medicinal chemistry, our drug rescue programs are focused on producing and developing safe and effective proprietary NCEs for our drug candidate pipeline.

Regenerative Medicine

We believe that stem cell technology-based regenerative medicine has the potential to transform the U.S. healthcare system over the next two decades by altering the fundamental mechanisms of disease, and helping to slow rapidly rising healthcare costs. Using hPSC-derived blood, bone, cartilage, heart, and liver cells, our current interests in the regenerative medicine arena include developing novel human disease models for discovery of small molecule drugs and biologics that activate the endogenous growth and healing processes (enabling the body to repair tissue damage caused by certain degenerative diseases) and, through collaborative nonclinical proof of concept studies with academic research partners, exploring potential regenerative cell therapy applications.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on June 29, 2015, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

Net Loss

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to development of AV-101, from early preclinical studies through Phase 1 clinical trials, and preparation for Phase 2 clinical development, stem cell research and bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property in support of AV-101 and stem cell technology platform, with the corollary initiatives of recruiting personnel and raising working capital. As of September 30, 2015, we had an accumulated deficit (including cash and non-cash charges) of approximately $121.1 million. Our net loss for the six month periods ended September 30, 2015 and 2014 was $36.6 million and $6.6 million, respectively, including a non-cash loss of approximately $26.7 million attributable to converting over $17.2 million of our indebtedness into equity securities between May 2015 and August 2015. We expect losses to continue for the foreseeable future as we continue development of AV-101 for Major Depressive Disorder and other CNS indications, and pursue NCE drug rescue programs and exploratory regenerative medicine programs related to our stem cell technology platform.

Summary of Six Months Ended September 30, 2015

Although our financial resources have been limited, our scientific personnel and collaborators continue to develop AV-101 for Major Depressive Disorder and other CNS indications and explore drug rescue and regenerative medicine opportunities related to our stem cell technology platform and customized bioassay systems, CardioSafe 3D™ and LiverSafe 3D™.  As indicated previously, we have entered into a Cooperative Research and Development Agreement (CRADA) with the NIH, pursuant to which the NIH is funding and conducting a Phase 2 clinical study of AV-101 in Major Depressive Disorder.

Throughout all of fiscal 2014 and 2015 and the six months ended September 30, 2015, through self-placed private placement transactions and other corporate finance initiatives, our executive management has been focused on raising sufficient operating capital to continue to advance our development of AV-101, as well as other research and development objectives, while meeting our continuing operational needs.  Among our most significant accomplishments during the six months ended September 30, 2015 have been (i) receiving clearance from the FDA and the NIH to initiate the NIH-funded Phase 2 clinical study of AV-101 in subjects with treatment-resistant Major Depressive Disorder (MDD), with Dr. Carlos Zarate, Jr., Chief of the Section on the Neurobiology and Treatment of Mood Disorders and Chief of the Experimental Therapeutics and Pathophysiology Branch at the U.S. National Institutes of Mental Health (NIMH), which is part of the NIH, as Principal Investigator; (ii) expanding our Clinical and Scientific Advisory Board to include Maurizio Fava, MD, a world renowned expert in depressive disorders and psychopharmacology, Director of the Division of Clinical Research of the Massachusetts General Hospital (MGH) Research Institute and Professor of Psychiatry at Harvard Medical School; (iii) preparing to publish preclinical data on AV-101 in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled “The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition;” (iv) successfully negotiating, extinguishing and converting (in self-placed private placement transactions) approximately $17.2 million (a substantial majority) of our outstanding indebtedness into our equity securities; (v) completing self-placed private placement transactions with accredited investors thereby providing additional operating capital through the sale of our equity securities; and (vi) obtaining approval by our stockholders to increase the number of authorized shares of our common stock from 10 million shares to 30 million shares.

To meet our working capital needs, between April 1, 2015 and May 14, 2015, we completed self-placed private placement transactions involving securities purchase agreements with accredited investors  pursuant to which we sold to such accredited investors 2014 Private Placement Units, for aggregate cash proceeds of $280,000, consisting of (i) 10% convertible notes in the aggregate face amount of $280,000 due between April 30, 2015 and May 15, 2015; (ii) an aggregate of 33,000 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 24,250 restricted shares of our common stock at an exercise price of $10.00 per share. Between May 26, 2015 and September 30, 2015, we entered into self-placed private placement transactions involving securities purchase agreements with accredited investors, pursuant to which we sold Series B Preferred Units, for aggregate cash proceeds of $2,722,800, consisting of an aggregate of (i) 388,978 shares of our Series B 10% Convertible Preferred Stock (Series B Preferred); and (ii) five-year warrants to purchase an aggregate of 388,978 shares of our common stock. In connection with the foregoing self-placed private placement transactions, between April 1, 2015 and September 30, 2015, we received aggregate cash proceeds of $3.0 million.

As a matter of course, we seek to minimize cash commitments and expenditures for both internal and external research and development and general and administrative services to the greatest extent possible. The conversion of such a substantial portion of our outstanding indebtedness, much of which was either already due and payable or would have matured within the next nine to twelve months, materially reduced our cash requirements for debt service.

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014 (amounts in thousands).

	Three Months Ended September 30,
	2015	2014
Operating expenses:
Research and development	$1,656	$558
General and administrative	3,731	556
Total operating expenses	5,387	1,114

Loss from operations	(5,387)	(1,114)

Interest expense (net)	(12)	(606)
Change in warrant liabilities	-	1,302
Loss on extinguishment of debt	(1,649)	(1,603)

Loss before income taxes	(7,048)	(2,021)
Income taxes	-	-

Net loss	$(7,048)	$(2,021)
Accrued dividend on Series B Preferred Stock	(615)	-
Deemed dividend on Series B Preferred Stock	(887)	-
Net loss attributable to common stockholders	$(8,550)	$(2,021)

Revenue

We reported no revenue for the quarters ended September 30, 2015 or 2014 and we presently have no revenue generating arrangements.  However, as indicated previously, we have entered into a CRADA with the NIH providing for a Phase 2 clinical study of AV-101 in treatment resistant Major Depressive Disorder.  This Phase 2 study, which began in October 2015, will be funded by the NIH and conducted at the NIH.

Research and Development Expense

Research and development expense totaled $1,656,000 for the quarter ended September 30, 2015, nearly three times the $558,000 reported for the quarter ended September 30, 2014, primarily as a result of the noncash expense related to stock based compensation awards granted in September 2015. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2015	2014
Salaries and benefits	$212	$222
Stock-based compensation	887	101
Consulting and other professional services	24	38
Technology licenses and royalties	434	93
Project-related research and supplies:
AV-101	13	8
Stem cell and all other	21	30
	34	38
Rent	55	55
Depreciation	10	11
Total Research and Development Expense	$1,656	$558

To conserve cash resources, during 2014, Ralph Snodgrass, Ph.D., our Chief Scientific Officer (CSO), voluntarily accepted a temporary salary reduction to substantially less than his contractual pay rate. During the quarter ended September 30, 2015, Dr. Snodgrass has received cash compensation at his contractual base salary rate.  Partially offsetting this increase is the impact of the voluntary resignation of one member of our scientific staff at the end of September 2014 and the voluntary reduction of work hours and pay by another member of our scientific staff beginning in the last quarter of calendar 2014.

The increase in stock based compensation expense for 2015 reflects the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock based compensation expense additionally reflects the ratable amortization of option grants made to scientific staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to our CSO in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to the CSO in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and the warrant grant made to our CSO in March 2013 are fully-vested and fully-expensed at September 30, 2015.

Consulting services reflects fees paid or accrued for scientific services rendered to us by third-parties, primarily by members of our scientific and clinical advisory board.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in 2015, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries several pending patent applications with respect to AV-101 and our stem cell technology platform.

AV-101 expenses in both periods presented reflect the costs associated with monitoring for and responding to potential feedback related to the Phase 1 clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd. Expenses in 2015 also include costs related to updating documentation to facilitate the Phase 2 clinical trial of AV-101 in treatment resistant Major Depressive Disorder to be sponsored and conducted by the NIH. Stem cell and other project related expenses in both periods were minimal.

General and Administrative Expense

General and administrative expense increased significantly, to $3.7 million, for the quarter ended September 30, 2015 compared to the $556,000 reported for the quarter ended September 30, 2014, primarily as a result of the noncash expense related to stock based compensation awards granted in September 2015 and increased professional services fees.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2015	2014
Salaries and benefits	$172	$136
Stock-based compensation	2,854	104
Consulting Services	28	28
Legal, accounting and other professional fees	511	133
Investor relations	22	34
Insurance	34	33
Travel expenses	38	27
Rent and utilities	39	39
All other expenses	33	22
Total General and Administrative Expense	$3,731	$556

To conserve cash resources, during 2014, each of Shawn Singh, our Chief Executive Officer, and Jerrold Dotson, our Chief Financial Officer, voluntarily accepted a temporary salary reduction to substantially less than his contractual or agreed pay rate. During the quarter ended September 30, 2015, both Messrs. Singh and Dotson have received cash compensation at their respective contractual base salary rate. Pay rates and administrative employee headcount have otherwise remained stable between the periods reported.

The increase in noncash stock based compensation expense for 2015 reflects the $2,840,700 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase an aggregate of 500,000 shares of our common stock granted to our officers, independent members of our Board of Directors and certain administrative consultants. Stock based compensation expense additionally reflects the ratable amortization of option grants made to administrative staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to certain officers and independent members of our Board of Directors in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to officers and directors in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and warrant grants made to our officers and independent members of our Board of Directors in March 2013 are fully-vested and fully-expensed at September 30, 2015.

Consulting services primarily includes fees accrued for the services of independent members of our Board of Directors.

The increase in legal, accounting and other professional service fees results primarily from the $337,500 noncash quarterly expense recognized pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016. As described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, the value of the Series B Preferred grants was recorded as a prepaid expense at the date of the grant and is being expensed ratably over the twelve months ending June 30, 2016.  Legal expense for 2015 also includes one-time fees associated with the conversion of our promissory notes and other debt into our Series B Preferred.

In both periods, travel expenses reflect costs associated with meetings with accredited investors in connection with self-placed private placements of our securities, and in 2015, with various creditors in connection with extinguishment of a substantial portion of our indebtedness.

Interest and Other Expenses, Net

Interest expense, net totaled $12,000 for the quarter ended September 30, 2015, a significant decrease compared to the $606,000 reported for the quarter ended September 30, 2014 resulting from the extinguishment of substantially all of our promissory notes, as well as other indebtedness, by conversion into our Series B Preferred and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2015	2014
Interest expense on promissory notes	$13	$308
Amortization of discount on promissory notes	14	317
Other interest expense, including on capital leases and premium financing	1	3
	28	628
Effect of foreign currency fluctuations on notes payable	(16)	(20)
Interest income	-	(2)

Interest expense, net	$12	$606

The substantial overall decrease in interest expense on promissory notes and the related amortization of discounts on such notes between the periods primarily reflects the cessation of interest accrual and discount amortization upon the extinguishment and conversion of all outstanding Senior Secured Convertible Notes, 2014 Unit Notes and other outstanding promissory notes into shares of our Series B Preferred between May 2015 and August 2015.

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum Long Term Growth VII, LLC (Platinum), our largest investor, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon Platinum’s exchange of the shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment and other anti-dilution features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 8, Capital Stock, and Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the warrants to fix the exercise price thereof and eliminated the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, we eliminated the entire warrant liability with respect to these warrants during the quarter ended June 30, 2015. During the quarter ended September 30, 2014, we recognized noncash income of $1,301,800 related to the net decrease in the estimated fair value of the warrant liabilities since March 31, 2014, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, during the quarter ended September 30, 2015, we eliminated the outstanding balances of an additional approximately $1.8 million of promissory notes and other debt after having eliminated the outstanding balances of approximately $15.4 million of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto, in the quarter ended June 30, 2015, by converting such balances into shares of Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness in both the quarters ended June 30, 2015 and September 30, 2015 exceeded the carrying value of the debts, we incurred losses on each of the extinguishments. During the quarter ended September 30, 2015, we recorded an aggregate net noncash loss of $1,649,300 attributable to the extinguishment of debt converted into Series B Preferred.

In July 2014, we entered into an agreement with Platinum, as further amended in September 2014, pursuant to which Platinum agreed to convert into our unregistered equity securities all then outstanding Senior Secured Notes and related accrued interest held by Platinum upon our consummation prior to October 31, 2014 of either a Private Financing or a Public Offering, each as defined in the agreement. Prior to the agreement, the Senior Secured Notes were convertible, at Platinum’s option, at any time prior to maturity at a conversion price of $10.00 per share. The modification of the conversion feature in the Senior Secured Notes was treated as an extinguishment of debt for accounting purposes and we recognized a noncash loss on the extinguishment of debt in the aggregate amount of $1,603,400 attributable to the amendment in the quarter ended September 30, 2014.

We allocated proceeds from the self-placed private placement sales of Series B Preferred Units during the quarter ended September 30, 2015 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference, for accounting purposes, between the relative fair value per share of the Series B Preferred, approximately $4.05 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $886,900 in arriving at net loss attributable to common stockholders for the quarter ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.  Further, we have recognized $614,700 representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders for the quarter ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Comparison of Six Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended September 30, 2015 and 2014 (amounts in thousands).

	Six Months Ended September 30,
	2015	2014
Operating expenses:
Research and development	$2,029	$1,032
General and administrative	5,179	1,353
Total operating expenses	7,208	2,385

Loss from operations	(7,208)	(2,385)

Interest expense (net)	(767)	(1,391)
Change in warrant liabilities	(1,895)	(425)
Loss on extinguishment of debt	(26,700)	(2,371)

Loss before income taxes	(36,570)	(6,572)
Income taxes	(2)	(2)

Net loss	$(36,572)	$(6,574)
Accrued dividend on Series B Preferred Stock	(828)	-
Deemed dividend on Series B Preferred Stock	(1,143)	-
Net loss attributable to common stockholders	$(38,543)	$(6,574)

Revenue

We reported no revenue for the six month periods ended September 30, 2015 or 2014 and we presently have no revenue generating arrangements.  However, as indicated previously, we have entered into a CRADA with the NIH providing for a Phase 2 clinical study of AV-101 in treatment resistant Major Depressive Disorder.  This Phase 2 study, which began in October 2015, will be funded by the NIH and conducted at the NIH.

Research and Development Expense

Research and development expense totaled $2.0 million for the six months ended September 30, 2015 compared to $1.0 million for the six months ended September 30, 2014, primarily as a result of the noncash expense related to stock based compensation awards granted in September 2015, as well as patent- and technology license-related expenses.  The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2015	2014
Salaries and benefits	$414	$450
Stock-based compensation	905	199
Consulting and other professional services	46	62
Technology licenses and royalties	487	134
Project-related research and supplies:
AV-101	24	16
Stem cell and all other	23	38
	47	54
Rent	108	110
Depreciation	21	22
All other	1	-

Total Research and Development Expense	$2,029	$1,031

        To conserve cash resources, during 2014, Ralph Snodgrass, Ph.D., our Chief Scientific Officer (CSO), voluntarily accepted a temporary salary reduction to substantially less than his contractual pay rate. During the six months ended September 30, 2015, Dr. Snodgrass has received cash compensation at his contractual base salary rate.  Partially offsetting this increase is the impact of the voluntary resignation of one member of our scientific staff at the end of September 2014 and the voluntary reduction of work hours and pay by another member of our scientific staff beginning in the last quarter of calendar 2014.

The increase in stock based compensation expense for 2015 reflects the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock based compensation expense additionally reflects the ratable amortization of option grants made to scientific staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to our CSO in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to the CSO in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and a warrant grant made to our CSO in March 2013 are fully-vested and fully-expensed at September 30, 2015.

Consulting services reflects fees paid or accrued for scientific services rendered to us by third-parties, primarily by members of our scientific and clinical advisory board.

Technology license expense reflects both recurring annual fees as well as costs for patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements, as well as those we elected to make for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in 2015, this expense includes costs we have incurred to advance, in the U.S. and numerous foreign counties, patent applications with respect to both AV-101 and our stem cell technology platform.

AV-101 expenses in both periods presented reflect the costs associated with monitoring for and responding to potential feedback related to the Phase 1 clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd. Expenses incurred during the six months ended September 30, 2015 also include costs related to updating documentation to facilitate the Phase 2 clinical trial of AV-101 in treatment resistant Major Depressive Disorder to be fully funded and conducted by the NIH.  Stem cell and other project related expenses in both periods were minimal.

General and Administrative Expense

General and administrative expense was $5.2 million for the six months ended September 30, 2015 compared to $1.4 million reported for the six months ended September 30, 2014, primarily as a result of the noncash expense related to stock based compensation awards granted in September 2015, as well as increased professional services fees.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2015	2014
Salaries and benefits	$348	$276
Stock-based compensation	2,865	210
Consulting Services	56	56
Legal, accounting and other professional fees	1,470	506
Investor relations	56	64
Insurance	72	71
Travel expenses	55	42
Rent and utilities	76	78
Warrant modification expense	122	-
All other expenses	59	50
Total General and Administrative Expense	$5,179	$1,353

To conserve cash resources, during 2014, each of Shawn Singh, our Chief Executive Officer, and Jerrold Dotson, our Chief Financial Officer, voluntarily accepted a temporary salary reduction to substantially less than his contractual or agreed pay rate. During the six months ended September 30, 2015, both Messrs. Singh and Dotson have received cash compensation at their respective contractual base salary rate. Pay rates and administrative employee headcount have otherwise remained stable between the periods reported.

The increase in stock based compensation expense for 2015 reflects the $2,840,700 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase an aggregate of 500,000 shares of our common stock granted to our officers, independent members of our Board of Directors and certain administrative consultants. Stock based compensation expense additionally reflects the ratable amortization of option grants made to administrative staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to certain officers and independent members of our Board of Directors in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to officers and directors in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and warrant grants made to our officers and independent members of our Board of Directors in March 2013 are fully-vested and fully-expensed at September 30, 2015.

Consulting services primarily includes fees accrued for the services of independent members of our Board of Directors.

The increase in legal, accounting and other professional service fees results primarily from (i) the $337,500 quarterly noncash expense recognized pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016; (ii) the grant of an aggregate of 50,000 shares of our common stock having an aggregate fair value of $500,000 pursuant to two corporate development contracts initiated during the quarter ended June 30, 2015; and (iii) the grant of 25,000 shares of our Series B Preferred having a fair value of $250,000 to legal counsel as compensation for services in connection with our debt restructuring and other corporate finance matters. As described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, the $1,350,000 fair value of the 90,000 shares of Series B Preferred was recorded as a prepaid expense at the date of the grant and is being expensed ratably over the twelve months ending June 30, 2016. Legal expense for 2015 also includes one-time cash fees associated with the conversion of our promissory notes and other debt into our Series B Preferred. Professional services expense for 2014 also includes $204,000 attributable to a consulting agreement for strategic advisory and business development services that has now expired. In both years, professional services fees include the expense related to the annual audit of the prior year financial statements.

Outsourced investor relations service expenses are essentially flat between periods.

In both periods, travel expense reflects costs associated with meetings with accredited investors in connection with the self-placed private placements of our securities, and in 2015, with various creditors in connection with extinguishment of a substantial portion of our indebtedness.

Warrant modification expense in 2015 reflects the impact of June 2015 strategic reductions in the exercise price of certain outstanding warrants, generally from $30.00 per share to $10.00 per share.

Interest and Other Expenses, Net

Interest expense, net totaled $767,300 for the six months ended September 30, 2015 compared to the $1,390,500 reported for the six months ended September 30, 2014, reflecting the extinguishment of substantially all of our promissory notes and related discounts by conversion into our Series B Preferred between May 2015 and August 2015. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2015	2014
Interest expense on promissory notes	$206	$592
Amortization of discount on promissory notes	565	799
Other interest expense, including on capital leases and premium financing	2	5
	773	1,396
Effect of foreign currency fluctuations on notes payable	(6)	-
Interest income	-	(5)
Interest expense, net	$767	$1,391

The substantial overall decrease in interest expense on promissory notes and the related amortization of discounts on such notes between the periods primarily reflects (i) accrued interest and discount amortization recorded for the issuances between July 2014 and May 2015 of an aggregate of approximately $1.8 million of 10% convertible promissory notes (2014 Unit Notes); and (ii) the offsetting cessation of interest accrual and discount amortization upon the conversion of all outstanding Senior Secured Convertible Notes, 2014 Unit Notes and other outstanding promissory notes aggregating approximately $13.3 million into shares of our Series B Preferred between May 2015 and August 2015.

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon Platinum’s exchange of the shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 8, Capital Stock, and Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the various warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, during the quarter ended June 30, 2015, we adjusted these Platinum warrants to their fair value, estimated to be $4,903,200, reflecting an increase of $1,894,700 since March 31, 2015, resulting primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants, and then subsequently eliminated the entire warrant liability with respect to these warrants. During the six months ended September 30, 2014, we recognized noncash expense of $425,400 related to the net increase in the estimated fair value of the warrant liabilities since March 31, 2014, which resulted primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, between May 12, 2015 and September 30, 2015, we have extinguished the outstanding balances of approximately $17.2 million of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto that were either already due and payable or would have otherwise matured prior to March 31, 2016 by converting such balances into shares of our Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness exceeded the carrying value of the debts, we incurred noncash losses on each of the extinguishments. Additionally, under the terms of the Platinum Agreement, we issued to Platinum 400,000 shares of Series B Preferred having an aggregate fair value of $4.0 million and Series B Warrants to purchase 1.2 million shares of our common stock having an aggregate of fair value of $8,270,900. We recognized this aggregate fair value as an additional noncash component of loss on extinguishment of debt. Many of the 2014 Unit Notes that were converted into Series B Preferred contained a beneficial conversion feature at the time they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time the 2014 Unit Notes were extinguished and converted, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt. We recorded an aggregate net noncash loss of $26.7 million attributable to the extinguishment of the indebtedness converted into Series B Preferred.

During the quarter ended June 30, 2014, we entered into agreements with substantially all holders of our 2013 Unit Notes and 2013 Unit Warrants to amend certain terms of the notes and the warrants to essentially conform them to the 2014 Unit Notes and 2014 Unit Warrants. We treated the amendments as an extinguishment of debt for accounting purposes and recognized noncash losses on the extinguishment of debt in the aggregate amount of $526,200 attributable to the amendments. We also recognized an additional $241,800 as a noncash loss on extinguishment of debt as a result of the promissory note, shares of our common stock and warrants issued to Icahn School of Medicine at Mount Sinai in settlement of stem cell technology license maintenance fees and reimbursable patent prosecution costs during the quarter ended June 30, 2014. In July 2014, we entered into an agreement with Platinum, as further amended in September 2014, pursuant to which Platinum agreed to convert into our unregistered equity securities all then outstanding Senior Secured Notes and related accrued interest held by Platinum upon our consummation prior to October 31, 2014 of either (i) a Private Financing or a Public Offering, each as defined in the agreement. Prior to the agreement, the Senior Secured Notes were convertible, at Platinum’s option, at any time prior to maturity at a conversion price of $10.00 per share. The modification of the conversion feature in the Senior Secured Notes was treated as an extinguishment of the debt for accounting purposes and we recognized a non-cash loss on the extinguishment of debt in the aggregate amount of $1,603,400 attributable to the amendment in the quarter ended September 30, 2014.

We allocated the proceeds from the self-placed private placement sales of Series B Preferred Units between May 2015 and September 30, 2015 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference, for accounting purposes, between the relative fair value per share of the Series B Preferred, approximately $4.06 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $1,143,100 in arriving at net loss attributable to common stockholders for the six months ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.  Further, we have recognized $828,000 representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders for the six months ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2015, we have financed our operations through (1) the issuance and sale of our common stock, preferred stock, warrants for common stock, and promissory notes for aggregate cash proceeds of approximately $32.2 million; (2) issuance of common stock and preferred stock with an approximate value at issuance of $28.7 million as consideration for, among other things, technology licenses and patent prosecution, sponsored research, contract research, drug development, drug manufacturing, regulatory services, and legal, investor relations, corporate development and financial advisory services; and (3) receipt of aggregate non-dilutive cash proceeds of approximately $16.4 million from government research and development grant awards and strategic collaboration transactions.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, between March 31, 2015 and September 30, 2015, we created our Series B 10% Convertible Preferred Stock (Series B Preferred) and eliminated the outstanding balances of approximately $17.2 million of promissory notes, other indebtedness and certain adjustments thereto that was either already due and payable or would have otherwise matured prior to March 31, 2016, through conversion into our Series B Preferred and, with respect to a portion of the indebtedness converted, warrants to purchase common stock. More specifically, through September 30, 2015, we have extinguished and converted the outstanding balances of (i) all of the Senior Secured Convertible Promissory Notes originally issued to Platinum, (ii) all of the 2014 Unit Notes outstanding at March 31, 2015 and those issued subsequently, and (iii) substantially all other outstanding promissory notes and accounts payable, including those issued to Cato Research Ltd., Cato Holding Company, Morrison & Foerster (Note A and Note B), University Health Network, McCarthy Tetrault, Desjardins Securities, Burr Pilger & Mayer, National Jewish Health, MicroConstants and several others, through the issuance of an aggregate of 2,618,917 shares of our Series B Preferred. Additionally, through September 30, 2015, in our self-placed private placement of Series B Units, we have sold additional Series B Preferred Units consisting of an aggregate of 388,978 unregistered shares of Series B Preferred and five year warrants to purchase 388,978 shares of our common stock, and we have received cash proceeds of $2,722,800.

At September 30, 2015, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations over the next twelve months, including expected cash expenditures of approximately $6.0 million. However, as described in greater detail in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, on August 3, 2015, we entered into an agreement with Platinum pursuant to which Platinum agreed to purchase an additional $3.0 million of our Series B Preferred and Series B Warrants between August 15, 2015 and October 15, 2015 (August 2015 Platinum Agreement). At September 30, 2015, Platinum had purchased an additional $500,000 of Series B Preferred and Series B Warrants under the August 2015 Platinum Agreement. We believe that the August 2015 Platinum Agreement and our participation in potential strategic collaborations, including potential transactions involving AV-101 such as our February 2015 CRADA with the NIMH providing for a Phase 2A study of AV-101 in treatment-resistant MDD patents, funded by the NIH, may provide resources to support a portion of our future cash needs and working capital requirements, however, no assurances can be provided.  When and as necessary, we have and will continue to seek to raise sufficient financing through conversion, exchange, issuance, and sale of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of strategic opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, our stem cell technology platform, including drug rescue and exploratory research and development efforts related to regenerative medicine, and the success of such programs, the availability of, and our ability to obtain, government grant awards and our ability to enter into strategic collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and potential drug rescue and regenerative medicine applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including salaries and benefits, and costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(2,330)	$(1,533)
Net cash used in investing activities	-	-
Net cash provided by financing activities	2,954	1,533
Net increase in cash and cash equivalents	624	-
Cash and cash equivalents at beginning of period	70	-
Cash and cash equivalents at end of period	$694	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Report, we were not party to any legal matters or claims.

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business depends heavily on the successful non-clinical and clinical development, regulatory approval and commercialization of AV-101 for depression, including for Major Depressive Disorder (MDD), and various other diseases and disorders involving the central nervous system (CNS), as well as our ability to produce, develop and commercialize new chemical entities (NCEs) from our drug rescue programs. AV-101 will require substantial additional Phase 2 and Phase 3 clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Each drug rescue NCE will require substantial non-clinical development, all phases of clinical development, and regulatory approval before we are permitted to commence its commercialization. The non-clinical studies and clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our non-clinical studies or clinical trials. This process can take many years and may also include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our non-clinical studies and clinical trials, we cannot assure you that AV-101 or any other product candidate will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In October 2015, we began a Phase 2 clinical trial involving AV-101, to study its safety, tolerability and efficacy in patients with MDD. If our Phase 2 clinical trial of AV-101 is successful, we expect the FDA to require us to complete at least one pivotal Phase 2b clinical trial and at least one pivotal Phase 3 clinical trial in order to submit an NDA for AV-101 as a treatment for MDD. However, the FDA may require that we conduct more than one Phase 2b clinical study and more than one Phase 3 pivotal trial of AV-101 before we can submit an NDA. The FDA may also require that we conduct additional toxicity studies and additional non-clinical studies before submitting an NDA for AV-101.

Obtaining FDA approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of AV-101 or any of our product candidates for many reasons, including, among others:

  •           we may not be able to demonstrate that our product candidate is safe and effective in treating a human disease or disorder, to the satisfaction of the FDA;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully commercialize AV-101 or any other product candidate we may develop, including drug rescue NCEs. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We intend to seek FDA Fast Track designation for AV-101 for treatment of MDD, and we may do so for other product candidates as well. If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe AV-101 and other product candidates are eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures. Even if granted, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients suffering from MDD has not been established with precision. If the actual number of patients with MDD is smaller than we anticipate, we or our collaborators may encounter difficulties in enrolling patients in AV-101 clinical trials, including our recently-initiated NIH-funded Phase 2 clinical study of AV-101 in MDD, thereby delaying or preventing clinical development.  Further, if AV-101 is approved for treatment of MDD, and the market for this indication is smaller than we anticipate, our ability to achieve profitability could be limited.

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

If serious adverse events or other undesirable side effects are identified during the use of AV-101 in clinical trials, it may adversely effect our development of AV-101 for MDD and other CNS indications.

AV-101 is currently being tested in an NIH investigator sponsored Phase 2 clinical trial for the treatment of MDD and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of AV-101 are observed in investigator sponsored clinical trials of AV-101 or our clinical trials, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business.

Positive results from early pre-clinical studies and clinical trials of AV-101 or other product candidates are not necessarily predictive of the results of later pre-clinical studies and clinical trials of such product candidates. If we cannot replicate the positive results from our earlier pre-clinical studies and clinical trials of AV-101 or other product candidates in our later pre-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from pre-clinical studies of our product candidates, and any positive results we may obtain from early clinical trials of our product candidates, may not necessarily be predictive of the results from required later pre-clinical studies and clinical trials. Similarly, even if we are able to complete our planned pre-clinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our pre-clinical studies and clinical trials of our product candidates may not be replicated in subsequent pre-clinical studies or clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in pre-clinical studies and clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not yet completed a Phase 2 clinical trial for AV-101, and if we fail to produce positive results in our NIH-sponsored Phase 2 clinical trial of AV-101 in MDD, the development timeline and regulatory approval and commercialization prospects for AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

            We and the NIH have commenced an NIH-funded Phase 2 clinical trial of AV-101 as a treatment for MDD. We will need to complete at least two additional large clinical trials prior to the submission of an NDA for AV-101 as a treatment for MDD. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of AV-101 for MDD and any other product candidates we may develop. We do not know whether the NIH-funded Phase 2 study of AV-101 or any of our future-planned clinical trials will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

  •           the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

  •           delays in filing or receiving approvals of additional INDs that may be required;

  •           negative results from our ongoing pre-clinical studies;

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

  •           reports from pre-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

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

Changes in regulatory requirements, FDA guidance or unanticipated events during our pre-clinical studies and clinical trials of our product candidates may occur, which may result in changes to pre-clinical studies and clinical trial protocols or additional pre-clinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our pre-clinical studies and clinical trials may force us to amend pre-clinical studies and clinical trial protocols or the FDA may impose additional pre-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our pre-clinical studies may adversely impact the cost, timing, or successful completion of those pre-clinical studies. If we experience delays completing, or if we terminate, any of our pre-clinical studies or clinical trials, or if we are required to conduct additional pre-clinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

Although we intend to design our clinical trials for our product candidates, we plan to have CROs, and in the case of our initial AV-101 Phase 2 study in MDD, the NIH, conduct the AV-101 Phase 2 and Phase 3 clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs or the NIH, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the NIH or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of AV-101 and other product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs or the NIH devote to our program or our clinical products. If we are unable to rely on clinical data collected by our CROs or the NIH, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We do not have long-term supply agreements in place with our contract manufacturers and each batch of our product candidates is individually contracted under a quality and supply agreement. If we engage new contract manufacturers, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities AV-101 and other product candidates, if approved. Our current scale of manufacturing for AV-101 is adequate to support our currently planned needs for additional pre-clinical studies and clinical trial supplies.

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

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must either build our sales, marketing, managerial and other non-technical capabilities or make contractual arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Currently, management is unaware of any FDA-approved therapy for treatment resistant MDD with the same mechanism of action as AV-101. However, products approved for other indications, for example, the anesthetic ketamine, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 may have therapeutic potential. Additionally, other treatment options, such psychotherapy and electroconvulsive therapy, or ECT, are sometimes used before or instead of antidepressant medications to treat patients with MDD.

In the field of new generation antidepressants focused on modulation of the NMDA receptor at the glycine binding site, we believe our principal competitor is Allergan, which recently acquired from and is now developing both GLYX-13 and NRX-1074 for treatment-resistant MDD.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  We believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, epilepsy, neuropathic pain, Parkinson’s disease and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Allergan, Alkermes, Astra Zeneca, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Lundbeck, Merck, Novartis, Otsuka, Pfizer, Roche, Sumitomo Dainippon, Teva and Takeda.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. Although AV-101 is in Phase 2 clinical development, we may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on our AV-101 and NCE drug rescue programs. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our future success is highly dependent upon our ability to successfully develop and commercialize AV-101 and discover, produce, develop and commercialize proprietary NCEs through drug rescue programs using our stem cell technology, human cells derived from stem cells, our customized human cell-based bioassay systems and medicinal chemistry, and we cannot provide any assurance that we will successfully develop and commercialize AV-101 or drug rescue NCEs, or that, if produced, AV-101 or any drug rescue NCE will be successfully commercialized.

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

•	our medicinal chemistry collaborator’s ability to design and produce proprietary drug rescue NCEs based on the novel biology and structure-function insight we provide using CardioSafe 3D; and

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

Some of our research and development programs may involve the use of human cells derived from our controlled differentiation of human embryonic stem cells (hESCs). Some believe the use of hESCs gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to differentiation of hESCs may become the subject of adverse commentary or publicity, which could significantly harm the market price of our common stock. Although now substantially less than in years past, certain political and religious groups in the United States and elsewhere voice opposition to hESC technology and practices. We may use hESCs derived from excess fertilized eggs that have been created for clinical use in in vitro fertilization (IVF) procedures and have been donated for research purposes with the informed consent of the donors after a successful IVF procedure because they are no longer desired or suitable for IVF. Certain academic research institutions have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of future collaborative research opportunities with such institutions, thereby potentially impairing our ability to conduct certain research and development in this field that we believe is necessary to expand the drug rescue capabilities of our technology, which would have a material adverse effect on our business.

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

The foregoing potential ethical concerns do not apply to our use of induced pluripotent stem cells (iPSCs) because their derivation does not involve the use of embryonic tissues.

We have assumed that the biological capabilities of iPSCs and hESCs are likely to be comparable. If it is discovered that this assumption is incorrect, our exploratory research and development activities focused on potential regenerative medicine applications of our stem cell technology platform could be harmed.

We may use both hESCs and iPSCs to produce human cells for our customized in vitro assays for drug discovery and drug rescue purposes. However, we anticipate that our future exploratory research and development, if any, focused on potential regenerative medicine applications of our stem cell technology platform primarily will involve iPSCs. With respect to iPSCs, we believe scientists are still somewhat uncertain about the clinical utility, life span, and safety of such cells, and whether such cells differ in any clinically significant ways from hESCs. If we discover that iPSCs will not be useful for whatever reason for potential regenerative medicine programs, this would negatively affect our ability to explore expansion of our platform in that manner, including, in particular, where it would be preferable to use iPSCs to reproduce rather than approximate the effects of certain specific genetic variations.

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

To the extent our research and development activities involve using iPSCs, we will be subject to complex and evolving laws and regulations regarding privacy and informed consent. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our research and development programs and objectives, increased cost of operations or otherwise harm the Company.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer and Chief Financial Officer, as well as other employees, consultants and scientific collaborators. As of the date of this Quarterly Report on Form 10-Q, we have eight full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of AV-101, drug rescue NCEs, other product candidates, and other applications of our stem cell technology, including our production and assessment of potential drug recuse NCEs or disrupt our administrative functions.

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

As we seek to advance development of AV-101 for MDD and other CNS-related conditions, as well as cell production, bioassay development, drug discovery, drug rescue and development unrelated to AV-101, and stem cell technology-related regenerative medicine programs, we will need to expand our research and development capabilities and/or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research and development efforts effectively and hire, train and integrate additional management, administrative and technical personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the company.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $13.9 million and $3.0 million during the fiscal years ending March 31, 2015 and 2014, respectively.  As of September 30, 2015, we had an accumulated deficit (including cash and substantial noncash expenses) of approximately $121.1 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Unless we enter into a strategic development and commercialization collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize our product candidates. Even if we initiate and successfully complete pivotal clinical trials of our product candidates, and our product candidates are approved for commercial sale, and despite expending these costs, our product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

At September 30, 2015, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months. However, as described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, on August 3, 2015, we entered into an agreement with Platinum pursuant to which Platinum agreed to purchase an additional $3.0 million of our Series B Preferred and Series B Warrants between August 15, 2015 and October 15, 2015 (August 2015 Platinum Agreement). At September 30, 2015, Platinum had purchased an additional $500,000 of Series B Preferred and Series B Warrants under the August 2015 Platinum Agreement. In addition, in February 2015, we entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. National Institutes of Health (NIH), under which CRADA the NIH is fully funding and conducting the initial Phase 2 clinical efficacy and safety of AV-101 in Major Depressive Disorder. However, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds. As the outcome of our AV-101and drug rescue development activities and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to obtain regulatory approval for, and to commercialize, our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We are considering a range of potential sources of funding, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we intend to complete additional financing arrangements prior to the end of 2015. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue, including AV-101 and drug rescue NCEs;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	market acceptance of our products;

•	the effect of competing technological and market developments;

•	our ability to obtain government funding for our programs;

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

Any additional fundraising efforts will divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion or exchange of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We intend to seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are or could become important to our business, and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. See “Business—Licenses” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, filed with the SEC on June 29, 2015, for a description of our license agreements, which includes a description of the termination provisions of these agreements.

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

Since we became a publicly-traded company in May 2011, there has been a limited public market for shares of our common stock on the OTC Markets’ OTCQB Marketplace (“OTCQB”). We do not yet meet the initial listing standards of the New York Stock Exchange, the NASDAQ Capital Market, or other similar national securities exchanges. Until our common stock is listed on a broader exchange, we anticipate that it will remain quoted on the OTCQB. In that venue, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This could also make it more difficult to raise additional capital.

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

Future sales and issuances of our common stock may cause our stock price to decline.

Sales or issuances of a substantial number of shares of our common stock in the public market or the perception that these sales or issuances might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

The stock market in general, and biotechnology-based companies like ours in particular, has frequently experienced volatility in the market prices for securities that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain recent situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against such company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results. Additionally, if the trading volume of our common stock remains low and limited there will be an increased level of volatility and you may not be able to generate a return on your investment.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Future sales of shares by existing stockholders could cause our stock price to decline, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Prior to this date of this Quarterly Report on Form 10-Q, there has been a highly limited public market for shares of our common stock on the OTCQB. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the exchange of our Series A Preferred and Series B Preferred, and the exercise of outstanding options and warrants for common stock which are issuable upon exercise of warrants, in the public market, or the perception that these sales and issuances might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

Our principal institutional stockholders may continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes in control.

Certain of our current institutional stockholders and their respective affiliates own a substantial portion of our outstanding capital stock, including our common stock, Series A Preferred Stock and Series B 10% Convertible Preferred Stock, which preferred stock is convertible into a substantial number of shares of common stock, as well as warrants for our common stock.  Accordingly, these stockholders may exert significant influence over us and over the outcome of any corporate actions requiring approval of holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. Furthermore, the interests of our principal institutional stockholders may not always coincide with your interests or the interests of other stockholders may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

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

Following approval by our stockholders in October 2011, our Articles of Incorporation permit us to issue up to 10.0 million shares of preferred stock.  Our Board of Directors has authorized the issuance of both 500,000 shares of Series A Preferred, all of which shares are currently issued and outstanding, and 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 3.4 million shares are issued and outstanding as of September 30, 2015. Our Board of Directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units in Series B Preferred Unit Private Placement

Between August 13, 2015 and November 13, 2015, we entered into self-placed private placement transactions involving securities purchase agreements with accredited investors, pursuant to which we sold Series B Preferred Units consisting of an aggregate of (i) 117,145 shares of our Series B 10% Convertible Preferred Stock (Series B Preferred); and (ii) five-year warrants to purchase an aggregate of 117,145 shares of our Common Stock at a fixed exercise price of $7.00 per share, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions (Series B Warrants).  We received cash proceeds of $820,000, which we expect to use for general corporate purposes. The figures reported above include 92,859 shares of Series B Preferred and Series B Warrants to purchase 92,859 shares of our Common Stock sold to Platinum for cash proceeds of $650,000 in accordance with the terms of the August 3, 2015 Agreement with Platinum. The Series B Preferred Units were offered and sold in a self-placed private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Each share of Series B Preferred is convertible, at the option of the Holder (Voluntary Conversion), into one (1) share of our Common Stock at a fixed conversion price of $7.00 per share, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions (Fixed Conversion Price). All shares of Series B Preferred are also convertible automatically into Common Stock (Automatic Conversion) upon the closing or effective date of any of the following transactions or events: (i) a strategic transaction involving AV-101, our clinical-stage, orally-available new drug candidate for Major Depressive Disorder and other diseases and disorders of the central nervous system, with an initial up-front cash payment to us of at least $10.0 million; (ii) a registered public offering of Common Stock with aggregate gross proceeds to us of at least $10.0 million; or (iii) for 20 consecutive trading days our Common Stock trades at least 20,000 shares per day with a daily closing price of at least $12.00 per share; provided, however, that Automatic Conversion and Voluntary Conversion (collectively, Conversion) are subject to customary beneficial ownership blockers. Prior to Conversion, shares of Series B Preferred will accrue dividends, payable only in unregistered shares of Common Stock, at a rate of 10% per annum (the Accrued Dividend). The Accrued Dividend will be payable only on the date of Conversion solely in that number of shares of Common Stock equal to the Accrued Dividend.

Grant of Warrants to Directors, Officers and Others

On September 2, 2015, we granted warrants to purchase an aggregate of 650,000 shares of our unregistered common stock at an exercise price of $9.25 per share to our officers, the independent members of our Board of Directors and certain consultants who are accredited investors. We will receive all proceeds from the exercise of these warrants; however, there can be no assurance that we will receive any proceeds therefrom. The warrants were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Amendment to the Articles of Incorporation of VistaGen Therapeutics, Inc., dated August 24, 2015, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed August 25, 2015

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: November 16, 2015