Form 10-Q
period 2015-12-31
VistaGen Therapeutics, Inc.
filed 2016-02-16
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2016, 2,272,406 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2015

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,158,400	$70,000
Prepaid expenses and other current assets	728,300	35,700
Total current assets	1,886,700	105,700
Property and equipment, net	78,600	117,100
Security deposits and other assets	46,900	46,900
Total assets	$2,012,200	$269,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,097,600	$2,251,100
Accrued expenses	929,100	1,206,500
Current maturities of senior secured convertible promissory notes and accrued interest	-	4,146,100
Current portion of notes payable, net of discount of $0 at December 31, 2015 and $474,500 at March 31, 2015, and accrued interest	73,800	4,117,000
Current portion of notes payable to related parties, net of discount of $0 at December 31, 2015 and $54,500 at March 31, 2015, and accrued interest	-	1,508,800
Convertible promissory notes and accrued interest, net of discount of $0 at December 31, 2015 and $180,000 at March 31, 2015, respectively	-	4,157,600
Capital lease obligations	1,100	1,000
Total current liabilities	2,101,600	17,388,100

Non-current liabilities:
Senior secured convertible promissory notes and accrued interest	-	296,200
Notes payable	29,300	35,600
Warrant liability	-	3,008,500
Accrued dividends on Series B Preferred Stock	1,415,800	-
Deferred rent liability	63,500	83,000
Capital lease obligations	300	1,100
Total non-current liabilities	1,508,900	3,424,400
Total liabilities	3,610,500	20,812,500

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2015 and March 31, 2015:
Series A Preferred, 500,000 shares authorized and outstanding at December 31, 2015 and March 31, 2015	500	500
Series B Preferred, 4,000,000 shares and no shares authorized at December 31, 2015 and March 31, 2015, respectively; 3,588,863 shares and no shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	3,600	-
Common stock, $0.001 par value; 30,000,000 shares and 10,000,000 shares authorized at December 31, 2015 and March 31, 2015, respectively; 1,965,170 shares and 1,677,110 shares issued at December 31, 2015 and March 31, 2015 respectively	2,000	1,700
Additional paid-in capital	125,605,200	67,945,800
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2015 and March 31, 2015, respectively	(3,968,100)	(3,968,100)
Accumulated deficit	(123,241,500)	(84,522,700)
Total stockholders’ deficit	(1,598,300)	(20,542,800)
Total liabilities and stockholders’ deficit	$2,012,200	$269,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Operating expenses:
Research and development	806,300	445,400	$2,835,000	$1,476,600
General and administrative	1,335,500	671,300	6,514,500	2,024,600
Total operating expenses	2,141,800	1,116,700	9,349,500	3,501,200
Loss from operations	(2,141,800)	(1,116,700)	(9,349,500)	(3,501,200)
Other expenses, net:
Interest expense, net	(2,500)	(792,400)	(769,800)	(2,182,900)
Change in warrant liability	-	953,700	(1,894,700)	528,300
Loss on extinguishment of debt	-	-	(26,700,200)	(2,371,400)
Other expense	(2,300)	(134,900)	(2,300)	(134,900)
Loss before income taxes	(2,146,600)	(1,090,300)	(38,716,500)	(7,662,100)
Income taxes	-	-	(2,300)	(2,400)

Net loss and comprehensive loss	$(2,146,600)	$(1,090,300)	$(38,718,800)	$(7,664,500)
Accrued dividends on Series B Preferred stock	(631,300)	-	(1,459,300)	-
Deemed dividend on Series B Preferred Units	(668,700)	-	(1,811,800)	-

Net loss attributable to common stockholders	$(3,446,600)	$(1,090,300)	$(41,989,900)	$(7,664,500)

Basic net loss attributable to common stockholders
per common share	$(1.95)	$(0.84)	$(25.45)	$(6.03)

Diluted net loss attributable to common stockholders
per common share	$(1.95)	$(1.08)	$(25.45)	$(6.14)

Weighted average shares used in computing:
Basic net loss attributable to common stockholders
per common share	1,765,641	1,302,300	1,650,160	1,270,495

Diluted net loss attributable to common stockholders
per common share	1,765,641	1,302,300	1,650,160	1,288,674

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(38,718,800)	$(7,664,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,800	39,200
Amortization of discounts on convertible and promissory notes	564,800	1,294,700
Change in warrant liability	1,894,700	(528,300)
Stock-based compensation	3,868,300	564,000
Expense related to modification of warrants	614,900	-
Non-cash rent expense	(19,500)	(9,700)
Interest income on note receivable for common stock purchase	-	2,800
Loss on settlement of note receivable for common stock purchase	-	134,900
Fair value of common stock granted for services	606,300	134,000
Fair value of Series B Preferred stock granted for services	1,045,000	-
Fair value of warrants granted for services and interest	111,200	38,700
Foreign currency transaction gain	(6,400)	(22,000)
Loss on extinguishment of debt	26,700,200	2,371,400
Loss on disposition of fixed assets	2,300	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,800	74,300
Accounts payable and accrued expenses, including accrued interest	(264,500)	1,696,100
Net cash used in operating activities	(3,498,900)	(1,874,400)

Cash flows from investing activities:
Purchases of equipment, net	(4,600)	-
Net cash used in investing activities	(4,600)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	280,000	2,128,200
Net proceeds from issuance of Series B Preferred Units	4,397,800	-
Repayment of capital lease obligations	(700)	(3,700)
Repayment of notes	(85,200)	(236,900)
Net cash provided by financing activities	4,591,900	1,887,600
Net increase in cash and cash equivalents	1,088,400	13,200
Cash and cash equivalents at beginning of period	70,000	-
Cash and cash equivalents at end of period	$1,158,400	$13,200

Supplemental disclosure of noncash activities:
Senior Secured Notes, 2014 Unit Notes, other promissory notes and related accrued interest, and accounts payable, including conversion premiums, converted into Series B Preferred stock	$18,891,400	$-

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics, Inc. (OTCQB: VSTA), a Nevada corporation, is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative product candidates for patients with diseases and disorders involving the central nervous system (CNS).  Our principal executive offices are located at 343 Allerton Avenue, South San Francisco, California 94080, and our telephone number is (650) 577-3600. Our website address is www.vistagen.com. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation.

Our lead drug candidate, AV-101, is a new generation, orally available prodrug candidate in Phase 2A development, initially for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants. AV-101’s novel mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all antidepressants currently approved by the U.S. Food and Drug Administration (FDA). Our Phase 2A clinical study of AV-101 in subjects with treatment-resistant MDD is being conducted and funded by the U.S. National Institutes of Mental Health (NIMH) under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH.  The Principal Investigator of this NIMH-funded Phase 2A study, which was initiated in late-2015, is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. Dr. Zarate is an internationally recognized expert in the field of depression and was among the first clinical researchers in the world to discover the therapeutic potential of the NMDAR antagonist ketamine in treatment-resistant MDD.

We believe AV-101 has therapeutic potential in multiple additional CNS indications, including neuropathic pain and epilepsy, and in neurodegenerative diseases such as Parkinson’s disease and Huntington’s disease.

In addition to our focus on CNS and neurology, we are applying our proprietary, human pluripotent stem cell (hPSC) technology for drug rescue to develop proprietary new chemical entities (NCEs) for our internal drug candidate pipeline. Initial drug rescue programs are focused on NCEs for the treatment of cancer. We are also considering potential therapeutic and commercial applications of our stem cell technology platform for regenerative medicine (RM).

AV-101 and Major Depressive Disorder

Background

The World Health Organization estimates that 350 million people worldwide are affected by depression. According to the U.S. National Institutes of Health (NIH), major depression is one of the most common mental disorders in the U.S. The NIMH reports that in 2014, an estimated 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults.  According to the U.S. Centers for Disease Control and Prevention (CDC), one in 10 Americans takes an antidepressant medication.

Unfortunately, millions of depression sufferers (more than 30%) do not benefit from initial treatment with standard antidepressants, generally a selective serotonin reuptake inhibitor (SSRI) or a serotonin-norepinephrine reuptake inhibitor (SNRI). Moreover, even when they do relieve depressive symptoms and induce remission of a major depressive episode, SSRIs and SNRIs take many weeks to achieve therapeutic benefits because of their mechanism of action. During the weeks to months before onset of antidepressant effects, side effects of SSRIs and SNRIs, including anxiety, metabolic syndrome, sleep disturbance, sexual dysfunction and suicidal thoughts and behaviors, may be considerable. Unfortunately, even after treatment with as many as four different standard antidepressants, millions of patients (more than 30% of drug-treated patients) do not achieve an adequate therapeutic response to their standard antidepressant therapies.

AV-101

AV-101, our orally available prodrug candidate, is in Phase 2 clinical development, initially for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressant therapies. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, in well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment, which responses were equivalent to responses seen with a control single sub-anesthetic dose of the NMDAR antagonist ketamine, an FDA-approved anesthetic administered intravenously by clinicians in a medical setting to treat MDD patients who have not responded adequately to standard antidepressant therapies).  In the same preclinical studies, the SSRI fluoxetine did not induce rapid onset antidepressant-like responses.

Following two successful randomized, double-blind, placebo-controlled Phase 1A and Phase 1B safety studies funded by the NIH, we are now collaborating with the NIMH on a Phase 2A efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. This NIMH-funded Phase 2A study began in late-2015, and is expected to enroll from 24 to 28 patients. As noted above, Dr. Carlos Zarate, Jr. of the NIMH is the Principal Investigator of the study.

Preclinical studies also support the hypothesis that AV-101 has the potential to treat several additional CNS disorders and neurodegenerative diseases, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR or active metabolites of AV-101 may have therapeutic benefit.

NCE Drug Rescue and Regenerative Medicine

Our drug rescue programs involve using CardioSafe 3D(TM), our customized in vitro bioassay system, to predict potential human heart toxicity of NCEs, long before they are ever tested in animal and human studies. We are are focused on leveraging our stem cell technology platform to recapture value from substantial prior investments by pharmaceutical companies and others related to screening large-scale compound libraries, optimizing and testing for efficacy NCEs that were terminated before FDA approval due to heart toxicity risks and are now available in the public domain and amenable to drug rescue.

Our current interests in the regenerative medicine arena include  collaborative nonclinical proof of concept studies with academic research partners to explore potential regenerative medicine applications involving hPSC-derived blood, bone, cartilage, heart, and liver cells.

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

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2015 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the nine months ended December 31, 2015 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2016 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2015 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2015.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As an entity having not yet achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $123.2 million accumulated from inception in May 1998 through December 31, 2015. We expect losses and negative cash flows from operations to continue for the foreseeable future as we continue to develop AV-101 for Major Depressive Disorder and additional CNS indications, and engage in drug rescue, drug development and exploratory regenerative medicine programs.

Since our inception in May 1998 through December 31, 2015, we have financed our operations through (1) the issuance and sale of our common stock, preferred stock, warrants for common stock, and promissory notes for aggregate cash proceeds of approximately $33.8 million; (2) issuance of common stock and preferred stock with an approximate value at issuance of $28.9 million as consideration for, among other things, technology license fees and patent prosecution, sponsored research, contract research, drug development, drug manufacturing, U.S. and foreign regulatory services, as well as legal, corporate development and financial advisory services; and (3) receipt of aggregate non-dilutive cash proceeds of approximately $16.4 million from government research and development grant awards and strategic collaboration transactions.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, in May 2015, we created our Series B 10% Convertible Preferred Stock (Series B Preferred). Between March 31, 2015 and December 31, 2015, we extinguished approximately $17.2 million of indebtedness through conversion of such indebtedness into our Series B Preferred and, with respect to a portion of the indebtedness converted, warrants to purchase our common stock. More specifically, we converted (i) all Senior Secured Convertible Promissory Notes originally issued to Platinum Long Term Growth VII, LLC (Platinum), (ii) all 2014 Unit Notes outstanding at March 31, 2015 and those issued subsequently, and (iii) certain other outstanding promissory notes, including promissory notes issued to Cato Research Ltd., Cato Holding Company, Morrison & Foerster LLP (Note A and Note B), McCarthy Tetrault, Burr Pilger & Mayer, University Health Network (Toronto), the Icahn School of Medicine at Mount Sinai, National Jewish Health and others, into an aggregate of 2,618,917 shares of our Series B Preferred. Additionally, through December 31, 2015, we issued in self-placed private placement transactions with Platinum and other accredited investors, Series B Preferred Units consisting of an aggregate of 628,264 unregistered shares of Series B Preferred and five-year warrants to purchase 628,264 shares of our common stock, and we received cash proceeds of $4,397,800 therefrom. See Note 10, Subsequent Events, regarding disclosure of additional self-placed private placement sales of Series B Preferred Units after December 31, 2015.

At December 31, 2015, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations over the next twelve months, including expected cash expenditures of approximately $6.0 million. In August 2015, we entered into an agreement with Platinum (August 2015 Agreement) pursuant to which we agreed to sell to Platinum an additional $3.0 million of our Series B Preferred and Series B Warrants (collectively, Series B Units). Through December 31, 2015, Platinum purchased an additional $1.65 million of Series B Units under the August 2015 Agreement. Concurrently with its December 2015 purchase of $1.0 million of Series B Units and at our request, Platinum agreed to cancel its right to purchase the remaining $1.35 million of the Series B Units under the August 2015 Agreement.  As more particularly disclosed in Note 10, Subsequent Events, from January 1, 2016 through February 12, 2016, we sold to certain accredited investors other than Platinum $128,000 of our Series B Units in self-placed private placement transactions. We intend to raise additional capital through conversions, exchanges, issuances, and/or sales of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 Cooperative Research and Development Agreement (CRADA) with the U.S. National Institute of Mental Health (NIMH) providing NIMH funding of our Phase 2A study of AV-101 in MDD, may provide resources to support a portion of our future cash needs and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, and our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including the size of our staff and staff salaries and benefits, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, including those relating to AV-101, and we may not be able to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with nonclinical and clinical development of AV-101, now in Phase 2 clinical development, initially for Major Depressive Disorder, stem cell technology-related research and development costs, and costs related to the filing, maintenance and prosecution of patents and patent applications. All such costs are charged to expense as incurred.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Research and development expense:
Stock option grants	$71,300	$30,000	$118,700	$156,100
Warrants granted to officer in March 2014 and March 2013	2,800	36,300	8,500	108,900
Warrants granted to officer in September 2015	-	-	852,200	-
	74,100	66,300	979,400	265,000

General and administrative expense:
Stock option grants	20,400	18,600	36,500	86,700

Warrants granted to officers and directors in March 2014 and March 2013	3,900	70,700	11,700	212,300
Warrants granted to officers, directors and consultants in September 2015	-	-	2,840,700	-
	24,300	89,300	2,888,900	299,000
Total stock-based compensation expense	$98,400	$155,600	$3,868,300	$564,000

During September 2015, we granted options to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $9.25 per share to our non-officer employees and certain strategic consultants. We did not grant stock options to any of our employees or strategic consultants during the nine months ended December 31, 2014. At December 31, 2015, there were stock options outstanding to purchase 296,738 shares of our common stock at a weighted average exercise price of $9.83 per share. During September 2015, we also granted immediately vested warrants to purchase an aggregate of 650,000 shares of our common stock to our executive officers, independent members of our Board of Directors and certain strategic consultants. We valued the warrants and options granted in September 2015 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Warrants	Employee Options	Non-employee Options
Market price per share at grant date	$9.11	$9.11	$9.11
Exercise price per share	$9.25	$9.25	$9.25
Risk-free interest rate	1.52%	2.02%	2.20%
Contractual or estimated term in years	5.00	6.25	10.00
Volatility	77.19%	79.48%	103.42%
Dividend rate	0.0%	0.0% %	0.0%
Shares	650,000	60,000	30,000

Fair Value per share	$5.68	$6.35	$8.27

Warrant Liability

Between October 2012 and July 2013, we issued to Platinum warrants to purchase an aggregate of 176,129 unregistered shares of our common stock and, subject to Platinum’s exercise of its rights to exchange shares of our Series A Preferred Stock that it holds, we are obligated to issue to Platinum an additional warrant to purchase 375,000 unregistered shares of common stock (the Series A Preferred Exchange Warrant) (collectively, the Platinum Warrants). As originally issued, the Platinum Warrants contained an exercise price adjustment feature that would reduce the exercise price of the Platinum Warrants and increase the number of shares of our common stock eligible for Platinum’s purchase thereunder in the event we subsequently issued equity instruments at a price lower than the exercise price of the Platinum Warrants. Prior to their amendment in May 2015, as described below, we accounted for the Platinum Warrants as non-cash liabilities and estimated their fair value at the end of each financial reporting period and recorded the change in the fair value as non-cash expense or non-cash income. The key component in determining the fair value of the Platinum Warrants and the related liability was the market price of our common stock, which is subject to significant fluctuation and is not under our control. The resulting change in the fair value of the warrant liability on our net income or loss was therefore also subject to significant fluctuation. Assuming all other fair value inputs remained generally constant, we generally recorded an increase in the warrant liability and non-cash losses when our stock price increased and a decrease in the warrant liability and non-cash gains when our stock price decreased.

As described more completely in Note 8, Capital Stock, on May 12, 2015, we entered into an agreement with Platinum pursuant to which Platinum agreed, among other things, to amend the Platinum Warrants to (i) fix the exercise price thereof, (ii) eliminate the exercise price reset and cashless exercise features (iii) fix the number of shares of our common stock issuable thereunder and (iv) eliminate the cashless exercise provisions from the Platinum Warrants.  This agreement and the related modifications to the Platinum Warrants resulted in the complete elimination of the warrant liability with respect to the Platinum Warrants during our fiscal quarter ended June 30, 2015.

As described more completely in Note 10, Subsequent Events, in January 2016, we entered into an Exchange Agreement with Platinum pursuant to which Platinum exchanged all outstanding Platinum Warrants, plus the shares issuable pursuant to the Series A Preferred Exchange Warrant for unregistered shares of our Series C Convertible Preferred Stock (Series C Preferred) in the ratio of 0.75 share of Series C Preferred for each warrant share cancelled.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Income (Loss) per Common Share

Basic income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we have historically adjusted the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. The change in the fair value of the warrant liability had an impact on the diluted earnings per share calculation in both the three and nine month periods ended December 31, 2014, but in no other periods included in these Condensed Consolidated Financial Statements, as indicated in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Numerator:
Net loss attributable to common stockholders for basic earnings per share	$(3,446,600)	$(1,090,300)	$(41,989,900)	$(7,664,500)
less: change in fair value of warrant liability attributable to outstanding warrants issued to Platinum	-	(314,900)	-	(251,500)
Net loss for diluted earnings per share attributable to common stockholders	$(3,446,600)	$(1,405,200)	$(41,989,900)	$(7,916,000)

Denominator:
Weighted average basic common shares outstanding	1,765,641	1,302,300	1,650,160	1,270,495
Assumed conversion of dilutive securities:
Warrants to purchase common stock	-	-	-	18,179
Potentially dilutive common shares assumed converted	-	-	-	18,179
Denominator for diluted earnings per share - adjusted weighted average shares	1,765,641	1,302,300	1,650,160	1,288,674

Basic net loss attributable to common stockholders per common share	$(1.95)	$(0.84)	$(25.45)	$(6.03)

Diluted net loss attributable to common stockholders per common share	$(1.95)	$(1.08)	$(25.45)	$(6.14)

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation, as their effect would be antidilutive. For the three month and nine month periods ended December 31, 2015, the accrual for dividends on our Series B Preferred and the deemed dividend attributable to the issuance of our Series B Preferred Units represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss per common share are as follows:

	As of December 31,
	2015	2014

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	3,588,863	-

Warrant shares issuable to Platinum upon exercise of common stock warrants by Platinum upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as subsequently amended	535,715	375,000

Outstanding options under the 2008 and 1999 Stock Incentive Plans	296,738	207,768

Outstanding warrants to purchase common stock	4,971,497	999,840

10% Senior Secured Convertible Notes issued to Platinum between October 2012 and July 2013, including accrued interest through December 31, 2014	-	433,311

10% convertible notes issued as a component of Unit Private Placements, including accrued interest through December 31, 2014	-	322,091

Total	10,142,813	3,088,010
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement with Platinum, as amended
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to the Company.

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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. In conjunction with the issuance to Platinum of the Senior Secured Convertible Promissory Notes and Platinum Warrants between October 2012 and July 2013, and the potential issuance of the Series A Preferred Exchange Warrant pursuant to Platinum’s exchange of the Series A Preferred stock that it holds into shares of our common stock, we determined that the Platinum Warrants included certain exercise price adjustment features that required the warrants to be treated as non-cash liabilities and recorded at their estimated fair value. Prior to their amendment in May 2015, as described below, we determined the initial fair value and subsequent fair value measurements of the warrant liability using a Monte Carlo simulation model with Level 3 inputs or the Black-Scholes Option Pricing model. Inputs used to determine fair value included the remaining contractual term of the Platinum Warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction or other equity issuance that would trigger a reset in the exercise price of the Platinum Warrants, and, in the case of the Series A Preferred Exchange Warrant, the probability of Platinum’s exchange of the shares of Series A preferred stock it holds into shares of common stock. As described more completely in Note 8, Capital Stock, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the Platinum Warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the Platinum Warrants to be treated as liabilities and carried at fair value. As a result of the agreement with Platinum, at May 12, 2015, we adjusted the Platinum Warrants to their fair value, estimated to be $4,903,200, reflecting an increase of $1,894,700 since March 31, 2015, which was recorded as a non-cash charge to other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the first quarter of our current fiscal year, and subsequently eliminated the warrant liability with respect to the Platinum Warrants, with a corresponding credit to Additional Paid-in Capital.

The fair value hierarchy for the warrant liability which had been measured at fair value on a recurring basis is as follows:

Fair Value Measurements at Reporting Date Using
	Total Carrying	Quoted Prices inActive Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Warrant liability	$-	$-	$-	$-
March 31, 2015:
Warrant liability	$3,008,500	$-	$-	$3,008,500

During the nine month period ended December 31, 2015, there was no significant change to the valuation models used for purposes of determining the fair value of the Level 3 warrant liability.

The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Warrant Liability

Balance at March 31, 2015	$3,008,500
Mark to market loss included in net loss	1,894,700
Elimination of liability upon modification of warrants	(4,903,200)

Balance at December 31, 2015	$-

We carried no assets or other liabilities at fair value at December 31, 2015 or March 31, 2015.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015

Insurance	$51,600	$27,300
Prepaid compensation under financial advisory and other consulting agreements	675,000	-
Legal fees	-	3,400
Technology license fees and all other	1,700	5,000

	$728,300	$35,700

Note 6. Accrued Expenses

Accrued expenses are composed of the following at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015

Accrued professional services	$367,000	$213,800
Accrued compensation	561,100	990,700
All other	1,000	2,000

	$929,100	$1,206,500

Note 7.  Convertible Promissory Notes and Other Notes Payable

The following table summarizes our secured and unsecured convertible promissory notes and other notes payable at December 31, 2015 and March 31, 2015.

	December 31, 2015			March 31, 2015
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Senior Secured 10% Convertible Promissory Notes issued to Platinum:
Total Senior notes issued between October 11, 2012 and July 23, 2013	$-	$-	$-	$3,522,600	$919,700	$4,442,300
less: current portion	-	-	-	(3,272,600)	(873,500)	(4,146,100)
Senior notes - non-current portion	$-	$-	$-	$250,000	$46,200	$296,200

10% Convertible Promissory Notes (Unit Notes)
2014 Unit Notes, including amended notes, due 3/31/15	$-	$-	$-	$4,066,900	$270,700	$4,337,600
Note discounts	-	-	-	(180,000)	-	(180,000)
Net convertible notes (all current at March 31, 2015)	$-	$-	$-	$3,886,900	$270,700	$4,157,600

Notes Payable to unrelated parties:
7.5% Notes payable to service providers for accounts payable converted to notes payable:
Burr, Pilger, Mayer	$-	$-	$-	$90,400	$13,100	$103,500
Desjardins	-	-	-	156,300	24,100	180,400
McCarthy Tetrault	-	-	-	319,700	46,000	365,700
August 2012 Morrison & Foerster Note A	-	-	-	918,200	193,200	1,111,400
August 2012 Morrison & Foerster Note B	-	-	-	1,379,400	333,100	1,712,500
University Health Network	-	-	-	549,500	101,800	651,300
	-	-	-	3,413,500	711,300	4,124,800
Note discount	-	-	-	(474,500)	-	(474,500)
	-	-	-	2,939,000	711,300	3,650,300
less: current portion (and discount at March 31, 2015)	-	-	-	(2,939,000)	(711,300)	(3,650,300)
non-current portion and discount	$-	$-	$-	$-	$-	$-

5.67% and 10.25% Notes payable to insurance premium financing company (current)	$-	$-	$-	$5,800	$-	$5,800

10% Notes payable to vendors for accounts payable converted to notes payable	$26,300	$7,000	$33,300	$378,300	$51,500	$429,800
less: current portion	(26,300)	(7,000)	(33,300)	(378,300)	(51,500)	(429,800)
non-current portion	$-	$-	$-	$-	$-	$-

7.0% Note payable (August 2012)	$58,800	$11,000	$69,800	$58,800	$7,900	$66,700
less: current portion	(29,500)	(11,000)	(40,500)	(23,200)	(7,900)	(31,100)
7.0% Notes payable - non-current portion	$29,300	$-	$29,300	$35,600	$-	$35,600

Total notes payable to unrelated parties	$85,100	$18,000	$103,100	$3,381,900	$770,700	$4,152,600
less: current portion (and discount at March 31, 2015)	(55,800)	(18,000)	(73,800)	(3,346,300)	(770,700)	(4,117,000)
Net non-current portion	$29,300	$-	$29,300	$35,600	$-	$35,600

Notes payable to related parties:
October 2012 7.5% Note to Cato Holding Co.	$-	$-	$-	$293,600	$55,900	$349,500
October 2012 7.5% Note to Cato Research Ltd.	-	-	-	1,009,000	204,800	1,213,800
	-	-	-	1,302,600	260,700	1,563,300
Note discount	-	-	-	(54,500)	-	(54,500)
Total notes payable to related parties	-	-	-	1,248,100	260,700	1,508,800
less: current portion	-	-	-	(1,248,100)	(260,700)	(1,508,800)
non-current portion and discount	$-	$-	$-	$-	$-	$-

        Between March 31, 2015 and December 31, 2015, we have extinguished the outstanding balances of approximately $17.2 million of indebtedness, including all senior secured promissory notes, all except $85,100 principal of unsecured promissory notes, and a substantial portion of other indebtedness, and certain adjustments thereto, that were either due and payable or would have become due and payable prior to March 31, 2016, by converting all such indebtedness into shares of our Series B Preferred (which is described more completely below under the caption Creation of Series B Preferred Stock in Note 8, Capital Stock). Significant changes in and conversions of our convertible promissory notes and other promissory notes since March 31, 2015 are described below.

10% Convertible Notes Issued in Connection with 2014 Unit Private Placement

As described more completely under the caption 2014 Unit Private Placement in Note 8, Capital Stock, between April 1, 2015 and May 14, 2015, we issued to accredited investors in self-placed private placement transactions 10% convertible notes (the 2014 Unit Notes) in the aggregate face amount of $280,000. The 2014 Unit Notes issued in April and May 2015 represented a continuation of the 2014 Unit Private Placement pursuant to which we had issued in self-placed private placement transactions to accredited investors an aggregate of $3,113,500 principal amount of substantially similar notes between late-March 2014 and March 31, 2015. The 2014 Unit Notes matured between April 30, 2015 and May 15, 2015 (Maturity) and the outstanding principal of the 2014 Unit Notes and their related accrued interest (the Outstanding Balance) was convertible into shares of our common stock at a conversion price of $10.00 per share at or prior to Maturity, at the option of the accredited investor. In addition, upon our consummation of either (i) an equity or equity-based public financing registered with the SEC, or (ii) an equity or equity-based private placement, or series of private placements, not registered with the SEC, in either case resulting in gross cash proceeds to us of at least $10.0 million prior to Maturity (a Qualified Financing), the Outstanding Balance of the 2014 Unit Notes would automatically convert into securities substantially similar to those sold in the Qualified Financing, based on the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x 1.25 / (the per security price of the securities sold in the Qualified Financing).

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

Conversion of Senior Secured 10% Convertible Promissory Notes issued to Platinum into Series B Preferred

As described more completely in Note 8, Capital Stock, effective on May 12, 2015, we entered in to a broad strategic agreement with Platinum (Platinum Agreement) pursuant to which Platinum, among other things, converted all of the $4,489,300 outstanding balance (principal and accrued interest) of the Senior Secured Notes having maturity dates between October 2015 and July 2016 into 641,335 shares of our Series B Preferred. We determined that the conversion of the Senior Secured Notes into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the 10% in-kind dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversions of the Senior Secured Notes was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date the Senior Secured Notes were converted, we issued Series B Preferred having an aggregate fair value of $6,413,300 to Platinum.  Accordingly, we recognized a non-cash loss on the extinguishment of debt of $1,924,000 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Conversion of Promissory Notes and Accounts Payable issued to Cato Holding Company (CHC) and Cato Research Ltd. (CRL) into Series B Preferred

On June 10, 2015, CHC, the parent company of CRL and a related party, converted the entire aggregate outstanding balance (principal and accrued interest) of $1,583,000 of our outstanding promissory notes issued to CHC and CRL and maturing on March 31, 2016 (together, the Cato Notes), plus an additional $171,300 of past due accounts payable to CRL and a strategic adjustment thereto (CRL Payables) into a total of 328,571 shares of our Series B Preferred. We determined that the conversion of the Cato Notes and the CRL Payables into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Cato Notes and CRL Payables was equal to the market value of a share of our common stock on the conversion date. Based on the $10.00 per share fair value of the Series B Preferred at the date the Cato Notes and CRL Payables were converted, we issued Series B Preferred having an aggregate fair value of $3,285,700 to CHC. As additional consideration for the conversion of the Cato Notes and the CRL Payables, we amended certain outstanding warrants held by CHC and CRL to purchase 12,500 and 60,691 restricted shares of our common stock, respectively, to reduce the exercise price thereof from $30.00 and $20.00 per share, respectively, to $7.00 per share. We calculated the fair value of the warrants immediately before and after the modifications and determined that the fair value of the warrants increased by $222,700. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre- modification	Post- modification
Market price per share at modification date	$10.00	$10.00
Exercise price per share	$20.00 and $30.00	$7.00
Risk-free interest rate	0.87%	0.87%
Contractual term in years	2.31	2.31
Volatility	73.9%	73.9%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$2.44 and $1.57	$5.33

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

Assumption:	Pre- modification	Post- modification
Market price per share at modification date	$10.00	$10.00
Exercise price per share	$20.00 and $40.00	$20.00
Risk-free interest rate	0.86%	1.57%
Contractual term in years	2.27	4.27
Volatility	73.8%	76.7%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$2.39 and $1.04	$4.35

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

Conversion of Morrison & Foerster Note A and Morrison & Foerster Payables into Series B Preferred

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

Conversion of Promissory Note issued to Burr Pilger & Mayer into Series B Preferred

On June 24, 2015, Burr Pilger & Mayer (Burr) converted the entire $105,200 outstanding balance (principal and accrued interest) of our past due promissory note issued in May 2011, plus an additional $17,900 of past due accounts payable (together, the Burr Note), into 21,429 shares of our Series B Preferred. We determined that the conversion of the Burr Note into Series B Preferred should be accounted for as an extinguishment of debt. Considering the exchangeability of the Series B Preferred into our common stock, the dividend applicable to the Series B Preferred prior to such exchange and other factors, we also determined that the fair value of a share of Series B Preferred issued pursuant to the conversion of the Burr Note was equal to the market value of a share of our common stock on the note conversion date. Based on the $16.50 per share fair value of the Series B Preferred at the date the Burr Note was converted, we issued Series B Preferred having an aggregate fair value of $353,600 to Burr.  Accordiungly, we recognized a non-cash loss on the extinguishment of debt attributable to the conversion of the Burr Note of $230,500 in the quarter ended June 30, 2015, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Assumption:	Pre- modification	Post- modification
Market price per share at modification date	$16.00	$16.00
Exercise price per share	$10.00	$7.00
Risk-free interest rate	1.34%	1.34% %
Contractual term in years	3.76	3.76
Volatility	76.3%	76.3%
Dividend rate	0.0%	0.0%

Weighted Average Fair Value per share	$10.48	$11.60

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

Unit Warrants
Warrant	Weighted Average Issuance Date Valuation Assumptions						Per Share Fair	Aggregate Fair Value	Aggregate Proceeds	Aggregate Allocation of Proceeds Based on Relative Fair Value of:
Risk free
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit	Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Unit Stock	Warrant	Unit Note

24,250	$ 10.00	$ 10.00	1.70	0.45%	73.19%	0.00%	$ 3.69	$ 89,600	$ 280,000	$ 128,900	$ 32,900	$ 118,200

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

Each share of Series B Preferred is convertible, at the option of the holder (Voluntary Conversion), into one (1) share of our Common Stock, subject to adjustment, only for customary stock dividends, reclassifications, splits and similar transactions set forth in the Certificate of Designation. All outstanding shares of Series B Preferred are also convertible automatically on a one-to-one basis into shares of our Common Stock (Automatic Conversion) upon the closing or effective date of any of the following transactions or events: (i) a strategic transaction involving AV-101 with an initial up-front cash payment to us of at least $10.0 million; (ii) a registered public offering of our common stock with aggregate gross proceeds to us of at least $10.0 million; or (iii) for 20 consecutive trading days, our common stock trades at least 20,000 shares per day with a daily closing price of at least $12.00 per share; provided, however, that Automatic Conversion and Voluntary Conversion (collectively, Conversion) are subject to certain beneficial ownership blockers as set forth in the Certificate of Designation and/or securities purchase agreements.

Prior to Conversion, shares of Series B Preferred will accrue in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends will be payable on the date of either a Voluntary Conversion or Automatic Conversion solely in that number of shares of common stock equal to the Accrued Dividends.  At December 31, 2015, we have recognized a liability in the amount of $1,415,800 for Accrued Dividends in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015, based on the Series B Preferred issued and outstanding, net of exchanges to common stock, through the quarter ended December 31, 2015. We have recognized a deduction from net loss of $1,459,300 related to dividends on Series B Preferred in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended December 31, 2015.  The liquidation value of the Series B Preferred at December 31, 2015 is approximately $26,541,400.

May 2015 Agreement with Platinum

On May 5, 2015, we entered into an Agreement with Platinum, which, as modified, became effective on May 12, 2015 (Platinum Agreement) and pursuant to which Platinum:

•
Converted into 641,335 shares of Series B Preferred all of the approximately $4.5 million outstanding balance (principal and accrued but unpaid interest) of the Senior Secured Notes we had previously issued to Platinum, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable;

•
Released all of its security interests in our assets and those of our subsidiaries by terminating the Amended and Restated Security Agreement, IP Security Agreement and Negative Covenant, each dated October 11, 2012 between us and Platinum;

•
Converted into 240,305 shares of Series B Preferred and five-year warrants to purchase 240,305 shares of our common stock at a fixed exercise price of $7.00 per share (Series B Warrants) all of the approximately $1.3 million outstanding balance (principal and accrued but unpaid interest) of the 2014 Unit Notes that we issued to Platinum, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable;

•
Purchased approximately $1.5 million (including accrued but unpaid interest thereon) of outstanding 2014 Unit Notes we had previously issued to various accredited investors from the respective holders thereof (Acquired Unit Notes) and converted the entire approximately $1.5 million outstanding balance of the Acquired Unit Notes into 265,699 shares of Series B Preferred and Series B Warrants to purchase 265,699 shares of our common stock, as described previously in Note 7, Convertible Promissory Notes and Other Notes Payable;

•
Entered into a Securities Purchase Agreement (SPA) to purchase from us, in our self-placed private placement, for $1.0 million, a total of 142,857 shares of Series B Preferred and a Series B Warrant to purchase 142,857 shares of our common stock, which shares of Series B Preferred and Series B Warrants have been purchased and issued;

•
Amended the Platinum Warrants previously issued by us to Platinum in connection with the Senior Secured Notes and the Series A Exchange Warrant to (i) fix the exercise price thereof, (ii) eliminate the exercise price reset features and (iii) fix the number of shares of our common stock issuable thereunder, and (iv) eliminate the cashless exercise provisions from the Platinum Warrants; and

•
Agreed to refrain from the sale of any shares of our common stock held by Platinum or its affiliates until the earlier to occur of an effective registration statement relating to resale of certain specified shares of common stock under the Securities Act of 1933, as amended, or the closing price of our common stock is at least $15.00 per share.

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

August 2015 Agreement with Platinum

On August 3, 2015, we entered into the August 2015 Agreement with Platinum pursuant to which we agreed to sell to Platinum an additional $3.0 million of our Series B Preferred and Series B Warrants between August 15, 2015 and October 15, 2015 and issue an aggregate of 458,571 shares of Series B Preferred and Series B Warrants to purchase 458,571 shares of our common stock. Through December 31, 2015, Platinum had purchased an aggregate of $1,650,000 of Series B Preferred and Series B Warrants contemplated under the August 2015 Agreement and we had issued 235,714 shares of Series B Preferred and Series B Warrants to purchase 235,714 shares of our common stock related to such purchases.

2015 Series B Preferred Unit Offering

Between May 26, 2015 and December 31, 2015, in self-placed private placement transactions, we sold to accredited investors an aggregate of $4,397,800 of units in our Series B Preferred Unit offering, which units consist of Series B Preferred and Series B Warrants (together Series B Preferred Units), including $2,650,000 to Platinum, which amount includes $1,650,000 pursuant to the August 2015 Agreement with Platinum. We issued 628,264 shares of Series B Preferred and Series B Warrants to purchase 628,264 shares of our common stock.  Through December 31, 2015, we received an aggregate of $4,397,800 in cash proceeds from our self-placed private placement and sale of the Series B Preferred Units.

We allocated the proceeds from the sale of the Series B Preferred Units to the Series B Preferred and the Seies B Warrants based on their relative fair values on the dates of the sales. As described in Note 7, Convertible Promissory Notes and Other Notes Payable, we determined that the fair value of a share of Series B Preferred was equal to the quoted market value of a share of our common stock on the date of a Series B Preferred Unit sale. We calculated the fair value of the Series B Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Series B Preferred Unit sales proceeds based on the relative fair values of the Series B Preferred and the Series B Warrants as of their respective Series B Preferred Unit sales dates.  The difference between the relative fair value per share of the Series B Preferred, approximately $4.12 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $1,811,800 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended December 31, 2015.

See Note 10, Subsequent Events, for disclosure regarding additional sales of Series B Preferred Units after December 31, 2015.

Unit Warrants
Warrant	Weighted Average Issuance Date Valuation Assumptions						Per Share Fair	Aggregate Fair Value	Aggregate Proceeds	Aggregate Allocation of Proceeds Based on Relative Fair Value of:
Risk free
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit		Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Unit Stock	Warrant

628,264	$ 10.86	$ 7.00	5.00	1.65%	77.16%	0.0%	$ 7.72	$ 4,849,100	$ 4,397,800	$ 2,585,900	$ 1,811,900

Registration Statement for Common Stock underlying Series B Preferred and Series B Warrants

The securities purchase agreements for the Series B Preferred and Series B Preferred Units executed with Platinum, the holders of the Investor Unit Notes, the holders of our promissory notes and other contractual indebtedness converted into shares of Series B Preferred, initial investors in Series B Preferred Units, and certain others to whom we issued Series B Preferred, contained registration rights requiring that a Registration Statement on Form S-1 (Registration Statement) registering, under the Securities Act, certain shares of common stock underlying the Series B Preferred and the Series B Warrants be declared effective on or before August 30, 2015. We filed an initial Registration Statement with the SEC on July 21, 2015, which we amended on August 25, 2015, and which was declared effective by the SEC on August 28, 2015. The Registration Statement registered an aggregate of 3,992,479 shares of our common stock underlying outstanding Series B Preferred and Series B Warrants.  Accordingly, we incurred no cash or in kind penalties under the securities purchase agreements.

Conversion of Series B Preferred to Common Stock

Between September 2015 and December 31, 2015, holders of an aggregate of 213,318 shares of Series B Preferred converted such shares into an equivalent number of registered shares of our common stock.  Additionally, we issued an aggregate of 5,976 shares of our restricted common stock in payment of $43,500 in accrued dividends on the Series B Preferred converted.

Issuance of Securities to Professional Service Providers

In June 2015, we issued, in a self-placed private placement transaction, an aggregate of 25,000 shares of our Series B Preferred having a fair value of $250,000 as compensation for legal services related to our debt restructuring and other corporate finance matters.  Effective on June 30, 2015, we issued, in a self-placed private placement transaction, an aggregate of 90,000 shares of our Series B Preferred having an aggregate value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016. The value of the Series B Preferred grants was recorded as a prepaid expense in the Condensed Consolidated Balance Sheet at the date of the grant and is being expensed ratably over the twelve months ending June 30, 2016, with $337,500 and $675,000 expensed as a component of general and administrative expense in the three and nine months ended December 31, 2015, respectively.  During the quarter ended June 30, 2015, we also issued, in a self-placed private placement transaction, an aggregate of 50,000 shares of our common stock, having an aggregate value of $500,000, as compensation under two corporate development service contracts. The value of the common stock grants was expensed as a component of general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended June 30, 2015. During the quarter ended September 30, 2015, we issued, in a self-placed private placement transaction, an aggregate of 10,000 shares of our Series B Preferred having an aggregate fair value of $120,000 to two providers of intellectual property-related legal services.  During the quarter ended December 31, 2015, we issued warrants to purchase an aggregate of 45,000 shares of our unregistered common stock to four parties as compensation under certain investment banking agreements.  We valued the warrants granted on the dates indicated using the Black Scholes Option Pricing Model and the following assumptions

Assumption:	11/23/2015	12/11/2015
Market price per share	$6.75	$5.00
Exercise price per share	$7.00	$7.00
Risk-free interest rate	1.70%	1.16%
Contractual term in years	5.0	3.0
Volatility	77.95%	77.88%
Dividend rate	0.0%	0.0%

Fair Value per share	$4.22	$2.12
Warrant shares granted	7,500	37,500
Expense recognized	$31,700	$79,600

                In connection with the November 2015 warrant grant, we also issued 15,750 shares of unregistered common stock valued at $106,300 and, in connection with the December 11, 2015 warrant grant, we made a cash payment of $20,000. We recognized an aggregate of $237,600 in general and administrative expense during the quarter ended December 31, 2015 attributable to these agreements, of which $20,000 was cash.

Modification of Warrants

In addition to warrants modified in connection with conversions of certain of our outstanding promissory notes into Series B Preferred as described earlier in Note 7, Convertible Promissory Notes and Other Notes Payable, on June 10, 2015, we modified certain other outstanding warrants to purchase an aggregate of 54,576 shares of our common stock to reduce their exercise price. We calculated the fair value of the modified warrants immediately before and after the modifications and determined that the fair value of the warrants increased by an aggregate of $122,300, which we recognized as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter ended June 30, 2015, with a corresponding credit to additional paid-in capital. The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre- modification	Post- modification
Market price per share	$10.00	$10.00
Exercise price per share (weighted average)	$30.23	$11.92
Risk-free interest rate (weighted average)	0.8%	0.83%
Remaining contractual term in years (weighted average)	2.26	2.26
Volatility (weighted average)	73.7%	73.7%
Dividend rate	0.0%	0.0%

Fair Value per share (weighted average)	$1.55	$3.79

Warrant Grants and Modifications

On September 2, 2015, when the market price of our common stock was $9.11 per share, our Board of Directors (Board) authorized the grant of fully-vested five-year warrants to purchase an aggregate of 650,000 restricted shares of our common stock at an exercise price of $9.25 per share, including an aggregate of 600,000 of such shares to company officers and independent members of the Board. We valued the new warrant grants at $5.68 per share, or an aggregate of $3,692,900, using the Black Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies. We recognized non-cash research and development and general and administrative stock compensation expense in the amounts of $852,200 and $2,840,700, respectively, attributable to the warrant grants in the quarter ended September 30, 2015, which amounts are reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

On November 11, 2015, when the market price of our common stock was $6.50 per share, our Board authorized the modification of outstanding warrants to purchase an aggregate of 1,123,533 shares of our common stock, including warrants to purchase an aggregate of 600,000 shares granted in September 2015, as described above, previously granted to company officers, independent members of the Board and a key scientific advisor to reduce the exercise prices thereof to $7.00 per share and to extend through March 19, 2019 the expiration date of such warrants to purchase an aggregate of 10,803 shares of our unregistered common stock otherwise scheduled to expire during calendar 2016. We calculated the fair value of the modified warrants immediately before and after the modifications and determined that the fair value of the warrants increased by an aggregate of $492,600. We recognized $357,500 of such increase as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarter ended December 31, 2015, and the remaining $135,100 as a component of research and development expense in the same period.  The warrants subject to the exercise price modifications were valued using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Pre- modification	Post- modification
Market price per share	$6.50	$6.50
Exercise price per share (weighted average)	$9.97	$7.00
Risk-free interest rate (weighted average)	1.74%	1.75%
Remaining contractual term in years (weighted average)	5.13	5.16
Volatility (weighted average)	78.8%	78.7%
Dividend rate	0.0%	0.0%

Fair Value per share (weighted average)	$3.65	$4.08

Warrants Outstanding

Following the Series B Warrant issuances and other warrant grants and modifications described above, at December 31, 2015, we had outstanding warrants to purchase shares of our unregistered common stock at a weighted average exercise price of $7.81 per share as follows:

		Shares Subject
Exercise		to Purchase at
Price	Expiration	December 31,
per Share	Date	2015

$7.00	9/30/2017 to 3/3/2023	4,169,645
$9.25	9/2/2020	50,000
$10.00	1/31/2016 to 1/11/2020	554,915
$15.00	2/14/2018 to 3/4/2018	75,389
$20.00	7/30/2016 to 9/15/2019	115,448
$30.00	2/13/2016 to 11/20/2017	6,100

		4,971,497

Note 9.  Related Party Transactions

Cato Holding Company, doing business as Cato BioVentures (CBV), the parent of Cato Research Ltd. (CRL), is one the largest institutional holders of our common stock at December 31, 2015. In October 2012, we issued a 7.5% promissory note (CHC Note) and a warrant (CHC Warrant) to CHC in settlement of prior indebtedness. As disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable, during June 2015, the outstanding balance of the CHC Note was converted into shares of our Series B Preferred and we reduced the exercise price of the CHC Warrant from $30.00 per share to $7.00 per share. Total interest expense, including amortization of note discount, on the CHC Note was $0 and $7,400 for the quarters ended December 31, 2015 and 2014, respectively, and $4,700 and $22,500 in the nine month periods ended December 31, 2015 and 2014, respectively.

During fiscal year 2007, we entered into a master contract research, development and regulatory service arrangement with CRL, a contract research organization (CRO), related to the development of AV-101, our orally available small molecule prodrug candidate now in Phase 2 clinical development for Major Depressive Disorder, and subsequent other projects under which we incurred expenses of $19,400 and $7,500 for the quarters ended December 31, 2015 and 2014, respectively, and $41,500 and $22,500 in the nine month periods ended December 31, 2015 and 2014, respectively.

In October 2012, we issued to CRL (i) a 7.5% promissory note (CRL Note) as payment in full for all contract research, development and regulatory services and advice (CRO Services) rendered by CRL to us through December 31, 2012 with respect to certain AV-101 preclinical and clinical development and regulatory activities, and (ii) a warrant (CRL Warrant). As disclosed in Note 7, Convertible Promissory Notes and Other Notes Payable, during June 2015, the entire outstanding balance of the CRL Note and all other outstanding amounts owed to CRL for CRO services were converted into shares of our Series B Preferred and we reduced the exercise price of the CRL Warrant from $20.00 per share to $7.00 per share. Total interest expense, including amortization of the note discount, on the CRL Note was $0 and $36,300 for the quarters ended December 31, 2015 and 2014, respectively, and $23,500 and $109,900 for the nine month periods ended December 31, 2015 and 2014, respectively.

Note 10.  Subsequent Events

Series B Preferred Unit Offering

Between January 1, 2016 and February 12, 2016, in self-placed private placement transactions, we sold to accredited investors Series B Preferred Units consisting of (i) an aggregate of 18,286 shares of our Series B Preferred and (ii) Series B Warrants to purchase an aggregate of 18,286 shares of our common stock at an exercise price of $7.00 per share. We received cash proceeds of $128,000 from these sales of Series B Preferred Units.

Conversion of Series B Preferred into Common Stock

Between January 1, 2016 and February 12, 2016, holders of an aggregate of 13,500 shares of Series B Preferred converted such shares into an equivalent number of registered shares of our common stock.  Additionally, we issued an aggregate of 716 shares of our restricted common stock in payment of $6,200 in accrued dividends on the Series B Preferred converted.

Creation of Series C Convertible Preferred Stock

On January 13, 2016, our Board authorized the creation of, and effective January 25, 2016, we filed a Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of VistaGen Therapeutics, Inc. (the “Certificate of Designation”) with the Nevada Secretary of State to designate, 3.0 million shares of our preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (“Series C Preferred”). Upon liquidation, each share of Series C Preferred ranks pari-passu with our Series B Preferred and our Series A Convertible Preferred Stock (“Series A Preferred”), and is convertible, at the option of the holder into one share of our common stock, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation. Shares of the Series C Preferred do not accrue dividends, and holders of the Series C Preferred have no voting rights.  Each share of Series C Preferred is convertible into one (1) share of our common stock.

Warrant Exchanges

On January 25, 2016, we entered into an Exchange Agreement (the “Exchange Agreement”) with Platinum and Montsant Partners, LLC, an organization affiliated with Platinum (“Montsant” and, together with Platinum, the “Holders”), pursuant to which (i) 200,000 shares of our common stock held by the Holders were exchanged for 200,000 shares of Series C Preferred; (ii) the Holders canceled 2,368,658 warrants previously issued to them by the Company (the “Warrants”) in exchange for a total of 1,776,494 shares of Series C Preferred.  In addition, Platinum terminated its right under the Note Exchange and Purchase Agreement, originally dated October 11, 2012 (the “NEPA”), as amended, to receive warrants (“Series A Warrants”) to purchase a total of 455,358 shares of our common stock upon conversion of all of its shares of our Series A Preferred, and, as consideration, we issued to Platinum 341,518 shares of Series C Preferred. Upon execution of the Exchange Agreement and the termination of Platinum’s right to receive Series A Warrants under the NEPA, we issued Series A Warrants to purchase a total of 80,357 shares of our common stock to the holder of shares of Series A Preferred previously held, but subsequently assigned, by Platinum.

Between January 29, 2016 and February 12, 2016, we entered into Warrant Exchange Agreements with certain holders of outstanding warrants to purchase an aggregate of 824,887 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for our issuance to them of an aggregate of 618,685 shares of our unregistered common stock. At February 12, 2016, we had warrants outstanding to purchase 1,874,595 shares of our common stock.

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

Business Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative product candidates for patients with diseases and disorders involving the central nervous system (CNS) and cancer.  Our lead new drug candidate, AV-101, is a new generation, orally available prodrug candidate in Phase 2A development, initially for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants. AV-101’s novel mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all antidepressants currently approved by the U.S. Food and Drug Administration (FDA). A Phase 2A clinical study of AV-101 in subjects with treatment-resistant MDD is being conducted and funded by the National Institutes of Mental Health (NIMH) under a Cooperative Research and Development Agreement (CRADA).  The Principal Investigator of this NIMH-funded Phase 2A study, which was initiated in October 2015, is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. Dr. Zarate is an internationally recognized expert in the field of depression and was among the first clinical researchers in the world to discover the therapeutic potential of the NMDAR antagonist ketamine in treatment-resistant MDD.

We also believe AV-101 has therapeutic potential in multiple additional CNS indications, including neuropathic pain and epilepsy, and in neurodegenerative diseases such as Parkinson’s disease and Huntington’s disease.

        We are applying our proprietary, human pluripotent stem cell (hPSC) technology for drug rescue to develop proprietary new chemical entities (NCEs) for our internal drug candidate pipeline. Initial drug rescue programs are focused on NCEs for the treatment of cancer. We are also considering potential therapeutic and commercial applications of our stem cell technology platform for regenerative medicine (RM), including, through strategic collaborations, nonclinical and clinical proof of concept studies focused on RM using blood, cartilage, heart and liver cells derived from our hPSC technology platform.

AV-101 and Major Depressive Disorder

 Background

The World Health Organization estimates that 350 million people worldwide are affected by depression. According to the U.S. National Institutes of Health (NIH), major depression is one of the most common mental disorders in the U.S. The NIMH reports that in 2014, an estimated 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults.  According to the U.S. Centers for Disease Control and Prevention (CDC), one in 10 Americans takes an antidepressant medication.

Unfortunately, millions of depression sufferers (more than 30%) do not benefit from initial treatment with standard antidepressants, generally a selective serotonin reuptake inhibitor (SSRI) or a serotonin-norepinephrine reuptake inhibitor (SNRI). Moreover, even when they do relieve depressive symptoms and induce remission of a major depressive episode, SSRIs and SNRIs take many weeks to achieve therapeutic benefits because of their mechanism of action. During the weeks to months before onset of antidepressant effects, side effects of SSRIs and SNRIs, including anxiety, metabolic syndrome, sleep disturbance, sexual dysfunction and suicidal thoughts and behaviors, may be considerable. Unfortunately, even after treatment with as many as four different standard antidepressants, millions of patients (more than 30% of drug-treated patients) do not achieve an adequate therapeutic response to their standard antidepressant therapies.

AV-101

AV-101, our orally available prodrug candidate, is in Phase 2 clinical development, initially for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressant therapies. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, in well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment, which responses were equivalent to responses seen with a control single sub-anesthetic dose of the NMDAR antagonist ketamine, an FDA-approved anesthetic administered intravenously by clinicians in a medical setting to treat MDD patients who have not responded adequately to standard antidepressant therapies).  In the same preclinical studies, the SSRI fluoxetine did not induce rapid onset antidepressant-like responses.

Following two successful randomized, double-blind, placebo-controlled Phase 1A and Phase 1B safety studies funded by the NIH, we are now collaborating with the NIMH on a Phase 2A efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. This NIMH-funded Phase 2A study began in late-2015, and is expected to enroll from 24 to 28 patients. As noted above, Dr. Carlos Zarate, Jr.of the NIMH is the Principal Investigator of the study.

Preclinical studies also support the hypothesis that AV-101 has the potential to treat several additional CNS disorders and neurodegenerative diseases, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR or active metabolites of AV-101 may have therapeutic benefit.

NCE Drug Rescue and Regenerative Medicine

Our drug rescue programs involve using CardioSafe 3D(TM), our customized in vitro bioassay system, to predict potential human heart toxicity of NCEs, long before they are ever tested in animal and human studies. We are are focused on leveraging our stem cell technology platform to recapture value from substantial prior investments by pharmaceutical companies and others related to screening large-scale compound libraries, optimizing and testing for efficacy NCEs that were terminated before FDA approval due to heart toxicity risks and are now available in the public domain and amenable to drug rescue.

Our current interests in the regenerative medicine arena include  collaborative nonclinical proof of concept studies with academic research partners to explore potential regenerative medicine applications involving hPSC-derived blood, bone, cartilage, heart, and liver cells.

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

Summary

Net Loss

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts developing AV-101 from early preclinical studies to our ongoing Phase 2A clinical study in Major Depressive Disorder, as well as stem cell research and bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property, with the corollary initiatives of recruiting personnel and raising working capital. As of December 31, 2015, we had an accumulated deficit of approximately $123.2 million. Our net loss for the nine month period ended December 31, 2015 was $38.7 million, including a non-cash loss of approximately $26.7 million attributable to converting over $17.2 million of our indebtedness into equity securities between May 2015 and August 2015. Our net loss for the nine month period ended December 31, 2014 was $7.7 million.  We expect losses to continue for the foreseeable future, primarily related to our further development of AV-101 for Major Depressive Disorder and additional CNS indications.

Summary of Nine Months Ended December 31, 2015

Although our financial resources have been limited, we have continued to advance development of AV-101 for Major Depressive Disorder and other CNS indications and explore NCE drug rescue and regenerative medicine opportunities related to our stem cell technology platform.  Pursuant to our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIH, the NIH is funding and conducting our Phase 2 clinical study of AV-101 in Major Depressive Disorder.

Throughout fiscal 2014 and 2015 and the nine months ended December 31, 2015, through self-placed private placement transactions and other corporate finance initiatives, our executive management has been focused on raising sufficient operating capital to continue to advance development of AV-101, as well as other research and development objectives, while meeting our continuing operational needs.  Among our most significant accomplishments during the nine months ended December 31, 2015 have been the following: (i) entering into our Cooperative Research and Development Agreement (CRADA) with the U.S. National Institute of Mental Health (NIMH); (ii) launching, under the CRADA, our NIH-funded Phase 2A clinical study of AV-101 in subjects with treatment-resistant Major Depressive Disorder (MDD), with Dr. Carlos Zarate, Jr., Chief of the Section on the Neurobiology and Treatment of Mood Disorders and Chief of the Experimental Therapeutics and Pathophysiology Branch at the NIMH, as Principal Investigator; (iii) bolstering our Clinical and Scientific Advisory Board with the additions of both Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director of the Division of Clinical Research of the Massachusetts General Hospital Research Institute, and Dr. Gerard Sanacora, Associate Professor at Yale School of Medicine and Director of the Yale Depression Research Program; (iv) publishing AV-101 preclinical data in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled “The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition;” (v) successfully negotiating, extinguishing and converting (in self-placed private placement transactions) approximately $17.2 million (substantially all) of our outstanding indebtedness into our equity securities; and (vi) completing self-placed private placement transactions with accredited investors thereby providing additional operating capital through the sale of our equity securities.

To meet our working capital needs, in April and May 2015, we completed self-placed private placement transactions involving securities purchase agreements with accredited investors  pursuant to which we sold to such accredited investors 2014 Private Placement Units, for aggregate cash proceeds of $280,000, consisting of (i) 10% convertible notes in the aggregate face amount of $280,000 due between April 30, 2015 and May 15, 2015; (ii) an aggregate of 33,000 restricted shares of our common stock; and (iii) warrants exercisable through December 31, 2016 to purchase an aggregate of 24,250 restricted shares of our common stock at an exercise price of $10.00 per share. Between May 2015 and December 31, 2015, we entered into self-placed private placement transactions involving securities purchase agreements with accredited investors, pursuant to which we sold Series B Preferred Units, for aggregate cash proceeds of approximately $4.3 million, consisting of an aggregate of (i) 628,264 shares of our Series B 10% Convertible Preferred Stock (Series B Preferred); and (ii) five-year warrants to purchase an aggregate of 628,264 shares of our common stock. In connection with the foregoing self-placed private placement transactions, from April 1, 2015 and December 31, 2015, we received aggregate cash proceeds of approximately $4.6 million.

As a matter of course, we seek to minimize cash commitments and expenditures for both internal and external research and development and general and administrative services to the greatest extent possible. The conversion of such a substantial portion of our outstanding indebtedness during the nine months ended December 31, 2015 materially reduced our cash requirements for debt service.

Comparison of Three Months Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended December 31, 2015 and 2014 (amounts in thousands).

	Three Months Ended December 31,
	2015	2014

Operating expenses:
Research and development	$806	$445
General and administrative	1,336	671
Total operating expenses	2,142	1,116

Loss from operations	(2,142)	(1,116)

Interest expense (net)	(3)	(792)
Change in warrant liabilities	-	953
Loss on extinguishment of debt	-	-
Other expense	(2)	(135)

Loss before income taxes	(2,147)	(1,090)
Income taxes	-	-

Net loss	$(2,147)	$(1,090)
Accrued dividend on Series B Preferred Stock	(631)	-
Deemed dividend on Series B Preferred Stock	(669)	-
Net loss attributable to common stockholders	$(3,447)	$(1,090)

Revenue

We reported no revenue for the quarters ended December 31, 2015 or 2014 and we presently have no revenue generating arrangements.  However, as indicated previously, we have entered into a CRADA with the NIH providing for a Phase 2A clinical study of AV-101 in treatment resistant Major Depressive Disorder.  This Phase 2A study, which began in late-2015, will be funded by the NIH and conducted at the NIMH.

Research and Development Expense

Research and development expense totaled $806,300 for the quarter ended December 31, 2015, an increase of approximately 81% compared with the $455,400 reported for the quarter ended December 31, 2014, primarily as a result of increased spending on the development of AV-101, legal and application costs related to a number of U.S. and foreign pending patent applications with respect to AV-101 and our stem cell technology platform, as well as noncash expense related to November 2015 modification of certain outstanding warrants. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2015	2014

Salaries and benefits	$214	$230
Stock-based compensation	74	66
Consulting and other professional services	5	23
Technology licenses and royalties	159	43
Project-related research and supplies:
AV-101	137	7
Stem cell and all other	19	10
	156	17
Rent	55	55
Depreciation	8	11
Warrant modification expense	135	-

Total Research and Development Expense	$806	$445

To conserve cash resources, during the period from April 2014 through December 2014, Ralph Snodgrass, Ph.D., our Chief Scientific Officer (CSO), voluntarily accepted a temporary salary reduction to substantially less than his contractual pay rate. At December 31 2014, however, we accrued the difference between Dr. Snodgrass’ reduced rate and his contractual rate for the three preceding quarters. During the quarter ended December 31, 2015, Dr. Snodgrass has received cash compensation at his contractual base salary rate.  Partially offsetting this increase is the impact of the voluntary resignation of one member of our scientific staff at the end of September 2014 and the voluntary reduction of work hours and pay by another member of our scientific staff from October 2014 through September 2015.

Stock based compensation expense reflects the ratable amortization of option grants made to scientific staff and consultants, most recently in September 2015 (in 2015 expense only), March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to our CSO in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to the CSO in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and a warrant grant made to our CSO in March 2013 became fully-vested and fully-expensed prior to the quarter ended December 31, 2015.

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

AV-101 expenses in both periods presented reflect the costs associated with monitoring for and responding to potential feedback related to the Phase 1 clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd. Expenses in 2015 also include costs incurred to explore and develop more efficient and cost-effective production methods for AV-101 as well as costs related to updating documentation to facilitate the Phase 2 clinical trial of AV-101 in treatment resistant Major Depressive Disorder to be sponsored and conducted by the NIH. Stem cell and other project related expenses in both periods were minimal.

Warrant modification expense reflects an increase in the fair value attributable to the November 2015 modification of outstanding warrants to purchase an aggregate of 315,000 shares of our common stock previously granted to our CSO and a key scientific advisor to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share

General and Administrative Expense

General and administrative expense increased significantly, from $671,300 to $1,335,500, for the quarters ended December 31, 2014 and 2015, respectively, primarily as a result of noncash expense related to both grants of equity securities in payment of certain professional services during 2015 and the modification of certain outstanding warrants in November 2015.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2015	2014

Salaries and benefits	$172	$254
Stock-based compensation	24	89
Consulting Services	16	28
Legal, accounting and other professional fees	643	157
Investor relations	4	34
Insurance	33	32
Travel expenses	18	7
Rent and utilities	40	39
Warrant modification expense	358	-
All other expenses	28	31

Total General and Administrative Expense	$1,336	$671

        To conserve cash resources, during the period from April 2014 through December 2014, both Shawn Singh, our Chief Executive Officer (CEO), and Jerrold Dotson, our Chief Financial Officer (CFO), voluntarily accepted a temporary salary reduction to substantially less than his contractual or agreed base pay rate. At December 31 2014, however, we accrued the difference between each of their reduced rates and their contractual rates for the three preceding quarters. During the quarter ended December 31, 2015, both Messrs. Singh and Dotson have received cash compensation at their respective contractual base salary rate. Pay rates and administrative employee headcount have otherwise remained generally stable between the periods reported.

Stock based compensation expense reflects the ratable amortization of option grants made to administrative staff and consultants, most recently in September 2015 (in 2015 expense only), March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to officers and independent members of our Board of Directors in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to officers and directors in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and warrant grants made to our officers and independent members of our Board of Directors in March 2013 became fully-vested and fully-expensed prior to the quarter ended December 31, 2015.

Consulting services primarily includes fees accrued for the services of independent members of our Board of Directors.

The increase in legal, accounting and other professional service fees results primarily from (i) $337,500 of noncash expense recognized during the quarter pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016; and (ii) $138,000 of noncash expense attributable to the fair value of 15,750 shares of our unregistered common stock and a five-year warrant to purchase 7,500 unregistered shares of our common stock granted in connection with investment banking services. As described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, the value of the Series B Preferred grants was recorded as a prepaid expense at the date of the grant and is being expensed ratably over the twelve month period ending June 30, 2016.

In both periods, travel expenses reflect costs associated with meetings with accredited investors in connection with self-placed private placements of our securities.

Warrant modification expense reflects an increase in the fair value attributable to the November 2015 modification of outstanding warrants to purchase an aggregate of 808,553 shares of our common stock previously granted to our CEO, CFO, and independent members of our Board of Directors to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share

Interest and Other Expenses, Net

Interest expense, net totaled $2,500 for the quarter ended December 31, 2015, a significant decrease compared to the $792,400 reported for the quarter ended December 31, 2014 resulting from the extinguishment of substantially all of our promissory notes, as well as other indebtedness, by conversion into our Series B Preferred and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2015	2014

Interest expense on promissory notes	$2	$317
Amortization of discount on promissory notes	-	496
Other interest expense, including on capital leases and premium financing	1	1
	3	814
Effect of foreign currency fluctuations on notes payable	-	(22)
Interest income	-	-

Interest expense, net	$3	$792

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

Under the terms of the October 2012 Note Exchange and Purchase Agreement we entered with Platinum Long Term Growth VII, LLC (Platinum), our largest investor, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon Platinum’s exchange of the shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment and other anti-dilution features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 8, Capital Stock, and Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the warrants to fix the exercise price thereof and eliminated the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, we eliminated the entire warrant liability with respect to these warrants during the quarter ended June 30, 2015. (Refer to Note 10, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, regarding the subsequent exchange of these warrants for shares of our Series C Preferred) During the quarter ended December 31, 2014, we recognized noncash income of $953,700 related to the net decrease in the estimated fair value of the warrant liabilities since March 31, 2014, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

In October 2014, we accepted a cash payment of $60,000 as settlement in full for a promissory note issued to us in May 2011 for the purchase of shares of our common stock.  At the time of the payment, the principal and accrued interest due to us on the note receivable was $194,900, resulting in a recognized loss of $134,900 related to the settlement. Other expense in the quarter ended December 31, 2015 reflects the noncash loss on the disposition of a piece of failed lab equipment.

We allocated proceeds from the self-placed private placement sales of Series B Preferred Units during the quarter ended December 31, 2015 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference, for accounting purposes, between the relative fair value per share of the Series B Preferred, approximately $4.21 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $668,700 in arriving at net loss attributable to common stockholders for the quarter ended December 31, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.  Further, we have recognized $631,300 representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders for the quarter ended December 31, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Comparison of Nine Months Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended December 31, 2015 and 2014 (amounts in thousands).

	Nine Months Ended December 31,
	2015	2014

Operating expenses:
Research and development	$2,835	$1,477
General and administrative	6,515	2,024
Total operating expenses	9,350	3,501

Loss from operations	(9,350)	(3,501)

Interest expense (net)	(770)	(2,183)
Change in warrant liabilities	(1,895)	528
Loss on extinguishment of debt	(26,700)	(2,371)
Other expense	(2)	(135)

Loss before income taxes	(38,717)	(7,662)
Income taxes	(2)	(2)

Net loss	$(38,719)	$(7,664)
Accrued dividend on Series B Preferred Stock	(1,459)	-
Deemed dividend on Series B Preferred Stock	(1,812)	-
Net loss attributable to common stockholders	$(41,990)	$(7,664)

Revenue

We reported no revenue for the nine month periods ended December 31, 2015 or 2014 and we presently have no revenue generating arrangements.  However, as indicated previously, we have entered into a CRADA with the NIH providing for a Phase 2A clinical study of AV-101 in treatment-resistant Major Depressive Disorder.  This Phase 2A study, which began in late-2015, is being funded by the NIH and being conducted at the NIMH.

Research and Development Expense

Research and development expense totaled $2.8 million for the nine months ended December 31, 2015 compared to $1.5 million for the nine months ended December 31, 2014, primarily as a result of noncash expense related to stock based compensation awards granted in September 2015 and warrant modifications made in November 2015, as well as patent- and technology license-related expenses in support of AV-101 and our stem cell technology platforms.  The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2015	2014

Salaries and benefits	$628	$680
Stock-based compensation	979	265
Consulting and other professional services	51	85
Technology licenses and royalties	646	177
Project-related research and supplies:
AV-101	161	23
Stem cell and all other	42	49
	203	72
Rent	163	165
Depreciation	29	33
Warrant modification expense	135	-
All other	1	-

Total Research and Development Expense	$2,835	$1,477

The decrease in salaries and benefits is primarily the result of the voluntary resignation of one member of our scientific staff at the end of September 2014 and the voluntary reduction of work hours and pay by another member of our scientific staff during the period October 2014 through September 2015.

The increase in stock based compensation expense for 2015 reflects the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock based compensation expense additionally reflects the ratable amortization of option grants made to scientific staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to our CSO in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to the CSO in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and a warrant grant made to our CSO in March 2013 became fully-vested and fully-expensed prior to the quarter ended December 31, 2015.

Consulting services reflects fees paid or accrued for scientific services rendered to us by third-parties, primarily by members of our scientific and clinical advisory board.

Technology license expense reflects both recurring annual fees as well as costs for patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements, as well as those we elected to make for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in 2015, this expense includes significant costs we have incurred to advance, in the U.S. and numerous foreign counties, a number of pending patent applications with respect to AV-101 and our stem cell technology platform.

AV-101 expenses in both periods presented reflect the costs associated with monitoring for and responding to potential feedback related to the Phase 1 clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd. An additional level of expense has been incurred during the nine months ended December 31, 2015 to explore and develop more efficient and cost-effective production methods for AV-101 as well as for updating documentation to facilitate the Phase 2 clinical trial of AV-101 in treatment resistant Major Depressive Disorder that is being funded and conducted by the NIH.  Stem cell and other project related expenses in both periods were nominal.

Warrant modification expense reflects an increase in the fair value attributable to the November 2015 modification of outstanding warrants to purchase an aggregate of 315,000 shares of our common stock previously granted to our CSO and a key scientific advisor to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share

General and Administrative Expense

General and administrative expense was $6.5 million for the nine months ended December 31, 2015 compared to $2.0 million reported for the nine months ended December 31, 2014, primarily as a result of noncash expense of approximately $2.9 million related to stock based compensation awards granted in September 2015 and warrant modifications made in November 2015, as well as increased professional services fees.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2015	2014

Salaries and benefits	$520	$530
Stock-based compensation	2,889	299
Consulting Services	72	84
Legal, accounting and other professional fees	2,113	658
Investor relations	60	98
Insurance	105	103
Travel expenses	73	49
Rent and utilities	116	117
Warrant modification expense	480	-
All other expenses	87	86

Total General and Administrative Expense	$6,515	$2,024

Administrative employee headcount and pay rates have remained essentially consistent between the periods reported.

The increase in stock based compensation expense for 2015 reflects the $2,840,700 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase an aggregate of 500,000 shares of our common stock granted to our officers, independent members of our Board of Directors and certain administrative consultants. Stock based compensation expense additionally reflects the ratable amortization of option grants made to administrative staff and consultants, most recently in September 2015, March 2014 and October 2013, as well as the ratable amortization of a warrant grant made to certain officers and independent members of our Board of Directors in March 2014. Our stock options are generally amortized over a two-year or four-year vesting period, and warrants granted to officers and directors in March 2014 are being amortized over a three-year vesting period. Essentially all of the option grants made prior to October 2013 and warrant grants made to our officers and independent members of our Board of Directors in March 2013 became fully-vested and fully-expensed prior to the quarter ended December 31, 2015.

Consulting services primarily includes fees accrued for the services of independent members of our Board of Directors.

The increase in legal, accounting and other professional service fees results primarily from (i) the $675,000 noncash expense recognized pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016; (ii) the grant of an aggregate of 50,000 shares of our common stock having an aggregate fair value of $500,000 pursuant to two corporate development contracts initiated during the quarter ended June 30, 2015; (iii) the grant of 25,000 shares of our Series B Preferred having a fair value of $250,000 to legal counsel as compensation for services in connection with our debt restructuring and other corporate finance matters, and (iv) $138,000 of noncash expense attributable to the fair value of 15,750 shares of our unregistered common stock and a five-year warrant to purchase 7,500 unregistered shares of our common stock granted in connection with investment banking services.. As described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, the $1,350,000 fair value of the 90,000 shares of Series B Preferred was recorded as a prepaid expense at the date of the grant and is being expensed ratably over the twelve months ending June 30, 2016. Legal expense for 2015 also includes one-time cash fees associated with the conversion of our promissory notes and other debt into our Series B Preferred. Professional services expense in 2015 reflects a $100,000 reduction in expense related to a contract for strategic advisory and business development services compared to 2014.  In both years, accounting service fees include expense related to the annual audit of the prior year financial statements and current quarterly financial statement review services.

The decrease in outsourced investor relations service reflects a reduction in investor relations initiatives during the latter portion of calendar 2015.

In both periods, travel expense reflects costs associated with meetings with accredited investors in connection with the self-placed private placements of our securities, and in 2015, with various creditors in connection with extinguishment of a substantial portion of our indebtedness.

Noncash warrant modification expense in 2015 includes (i) a $122,000 increase in the fair value attributable to the June 2015 strategic modification of outstanding warrants to purchase an aggregate of 54,576 shares of our common stock to reduce the exercise prices thereof, generally from $30.00 per share to $10.00 per share; and (ii) a $358,000 increase in the fair value attributable to the November 2015 modification of outstanding warrants to purchase an aggregate of 808,553 shares of our common stock previously granted to our CEO, CFO, and independent members of our Board of Directors to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share

Interest and Other Expenses, Net

Interest expense, net totaled $769,800 for the nine months ended December 31, 2015 compared to the $2,182,900 reported for the nine months ended December 31, 2014, reflecting the extinguishment of substantially all of our promissory notes and related discounts upon conversion into our Series B Preferred between May 2015 and August 2015. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):
	Nine Months Ended December 31,
	2015	2014

Interest expense on promissory notes	$208	$909
Amortization of discount on promissory notes	565	1,295
Other interest expense, including on capital leases and premium financing	3	6
	776	2,210
Effect of foreign currency fluctuations on notes payable	(6)	(22)
Interest income	-	(5)

Interest expense, net	$770	$2,183

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

Under the terms of our October 2012 Note Exchange and Purchase Agreement with Platinum, we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon Platinum’s exchange of the shares of our Series A Preferred Stock held by Platinum into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to Platinum. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 8, Capital Stock, and Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on May 12, 2015, we entered into an agreement with Platinum pursuant to which we amended the various warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, during the quarter ended June 30, 2015, we adjusted these warrants to their fair value, estimated to be $4,903,200, reflecting an increase of $1,894,700 since March 31, 2015, resulting primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants, and then subsequently eliminated the entire warrant liability with respect to these warrants. (Refer to Note 10, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, regarding the subsequent exchange of these warrants for shares of our Series C Preferred stock.) During the nine months ended December 31, 2014, we recognized noncash gains of $528,300 related to the net decrease in the estimated fair value of the warrant liabilities since March 31, 2014, which resulted primarily from the decrease in the market price of our common stock in relation to the exercise price of the warrants.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, between May 12, 2015 and December 31, 2015, we have extinguished the outstanding balances of approximately $17.2 million of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto that were either already due and payable or would have otherwise matured prior to March 31, 2016 by converting such balances into shares of our Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness exceeded the carrying value of the debts, we incurred noncash losses on each of the extinguishments. Additionally, under the terms of the Platinum Agreement, we issued to Platinum 400,000 shares of Series B Preferred having an aggregate fair value of $4.0 million and Series B Warrants to purchase 1.2 million shares of our common stock having an aggregate of fair value of $8,270,900. We recognized this aggregate fair value as an additional noncash component of loss on extinguishment of debt. Many of the 2014 Unit Notes that were converted into Series B Preferred contained a beneficial conversion feature at the time they were originally issued. We have accounted for the repurchase of the beneficial conversion feature at the time the 2014 Unit Notes were extinguished and converted, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt. We recorded an aggregate net noncash loss of $26.7 million attributable to the extinguishment of the indebtedness converted into Series B Preferred.

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

In October 2014, we accepted a cash payment of $60,000 as settlement in full for a promissory note issued to us in May 2011 for the purchase of shares of our common stock.  At the time of the payment, the principal and accrued interest due to us on the note receivable was $194,900, resulting in a noncash loss of $134,900 related to the settlement recognized in Other expense in the nine months ended December 31, 2014.  Other expense in the nine months ended December 31, 2015 reflects the noncash loss on the disposition of a piece of failed lab equipment.

We allocated the proceeds from the self-placed private placement sales of Series B Preferred Units between May 2015 and December 31, 2015 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference, for accounting purposes, between the relative fair value per share of the Series B Preferred, approximately $4.12 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $1,811,800 in arriving at net loss attributable to common stockholders for the nine months ended December 31, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.  Further, we have recognized $1,459,300 representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders for the nine months ended December 31, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2015, we have financed our operations through (1) the issuance and sale of our common stock, preferred stock, warrants for common stock, and promissory notes for aggregate cash proceeds of approximately $33.9 million; (2) issuance of common stock and preferred stock with an approximate value at issuance of $28.9 million as consideration for, among other things, technology licenses and patent prosecution, sponsored research, contract research, drug development, drug manufacturing, regulatory services, and legal, investor relations, corporate development and financial advisory services; and (3) receipt of aggregate non-dilutive cash proceeds of approximately $16.4 million from government research and development grant awards and strategic collaboration transactions.

As described more completely in Note 7, Convertible Promissory Notes and other Notes Payable, and Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, between March 31, 2015 and December 31, 2015, we created our Series B 10% Convertible Preferred Stock (Series B Preferred) and eliminated the outstanding balances of approximately $17.2 million of promissory notes, other indebtedness and certain adjustments thereto that was either already due and payable or would have otherwise matured prior to March 31, 2016, through conversion into our Series B Preferred and, with respect to a portion of the indebtedness converted, warrants to purchase common stock. More specifically, through December 31, 2015, we have extinguished and converted (i) all of the Senior Secured Convertible Promissory Notes originally issued to Platinum, (ii) all of the 2014 Unit Notes outstanding at March 31, 2015 and those issued subsequently, and (iii) substantially all other outstanding promissory notes and accounts payable, including those issued to Cato Research Ltd., Cato Holding Company, Morrison & Foerster (Note A and Note B), University Health Network, McCarthy Tetrault, Desjardins Securities, Burr Pilger & Mayer, National Jewish Health, MicroConstants and several others, into an aggregate of 2,618,917 shares of our Series B Preferred. Additionally, through December 31, 2015, in our self-placed private placement of Series B Units, we have sold additional Series B Preferred Units consisting of an aggregate of 628,264 unregistered shares of Series B Preferred and five year warrants to purchase 628,264 shares of our common stock, and we have received cash proceeds of $4,397,800.

At December 31, 2015, we did not have sufficient cash and cash equivalents to enable us to fund our planned operations over the next twelve months, including expected cash expenditures of approximately $6.0 million. In August 2015, we entered into an agreement with Platinum (August 2015 Agreement) pursuant to which we agreed to sell to Platinum an additional $3.0 million of our Series B Preferred and Series B Warrants (collectively, Series B Units). Through December 31, 2015, Platinum purchased an additional $1.65 million of Series B Units under the August 2015 Agreement. Concurrently with its December 2015 purchase of $1.0 million of Series B Units and at our request, Platinum agreed to cancel its right to purchase the remaining $1.35 million of the Series B Units under the August 2015 Agreement.  As more particularly disclosed in Note 10, Subsequent Events, from January 1, 2016 through February 12, 2016, we have sold to certain accredited investors other than Platinum $128,000 of our Series B Units in self-placed private placement transactions. We intend to raise additional capital through conversions, exchanges, issuances, and/or sales of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 Cooperative Research and Development Agreement (CRADA) with the U.S. National Institute of Mental Health (NIMH) providing NIMH funding of our Phase 2A study of AV-101 in MDD, may provide resources to support a portion of our future cash needs and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, and our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including the size of our staff and staff salaries and benefits, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2015	2014

Net cash used in operating activities	$(3,499)	$(1,874)
Net cash used in investing activities	(5)	-
Net cash provided by financing activities	4,592	1,887

Net increase in cash and cash equivalents	1,088	13
Cash and cash equivalents at beginning of period	70	-

Cash and cash equivalents at end of period	$1,158	$13

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business depends heavily on the successful development, regulatory approval and commercialization of AV-101 for depression, including for Major Depressive Disorder (MDD), and various other diseases and disorders involving the central nervous system (CNS), as well as our ability to produce, develop and commercialize new chemical entities (NCEs) from our drug rescue programs. AV-101 will require substantial additional Phase 2 and Phase 3 clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Each drug rescue NCE will require substantial non-clinical development, all phases of clinical development, and regulatory approval before we are permitted to commence its commercialization. The non-clinical studies and clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our non-clinical studies or clinical trials. This process can take many years and may also include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our non-clinical studies and clinical trials, we cannot assure you that AV-101, any drug rescue NCE, or any other product candidate will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In late-2015, in collaboration with the NIMH under our CRADA, we began a Phase 2A clinical trial involving AV-101, to study its safety, tolerability and efficacy in patients with MDD. If our Phase 2A clinical trial of AV-101 is successful, we expect the FDA to require us to complete at least one pivotal Phase 2B clinical trial and at least one pivotal Phase 3 clinical trial in order to submit an NDA for AV-101 as an adjunctive treatment for MDD. However, the FDA may require that we conduct more than one Phase 2B clinical study and more than one Phase 3 pivotal trial of AV-101 before we can submit an NDA. The FDA may also require that we conduct additional toxicity studies and additional non-clinical studies before submitting an NDA for AV-101.

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

We intend to seek FDA Fast Track designation for AV-101 for adjunctive treatment of MDD, and we may do so for other product candidates as well. If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe AV-101 and other product candidates are eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures. Even if granted, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients suffering from MDD has not been established with precision. If the actual number of patients with MDD is smaller than we anticipate, we or our collaborators may encounter difficulties in enrolling patients in AV-101 clinical trials, including our NIH-funded Phase 2A clinical study of AV-101 in MDD, thereby delaying or preventing clinical development.  Further, if AV-101 is approved for adjunctive treatment of MDD, and the market for this indication is smaller than we anticipate, our ability to achieve profitability could be limited.

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

AV-101 is currently being tested in an NIH-investigator sponsored Phase 2A clinical trial for the treatment of MDD and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of AV-101 are observed in investigator sponsored clinical trials of AV-101 or our clinical trials, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business.

Positive results from early preclinical studies and clinical trials of AV-101 or other product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of such product candidates. If we cannot replicate the positive results from our earlier pre-clinical studies and clinical trials of AV-101 or other product candidates in our later pre-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from preclinical studies of our product candidates, and any positive results we may obtain from early clinical trials of our product candidates, may not necessarily be predictive of the results from required later pre-clinical studies and clinical trials. Similarly, even if we are able to complete our planned pre-clinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our pre-clinical studies and clinical trials of our product candidates may not be replicated in subsequent pre-clinical studies or clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in pre-clinical studies and clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not yet completed a Phase 2A clinical trial for AV-101, and if we fail to produce positive results in our NIH-sponsored Phase 2A clinical trial of AV-101 in MDD, the development timeline and regulatory approval and commercialization prospects for AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

            Under our CRADA, we and the NIH have commenced an NIH-funded Phase 2A clinical trial of AV-101 as a treatment for MDD. We will need to complete at least two additional large clinical trials prior to the submission of an NDA for AV-101 as a treatment for MDD. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of AV-101 for MDD and any other product candidates we may develop. We do not know whether the NIH-funded Phase 2A study of AV-101 or any of our future-planned clinical trials will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical trials of our product candidates may occur, which may result in changes to preclinical studies and clinical trial protocols or additional preclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical trials may force us to amend preclinical studies and clinical trial protocols or the FDA may impose additional preclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our pre-clinical studies may adversely impact the cost, timing, or successful completion of those pre-clinical studies. If we experience delays completing, or if we terminate, any of our pre-clinical studies or clinical trials, or if we are required to conduct additional pre-clinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

Although we design our clinical trials for our product candidates, we plan to have CROs, and in the case of our initial AV-101 Phase 2A study in MDD, the NIH, conduct the AV-101 Phase 2 and Phase 3 clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs or the NIH, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the NIH or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of AV-101 and other product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs or the NIH devote to our program or our clinical products. If we are unable to rely on clinical data collected by our CROs or the NIH, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of AV-101 or any other product candidates, for use in the conduct of our nonclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale.  The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products, nor do we intend to create such capabilities. Therefore, in order to market our product candidates globally, if approved by the FDA or any other regulatory body, we must make contractual arrangements with third parties to perform services related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates. If we are unable to establish adequate contractual arrangements for such sales, marketing and distribution capabilities, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt nonclinical studies and clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such product candidates;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;

•	we may be subject to regulatory investigations and government enforcement actions;

•	we may decide to remove such product candidates from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

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

The pharmaceuticals industry is highly competitive. There are many public and private pharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.

Currently, management is unaware of any FDA-approved adjunctive therapy for treatment-resistant MDD with the same mechanism of action as AV-101. However, new antidepressant products with other mechanisms of action or products approved for other indications, including the anesthetic ketamine, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy, or ECT, are sometimes used before or instead of standard antidepressants to treat patients with MDD.

In the field of new generation antidepressants focused on modulation of the NMDA receptor at the glycine binding co-agonist site, we believe our principal competitor is Allergan, which recently acquired from and is now developing both rapastinel (formerly GLYX-13) and NRX-1074 for treatment-resistant MDD.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused primarily on our AV-101, with additional limited focus on NCE drug rescue and RM. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as AV-101, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for AV-101 as an augmentation therapy for MDD, physicians may nevertheless prescribe AV-101 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Even if we have obtained FDA Orphan Drug designation for one or more of our product candidates, there may be limits to the regulatory exclusivity afforded by such designation.

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

Our future success is highly dependent upon our ability to successfully develop and commercialize AV-101 and discover, as well as produce, develop and commercialize proprietary drug rescue NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize AV-101 or drug rescue NCEs, or that, if produced, AV-101 or any drug rescue NCE will be successfully commercialized.

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

If we are unable to develop and commercialize AV-101 or produce suitable drug rescue NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

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

CardioSafe 3Dmay not be meaningfully more predictive of the behavior of human cells than existing methods.

The success of our drug rescue business is highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of new drug candidates than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, their utility for drug rescue will be limited and our drug rescue business will be adversely affected.

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

Our human pluripotent stem cell technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems are difficult to predict in advance. We might decide to devote significant personnel and financial resources to research and development activities designed to expand, in the case of drug rescue, and explore, in the case of drug discovery and regenerative medicine, potential applications of our stem cell technology platform. In particular, we may conduct exploratory nonclinical regenerative medicine programs involving blood, bone, cartilage, heart, and liver cells. Although we and our collaborators have developed proprietary protocols for the production of multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain drug rescue candidates and drug rescue NCEs, design and development of certain human cellular assays and performance of certain exploratory nonclinical regenerative medicine studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating human pluripotent stem cells into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, drug rescue and regenerative medicine business opportunities and results of operations.

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

The human cells we produce from hPSCs and our customized bioassay systems using such cells, including CardioSafe 3D, are not currently sold, for research purposes or any other purpose, to biotechnology or pharmaceutical companies, government research institutions, academic and nonprofit research institutions, medical research organizations or stem cell banks, and they are not therapeutic procedures. As a result, they are not subject to regulation as biological products or drugs by the FDA or comparable agencies in other countries. However, if, in the future, we seek to include human cells we derive from hPSCs in therapeutic applications or product candidates, such applications and/or product candidates would be subject to the FDA’s pre- and post-market regulations. For example, if we seek to develop and market human cells we produce for use in performing regenerative medicine applications, such as tissue engineering or organ replacement, we would first need to obtain FDA pre-market clearance or approval. Obtaining such clearance or approval from the FDA is expensive, time-consuming and uncertain, generally requiring many years to obtain, and requiring detailed and comprehensive scientific and clinical data. Notwithstanding the time and expense, these efforts may not result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses that we believe are important or commercially attractive.

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

In addition, we rely on a diverse range of strategic consultants and advisors, including scientific and clinical development advisors, to assist us in designing and implementing our research and development strategies and plans, including our AV-101 development and drug rescue strategies and plans. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance development of AV-101 for MDD and other CNS-related conditions, as well drug rescue and stem cell technology-related regenerative medicine programs, we will need to expand our research and development capabilities and/or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research and development efforts effectively and hire, train and integrate additional management, administrative and technical personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the company.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial and stock markets. Global financial crises cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for AV-101 or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $13.9 million and $3.0 million during the fiscal years ending March 31, 2015 and 2014, respectively.  As of December 31, 2015, we had an accumulated deficit of approximately $123.2 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third-parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, although we have generated approximately $16.4 million in revenues, we have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, or we enter into one or more strategic development and commercialization agreements with respect to AV-101 or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Unless we enter into a strategic development and commercialization collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize AV-101 or other product candidates. Even if we initiate and successfully complete pivotal clinical trials of AV-101 or other product candidates, and AV-101 or other product candidates are approved for commercial sale, and despite expending these costs, AV-101 or other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements for the year ended March 31, 2015 have been prepared assuming we will continue to operate as a going concern. However, due to our ongoing operating losses and our accumulated deficit, in their opinion on our audited financial statements for our fiscal year ended March 31, 2015, our auditors indicated that there is substantial doubt about our ability to continue as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

 We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of our stem cell technology platform. In particular, we have expended substantial resources advancing AV-101 through preclinical development and Phase 1 clinical safety studies, and developing CardioSafe 3D for drug rescue applications, and we will continue to expend substantial resources for the foreseeable future developing and commercializing AV-101, and, potentially, developing drug rescue NCEs and RM therapies. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At December 31, 2015, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months. As described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, on August 3, 2015, we entered into an agreement with Platinum (August 2015 Agreement) pursuant to which we agreed to sell to Platinum an additional $3.0 million of our Series B Preferred and Series B Warrants (collectively, Series B Units). Through December 31, 2015, Platinum purchased an aggregate of $1.65 million of Series B Units under the August 2015 Agreement. Concurrently with its December 2015 purchase of $1.0 million of Series B Units and at our request, Platinum agreed to cancel its right to purchase the remaining $1.35 million of the Series B Units under the August 2015 Agreement. As disclosed in Note 10, Subsequent Events, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, from January 1, 2016 through February 12, 2016, we sold to certain accredited investors other than Platinum $128,000 of our Series B Units in self-placed private placement transactions. In February 2015, we entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. National Institutes of Health (NIH), under which the NIH is fully funding and conducting the initial Phase 2A clinical efficacy and safety of AV-101 in Major Depressive Disorder. However, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds. As the outcome of our AV-101 and NCE drug rescue activities and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to obtain regulatory approval for, and to commercialize, our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We are considering a range of potential sources of funding, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we intend to complete additional financing arrangements in 2016. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We intend to seek additional capital in 2016 through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock,  our current stockholders’ ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

We currently have no issued patents covering AV-101. We cannot provide any assurances that any of our multiple pending U.S. and foreign patent applications relating to AV-101 will mature into issued patents and, if they do, that such patents will include claims with a scope sufficient to protect AV-101 or otherwise provide any competitive advantage. Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventories.

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

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement.  Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

Since we became a publicly-traded company in May 2011, there has been a limited public market for shares of our common stock on the OTC Markets’ OTCQB Marketplace (OTCQB). We do not yet meet the initial listing standards of the New York Stock Exchange, the NASDAQ Capital Market, or other similar national securities exchanges. Until our common stock is listed on a broader exchange, we anticipate that it will remain quoted on the OTCQB. In that venue, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This could also make it more difficult to raise additional capital.

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

Sales or issuances of a substantial number of shares of our common stock in the public market, or the perception that these sales or issuances are occurring or might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Prior to this date of this Quarterly Report on Form 10-Q, there has been a highly limited public market for shares of our common stock on the OTCQB. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the conversion of our Series A Preferred, Series B Preferred or Series C Preferred, and the exercise of outstanding options and warrants for common stock which are issuable upon exercise, in the public market, or the perception that these sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

Our principal institutional stockholders may continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes in control.

Certain of our current institutional stockholders, including Platinum and its affiliate, own a substantial portion of our outstanding capital stock, including our common stock, all of our Series A Preferred, a substantial portion of our Series B Preferred, and all of our Series C Preferred, all of which preferred stock is convertible into a substantial number of shares of common stock.  Accordingly, Platinum and other institutional stockholders may exert significant influence over us and over the outcome of any corporate actions requiring approval of holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. Furthermore, the interests of our principal institutional stockholders may not always coincide with your interests or the interests of other stockholders may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

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

Following approval by our stockholders in October 2011, our Articles of Incorporation permit us to issue up to 10.0 million shares of preferred stock.  Our Board of Directors has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are currently issued and outstanding; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 3.6 million shares are issued and outstanding as of December 31, 2015; and (iii) 3.0 million shares of Series C Convertible Preferred Stock. Our Board of Directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

We do not intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased them.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units in Series B Preferred Unit Private Placement

Between November 23, 2015 and February 12, 2016, we entered into self-placed private placement transactions involving securities purchase agreements with accredited investors, pursuant to which we sold Series B Preferred Units consisting of an aggregate of (i) 136,143 shares of our Series B Preferred Stock; and (ii) five-year warrants to purchase an aggregate of 136,143 shares of our common stock at a fixed exercise price of $7.00 per share, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions (Series B Warrants).  We received cash proceeds of $1,653,000, which we expect to use for general corporate purposes. The figures reported above include 142,857 shares of Series B Preferred and Series B Warrants to purchase 142,857 shares of our Common Stock sold to Platinum for cash proceeds of $1,000,000 pursuant to the August 3, 2015 Agreement with Platinum. The Series B Preferred Units were offered and sold in a self-placed private placement transaction exempt from registration under the Securities Act of 1993 , as amended (the Securities Act) , in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Each share of Series B Preferred is convertible, at the option of the Holder (Voluntary Conversion), into one (1) share of our common stock, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions (Fixed Conversion Price). All shares of Series B Preferred are also convertible automatically into common stock (Automatic Conversion) upon the closing or effective date of any of the following transactions or events: (i) a strategic transaction involving AV-101 with an initial up-front cash payment to us of at least $10.0 million; (ii) a registered public offering of Common Stock with aggregate gross proceeds to us of at least $10.0 million; or (iii) for 20 consecutive trading days our Common Stock trades at least 20,000 shares per day with a daily closing price of at least $12.00 per share; provided, however, that Automatic Conversion and Voluntary Conversion (collectively, Conversion) are subject to customary beneficial ownership blockers. Prior to Conversion, shares of Series B Preferred will accrue dividends, payable only in unregistered shares of Common Stock, at a rate of 10% per annum (the Accrued Dividend). The Accrued Dividend will be payable only on the date of Conversion solely in that number of shares of Common Stock equal to the Accrued Dividend.

Grants of Warrants and Common Stock

On November 11, 2015, we granted 15,750 unregistered shares of our common stock and warrants to purchase 7,500 shares of our unregistered common stock at an exercise price of $7.00 per share to an accredited investor as compensation for investment banking services. On December 11, 2015 we granted warrants to purchase an aggregate of 37,500 unregistered shares of our common stock to three accredited investors pursuant to an investment banking arrangement.  On January 15, 2016, we granted 10,000 shares of our unregistered common stock to an accredited investor as compensation for legal services.  We will receive all proceeds from the exercise of the warrants granted; however, there can be no assurance that we will receive any proceeds therefrom. The common stock and the warrants were issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Warrants Exchanged for Common Stock

Between January 29, 2016 and February 12, 2016, we entered into Warrant Exchange Agreements with certain holders of outstanding warrants to purchase an aggregate of 824,887 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for our issuance to them of an aggregate of 618,685 shares of our unregistered common stock.  The common stock was issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Item 3. Defaults Upon Senior Securities

        None.

Item 6. EXHIBITS

Exhibit
Number	Description
3.1
Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of VistaGen Therapeutics, Inc., dated January 25, 2016, incorporated by reference from Exhibit 3.1 to the Companys Current Report on Form 8-K filed on January 29, 2016

10.1
Exchange Agreement, by and between VistaGen Therapeutics, Inc., and Platinum Long Term Growth VII, LLC and Montsant Partners, LLC, dated January 25, 2016, incorporated by reference from Exhibit 10.1 to the Companys Current Report on Form 8-K filed on January 29, 2016

10.2	Form of Warrant Exchange Agreement

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: February 16, 2016