Form 10-Q
period 2016-06-30
VistaGen Therapeutics, Inc.
filed 2016-08-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of August 11, 2016, 7,970,705 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2016

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,499,900	$428,500
Prepaid expenses and other current assets	134,700	426,800
Total current assets	8,634,600	855,300
Property and equipment, net	76,300	87,600
Security deposits and other assets	46,900	46,900
Total assets	$8,757,800	$989,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$930,100	$936,000
Accrued expenses	564,800	814,000
Current portion of notes payable and accrued interest	105,900	43,600
Capital lease obligations	900	1,100
Total current liabilities	1,601,700	1,794,700

Non-current liabilities:
Notes payable	-	27,200
Accrued dividends on Series B Preferred Stock	946,000	2,089,600
Deferred rent liability	47,600	55,500
Total non-current liabilities	993,600	2,172,300
Total liabilities	2,595,300	3,967,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2016 and March 31, 2016:
Series A Preferred, 500,000 shares authorized and outstanding at June 30, 2016 and March 31, 2016	500	500
Series B Preferred; 4,000,000 shares authorized at June 30, 2016 and March 31, 2016; 1,247,740 shares and 3,663,077 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	1,200	3,700
Series C Preferred; 3,000,000 shares authorized at June 30, 2016 and March 31, 2016; 2,318,012 shares issued and outstanding at June 30, 2016 and March 31, 2016	2,300	2,300
Common stock, $0.001 par value; 30,000,000 shares authorized at June 30, 2016 and March 31, 2016; 8,106,370 and 2,623,145 shares issued at June 30, 2016 and March 31, 2016, respectively	8,100	2,600
Additional paid-in capital	143,828,800	132,725,000
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2016 and March 31, 2016	(3,968,100)	(3,968,100)
Accumulated deficit	(133,710,300)	(131,743,200)
Total stockholders’ equity (deficit)	6,162,500	(2,977,200)
Total liabilities and stockholders’ equity (deficit)	$8,757,800	$989,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended June 30,
	2016	2015
Operating expenses:
Research and development	825,700	372,600
General and administrative	1,137,600	1,448,500
Total operating expenses	1,963,300	1,821,100
Loss from operations	(1,963,300)	(1,821,100)
Other expenses, net:
Interest expense, net	(1,400)	(755,100)
Change in warrant liability	-	(1,894,700)
Loss on extinguishment of debt	-	(25,050,900)
Loss before income taxes	(1,964,700)	(29,521,800)
Income taxes	(2,400)	(2,300)
Net loss	$(1,967,100)	$(29,524,100)

Accrued dividend on Series B Preferred stock	(539,800)	(213,300)
Deemed dividend on Series B Preferred Units	(111,100)	(256,200)

Net loss attributable to common stockholders	$(2,618,000)	$(29,993,600)

Basic and diluted net loss attributable to common stockholders
per common share	$(0.51)	$(19.23)

Weighted average shares used in computing basic and diluted net loss
attributable to common stockholders per common share	5,097,832	1,559,483

Comprehensive loss	$(1,967,100)	$(29,524,100)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,967,100)	$(29,524,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,300	14,500
Amortization of discounts on convertible and promissory notes	-	550,800
Change in warrant liability	-	1,894,700
Stock-based compensation	107,900	29,200
Expense related to modification of warrants, including exchange of warrants
for Series C Preferred and common stock	40,300	122,300
Amortization of deferred rent	(7,900)	(4,700)
Fair value of common stock granted for services	-	500,000
Fair value of Series B Preferred stock granted for services	375,000	250,000
Loss on currency fluctuation	-	10,300
Loss on extinguishment of debt	-	25,050,900
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,600	(8,200)
Accounts payable and accrued expenses, including accrued interest	(267,100)	291,000
Net cash used in operating activities	(1,671,000)	(823,300)

Cash flows from investing activities:
Purchases of equipment	(2,000)	-
Net cash used in investing activities	(2,000)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	9,537,100	280,000
Net proceeds from issuance of Series B Preferred Units	278,000	607,500
Repayment of capital lease obligations	(300)	(200)
Repayment of notes	(70,400)	(13,000)
Net cash provided by financing activities	9,744,400	874,300
Net increase in cash and cash equivalents	8,071,400	51,000
Cash and cash equivalents at beginning of period	428,500	70,000
Cash and cash equivalents at end of period	$8,499,900	$121,000

Supplemental disclosure of noncash activities:
Conversion of Senior Secured Notes, Subordinate Convertible Notes, Promissory
Notes, Accounts payable and other debt into Series B Preferred	$-	$17,335,400
Insurance premiums settled by issuing note payable	$117,500	$79,400
Accrued dividends on Series B Preferred	$539,800	$213,300
Accrued dividends on Series B Preferred settled upon conversion by issuance
of common stock	$1,683,400	$-

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics, Inc. (NASDAQ: VTGN), a Nevada corporation, is a clinical-stage biopharmaceutical company dedicated to developing and commercializing innovative product candidates for patients with diseases and disorders involving the central nervous system (CNS).  Our principal executive offices are located at 343 Allerton Avenue, South San Francisco, California 94080, and our telephone number is (650) 577-3600. Our website address is www.vistagen.com. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation.

Our lead product candidate, AV-101, is a new generation, oral antidepressant drug candidate in Phase 2 development for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  We believe AV-101 may also have therapeutic potential in chronic neuropathic pain, epilepsy, Huntington’s disease and Parkinson’s disease.

AV-101’s mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics used to augment standard antidepressant therapy.

Our ongoing Phase 2a clinical study of AV-101 in subjects with treatment-resistant MDD is being fully funded by the U.S. National Institute of Mental Health (NIMH) under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH, and is being conducted by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. The first patient in this NIMH-sponsored Phase 2a study was dosed in November 2015. Previous NIMH studies, including studies conducted by Dr. Zarate, have focused on the antidepressant effects of low dose, intravenous (I.V.) ketamine in patients with treatment-resistant depression. These NIMH studies, as well as clinical research by others, have demonstrated robust antidepressant effects in patients with treatment-resistant MDD within twenty-four hours of a single low dose of I.V. ketamine.  We believe AV-101 may have potential to deliver ketamine-like fast-acting antidepressant effects without ketamine’s serious side effects.

We are preparing to launch our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants.  We anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled Phase 2b efficacy and safety study at the end of the fourth quarter of 2016. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of our Phase 2b study of AV-101 in treatment resistant MDD.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the largest clinical trial conducted in depression to date, the STAR*D study, whose findings were published in journals such the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results in this Phase 2b study in the second quarter of 2018.

In addition to clinical development of AV-101, we are focused on advancing potential commercial applications of our human pluripotent stem cell (hPSC) technology platform with respect to drug rescue programs aimed at developing proprietary small molecule new chemical entities (NCEs) for our drug candidate pipeline. We are also focused on potential regenerative medicine applications using blood, cartilage, heart and/or liver cells derived from hPSCs, and may pursue these applications in collaboration with third-parties.

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

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (SSRIs) or serotonin/norepinephrine (SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients do not achieve adequate therapeutic benefits.  Such treatment-resistant depression patients often seek to treat their depression with non-drug-related approaches, such as Electroconvulsive Therapy (ECT), or to augment their inadequate response to standard antidepressants by adding an atypical antipsychotic (such as, for example, aripiprazole) to their treatment regimen, despite the modest potential therapeutic benefit and significant risk of additional side effects with such augmentation options.

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

AV-101

AV-101, our oral new generation antidepressant drug candidate, is in Phase 2 clinical development for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment. These responses were equivalent to those seen with a single, sub-anesthetic control dose of the NMDAR antagonist ketamine. In the same preclinical studies, a standard antidepressant, the SSRI fluoxetine, did not induce rapid onset antidepressant-like responses. In addition, these studies confirmed that the fast-acting antidepressive effects of AV-101 were mediated through the GlyB site and involved the activation of a key neurological pathway, the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor pathway. Activation of the AMPA receptor pathway is a common feature of fast-acting antidepressants.

Following the completion of our NIH-funded, randomized, double blind, placebo-controlled Phase 1a and Phase 1b safety studies, we are now collaborating with the NIMH in a Phase 2a study. Under our February 2015 CRADA, the NIMH is funding, and Dr. Carlos Zarate Jr. of the NIMH as Principal Investigator is conducting, our ongoing Phase 2a efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. The trial is expected to enroll 20 to 28 patients.  The first patient was dosed in November 2015, and we currently anticipate receiving topline results in the second quarter of 2017.

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

Several preclinical studies support the hypothesis that AV-101 also has the potential to treat multiple CNS disorders and neurodegenerative diseases in addition to depression, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR, AMPA pathway and/or active metabolites of AV-101 may achieve therapeutic benefit.

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

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation (VistaGen California), is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report also include the accounts of VistaGen California’s two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2016 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2017 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 24, 2016.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a developing-technology company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $133.7 million accumulated from inception through June 30, 2016. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further potential development of AV-101 and launch and execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.3 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $29.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Between April 1, 2016 and May 4, 2016, we sold to accredited investors Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants to purchase 39,714 shares of our common stock, from which we received cash proceeds of $278,000. Further, on May 16, 2016 we consummated an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option (the May 2016 Public Offering). We received net cash proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting fees and expenses. We expect the proceeds of these transactions to provide sufficient cash to sustain our operations through our fiscal year ending March 31, 2017, however they will not be adequate to enable the completion of our Phase 2b clinical trial of AV-101 in MDD. Accordingly, we intend to raise additional capital through sales of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 CRADA with the NIMH providing for the NIMH to fund our Phase 2a study of AV-101 in MDD, may provide resources to support a portion of our future cash needs and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, and our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  These Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
	2016	2015
Research and development expense:

Stock option grants	$44,000	$15,500
Warrants granted to officer in March 2014	-	2,800
	44,000	18,300

General and administrative expense:

Stock option grants	63,900	7,000
Warrants granted to officers and directors
in March 2014	-	3,900
	63,900	10,900
Total stock-based compensation expense	$107,900	$29,200

On June 19, 2016, our Board of Directors (Board) approved the grant of options to purchase an aggregate of 655,000 shares of our common stock at an exercise price of $3.49 per share to the independent members of our Board and to our officers, including our newly-hired Chief Medical Officer.  We did not grant any stock options during the three months ended June 30, 2015.  At June 30, 2016, there were stock options outstanding to purchase 986,987 shares of our common stock at a weighted average exercise price of $5.53 per share. We valued the options granted in June 2016 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:
Market price per share at grant date	$3.49
Exercise price per share	$3.49
Risk-free interest rate	1.34%
Contractual or estimated term in years	6.68
Volatility	81.69%
Dividend rate	0.0%
Shares	655,000

Fair Value per share	$2.50

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Income (Loss) per Common Share

Basic net income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we have historically adjusted the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. The change in the fair value of the warrant liability, which was eliminated in May 2015, had no impact on the diluted net earnings per share calculation in any period included in these Condensed Consolidated Financial Statements.

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation of net loss per share, as their effect would be antidilutive. For the three month periods ended June 30, 2016 and 2015, the accrual for dividends on our Series B Preferred and the deemed dividend attributable to the issuance of our Series B Preferred Units represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of June 30,
	2016	2015

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,247,740	2,995,579

Series C Preferred stock issued and outstanding (3)	2,318,012	-

Outstanding options under the 2008 and 1999 Stock Incentive Plans	986,987	206,788

Outstanding warrants to purchase common stock	4,606,480	3,735,023

Warrant shares issuable to PLTG upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase
Agreement, as subsequently amended	-	535,715

Total	9,909,219	8,223,105
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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2016, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to the Company.

Note 4.  Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

In conjunction with certain Senior Secured Convertible Promissory Notes that we issued to Platinum Long Term Growth VII, LLC (PLTG) between October 2012 and July 2013 and the related PLTG Warrants, and the contingently issuable Series A Exchange Warrant, we determined that the warrants included certain exercise price adjustment features requiring the warrants to be treated as liabilities, which were recorded at their issuance-date estimated fair values and marked to market at each subsequent reporting period. We determined the fair value of the warrant liabilities using Level 3 (unobservable) inputs, since there was minimal comparable external market data available.  Inputs used to determine fair value included the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of PLTG’s exchange of the shares of Series A Preferred it holds into shares of common stock. The change in the fair value of these warrant liabilities between March 31, 2015 and their subsequent elimination (described below) was recognized as a non-cash expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2015.

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

In January 2016, we entered into an Exchange Agreement with PLTG pursuant to which PLTG exchanged all outstanding PLTG Warrants plus the shares issuable pursuant to the Series A Preferred Exchange Warrant for unregistered shares of our Series C Convertible Preferred Stock (Series C Preferred) in the ratio of 0.75 share of Series C Preferred for each warrant share cancelled.

We carried no assets or liabilities at fair value at June 30, 2016 or March 31, 2016.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016

Insurance	$131,500	$27,000
Prepaid compensation under financial advisory
and other consulting agreements	-	337,500
Public offering expenses	-	57,400
Technology license fees and all other	3,200	4,900

	$134,700	$426,800

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016

Accrued professional services	$326,900	$318,000
Accrued AV-101 development expenses	$232,900	$186,000
Accrued compensation	-	310,000
All other	5,000	-

	$564,800	$814,000

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at June 30, 2016 and March 31, 2016.

	June 30, 2016			March 31, 2016
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

5.75% Note payable to insurance premium financing company (current)	$105,900	$-	$105,900	$-	$-	$-

7.0% Note payable to Progressive Medical Research	$-	$-	$-	$58,800	$12,000	$70,800
less: current portion	-	-	-	(31,600)	(12,000)	(43,600)
7.0% Notes payable - non-current portion	$-	$-	$-	$27,200	$-	$27,200

Total notes payable to unrelated parties	$105,900	$-	$105,900	$58,800	$12,000	$70,800
less: current portion	(105,900)	-	(105,900)	(31,600)	(12,000)	(43,600)
Net non-current portion	$-	$-	$-	$27,200	$-	$27,200

Between May 2015 and August 2015, we extinguished the outstanding balances of approximately $17.2 million of indebtedness, including all senior secured promissory notes, all except $85,100 principal of unsecured promissory notes, and a substantial portion of other indebtedness, and certain adjustments thereto, that were either due and payable or would have become due and payable prior to March 31, 2016, by converting all such indebtedness into shares of our Series B Preferred.  Evaluating each note or debt class separately, we determined that the conversion of each of the notes or other debt instruments into Series B Preferred should be accounted for as an extinguishment of debt.  Because the fair value of the Series B Preferred into which the debt instruments were converted in all cases exceeded the carrying value of the debt, we recorded an aggregate loss on extinguishment of debt of $26,700,200, in our fiscal year ended March 31, 2016, of which $25,050,900 was recorded in the quarter ended June 30, 2015, as reflected in the accompanying Consolidated Statement of Operations and Comprehensive Loss for that period.

On January 5, 2016, we paid in full the $33,300 outstanding balance (principal and accrued but unpaid interest) of the promissory note previously issued to University of California at Davis.

On June 13, 2016, we paid in full the $71,600 outstanding balance (principal and accrued but unpaid interest) of the promissory note we issued to Progressive Medical Research in August 2012.

In May 2016, we executed a promissory note in the face amount of $117,500 to finance certain insurance policy premiums.  The note is payable in monthly installments of $12,100, including principal and interest, through March 2017.

Note 8.  Capital Stock

Series B Preferred Unit Offering

In April and May 2016, in self-placed private placement transactions, we sold to accredited investors an aggregate of $278,000 of units in our Series B Preferred Unit offering, which units consist of Series B Preferred and Series B Warrants (together Series B Preferred Units). We issued 39,714 shares of Series B Preferred and Series B Warrants to purchase 39,714 shares of our common stock.  Through the termination of the Series B Preferred Unit offering in May 2016, we received an aggregate of $5,303,800 in cash proceeds from our self-placed private placement and sale of the Series B Preferred Units.

We allocated the proceeds from the sale of the Series B Preferred Units during the quarter ended June 30, 2016 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. We determined that the fair value of a share of Series B Preferred was equal to the quoted market value of a share of our common stock on the date of a Series B Preferred Unit sale. We calculated the fair value of the Series B Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Series B Preferred Unit sales proceeds based on the relative fair values of the Series B Preferred and the Series B Warrants as of their respective Series B Preferred Unit sales dates.  The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $111,100 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2016.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions						Per Share Fair Value of Warrant	Aggregate Fair Value of Unit Warrants	Aggregate Proceeds of Unit Sales	Aggregate Allocation of Proceeds
Warrant Shares Issued				Risk free Interest Rate						Based on Relative Fair Value of:
	Market Price	Exercise Price	Term(Years)			Dividend Rate				Unit Stock	Unit Warrant
Volatility

39,714	$8.45	$7.00	5.00	1.27%	78.43%	0.0%	$5.63	$223,500	$278,000	$166,900	$61,100

May 2016 Public Offering

Effective on May 16, 2016, we consummated a fully underwritten public offering, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued in June 2016 pursuant to the exercise of the underwriters’ over-allotment option (the May 2016 Public Offering). We received gross proceeds of approximately $10.9 million and net proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting underwriters’ commissions and other expenses.  The warrants issued in the May 2016 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in the Company’s capital structure in the event of a stock split or dividend, and, accordingly, we have accounted for them as equity warrants.

The securities included in the May 2016 Public Offering Warrants were offered, issued and sold under a prospectus filed with the Securities and Exchange Commission (SEC) pursuant to an effective registration statement (Registration Statement) filed with the SEC on Form S-1 (File No. 333-210152) pursuant to the Securities Act of 1933, as amended (Securities Act). The Registration Statement was first filed with the SEC on March 14, 2016, and was declared effective on May 10, 2016.

NASDAQ Uplisting

In connection with the completion of our May 2016 Public Offering, our common stock was approved for listing on The NASDAQ Capital Market, and began trading under the symbol “VTGN” on May 11, 2016.

Conversion of Series B Preferred into Common Stock

During April 2016, prior to the May 2016 Public Offering, holders of an aggregate of 7,500 shares of Series B Preferred voluntarily converted such shares into an equivalent number of registered shares of our common stock.  In connection with such conversions, we issued an aggregate of 510 shares of our unregistered common stock in payment of $4,000 in accrued dividends on the Series B Preferred converted.

On May 19, 2016, upon the consummation of the May 2016 Public Offering, an aggregate of 2,403,051 shares of Series B Preferred were automatically converted into an aggregate of 2,192,847 registered shares of our common stock and an aggregate of 210,204 shares of our unregistered common stock. Additionally, we issued an aggregate of 416,806 shares of our unregistered common stock in payment of $1,642,100 in accrued dividends, at the rate of one share of common stock for each $3.94 of accrued dividends.  On June 15, 2016, pursuant to the underwriters’ exercise of their over-allotment option, an additional 44,500 shares of Series B Preferred were converted into 44,500 shares of our registered common stock.  We issued an additional 9,580 shares of our unregistered common stock in payment of $37,400 in accrued dividends, at the rate of one share of common stock for each $3.90 in accrued dividends.

Modification of Warrants

Between April 1, 2016 and May 4, 2016, we entered into Warrant Exchange Agreements with certain holders of outstanding warrants to purchase an aggregate of 41,469 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for our issuance to them of an aggregate of 31,238 shares of our unregistered common stock.

We accounted for the exchange of these warrants as warrant modifications, comparing their fair value prior to the exchange with the fair value of the common stock issued. We calculated the weighted average fair value of the warrants prior to the exchange to be $5.37 per share, or $223,700, using the Black Scholes Option Pricing Model and the following weighted average assumptions: market price per share: $8.44; exercise price per share: $7.37; risk-free interest rate: 1.23%; remaining contractual term: 4.77 years; volatility: 79.0%; expected dividend rate: 0%.  The weighted average fair value of the aggregate of 31,238 shares of common stock issued in the exchange was $8.45 per share or $264,000.  Accordingly, we recognized the additional fair value, $40,300, as warrant modification expense, included as a component of general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2016.

Warrants Outstanding

Following the warrant issuances in the May 2016 Public Offering, the Series B Warrant issuances and the warrant exchanges described above, at June 30, 2016, we had outstanding warrants to purchase shares of our unregistered common stock at a weighted average exercise price of $6.48 per share as follows:

		Shares Subject
Exercise		to Purchase at
Price	Expiration	June 30,
per Share	Date	2016

$5.30	5/16/2021	2,705,883
$7.00	12/11/2018 to 3/3/2023	1,417,125
$8.00	3/25/2021	230,000
$10.00	8/31/2016 to 1/11/2020	135,384
$15.00	8/31/2016	4,040
$20.00	9/15/2019	110,448
$30.00	11/20/2017	3,600

		4,606,480

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), and the parent of Cato Research Ltd (CRL) a contract research organization (CRO) engaged with us for the development of AV-101, is one of our largest institutional stockholders at June 30, 2016, holding approximately 7% of our outstanding common stock.  Shawn Singh, our Chief Executive Officer and member of our Board of Directors, served as Managing Principal of CBV and as an officer of CRL until August 2009. On October 10, 2012, we issued to CHC an unsecured promissory note in the principal amount of $310,400 (the 2012 CHC Note) and a five-year warrant to purchase 12,500 restricted shares of our common stock at a price of $30.00 per share (the CHC Warrant).  Additionally, on October 10, 2012, we issued to CRL: (i) an unsecured promissory note in the initial principal amount of $1,009,000, payable solely in restricted shares of our common stock and which accrued interest at the rate of 7.5% per annum, compounded monthly (the CRL Note), as payment in full for all contract research and development services and regulatory advice rendered to us by CRL through December 31, 2012 with respect to the preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $20.00 per share, 50,450 restricted shares of our common stock, such number of shares to be adjusted in relation to accrued interest on the CRL Note (CRL Warrant). The Cato Notes and additional amounts payable to CRL for CRO services were extinguished in June 2015 in exchange for our issuance of an aggregate of 328,571 shares of Series B Preferred to CHC, which shares of Series B Preferred were automatically converted into an equal number of registered shares of our common stock in connection with the May 2016 Public Offering.  CHC also participated in our February 2016 warrant exchange, exchanging the CHC Warrant and the CRL Warrant, as adjusted to reflect accrued interest, for an aggregate of 54,894 shares of our unregistered common stock.

Under the terms of VistaGen California’s contract research organization arrangement with CRL related to the development of AV-101, we incurred expenses of $50,400 and $11,200 for the three month periods ended June 30, 2016 and 2015, respectively.  Total interest expense, including amortization of note discount, on the notes payable to CHC and CRL was $28,200 for the three month period ended June 30, 2015.

Note 10.  Subsequent Events

We have evaluated subsequent events through the date of this report and have found no material matters requiring disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward- looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of non-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Quarterly Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors and stockholders.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Our lead product candidate, AV-101, is a new generation, oral antidepressant drug candidate in Phase 2 development for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  We believe AV-101 may also have therapeutic potential in chronic neuropathic pain, epilepsy, Huntington’s disease and Parkinson’s disease.

AV-101’s mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics used to augment standard antidepressant therapy.

Our ongoing Phase 2a clinical study of AV-101 in subjects with treatment-resistant MDD is being conducted and fully funded by the U.S. National Institute of Mental Health (NIMH) under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH. The first patient in this NIMH-sponsored Phase 2a study was dosed in November 2015. The Principal Investigator of the study is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. Previous NIMH studies, including studies conducted by Dr. Zarate, have focused on the antidepressant effects of low dose, intravenous (I.V.) ketamine in patients with treatment-resistant depression. These NIMH studies, as well as clinical research by others, have demonstrated robust antidepressant effects in patients with treatment-resistant MDD within twenty-four hours of a single low dose of I.V. ketamine. We believe AV-101 may have potential to deliver ketamine-like fast-acting antidepressant effects without ketamine’s serious side effects.

We are preparing to launch our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants.  We anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled Phase 2b efficacy and safety study at the end of the fourth quarter of 2016. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of our Phase 2b study of AV-101 in treatment-resistant MDD.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the largest clinical trial conducted in depression to date, the STAR*D study, whose findings were published in journals such the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results in this Phase 2b study in the second quarter of 2018.

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

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (SSRIs) or serotonin/norepinephrine (SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients do not achieve adequate therapeutic benefits.  Such treatment-resistant depression patients often seek to treat their depression with non-drug-related approaches, such as Electroconvulsive Therapy (ECT), or to augment their inadequate response to standard antidepressants by adding an atypical antipsychotic (such as, for example, aripiprazole) to their treatment regimen, despite the modest potential therapeutic benefit and significant risk of additional side effects from such augmentation options.

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

AV-101

AV-101, our oral new generation antidepressant drug candidate, is in Phase 2 clinical development for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment. These responses were equivalent to those seen with a single, sub-anesthetic control dose of the NMDAR antagonist ketamine. In the same preclinical studies, a standard antidepressant, the SSRI fluoxetine, did not induce rapid onset antidepressant-like responses. In addition, these studies confirmed that the fast-acting antidepressive effects of AV-101 were mediated through the GlyB site and involved the activation of a key neurological pathway, the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor pathway. Activation of the AMPA receptor pathway is a common feature of fast-acting antidepressants.

Following the completion of our NIH-funded, randomized, double blind, placebo-controlled Phase 1a and Phase 1b safety studies, we are now collaborating with the NIMH in a Phase 2a study. Under our February 2015 CRADA, the NIMH is funding, and Dr. Carlos Zarate Jr. of the NIMH as Principal Investigator is conducting, our ongoing Phase 2a efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. The trial is expected to enroll 20 to 28 patients.  The first patient was dosed in November 2015, and we currently anticipate receiving topline results in the second quarter of 2017.

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

Several preclinical studies support the hypothesis that AV-101 also has the potential to treat multiple CNS disorders and neurodegenerative diseases in addition to depression, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR, AMPA pathway and/or active metabolites of AV-101 may achieve therapeutic benefit.

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 24, 2016, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Summary

Net Loss

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing AV-101 from early preclinical studies to our ongoing Phase 2a clinical study in MDD, as well as stem cell research and bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property, with the corollary initiatives of recruiting personnel and raising working capital. As of June 30, 2016, we had an accumulated deficit of approximately $133.7 million. Our net loss for the quarter ended June 30, 2016 was approximately $2.0 million.  Our net loss for the quarter ended June 30, 2015 was $29.5 million, including a non-recurring, non-cash loss of approximately $25.1 million attributable to converting over $15.4 million of our indebtedness into equity securities during May and June 2015. We expect losses to continue for the foreseeable future, primarily related to our further development of AV-101 for MDD and additional CNS indications.

Summary of Three Months Ended June 30, 2016

During the quarter ended June 30, 2016, we have continued to advance clinical development of AV-101 for depression and other CNS indications and, on a more limited basis, explore drug rescue and regenerative medicine opportunities related to our stem cell technology platform.  Pursuant to our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIH, the NIH continues to fund and conduct a Phase 2a clinical study of AV-101 in treatment-resistant MDD.  We are preparing to launch a Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants (Phase 2b Study). Following the enabling consummation of the May 2016 Public Offering (described below), we anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, at the end of the fourth calendar quarter of 2016.  In May 2016, we consummated a fully underwritten public offering, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock and received net proceeds, after deducting underwriters’ commissions and other expenses, of approximately $9.5 million (May 2016 Public Offering).  While we expect the proceeds from the May 2016 Public Offering to provide sufficient cash to sustain our operations through our fiscal year ending March 31, 2017 and to enable advance preparations for and commencement of our Phase 2b Study, they will not be adequate to enable the completion of our Phase 2b Study.  Accordingly, our executive management continues to focus significant efforts on raising additional capital to complete the Phase 2b Study and for other operational requirements through sales of our securities, which may include both debt and equity securities, or from other sources.

A further significant accomplishment during the quarter ended June 30, 2016, is the June 2016 addition to our management team of Mark A. Smith, MD, Ph.D., as our Chief Medical Officer.  Dr. Smith has over 20 years of pharmaceutical industry experience CNS drug development.  He has been a successful project leader in both drug discovery and development on projects resulting in approximately 20 investigational new drugs (INDs).  Dr. Smith has directed clinical trials examining depression, bipolar disorder, anxiety, schizophrenia, Alzheimer’s disease, ADHD and agitation in Phase 1 through Phase 2b. In addition, Dr. Smith has vast knowledge and expertise in translational neuroscience, clinical trial design and regulatory interactions.

As a matter of course, we attempt to minimize to the greatest extent possible cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we will continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended June 30,
	2016	2015

Operating expenses:
Research and development	$826	$373
General and administrative	1,138	1,448
Total operating expenses	1,964	1,821

Loss from operations	(1,964)	(1,821)

Interest expense, net	(1)	(755)
Change in warrant liabilities	-	(1,895)
Loss on extinguishment of debt	-	(25,051)

Loss before income taxes	(1,965)	(29,522)
Income taxes	(2)	(2)

Net loss	$(1,967)	$(29,524)
Accrued dividend on Series B Preferred Stock	(540)	(213)
Deemed dividend on Series B Preferred Stock	(111)	(256)
Net loss attributable to common stockholders	$(2,618)	$(29,993)

Revenue

We reported no revenue for the quarters ended June 30, 2016 or 2015 and we presently have no revenue generating arrangements.  However, as indicated previously, we have entered into a CRADA with the NIH providing for a Phase 2a clinical study of AV-101 in treatment resistant Major Depressive Disorder.  This Phase 2a study, which began in late-2015, is being funded by the NIH and conducted at the NIMH.

Research and Development Expense

Research and development expense totaled $825,700 for the quarter ended June 30, 2016, more than at two-fold increase when compared with the $372,600 reported for the quarter ended June 30, 2015. This increase is primarily the result of increased spending on the development of AV-101 and legal and application costs related to a number of U.S. and foreign pending patent applications with respect to AV-101 and our stem cell technology platform. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2016	2015

Salaries and benefits	$250	$202
Stock-based compensation	44	18
Consulting and other professional services	27	22
Technology licenses and royalties	160	53
Project-related research and supplies:
AV-101	252	11
Stem cell and all other	28	2
	280	13
Rent	56	53
Depreciation	9	11
All other	-	1

Total Research and Development Expense	$826	$373

The increase in salaries and benefits is primarily attributable to bonus payments made to the four non-officer members of our scientific staff in June 2016 and the hiring of Dr. Mark Smith as our Chief Medical Officer (CMO) in June 2016.

Stock based compensation expense reflects the ratable amortization of option grants made to our Chief Scientific Officer (CSO) and CMO, scientific staff and consultants, most recently in June 2016 (CSO and CMO only) and September 2015 (in 2016 expense only). Our stock options are generally amortized over a two-year or four-year vesting period. Essentially all of the option grants made in or prior to October 2013 and in March 2014 became fully-vested and were fully-expensed prior to the quarter ended June 30, 2016.

Consulting services reflects fees paid or accrued for scientific services rendered to us by third-parties, primarily by members of our scientific and clinical advisory board.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in the quarter ended June 30, 2016, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries several pending patent applications with respect to AV-101 and our stem cell technology platform.

AV-101 project expenses in both periods reflect the costs associated with monitoring for and responding to potential feedback related to the Phase 1 clinical trial and preparing other reports required under the terms of our prior NIH grant, primarily through our contract research collaborator, Cato Research Ltd. Expense for the quarter ended June 30, 2016 also includes costs incurred to explore and develop more efficient and cost-effective production methods for AV-101 and certain pre-production studies and procedures as well as costs related to updating documentation to facilitate the Phase 2 clinical trial of AV-101 in treatment resistant MDD sponsored and conducted by the NIH. Stem cell and other project related expenses in both periods were minimal.

General and Administrative Expense

General and administrative expense decreased to $1,137,600 from $1,448,500, for the quarters ended June 30, 2016 and 2015, respectively, primarily as a result of the decrease in noncash expense related to both grants of equity securities in payment of certain professional services during 2015 and the modification of certain outstanding warrants in June 2015.  The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2016	2015

Salaries and benefits	$190	$176
Stock-based compensation	64	11
Consulting Services	33	28
Legal, accounting and other professional fees	542	959
Investor relations	108	34
Insurance	40	38
Travel expenses	49	17
Rent and utilities	40	37
Warrant modification expense	40	122
All other expenses	32	26

Total General and Administrative Expense	$1,138	$1,448

The increase in salaries and benefits is primarily attributable to a bonus payment made to a non-officer member of our administrative staff in June 2016 and the change in that employee’s status from part-time to full-time effective in November 2015.

Stock based compensation expense reflects the ratable amortization of option grants made to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), independent members of our Board of Directors and administrative staff and consultants, most recently in June 2016 (CEO, CFO and independent Board members only) and September 2015 (in 2016 expense only). Our stock options are generally amortized over a two-year or four-year vesting period. Essentially all of the option grants made in or prior to October 2013 and in March 2014 became fully-vested and were fully-expensed prior to the quarter ended June 30, 2016.

Consulting services primarily includes fees recognized for the services of independent members of our Board of Directors. We added an additional independent director to our Board in March 2016.

Legal, accounting and other professional fees in the quarter ended June 30, 2015 included non-cash expense related to the grant of an aggregate of 50,000 shares of our common stock having a fair value of $500,000 pursuant to two corporate development contracts initiated during that quarter and the grant of 25,000 shares of our Series B Preferred having a fair value of $250,000 to legal counsel as compensation for services in connection with our debt restructuring and other corporate finance matters. Expense for the quarter ended June 30, 2016 included $337,500 of noncash expense recognized during the quarter pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016.  In both years, professional services fees also include the expense related to the annual audit of the prior year financial statements.

Investor relations expense includes the fees of our external service providers and, in the quarter ended June 30, 2016, initiatives that include meetings and other communication activities focused on expanding market awareness of the Company, including among investment professionals and advisors, and individual and institutional investors, both before and following the May 2016 Public Offering.

In both periods, travel expense reflects costs associated with presentations to and meetings with existing and potential investors in connection with self-placed private placement offerings of our securities and/or the May 2016 Public Offering, as well as various investor relations and market awareness initiatives.

In April and May 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 41,649 shares of our common stock for an aggregate of 31,238 shares of our unregistered common stock.  As we had with similar transactions during the quarter ended March 31, 2016, we accounted for these transactions as warrant modifications, resulting in our recognition of $40,300 in noncash expense in the quarter ended June 30, 2016. Warrant modification expense in the quarter ended June 30, 2015 reflects the impact of June 2015 strategic reductions in the exercise price of certain outstanding warrants, generally from $30.00 per share to $10.00 per share.

Interest and Other Expenses, Net

Interest expense, net totaled $1,400 for the quarter ended June 30, 2016, a significant decrease compared to the $755,100 reported for the quarter ended June 30, 2015, resulting from the extinguishment of a substantial portion of our promissory notes, as well as other indebtedness, during May and June 2015 by conversion into our Series B Preferred and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2016	2015

Interest expense on promissory notes	$1	$193
Amortization of discount on promissory notes	-	551
Other interest expense, including on capital leases and premium financing	-	1
	1	745
Effect of foreign currency fluctuations on notes payable	-	10
Interest income	-	-

Interest expense, net	$1	$755

Interest expense on promissory notes in the quarter ended June 30, 2016 represents only the quarterly interest accrued on our August 2012 note to Progressive Medical Research prior to its repayment in June 2016.  The substantial overall decrease in interest expense on promissory notes and the related amortization of discounts on such notes between the periods reflects the cessation of interest accrual and discount amortization upon the extinguishment and conversion of all outstanding Senior Secured Convertible Notes, certain 10% convertible notes (2014 Unit Notes) and other outstanding promissory notes into shares of our Series B Preferred between May 2015 and June 2015.

Under the terms of our October 2012 Note Exchange and Purchase Agreement with Platinum Long Term Growth VII, LLC (PLTG), we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon PLTG’s exchange of the shares of our Series A Preferred Stock held by PLTG into shares of our common stock, we will also be required to issue a Series A Exchange Warrant to PLTG. We determined that the various warrants included certain exercise price adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on May 12, 2015, we entered into an agreement with PLTG pursuant to which we amended the various warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, during the quarter ended June 30, 2015, we adjusted these warrants to their fair value, reflecting an increase of $1,894,700 since March 31, 2015, resulting primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants, and then subsequently eliminated the entire warrant liability with respect to these warrants. In January 2016, the PLTG warrants were exchanged for shares of our Series C Preferred stock.

Between May 2015 and June 2015, we extinguished the then-outstanding balances of approximately $15.4 million of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto that were either already due and payable or would have otherwise matured prior to March 31, 2016 by converting such balances into shares of our Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness exceeded the carrying value of the debts, we incurred noncash losses on each of the extinguishments. Additionally, under the terms of our May 2015 agreement with PLTG in which they agreed to, among other things, convert the Senior Secured Notes and certain other of our convertible promissory notes into Series B Preferred, we issued to PLTG 400,000 shares of Series B Preferred having an aggregate fair value of $4.0 million and Series B Warrants to purchase 1.2 million shares of our common stock having an aggregate of fair value of $8,270,900. We recognized this aggregate fair value as an additional noncash component of loss on extinguishment of debt. Many of the 2014 Unit Notes that were converted into Series B Preferred contained a beneficial conversion feature at the time they were originally issued. We accounted for the repurchase of the beneficial conversion feature at the time the 2014 Unit Notes were extinguished and converted, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt. We recorded an aggregate net noncash loss of $25.1 million attributable to the extinguishment of the indebtedness converted into Series B Preferred during the quarter ended June 30, 2015.

We allocated the proceeds from the self-placed private placement sales of Series B Preferred Units to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share and $4.05 per share for the quarters ended June 30, 2016 and 2015, respectively, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $111,100 and $256,200 in arriving at net loss attributable to common stockholders for the quarters ended June 30, 2016 and 2015, respectively, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.  Further, we have recognized $539,800 and $213,300 for the quarters ended June 30, 2016 and 2015, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss, included elsewhere in this Report.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.3 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $29.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Between April 1, 2016 and May 4, 2016, we sold to accredited investors Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants to purchase 39,714 shares of our common stock, and we received cash proceeds of $278,000. Further, on May 16, 2016 we consummated the May 2016 Public Offering, an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option. We received net cash proceeds of approximately $9.5 million from the May 2016 Public offering after deducting fees and expenses. We expect the proceeds of these transactions to provide sufficient cash to sustain our operations through our fiscal year ending March 31, 2017, however they will not be adequate to enable the completion of our Phase 2b clinical trial of AV-101 in MDD. Accordingly, we intend to raise additional capital through sales of our securities, which may include both debt and equity securities. We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 CRADA with the NIMH providing NIMH funding of our Phase 2a study of AV-101 in MDD, may provide resources to support a portion of our future cash needs and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, and our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(1,671)	$(823)
Net cash used in investing activities	(2)	-
Net cash provided by financing activities	9,744	874

Net increase in cash and cash equivalents	8,071	51
Cash and cash equivalents at beginning of period	429	70

Cash and cash equivalents at end of period	$8,500	$121

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2016 before investing in our securities.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

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

The number of patients suffering from MDD has not been established with precision. If the actual number of patients with MDD is smaller than we anticipate, we or our collaborators may encounter difficulties in enrolling patients in AV-101 clinical trials, including our NIH-funded Phase 2a clinical study of AV-101 in treatment-resistant MDD, thereby delaying or preventing clinical development.  Further, if AV-101 is approved for adjunctive treatment of MDD, and the market for this indication is smaller than we anticipate, our ability to achieve profitability could be limited.

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

AV-101 is currently being tested in an NIMH-investigator sponsored Phase 2a clinical trial for the treatment of MDD and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of AV-101 are observed in investigator sponsored clinical trials of AV-101 or our clinical trials, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business.

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

Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical trials may force us to amend preclinical studies and clinical trial protocols or the FDA may impose additional preclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our preclinical studies may adversely impact the cost, timing, or successful completion of those pre-clinical studies. If we experience delays completing, or if we terminate, any of our preclinical studies or clinical trials, or if we are required to conduct additional preclinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

We do not yet have long-term supply agreements in place with our contract manufacturers and each batch of our product candidates are individually contracted under a quality and supply agreement. If we engage new contract manufacturers, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of AV-101 and other product candidates, if approved. Our current scale of manufacturing for AV-101 is adequate to support our currently planned needs for additional pre-clinical studies and clinical trial supplies.

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

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

●
the efficacy and safety of our product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available therapies;

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  We believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, epilepsy, neuropathic pain, Parkinson’s disease and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Astra Zeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, Teva and Takeda, as well as any affiliates of the foregoing companies.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We may seek FDA Orphan Drug designation for one or more of our product candidates, including AV-101. Even if we have obtained FDA Orphan Drug designation for one or more of our product candidates, there may be limits to the regulatory exclusivity afforded by such designation.

We may, in the future, choose to seek FDA Orphan Drug designation for one or more of our product candidates, including AV-101. Even if we obtain Orphan Drug designation from the FDA for any one of our product candidates, there are limitations to the exclusivity afforded by such designation. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active moiety as an already approved drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $47.2 million, which includes $26.7 million of non-cash expense related to the extinguishment of essentially all of our outstanding promissory notes and certain other indebtedness, and $13.9 million during the fiscal years ended March 31, 2016 and 2015, respectively, and a net loss of $2.0 million in the quarter ended June 30, 2016.  As of June 30, 2016, we had an accumulated deficit of approximately $133.7 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $16.4 million in revenues, primarily from the receipt of research and development grants from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, or we enter into one or more development and commercialization agreements with respect to AV-101 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete preclinical and clinical trials that meet their prescribed endpoints;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

•	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

Our audited consolidated financial statements for the year ended March 31, 2016 and our condensed consolidated financial statements for the quarter ended June 30, 2016 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At March 31, 2016, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months. However, as described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements for the quarter ended June 30, 2016 included elsewhere in this Quarterly Report, on May 16, 2016, we consummated an underwritten public offering, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants, exercisable at $5.30 per share, to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued pursuant to the exercise of the underwriters’ over-allotment option, resulting in gross proceeds of approximately $10.9 million (May 2016 Public Offering). Our net proceeds from the May 2016 Public Offering were approximately $9.5 million after deducting underwriters’ commissions and other expenses of the offering. Additionally, in February 2015, we entered into the CRADA with the NIH, under which the NIH is fully funding and conducting the initial Phase 2a clinical efficacy and safety of AV-101 in MDD. However, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, and/or another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds.

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

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue, including AV-101 and drug rescue NCEs;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	market acceptance of our products;

•	the effect of competing technological and market developments;

•	our ability to obtain government funding for our programs;

•	the costs involved in obtaining and enforcing patents to preserve our intellectual property;

•	the costs involved in defending against such claims that we infringe third-party patents or violate other intellectual property rights and the outcome of such litigation;

•	the timing, receipt and amount of potential future licensee fees, milestone payments, and sales of, or royalties on, our future products, if any; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer and Chief Financial Officer, as well as other employees, consultants and scientific collaborators. As of the date of this Quarterly Report, we have nine full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of AV-101, drug rescue NCEs, other product candidates, and other applications of our stem cell technology, including our production and assessment of potential drug recuse NCEs or disrupt our administrative functions.

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

Risks Related to our Securities

The limited public market for our securities may adversely affect an investor’s ability to liquidate an investment in the Company.

Our common stock is currently quoted on The NASDAQ Capital Market, however, there is presently limited trading activity.  We can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of our common stock, the investor may not be able to liquidate the shares should there be a need or desire to do so.

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

Certain of our current institutional stockholders own a substantial portion of our outstanding capital stock, including our common stock, Series A Preferred, Series B Preferred, and Series C Preferred, all of which preferred stock is convertible into a substantial number of shares of common stock.  Accordingly, institutional stockholders may exert significant influence over us and over the outcome of any corporate actions requiring approval of holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. Furthermore, the interests of our principal institutional stockholders may not always coincide with your interests or the interests of other stockholders may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

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

Our Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock.  Our Board of Directors has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are currently issued and outstanding; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares are issued and outstanding as of the date of this Report; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding as of the date of this Report. Our Board of Directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description
1.1
Underwriting Agreement, by and between Chardan Capital Markets, LLC and WallachBeth Capital, LLC, as representatives of the several underwriters, and VistaGen Therapeutics, Inc., dated May 10, 2016, incorporated by reference from Exhibit 1.1 in the Company’s Current Report on Form 8-K filed on May 16, 2016.

4.1
Warrant Agency Agreement, by and between Computershare, Inc. and VistaGen Therapeutics, Inc., dated May 16, 2016, incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on May 16, 2016.

4.2	Form of Warrant, incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on May 16, 2016.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: August 12, 2016