Form 10-Q
period 2016-09-30
VistaGen Therapeutics, Inc.
filed 2016-11-15
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of November 11, 2016, 8,379,921 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2016

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,257,100	$428,500
Prepaid expenses and other current assets	648,900	426,800
Total current assets	6,906,000	855,300
Property and equipment, net	69,200	87,600
Security deposits and other assets	47,800	46,900
Total assets	$7,023,000	$989,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$930,200	$936,000
Accrued expenses	795,000	814,000
Current portion of notes payable and accrued interest	71,100	43,600
Capital lease obligations	600	1,100
Total current liabilities	1,796,900	1,794,700

Non-current liabilities:
Notes payable	-	27,200
Accrued dividends on Series B Preferred Stock	1,101,600	2,089,600
Deferred rent liability	37,400	55,500
Total non-current liabilities	1,139,000	2,172,300
Total liabilities	2,935,900	3,967,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2016 and March 31, 2016:
Series A Preferred, 500,000 shares authorized and outstanding at September 30, 2016 and March 31, 2016	500	500
Series B Preferred; 4,000,000 shares authorized at September 30, 2016 and March 31, 2016; 1,160,240 shares and 3,663,077 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	1,200	3,700
Series C Preferred; 3,000,000 shares authorized at September 30, 2016 and March 31, 2016; 2,318,012 shares issued and outstanding at September 30, 2016 and March 31, 2016	2,300	2,300
Common stock, $0.001 par value; 30,000,000 shares authorized at September 30, 2016 and March 31, 2016; 8,405,128 and 2,623,145 shares issued at September 30, 2016 and March 31, 2016, respectively	8,400	2,600
Additional paid-in capital	144,854,200	132,725,000
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2016 and March 31, 2016	(3,968,100)	(3,968,100)
Accumulated deficit	(136,811,400)	(131,743,200)
Total stockholders’ equity (deficit)	4,087,100	(2,977,200)
Total liabilities and stockholders’ equity (deficit)	$7,023,000	$989,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,606,100	$1,656,100	2,431,800	$2,028,700
General and administrative	1,493,600	3,730,500	2,631,200	5,179,000
Total operating expenses	3,099,700	5,386,600	5,063,000	7,207,700
Loss from operations	(3,099,700)	(5,386,600)	(5,063,000)	(7,207,700)
Other expenses, net:
Interest expense, net	(1,400)	(12,200)	(2,800)	(767,300)
Change in warrant liability	-	-	-	(1,894,700)
Loss on extinguishment of debt	-	(1,649,300)	-	(26,700,200)
Loss before income taxes	(3,101,100)	(7,048,100)	(5,065,800)	(36,569,900)
Income taxes	-	-	(2,400)	(2,300)
Net loss	$(3,101,100)	$(7,048,100)	$(5,068,200)	$(36,572,200)

Accrued dividend on Series B Preferred stock	(241,000)	(614,700)	(780,800)	(828,000)
Deemed dividend on Series B Preferred Units	-	(886,900)	(111,100)	(1,143,100)

Net loss attributable to common stockholders	$(3,342,100)	$(8,549,700)	$(5,960,100)	$(38,543,300)

Basic and diluted net loss attributable to common stockholders per common share	$(0.42)	$(5.26)	$(0.91)	$(24.21)

Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	8,041,619	1,624,371	6,577,769	1,592,104

Comprehensive loss	$(3,101,100)	$(7,048,100)	$(5,068,200)	$(36,572,200)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,068,200)	$(36,572,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,000	28,900
Amortization of discounts on convertible and promissory notes	-	564,800
Change in warrant liability	-	1,894,700
Stock-based compensation	306,700	3,769,900
Expense related to modification of warrants, including exchange of warrants for Series C Preferred and common stock	57,400	122,300
Amortization of deferred rent	(18,100)	(11,600)
Fair value of common stock granted for services	217,000	500,000
Fair value of Series B Preferred stock granted for services	375,000	707,500
Fair value of warrants granted for services	227,500	-
Gain on currency fluctuation	-	(6,300)
Loss on extinguishment of debt	-	26,700,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40,400	24,200
Accounts payable and accrued expenses, including accrued interest	(36,800)	(51,900)
Net cash used in operating activities	(3,873,100)	(2,329,500)

Cash flows from investing activities:
Purchases of equipment	(7,700)	-
Net cash used in investing activities	(7,700)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	9,537,100	280,000
Net proceeds from issuance of Series B Preferred Units	278,000	2,722,800
Repayment of capital lease obligations	(500)	(500)
Repayment of notes	(105,200)	(48,800)
Net cash provided by financing activities	9,709,400	2,953,500
Net increase in cash and cash equivalents	5,828,600	624,000
Cash and cash equivalents at beginning of period	428,500	70,000
Cash and cash equivalents at end of period	$6,257,100	$694,000

Supplemental disclosure of noncash activities:
Conversion of Senior Secured Notes, Subordinate Convertible Notes, Promissory Notes, Accounts payable and other debt into Series B Preferred	$-	$18,891,400
Insurance premiums settled by issuing note payable	$117,500	$79,400
Accrued dividends on Series B Preferred	$780,800	$828,000
Accrued dividends on Series B Preferred settled upon conversion by issuance of common stock	$1,768,800	$22,700

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

Our ongoing Phase 2a clinical study of AV-101 in subjects with treatment-resistant MDD is being fully funded by the U.S. National Institute of Mental Health (NIMH) under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH, and is being conducted by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. The first patient in this NIMH-sponsored Phase 2a study was dosed in November 2015. Previous NIMH studies, including studies conducted by Dr. Zarate, have focused on the antidepressant effects of low dose, intravenous (I.V.) ketamine in patients with treatment-resistant depression. These NIMH studies, as well as clinical research by others, have demonstrated robust antidepressant effects in patients with treatment-resistant MDD within twenty-four hours of a single low dose of I.V. ketamine. We believe orally administered AV-101 may have potential to deliver ketamine-like fast-acting antidepressant effects without ketamine’s serious side effects.

We are preparing to launch our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants.  We currently anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled Phase 2b efficacy and safety study in the first half of 2017. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of our Phase 2b study of AV-101 in MDD.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the largest clinical trial conducted in depression to date, the STAR*D study, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results in this Phase 2b study in the third calendar quarter of 2018.

In addition to clinical development of AV-101, we are advancing potential commercial applications of our human pluripotent stem cell (hPSC) technology platform, including drug rescue and regenerative medicine (RM).  Our small molecule drug rescue programs involve using CardioSafe 3D, our customized cardiac bioassay system, to develop new chemical entities (NCEs) for our internal pipeline.  Potential RM applications include using blood, cartilage, heart and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.  We may pursue these drug rescue and RM applications in collaboration with third-parties.

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

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (SSRIs) or serotonin/norepinephrine (SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients do not achieve adequate therapeutic benefits.  Such depression patients often seek to treat their depression with non-drug-related approaches, such as Electroconvulsive Therapy (ECT), or to augment their inadequate response to standard antidepressants by adding an atypical antipsychotic (such as, for example, aripiprazole) to their treatment regimen, despite the modest potential therapeutic benefit and significant risk of additional side effects with such augmentation options.

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

We are preparing to launch our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants. We anticipate the launch of this Phase 2b study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the first half of 2017. We anticipate top line results from this Phase 2b study in the third calendar quarter of 2018.

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

CardioSafe 3D™; NCE Drug Rescue and Regenerative Medicine

CardioSafe 3D™ is our customized in vitro cardiac bioassay system capable of predicting potential human heart toxicity of small molecule NCEs in vitro, long before they are ever tested in animal and human studies. Our current strategic interests involving our stem cell technology platform include (i) advancing current internal efforts focused on CardioSafe 3D drug rescue to expand our drug candidate pipeline with selected proprietary small molecule NCEs, leveraging substantial prior research and development investments by pharmaceutical companies and others related to public domain NCEs terminated before FDA approval due to heart toxicity risks and (ii) establishing collaborative arrangements with qualified third-parties focused on RM applications, including (A) cell-based therapy (injection of stem cell-derived mature organ-specific cells obtained through directed differentiation), (B) cell repair therapy (induction of regeneration by biologically active molecules administered alone or produced by infused genetically engineered cells), or (C) tissue engineering (transplantation of in vitro grown complex tissues), involving hPSC-derived blood, bone, cartilage, heart and/or liver cells. We may collaborate with one or more third-parties in connection with these potential commercial applications of our stem cell technology platform.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2016 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2017 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 24, 2016.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a developing-technology company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $136.8 million accumulated from inception through September 30, 2016. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further potential development of AV-101 and launch and execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through September 30, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.3 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $30.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Between April 1, 2016 and May 4, 2016, we sold to accredited investors Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants to purchase 39,714 shares of our common stock, from which we received cash proceeds of $278,000. Further, on May 16, 2016 we consummated an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option (the May 2016 Public Offering). We received net cash proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting fees and expenses.  We believe that we currently have sufficient financial resources to fund our expected operations through the first half of 2017, including preparation for and launch of our AV-101 Phase 2b study in MDD.  Although our current financial resources are not yet sufficient to complete our AV-101 Phase 2b study when launched, we anticipate raising sufficient additional capital through sales of our securities in 2017 to satisfy our key corporate objectives, including completion of our AV-101 Phase 2b study in 2018. There can be no assurance, however, that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 CRADA with the NIMH providing for the NIMH to fund our Phase 2a study of AV-101 in MDD, may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development of AV-101 as a treatment for MDD and other CNS conditions, and our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, accounting, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis in the near term, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  These unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development expense:

Stock option grants	$82,000	$31,900	$126,000	$47,400
Warrants granted to officer in March 2014	-	2,900	-	5,700
Warrants granted to officer in September 2015	-	852,200	-	852,200

	82,000	887,000	126,000	905,300

General and administrative expense:

Stock option grants	116,800	9,100	180,700	16,100
Warrants granted to officers and directors
in March 2014	-	3,900	-	7,800
Warrants granted to officers, directors and
consultants in September 2015	-	2,840,700	-	2,840,700

	116,800	2,853,700	180,700	2,864,600

Total stock-based compensation expense	$198,800	$3,740,700	$306,700	$3,769,900

In June 2016, our Board of Directors (the Board) approved the grant of options to purchase an aggregate of 655,000 shares of our common stock at an exercise price of $3.49 per share to the independent members of our Board and to our officers, including our newly-hired Chief Medical Officer. In September 2016, the Board approved the grant of an option to purchase 125,000 shares of our common stock at an exercise price of $4.27 per share to another newly-hired officer. At September 30, 2016, there were stock options outstanding to purchase 1,100,643 shares of our common stock at a weighted average exercise price of $5.26 per share. We valued the options granted in June 2016 and September 2016 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	June 2016	September 2016
Market price per share at grant date	$3.49	$4.27
Exercise price per share	$3.49	$4.27
Risk-free interest rate	1.34%	1.29%
Contractual or estimated term in years	6.68	6.25
Volatility	81.69%	83.26%
Dividend rate	0.0%	0.0%
Shares	655,000	125,000

Fair Value per share	$2.50	$3.05

During September 2015, our Board approved the grant of options to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $9.25 per share to our non-officer employees and certain consultants. The Board also granted immediately vested warrants to purchase an aggregate of 650,000 shares of our common stock to our executive officers, independent members of our Board and certain consultants. We valued the warrants and options granted in September 2015 using the Black-Scholes Option Pricing Model and the following assumptions:

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

Income (Loss) per Common Share

Basic net income (loss) per share of common stock excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net income (loss) per share, we have historically adjusted the numerator for the change in the fair value of the warrant liability attributable to outstanding warrants, only if dilutive, and increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. The change in the fair value of the warrant liability, which was eliminated in May 2015, had no impact on the diluted net earnings per share calculation in any period included in these unaudited Condensed Consolidated Financial Statements.

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation of net loss per share, as their effect would be antidilutive. For the three and six month periods ended September 30, 2016 and 2015, the accrual for dividends on our Series B Preferred and the deemed dividend attributable to the issuance of our Series B Preferred Units represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of September 30,
	2016	2015

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	3,426,523

Series C Preferred stock issued and outstanding (3)	2,318,012	-

Outstanding options under the 2008 and 1999 Stock Incentive Plans	1,100,643	296,738

Outstanding warrants to purchase common stock	4,678,414	4,687,211

Warrant shares issuable to PLTG upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase
Agreement, as subsequently amended	-	535,715

Total	10,007,309	9,696,187
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

Other than as identified below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2016, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to the Company.

In August 2016, the Financial Accounting Standards Board issued guidance to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires retrospective adoption. We are evaluating the effect that ASU No. 2016-15 will have on our consolidated financial statements and related disclosures.

Note 4.  Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

In conjunction with certain Senior Secured Convertible Promissory Notes that we issued to Platinum Long Term Growth VII, LLC (PLTG) between October 2012 and July 2013 and the related PLTG Warrants, and the contingently issuable Series A Exchange Warrant, we determined that the warrants included certain exercise price and other adjustment features requiring the warrants to be treated as liabilities, which were recorded at their issuance-date estimated fair values and marked to market at each subsequent reporting period. We determined the fair value of the warrant liabilities using Level 3 (unobservable) inputs, since there was minimal comparable external market data available. Inputs used to determine fair value included the remaining contractual term of the warrants, risk-free interest rates, expected volatility of the price of the underlying common stock, and the probability of a financing transaction that would trigger a reset in the warrant exercise price, and, in the case of the Series A Exchange Warrant, the probability of PLTG’s exchange of the shares of Series A Preferred it holds into shares of common stock. The change in the fair value of these warrant liabilities between March 31, 2015 and their subsequent elimination (described below) was recognized as a non-cash expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2015.

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

We carried no assets or liabilities at fair value at September 30, 2016 or March 31, 2016.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016

Insurance	$94,900	$27,000
Prepaid compensation under financial advisory
and other consulting agreements	550,800	337,500
Public offering expenses	-	57,400
Technology license fees and all other	3,200	4,900

	$648,900	$426,800

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016

Accrued professional services	$133,000	$318,000
Accrued AV-101 development expenses	662,000	186,000
Accrued compensation	-	310,000

	$795,000	$814,000

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at September 30, 2016 and March 31, 2016.

	September 30, 2016			March 31, 2016
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

5.75% Note payable to insurance premium financing company (current)	$71,100	$-	$71,100	$-	$-	$-

7.0% Note payable to Progressive Medical Research	$-	$-	$-	$58,800	$12,000	$70,800
less: current portion	-	-	-	(31,600)	(12,000)	(43,600)

7.0% Notes payable - non-current portion	$-	$-	$-	$27,200	$-	$27,200

Total notes payable to unrelated parties	$71,100	$-	$71,100	$58,800	$12,000	$70,800
less: current portion	(71,100)	-	(71,100)	(31,600)	(12,000)	(43,600)
Net non-current portion	$-	$-	$-	$27,200	$-	$27,200

Between May 2015 and August 2015, we extinguished the outstanding balances of approximately $17,200,000 of indebtedness, including all senior secured promissory notes and a substantial portion of other indebtedness that was either due and payable or would have become due and payable prior to March 31, 2016, by converting such indebtedness into shares of our Series B Preferred.

Evaluating each converted note or debt class separately, we determined that the conversion of each of such notes and other debt instruments into Series B Preferred should be accounted for as an extinguishment of debt. Because the fair value of the Series B Preferred into which the debt instruments were converted in all cases exceeded the carrying value of the debt, we recorded an aggregate non-recurring non-cash loss on extinguishment of debt of $26,700,200, in our fiscal year ended March 31, 2016, of which $25,050,900 was recorded in the quarter ended June 30, 2015, and the remaining $1,649,300 was recorded in the quarter ended September 30, 2015, as reflected in the accompanying Consolidated Statement of Operations and Comprehensive Loss for that period.

On January 5, 2016, we paid in full the $33,300 outstanding balance (principal and accrued but unpaid interest) of the promissory note previously issued to the University of California in connection with our collaborative research and development relationship with the University of California at Davis.

On June 13, 2016, we paid in full the $71,600 outstanding balance (principal and accrued but unpaid interest) of the promissory note we issued to Progressive Medical Research (PMR) in connection with our clinical development relationship with PMR.

In May 2016, we executed a promissory note in the face amount of $117,500 in connection with certain insurance policy premiums. The note is payable in monthly installments of $12,100, including principal and interest, through March 2017, and the remaining balance of such note as of September 30, 2016 was $71,100.

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

We allocated the proceeds from the sale of the Series B Preferred Units during April and May 2016 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. We determined that the fair value of a share of Series B Preferred was equal to the quoted market value of a share of our common stock on the date of a Series B Preferred Unit sale. We calculated the fair value of the Series B Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Series B Preferred Unit sales proceeds based on the relative fair values of the Series B Preferred and the Series B Warrants as of their respective Series B Preferred Unit sales dates. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $111,100 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended September 30, 2016.

Unit Warrants										Aggregate Allocation of
	Weighted Average Issuance Date Valuation Assumptions						Per Share	Aggregate	Aggregate	Proceeds Based on
Warrant				Risk free			Fair	Fair Value	Proceeds	Relative Fair Value of:
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit	Unit	Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Stock	Warrant

39,714	$ 8.45	$ 7.00	5.00	1.27%	78.43%	0.0%	$ 5.63	$ 223,500	$ 278,000	$ 166,900	$ 61,100

May 2016 Public Offering and NASDAQ Uplisting

Effective on May 16, 2016, we consummated an underwritten public offering of our securities, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued in June 2016 pursuant to the exercise of the underwriters’ over-allotment option (the May 2016 Public Offering). We received gross proceeds of approximately $10.9 million and net proceeds of approximately $9.5 million from the May 2016 Public Offering, after deducting underwriters’ commissions and other offering expenses. The warrants issued in the May 2016 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in the Company’s capital structure in the event of a stock split or dividend, and, accordingly, we have accounted for them as equity warrants.

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

Conversion of Series B Preferred into Common Stock

During April 2016, prior to the May 2016 Public Offering, holders of an aggregate of 7,500 shares of Series B Preferred voluntarily converted such shares into an equivalent number of registered shares of our common stock.  In connection with such conversions, we issued an aggregate of 510 shares of our unregistered common stock as payment in full of $4,000 in accrued dividends on the Series B Preferred that was voluntarily converted.

On May 19, 2016, upon the consummation of the May 2016 Public Offering, an aggregate of 2,403,051 shares of Series B Preferred were automatically converted into an aggregate of 2,192,847 registered shares of our common stock and an aggregate of 210,204 shares of our unregistered common stock. Additionally, we issued an aggregate of 416,806 shares of our unregistered common stock as payment in full of $1,642,100 in accrued dividends on the Series B Preferred that was automatically converted, at the rate of one share of common stock for each $3.94 of accrued Series B Preferred dividends.  On June 15, 2016, pursuant to the underwriters’ exercise of their over-allotment option, an additional 44,500 shares of Series B Preferred were converted into 44,500 shares of our registered common stock.  We issued an additional 9,580 shares of our unregistered common stock as payment in full of $37,400 in accrued dividends on the Series B Preferred that was automatically converted, at the rate of one share of common stock for each $3.90 in accrued dividends.

In August 2016, one of the remaining holders of our Series B Preferred voluntarily converted 87,500 shares of Series B Preferred into an equivalent number of registered shares of our common stock.  In connection with this conversion, we issued 26,258 shares of our unregistered common stock as payment in full of $85,300 in accrued dividends on the Series B Preferred that was voluntarily converted.

Issuance of Common Stock to Professional Services Providers

In September 2016, we issued an aggregate of 170,000 shares of our unregistered common stock having an aggregate fair value on the date of issuance of $737,800 to various professional services providers. Of that amount, we issued 120,000 shares having a fair value of $520,800 on the date of issuance for services to be rendered from October 2016 to December 2016. The value of these shares has been recorded as a prepaid expense at September 30, 2016 and will be expensed during the quarter ended December 31, 2016.

Modification of Warrants

Between April 1, 2016 and May 4, 2016, we entered into Warrant Exchange Agreements with certain holders of outstanding warrants to purchase an aggregate of 41,469 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for the issuance of an aggregate of 31,238 shares of our unregistered common stock.

We accounted for the exchange of these warrants as warrant modifications, comparing their fair value prior to the exchange with the fair value of the common stock issued. We calculated the weighted average fair value of the warrants prior to the exchange to be $5.37 per share, or $223,700, using the Black Scholes Option Pricing Model and the following weighted average assumptions: market price per share: $8.44; exercise price per share: $7.37; risk-free interest rate: 1.23%; remaining contractual term: 4.77 years; volatility: 79.0%; and expected dividend rate: 0%.  The weighted average fair value of the aggregate of 31,238 shares of common stock issued in the exchange was $8.45 per share or $264,000.  Accordingly, we recognized the additional fair value, $40,300, as warrant modification expense, included as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended June 30, 2016.

In August 2016, we entered into Warrant Exchange Agreements with holders of outstanding warrants to purchase an aggregate of 20,000 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for the issuance of an aggregate of 15,000 shares of our unregistered common stock. We likewise accounted for the exchange of these warrants as warrant modifications. We calculated the weighted average fair value of the warrants prior to the exchange to be $1.64 per share, or $32,900, using the Black Scholes Option Pricing Model and the following weighted average assumptions: market price per share: $3.33; exercise price per share: $8.00; risk-free interest rate: 1.10%; remaining contractual term: 4.58 years; volatility: 87.0%; and expected dividend rate: 0%.  The weighted average fair value of the aggregate of 15,000 shares of common stock issued in the exchange was $3.33 per share or $50,000.  Accordingly, we recognized the additional fair value, $17,100, as warrant modification expense, included as a component of general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended September 30, 2016.

Warrants Outstanding

Following the warrant issuances in the May 2016 Public Offering, the Series B Warrant issuances and the warrant exchanges described above, at September 30, 2016, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $6.44 per share as follows:

Exercise Price	Expiration	Shares Subject to Purchase at
per Share	Date	September 30, 2016

$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019	75,000
$7.00	12/11/2018 to 3/3/2023	1,417,125
$8.00	3/25/2021	210,000
$10.00	8/31/2016 to 1/11/2020	131,358
$20.00	9/15/2019	110,448
$30.00	11/20/2017	3,600

		4,678,414

With the exception of 2,705,883 shares of common stock underlying the warrants issued in the May 2016 Public Offering, all of the common shares underlying our outstanding warrants are unregistered.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd (CRL) . CRL is a contract research, development and regulatory services organization (CRO) engaged by us for certain aspects of the development of AV-101. CBV is among our largest institutional stockholders at September 30, 2016, holding approximately 7.5% of our outstanding common stock. Shawn Singh, our Chief Executive Officer and member of our Board of Directors, served as Managing Principal of CBV and Chief Business Officer and General Counsel of CRL from February 2001 to August 2009. On October 10, 2012, we issued to CBV an unsecured promissory note in the principal amount of $310,400 (the 2012 CBV Note) and a five-year warrant to purchase 12,500 restricted shares of our common stock at a price of $30.00 per share (the CBV Warrant).  Additionally, on October 10, 2012, we issued to CRL: (i) an unsecured promissory note in the initial principal amount of $1,009,000, payable solely in restricted shares of our common stock and which accrued interest at the rate of 7.5% per annum, compounded monthly (the CRL Note), as payment in full for all contract research and development services and regulatory advice rendered to us by CRL through December 31, 2012 with respect to CRO services, including regulatory strategy and preclinical and clinical development of AV-101, and (ii) a five-year warrant to purchase, at a price of $20.00 per share, 50,450 restricted shares of our common stock, such number of shares to be adjusted in relation to accrued interest on the CRL Note (CRL Warrant). The Cato Notes and additional amounts payable to CRL for CRO services were extinguished in June 2015 in exchange for our issuance of an aggregate of 328,571 shares of Series B Preferred to CBV, which shares of Series B Preferred were automatically converted into an equal number of registered shares of our common stock in connection with the May 2016 Public Offering. CBV also participated in our February 2016 warrant exchange, exchanging the CBV Warrant and the CRL Warrant, as adjusted to reflect accrued interest, for an aggregate of 54,894 shares of our unregistered common stock.

Under the terms of our CRO arrangement with CRL related to the development of AV-101, we incurred expenses of $27,800 and $10,900 for the quarters ended September 30, 2016 and 2015, respectively, and $78,200 and $22,100 in the six month periods ended September 30, 2016 and 2015, respectively. Total interest expense, including amortization of note discount, on the notes payable to CBV and CRL was $28,200 for the three-month period ended June 30, 2015 during which the notes were extinguished.

Note 10.  Subsequent Events

We have evaluated subsequent events through November 11, 2016 and have identified the following matters requiring disclosure:
Warrants Exchanged for Common Stock
In October 2016, we entered into a Warrant Exchange Agreement with a holder of outstanding warrants to purchase 113,944 shares of our common stock pursuant to which the holder agreed to cancel such warrants in exchange for the issuance of 85,458 restricted shares of our common stock.
Issuance of Common Stock for Professional Services
Effective November 1, 2016, we issued 25,000 shares of our unregistered common stock as partial compensation for investor relations, market awareness and other services.
Stock Option Grants
Effective November 9, 2016, our Board authorized the grant of stock options to purchase an aggregate of 560,000 shares of our common stock pursuant to our Amended and Restated 2016 Stock Incentive Plan.  Options were granted to independent members of our Board and our officers and employees.  The ten-year options are exercisable at $3.80 per share and vest over a period of three years.
Lease Extension
Effective November 10, 2016, we entered into an amendment to the lease of our headquarters facility, pursuant to which the term of the lease was extended from July 31, 2017 to July 31, 2022 and the base rent under the lease for the five-year extension period was specified. A copy of the amended lease is attached to this Quarterly Report on Form 10-Q.

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

Business Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing innovative product candidates for patients with diseases and disorders involving the central nervous system (CNS). Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation. All references to future quarters and years in this Item 2 refer to calendar quarters and calendar years, unless reference is made otherwise.

Our lead product candidate, AV-101, is a new generation, oral antidepressant drug candidate in Phase 2 development, initially for the adjunctive treatment of Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  We believe AV-101 may also have therapeutic potential in other CNS indications, including chronic neuropathic pain, epilepsy, Huntington’s disease and Parkinson’s disease.

AV-101’s mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics used to augment standard antidepressant therapy.

We are preparing to launch our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants (Phase 2b Study).  We currently anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled Phase 2b efficacy and safety study in the first half of 2017. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of our Phase 2b Study. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the largest clinical trial conducted in depression to date, the STAR*D study, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results in this Phase 2b Study in the third quarter of 2018.

In addition to clinical development of AV-101, we are advancing potential commercial applications of our human pluripotent stem cell (hPSC) technology platform, including drug rescue and regenerative medicine (RM).  Our small molecule drug rescue programs involve using CardioSafe 3D, our customized cardiac bioassay system, to develop new chemical entities (NCEs) for our internal pipeline.  Potential RM applications include using blood, cartilage, heart and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.  We may pursue these drug rescue and RM applications in collaboration with third-parties.

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

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (SSRIs) or serotonin/norepinephrine (SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients do not achieve adequate therapeutic benefits.  Such treatment-resistant depression patients often seek to treat their depression with non-drug-related approaches, such as Electroconvulsive Therapy (ECT), or to augment their inadequate response to standard antidepressants by adding an atypical antipsychotic (such as, for example, aripiprazole) to their treatment regimen, despite only modest potential therapeutic benefit and significant risk of additional side effects from such augmentation options.

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

AV-101

AV-101, our oral new generation antidepressant drug candidate, is in Phase 2 clinical development, initially for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses, following a single treatment. These responses were equivalent to those seen with a single, sub-anesthetic control dose of the NMDAR antagonist ketamine. In the same preclinical studies, a standard antidepressant, the SSRI fluoxetine, did not induce rapid onset antidepressant-like responses. In addition, these studies confirmed that the fast-acting antidepressive effects of AV-101 were mediated through the GlyB site and involved the activation of a key neurological pathway, the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor pathway. Activation of the AMPA receptor pathway is a common feature of fast-acting antidepressants.

Following the completion of our NIH-funded, randomized, double blind, placebo-controlled AV-101 Phase 1a and Phase 1b safety studies, we are now collaborating with the NIMH in a Phase 2a study. Under our February 2015 CRADA, the NIMH is funding, and Dr. Carlos Zarate Jr. of the NIMH as Principal Investigator is conducting, our ongoing Phase 2a efficacy and safety study of AV-101 in subjects with treatment-resistant MDD. The trial is expected to enroll 20 to 28 patients.  The first patient was dosed in November 2015, and we currently anticipate topline results in the second quarter of 2017.

We are preparing to launch our Phase 2b Study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants. We currently anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the first half of 2017. We currently anticipate topline results from the Phase 2b Study in the third quarter of 2018.

We believe several preclinical studies support the hypothesis that AV-101 also has the potential to treat multiple CNS disorders and neurodegenerative diseases in addition to MDD, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR, AMPA pathway and/or active metabolites of AV-101 may achieve therapeutic benefit.

CardioSafe 3D™; NCE Drug Rescue and Regenerative Medicine

CardioSafe 3D™ is our customized in vitro cardiac bioassay system capable of predicting potential human heart toxicity of small molecule NCEs in vitro, long before they are ever tested in animal and human studies. We are currently focused on potential commercial applications of our stem cell technology platform involving (i)  use of CardioSafe 3D for small molecule NCE drug discovery and drug rescue to expand our drug candidate pipeline, leveraging substantial prior research and development investments by pharmaceutical companies and others related to public domain NCEs terminated before FDA approval due to heart toxicity risks and (ii) RM, including (A) cell-based therapy (injection of stem cell-derived mature organ-specific cells obtained through directed differentiation), (B) cell repair therapy (induction of regeneration by biologically active molecules administered alone or produced by infused genetically engineered cells), or (C) tissue engineering (transplantation of in vitro grown complex tissues) using hPSC-derived blood, bone, cartilage, heart and/or liver cells. We may collaborate with one or more third-parties in connection with these potential commercial applications of our stem cell technology platform.

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

Summary
Net Loss

We have not yet achieved revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early preclinical studies to our ongoing Phase 2 clinical development programs in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of September 30, 2016, we had an accumulated deficit of approximately $136.8 million. Our net loss for the six months ended September 30, 2016 was approximately $5.1 million. Our net loss for the six months ended September 30, 2015 was approximately $36.6 million, which amount included a non-recurring, non-cash loss of approximately $26.7 million attributable to extinguishment and conversion of approximately $17.2 million of our prior indebtedness into equity securities between May and August 2015. We expect losses to continue for the foreseeable future, primarily related to our further clinical development of AV-101 for the adjunctive treatment of MDD, as well as a range of other CNS indications.

Summary of Six Months Ended September 30, 2016

During the six months ended September 30, 2016, we continued to (i) advance clinical development of AV-101 as a new generation antidepressant, (ii) expand the regulatory foundation to support Phase 2 clinical development of AV-101 in the U.S. both as a new adjunctive treatment for patients with inadequate response to standard, FDA-approved antidepressants and as a new therapeutic alternative for several other CNS indications, and, (iii) on a limited basis, advance both (a) the predictive toxicology capabilities of CardioSafe 3D for drug rescue applications, including our ongoing participation in the FDA’s Comprehensive in-vitro Proarrhythmia Assay (CiPA) initiative designed to change the landscape of preclinical drug development by providing a more complete and accurate assessment of potential drug effects on cardiac risk, and (b) regenerative medicine opportunities related to our stem cell technology platform.

Pursuant to our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, a Phase 2a clinical study of AV-101 in treatment-resistant MDD. In addition, we continue preparations for our Phase 2b clinical study of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants (the Phase 2b Study). We currently anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the first half of 2017.

In May 2016, we consummated an underwritten public offering of our securities, pursuant to which we issued to institutional investors an aggregate of 2,570,040 registered shares of our common stock and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock and received net proceeds, after deducting underwriters’ commissions and other expenses, of approximately $9.5 million (May 2016 Public Offering). In connection with the May 2016 Public Offering, we also uplisted our common stock to the NASDAQ Capital Markets, where it has traded under the symbol “VTGN” since May 11, 2016. Please see the section titled “Liquidity and Capital Resources” below, for a discussion of our capital needs following the May 2016 Public Offering.

In addition to bolstering our Clinical and Regulatory Advisory Board with the appointment of Dr. Maurizio Fava as Chairman and the addition of members Dr. Sanjay Matthew and Dr. Thomas Laughren, all pre-eminent opinion leaders in the field of depression, and the addition of veteran healthcare executive Jerry Gin, Ph.D., MBA to our Board of Directors, we recently enhanced our management team with the addition of Mark A. Smith, MD, Ph.D., as our Chief Medical Officer in June 2016. Dr. Smith has over 20 years of pharmaceutical industry and CNS drug development experience.  He has been a successful project leader in both drug discovery and development on projects resulting in approximately 20 investigational new drugs (INDs).  Dr. Smith has directed clinical trials examining depression, bipolar disorder, anxiety, schizophrenia, Alzheimer’s disease, ADHD and agitation in Phase 1 through Phase 2b. In addition, Dr. Smith has vast knowledge and expertise in translational neuroscience, clinical trial design and regulatory interactions. Further, in September 2016, we appointed Mark A. McPartland as our Vice President of Corporate Development and Investor Relations. Mr. McPartland has over 20 years of experience in corporate development, capital markets, corporate communications and management consulting for companies at varying stage of their corporate evolution, including early- and mid-stage biopharmaceutical companies. Mr. McPartland will concentrate his initial efforts in expanding awareness of VistaGen across a range of investors, researchers, patients, clinicians and potential partners.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended September 30,
	2016	2015
Operating expenses:
Research and development	$1,606	$1,656
General and administrative	1,494	3,731
Total operating expenses	3,100	5,387

Loss from operations	(3,100)	(5,387)

Interest expense, net	(1)	(12)
Loss on extinguishment of debt	-	(1,649)

Loss before income taxes	(3,101)	(7,048)
Income taxes	-	-

Net loss	$(3,101)	$(7,048)
Accrued dividend on Series B Preferred Stock	(241)	(615)
Deemed dividend on Series B Preferred Stock	-	(887)
Net loss attributable to common stockholders	$(3,342)	$(8,550)

Revenue

We reported no revenue for the quarters ended September 30, 2016 or 2015 and we presently have no revenue generating arrangements. However, as indicated previously, we have entered into a CRADA with the NIH providing for NIH funding of a Phase 2a clinical study of AV-101 in treatment resistant Major Depressive Disorder. This Phase 2a study, which began in November 2015, is being fully funded by the NIH and conducted at the NIMH by Dr. Carlos Zarate, Jr.

Research and Development Expense

Research and development expense totaled $1,606,100 for the quarter ended September 30, 2016, a 3% decrease compared with the $1,656,100 reported for the quarter ended September 30, 2015, which included significant noncash stock-based compensation expense. Although the decrease between periods is modest, current period costs reflect the increasing impact of our concentration on continued development of AV-101 and preparations for launch of the Phase 2b Study, which is currently anticipated in the first half of 2017. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2016	2015

Salaries and benefits	$461	$212
Stock-based compensation	82	887
Consulting and other professional services	31	24
Technology licenses and royalties	94	434
Project-related research and supplies:
AV-101	817	13
Stem cell and all other	51	21
	868	34
Rent	62	55
Depreciation	8	10

Total Research and Development Expense	$1,606	$1,656

The increase in salaries and benefits reflects the impact of a bonus payment made to our President and Chief Scientific Officer (CSO), the hiring of Dr. Mark Smith as our Chief Medical Officer (CMO), and salary increases granted to our CSO and the four non-officer members of our scientific staff.

The decrease in stock based compensation expense is primarily attributable to the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CSO and CMO, scientific staff and consultants, most recently in June 2016 (CSO and CMO only) and September 2015 (primarily in 2016 expense). Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 became fully-vested and were fully-expensed prior to the quarter ended September 30, 2016.

Consulting services reflects fees paid or accrued for scientific, preclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and clinical and regulatory advisory boards.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. In both periods, but to a greater extent in the quarter ended September 30, 2015, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries numerous pending patent applications with respect to AV-101 and our stem cell technology platform. Expense for the quarter ended September 30, 2015, also included approximately $153,000 of fees and expenses related to stem cell technology related licenses acquired from University Health Network (UHN) in connection with our Sponsored Research Collaboration Agreement with UHN. Further, in July 2015, we granted an aggregate of 10,000 shares of our Series B Preferred having an aggregate fair value on the date of grant of $120,000 to two strategic intellectual property legal service providers.

AV-101 project expenses for the quarter ended September 30, 2016 includes continuing costs incurred to develop more efficient and cost-effective production methods for AV-101 and for certain pre-production and preclinical trial analyses and procedures to facilitate Phase 2 clinical development of AV-101, including the Phase 2b Study. AV-101 expense in both periods reflects the costs associated with monitoring for and responding to potential feedback related to the AV-101 Phase 1 clinical trials and addressing other matters required under the terms of our prior NIH grant awards, primarily through our Cato Research Ltd., our CRO for our Phase 1 safety studies. Stem cell and other project related expenses in both periods were nominal.

General and Administrative Expense

General and administrative expense decreased to $1,493,600 from $3,730,500, for the quarters ended September 30, 2016 and 2015, respectively, primarily as a result of the decrease in noncash stock compensation expense attributable to option and warrant grants to employees and noncash expense related to grants of equity securities in payment of certain professional services. The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2016	2015

Salaries and benefits	$485	$172
Stock-based compensation	117	2,854
Consulting Services	36	28
Legal, accounting and other professional fees	207	511
Investor relations	471	22
Insurance	38	34
Travel expenses	23	38
Rent and utilities	45	39
Warrant modification expense	17	-
All other expenses	54	33

Total General and Administrative Expense	$1,493	$3,731

The increase in salaries and benefits reflects the impact of bonus payments made to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO); the hiring of Mark McPartland as our Vice President of Corporate Development and Investor Relations; and salary increases granted to our CEO, CFO and a non-officer member of our administrative staff and the change in that employee’s status from part-time to full-time.

The decrease in stock based compensation expense is primarily attributable to the $2,841,000 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 500,000 shares of our common stock granted to our CEO, CFO, independent members of our Board of Directors and certain consultants. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CEO, CFO, independent members of our Board of Directors and administrative staff and consultants, most recently in June 2016 (CEO, CFO and independent Board members only) and September 2015 (primarily in 2016 expense), as well as to Mr. McPartland upon his commencement of employment in September 2016. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 became fully-vested and were fully-expensed prior to the quarter ended September 30, 2016.

Consulting services primarily includes fees recognized for the services of independent members of our Board of Directors. We added an additional independent director to our Board in March 2016.

Legal, accounting and other professional fees in the quarter ended September 30, 2015 included $337,500 of noncash expense recognized during the quarter pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services to be performed through June 30, 2016. In the quarter ended September 30, 2016, we also granted an aggregate of 25,000 unregistered shares of our common stock having a fair value of $108,500 to a legal services provider as compensation for services. In both years, professional services fees also include the expense related to the annual audit of the prior year financial statements and quarterly reviews of current year financial statements.

Investor relations expense includes the fees of our external service providers for a broad spectrum of investor relations and market awareness and support functions and, in the quarter ended September 30, 2016, initiatives that include numerous meetings and other communication activities focused on expanding market awareness of the Company, including among investment professionals and investment advisors, and individual and institutional investors. In the quarter ended September 30, 2016, we granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the time of issuance of $108,500 to an investor relations service provider as compensation for services, and, as noted in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, 120,000 unregistered shares of our common stock having a fair value at the time of issuance of $520,800 to a consulting services provider for corporate development and other strategic advisory services to be rendered from October 2016 to December 2016. The value of the latter common stock grant was recorded as a prepaid expense at the date of the grant and will be expensed during the quarter ended December 31, 2016.

In both periods, travel expense reflects costs associated with presentations to and meetings with existing and potential individual and institutional investors, investment professionals and investment advisors, media and securities analysts, as well as various investor relations, market awareness and corporate development initiatives.

In August 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 20,000 shares of our common stock for an aggregate of 15,000 shares of our unregistered common stock.  As with similar transactions during the quarters ended March 31, 2016 and June 30, 2016, we accounted for these transactions as warrant modifications, resulting in our recognition of $17,100 in noncash expense in the quarter ended September 30, 2016.

Interest and Other Expenses, Net

Interest expense, net totaled $1,400 for the quarter ended September 30, 2016 compared to $12,200 reported for the quarter ended September 30, 2015, with both quarters reflecting the impact of the extinguishment of a substantial majority of our promissory notes, as well as other indebtedness, between May 2015 and August 2015 by conversion into our Series B Preferred or cash repayment and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2016	2015

Interest expense on promissory notes	$-	$13
Amortization of discount on promissory notes	-	14
Other interest expense, including on capital leases and premium financing	1	1
	1	28
Effect of foreign currency fluctuations on notes payable	-	(16)
Interest income	-	-

Interest expense, net	$1	$12

Interest expense on promissory notes in the quarter ended September 30, 2015 represents the quarterly interest accrued on our outstanding Note A to Morrison & Foerster prior to its conversion into our Series B Preferred in August 2015, our outstanding note to University of California at Davis prior to our repayment of such note in January 2016 and our outstanding note to Progressive Medical Research prior to our repayment of such in June 2016. Discount amortization for the same period was attributable to Note A to Morrison & Foerster. Other interest expense in both periods relates to interest paid on insurance premium financing and one capital lease of office equipment.

During the quarter ended September 30, 2015, we eliminated the outstanding balances of an additional approximately $1.8 million of promissory notes and other debt (after having eliminated the outstanding balances of approximately $15.4 million of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto, in the quarter ended June 30, 2015) by converting such balances into shares of our Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Because the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness in the both the quarter ended September 30, 2015 and the quarter ended June 30, 2015 exceeded the carrying value of the debts, we incurred non-recurring noncash losses on each of the extinguishments. During the quarter ended September 30, 2015, we recorded an aggregate net noncash loss of $1,649,300 attributable to the extinguishment of debt converted into Series B Preferred.

We allocated proceeds from our self-placed private placement sales of Series B Preferred Units during the quarter ended September 30, 2015 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference, for accounting purposes, between the relative fair value per share of the Series B Preferred, approximately $4.05 per share, and its Conversion Price (or stated value) of $7.00 per share represented a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $886,900 in arriving at net loss attributable to common stockholders for the quarter ended September 30, 2015 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. Our private placement offering of Series B Preferred Units was completed in May 2016.

We have recognized $241,000 and $614,700 for the quarters ended September 30, 2016 and 2015, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. The reduction in the quarterly dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred upon our completion of the May 2016 Public Offering, as disclosed in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report.

Comparison of Six Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended September 30, 2016 and 2015 (amounts in thousands).

	Six Months Ended September 30,
	2016	2015
Operating expenses:
Research and development	$2,432	$2,029
General and administrative	2,631	5,179
Total operating expenses	5,063	7,208

Loss from operations	(5,063)	(7,208)

Interest expense (net)	(3)	(767)
Change in warrant liabilities	-	(1,895)
Loss on extinguishment of debt	-	(26,700)

Loss before income taxes	(5,066)	(36,570)
Income taxes	(2)	(2)

Net loss	$(5,068)	$(36,572)
Accrued dividend on Series B Preferred Stock	(781)	(828)
Deemed dividend on Series B Preferred Stock	(111)	(1,143)
Net loss attributable to common stockholders	$(5,960)	$(38,543)

Revenue

We reported no revenue for the six month periods ended September 30, 2016 or 2015 and we presently have no revenue generating arrangements. However, as indicated previously, we have entered into a CRADA with the NIH providing for the NIH to fund and conduct a Phase 2a clinical study of AV-101 in treatment resistant Major Depressive Disorder. This Phase 2a study, which began in November 2015, is being funded by the NIH and conducted at the NIMH by Dr. Carlos Zarate, Jr.

Research and Development Expense

Research and development expense totaled $2,431,800 for the six months ended September 30, 2016, approximately 20% greater than the $2,028,700 incurred for the six months ended September 30, 2015, reflecting our increasing focus on the continued development of AV-101 and preparations to launch the Phase 2b Study, which we currently anticipate to begin in the first half of 2017, and offset by a reduction in noncash stock compensation expense compared to the prior period. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2016	2015

Salaries and benefits	$711	$414
Stock-based compensation	126	905
Consulting and other professional services	58	46
Technology licenses and royalties	254	487
Project-related research and supplies:
AV-101	1,069	24
Stem cell and all other	79	23
	1,148	47
Rent	118	108
Depreciation	17	21
All other	-	1

Total Research and Development Expense	$2,432	$2,029

The increase in salaries and benefits reflects the impact of bonus payments made to our President and Chief Scientific Officer (CSO) and to the four non-officer members of our scientific staff, the hiring of Dr. Mark Smith as our Chief Medical Officer (CMO), and salary increases granted to our CSO and members of our scientific staff.

The decrease in stock based compensation expense is primarily attributable to the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CSO and CMO, scientific staff and consultants, most recently in June 2016 (CSO and CMO only) and September 2015 (primarily in 2016 expense). Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 became fully-vested and were fully-expensed prior to the quarter ended September 30, 2016.

Consulting services reflects fees paid or accrued for scientific, preclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and clinical and regulatory advisory boards.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection that we are required to fund under the terms of certain of our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in both periods, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries several pending patent applications with respect to AV-101 and our stem cell technology platform. Expense for the six months ended September 30, 2015, also included approximately $153,000 of fees and expenses related to stem cell technology related licenses acquired in connection with our Sponsored Research Collaboration Agreement with UHN. Further, in July 2015, we granted an aggregate of 10,000 shares of our Series

B Preferred having an aggregate fair value on the date of grant of $120,000 to two intellectual property legal service providers.

AV-101 project expenses for the six months ended September 30, 2016 includes continuing costs incurred to develop more efficient and cost-effective production methods for AV-101 and for certain pre-production and preclinical trial analyses and procedures to facilitate Phase 2 clinical development of AV-101, including the Phase 2b Study. We expect these expenses to increase materially over the next several quarters as we conduct the Phase 2b Study. Additionally, AV-101 expense in both periods reflects the costs associated with monitoring for and responding to potential feedback related to our AV-101 Phase 1 clinical safety program and addressing other matters required under the terms of our prior NIH grant awards, primarily through our CRO for our Phase 1 safety studies, Cato Research Ltd. Stem cell and other project related expenses in both periods were nominal.

General and Administrative Expense

General and administrative expense decreased to $2,631,200 from $5,179,000, for the six month periods ended September 30, 2016 and 2015, respectively, primarily as a result of the decrease in noncash stock compensation expense attributable to option and warrant grants to employees, officer and independent Board members and noncash expense related to grants of equity securities in payment of certain professional services during 2015. The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2016	2015

Salaries and benefits	$675	$348
Stock-based compensation	181	2,865
Consulting services	69	56
Legal, accounting and other professional fees	749	1,470
Investor relations	579	56
Insurance	78	72
Travel and entertainment	72	55
Rent and utilities	85	76
Warrant modification expense	57	122
All other expenses	86	59

Total General and Administrative Expense	$2,631	$5,179

The increase in salaries and benefits reflects the impact of bonus payments made to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the hiring of Mark McPartland as our Vice President of Corporate Development and Investor Relations, and salary increases granted to our CEO, CFO and a non-officer member of our administrative staff and the change in that employee’s status from part-time to full-time.

The decrease in stock based compensation expense is primarily attributable to the $2,841,000 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 500,000 shares of our common stock granted to our CEO, CFO, independent members of our Board of Directors and certain consultants. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CEO, CFO, independent members of our Board of Directors and administrative staff and consultants, most recently in June 2016 (CEO, CFO and independent Board members only) and September 2015 (primarily in 2016 expense), as well as to Mr. McPartland upon his commencement of employment in September 2016. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 became fully-vested and were fully-expensed prior to the quarter ended September 30, 2016.

Consulting services primarily includes fees recognized for the services of independent members of our Board of Directors. We added an additional independent director to our Board in March 2016.

Legal, accounting and other professional fees in the six month periods ended September 30, 2016 and 2015, each included $337,500 of noncash expense recognized during the respective period pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent contractors for services performed between July 1, 2015 and June 30, 2016. During the six-month period ended September 30, 2016, we also granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the date of issuance of $108,500 to a legal services provider as compensation for services. During the six-month period ended September 30, 2015, we granted an aggregate of 50,000 shares of our common stock having a fair value of $500,000 pursuant to two corporate development contracts and granted 25,000 shares of our Series B Preferred having a fair value at the time of issuance of $250,000 to legal counsel as compensation for services in connection with our debt restructuring and other corporate finance matters. In both years, professional services fees also include the expense related to the annual audit of the prior year financial statements and quarterly reviews of current year financials statements.

Investor relations expense includes the fees of our external service providers for a broad spectrum of investor relations and market awareness and support functions and, in the six-month period ended September 30, 2016, initiatives that include meetings and other communication activities focused on expanding market awareness of the Company, including among investment professionals and investment advisors, individual and institutional investors, media and securities analysts. In the six months ended September 30, 2016, we also granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the time of issuance of $108,500 to an investor relations service provider as compensation for services, and, as disclosed in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, in September 2016, 120,000 unregistered shares of our common stock having a fair value at the time of issuance of $520,800 to a consulting services provider for corporate development and strategic advisory services to be rendered from October 2016 to December 2016. The value of the latter common stock grant was recorded as a prepaid expense at the date of the grant and will be expensed during the quarter ended December 31, 2016.

In both periods, travel expense reflects costs associated with presentations to and meetings with existing and potential investors and investment professionals and advisors, media and securities analysts, as well as various investor relations, market awareness and corporate development initiatives.

Between April 2016 and August 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 61,649 shares of our common stock for an aggregate of 46,238 shares of our unregistered common stock.  As with similar transactions during our fiscal year ended March 31, 2016, we accounted for these transactions as warrant modifications, resulting in our recognition of an aggregate of $57,400 in noncash expense during the six-month period ended September 30, 2016. Warrant modification expense in the six-month period ended September 30, 2015 reflects the impact of June 2015 strategic reductions in the exercise price of certain outstanding warrants, generally from $30.00 per share to $10.00 per share.

Interest and Other Expenses, Net

Interest expense, net, totaled $2,800 for the six months ended September 30, 2016, a significant decrease compared to the $767,300 reported for the six months ended September 30, 2015, resulting from the extinguishment of substantially all of our promissory notes, as well as other indebtedness, between May 2015 and August 2015 by conversion into our Series B Preferred or cash repayment and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2016	2015

Interest expense on promissory notes	$ 1	$206
Amortization of discount on promissory notes	-	565
Other interest expense, including on capital leases and premium financing	2	2
	3	773
Effect of foreign currency fluctuations on notes payable	-	(6)
Interest income	-	-

Interest expense, net	$3	$767

Interest expense on promissory notes in the six months ended September 30, 2016 represents only the interest accrued on our promissory note to Progressive Medical Research prior to its repayment in June 2016. The substantial overall decrease in interest expense on promissory notes and the related amortization of discounts on such notes between the periods reflects the cessation of interest accrual and discount amortization upon the extinguishment and conversion of all outstanding Senior Secured Convertible Notes, certain 10% convertible notes (2014 Unit Notes) and other outstanding promissory notes into shares of our Series B Preferred between May 2015 and August 2015.

Under the terms of our October 2012 Note Exchange and Purchase Agreement with Platinum Long Term Growth VII, LLC (PLTG), we issued certain Senior Secured Convertible Promissory Notes and a related Exchange Warrant and Investment Warrants between October 2012 and July 2013. Upon PLTG’s exchange of the shares of our Series A Preferred Stock held by PLTG into shares of our common stock, we were also required to issue a Series A Exchange Warrant to PLTG. We determined that the various warrants included certain exercise price and other adjustment features requiring us to treat the warrants as liabilities. Accordingly, we recorded a noncash warrant liability at its estimated fair value as of the date of warrant issuance or contract execution. As described in Note 4, Fair Value Measurements, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report, on May 12, 2015, we entered into an agreement with PLTG pursuant to which we amended the various warrants to fix the exercise price thereof and eliminate the anti-dilution reset features that had previously required the warrants to be treated as liabilities and carried at fair value. Accordingly, during the quarter ended June 30, 2015, we adjusted these warrants to their fair value, reflecting an increase of $1,894,700 since March 31, 2015, resulting primarily from the increase in the market price of our common stock in relation to the exercise price of the warrants, and then subsequently eliminated the entire warrant liability with respect to these warrants. In January 2016, the PLTG warrants were exchanged for shares of our Series C Preferred stock.

Between May 2015 and August 2015 we extinguished the outstanding balances of approximately $17,200,000 of promissory notes, including our Senior Secured Notes, our 2014 Unit Notes and other debt and certain adjustments thereto that were either already due and payable or would have otherwise matured prior to March 31, 2016 by converting such balances into shares of our Series B Preferred. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness exceeded the carrying value of the debts, we incurred non-recurring noncash losses on each of the extinguishments. Additionally, under the terms of our May 2015 agreement with PLTG in which they agreed to, among other things, convert the Senior Secured Notes and certain other of our convertible promissory notes into Series B Preferred, we issued to PLTG 400,000 shares of Series B Preferred having an aggregate fair value of $4.0 million and Series B Warrants to purchase 1.2 million shares of our common stock having an aggregate of fair value of $8,270,900. We recognized this aggregate fair value as an additional noncash component of loss on extinguishment of debt. Many of the 2014 Unit Notes that were converted into Series B Preferred contained a beneficial conversion feature at the time they were originally issued. We accounted for the repurchase of the beneficial conversion feature at the time the 2014 Unit Notes were extinguished and converted, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt. We recorded an aggregate net non-recurring noncash loss of $26.7 million attributable to the extinguishment of the indebtedness converted into shares of Series B Preferred.

We allocated the proceeds from self-placed private placement sales of Series B Preferred Units to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share and $4.06 per share for the six month periods ended September 30, 2016 and 2015, respectively, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $111,100 and $1,143,100 in arriving at net loss attributable to common stockholders for the six months ended September 30, 2016 and 2015, respectively, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. Further, we recognized $780,000 and $828,000 for the six months ended September 30, 2016 and 2015, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss, included elsewhere in this Report. The reduction in the dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred upon our completion of the May 2016 Public Offering, as disclosed in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.3 million, as well as from an aggregate of approximately $16.4 million of government research grant awards, strategic collaboration payments and other revenues, but not including the fair market value of the NIH-funded AV-101 Phase 2a clinical study in MDD. Additionally, we have issued equity securities with an approximate aggregate value at issuance of $30.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Between April 1, 2016 and May 4, 2016, we sold to accredited investors Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants to purchase 39,714 shares of our common stock, and we received cash proceeds of $278,000. Further, on May 16, 2016 we consummated the May 2016 Public Offering, an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option. We received net cash proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting fees and expenses. We believe that we currently have sufficient financial resources to fund our expected operations through the first half of 2017, including preparation for and launch of our AV-101 Phase 2b Study in MDD.  Although our current financial resources are not yet sufficient to complete our AV-101 Phase 2b Study when launched, we anticipate raising sufficient additional capital in 2017 to satisfy our key corporate objectives, including completion of our AV-101 Phase 2b Study in 2018. Accordingly, our executive management continues to focus significant efforts on raising additional capital to complete the Phase 2b Study and for other operational requirements through sales of our securities, which may include both debt and equity securities, or from other sources. There can be no assurance, however, that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all.

We may also seek research and development collaborations that could generate revenue, as well as government grant awards. Further, strategic collaborations, such as our February 2015 CRADA which provides for the NIMH to fully fund our Phase 2a study of AV-101 in MDD, may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue, as well as new government grant awards, no assurance can be provided that any such collaborations or awards will occur in the future.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(3,873)	$(2,330)
Net cash used in investing activities	(8)	-
Net cash provided by financing activities	9,709	2,954

Net increase in cash and cash equivalents	5,828	624
Cash and cash equivalents at beginning of period	429	70

Cash and cash equivalents at end of period	$6,257	$694

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (NDA) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In late 2015, in collaboration with the NIMH under our CRADA, we began a Phase 2a clinical trial involving AV-101, to study its safety, tolerability and efficacy in patients with MDD. If our Phase 2a clinical trial of AV-101 is successful, we expect the FDA to require us to complete at least two pivotal Phase 3 clinical trials in order to submit an NDA for AV-101 as an adjunctive treatment for MDD patients with an inadequate response to standard, FDA-approved antidepressants. Also, we anticipate that the FDA will require that we conduct additional toxicity studies and additional non-clinical studies before submitting an NDA for AV-101. The results of all of these trials and studies are not known until after the studies are concluded.

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

We intend to seek a Fast Track designation from the FDA for AV-101 for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. Even if the FDA approves Fast Track designation for AV-101 for this indication, it may not actually lead to a faster development or regulatory review or approval process.

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

We intend to seek FDA Fast Track designation for AV-101 for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants, and we may do so for other product candidates as well. The FDA has broad discretion whether or not to grant this designation, and even if we believe AV-101 and other product candidates are eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures. Even if granted, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients suffering from MDD has not been established with precision. If the actual number of patients with MDD is smaller than we anticipate, we or our collaborators may encounter difficulties in enrolling patients in AV-101 clinical trials, including our NIH-funded Phase 2a clinical study of AV-101 in treatment-resistant MDD, thereby delaying or preventing clinical development.  Further, if AV-101 is approved for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants, and the market for this indication is smaller than we anticipate, our ability to achieve profitability could be limited.

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

If serious adverse events or other undesirable side effects are identified during the use of AV-101 in clinical trials, it may adversely affect our development of AV-101 for MDD and other CNS indications.

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

Failures or delays in the commencement or completion of our planned clinical trials and non-clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

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

●
negative results from our ongoing non-clinical studies;

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

●
Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board (DSMB), overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others

●
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials on our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We do not yet have long-term supply agreements in place with our contract manufacturers and each batch of our product candidates are individually contracted under a quality and supply agreement. If we engage new contract manufacturers, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of AV-101 and other product candidates, if approved. Our current scale of manufacturing for AV-101 is adequate to support our currently planned needs for additional non-clinical studies and clinical trial supplies.

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

Currently, management is unaware of any FDA-approved adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of action and safety profile as AV-101. However, new antidepressant products with other mechanisms of action or products approved for other indications, including the anesthetic ketamine, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are sometimes used before or instead of standard antidepressants to treat patients with MDD.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $47.2 million, which includes $26.7 million of non-cash expense related to the extinguishment of essentially all of our outstanding promissory notes and certain other indebtedness, and $13.9 million during the fiscal years ended March 31, 2016 and 2015, respectively, and a net loss of $5.1 million in the six months ended September 30, 2016.  As of September 30, 2016, we had an accumulated deficit of approximately $136.8 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $16.4 million in revenues, primarily from the receipt of research and development grant awards from the NIH, not including the fair market value of the ongoing NIH-funded Phase 2a MDD study of AV-101. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, or we enter into one or more development and commercialization agreements with respect to AV-101 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our audited consolidated financial statements for the year ended March 31, 2016 and our condensed consolidated financial statements for the six months ended September 30, 2016 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At March 31, 2016, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months. However, as described in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements for the six months ended September 30, 2016 included elsewhere in this Quarterly Report, on May 16, 2016, we consummated an underwritten public offering, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants, exercisable at $5.30 per share, to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued pursuant to the exercise of the underwriters’ over-allotment option, resulting in gross proceeds of approximately $10.9 million (May 2016 Public Offering). Our net proceeds from the May 2016 Public Offering were approximately $9.5 million after deducting underwriters’ commissions and other expenses of the offering. Additionally, in February 2015, we entered into the CRADA with the NIH, under which the NIH is fully funding and conducting the initial Phase 2a clinical efficacy and safety of AV-101 in MDD. However, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, and/or another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds.

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

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion or exchange of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Proceeds from recent financing activity, including the May 2016 Public Offering will not be sufficient to complete the Phase 2b MDD Study, resulting in the need for additional financing.

Although we anticipate that the net proceeds from the May 2016 Public Offering will provide sufficient funding for our operations through the release of topline results of our fully-funded, NIH-sponsored AV-101 Phase 2a clinical study in MDD (Phase 2a MDD Study), anticipated in the second quarter of 2017, as well as the launch and conduct of a portion of our AV-101 Phase 2b clinical study in MDD (Phase 2b MDD Study), the proceeds received will not be sufficient to complete the Phase 2b MDD Study. We believe an additional $12.0 million or more will be required during the next 24 months to complete the Phase 2b MDD Study and fund our operations through the second half of calendar 2018.  No assurances can be provided that such additional capital will be available to us when necessary, on reasonable terms, or at all.  In the event we are unable to raise such additional capital, our operations, including the conduct of the Phase 2b MDD Study, will be negatively and materially affected.

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

Some of our programs have been partially supported by government grant awards, which may not be available to us in the future.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer and Chief Financial Officer, as well as other employees, consultants and scientific collaborators. As of the date of this Quarterly Report, we have ten full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of AV-101, drug rescue NCEs, other product candidates, and other applications of our stem cell technology, including our production and assessment of potential drug recuse NCEs or disrupt our administrative functions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Grant of Warrants to Professional Services Providers

On September 26, 2016, we granted warrants to purchase an aggregate of 75,000 shares of our unregistered common stock at an exercise price of $6.00 per share and 25,000 shares of our common stock at an exercise price to certain consultants who are accredited investors. On October 11, 2016, we granted warrants to purchase an aggregate of 6,000 shares of our common stock at an exercise price of $6.00 per share to additional consultants who are accredited investors. We will receive all proceeds from the exercise of these warrants; however, there can be no assurance that we will receive any proceeds therefrom. In all instances, the warrants were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Issuance of Common Stock to Professional Services Providers

On September 26, 2016, we issued an aggregate of 170,000 shares of our unregistered common stock for services provided and to be provided by certain legal, investor relations, financial advisory and corporate development professionals who are also accredited investors. On November 1, 2016, we issued 25,000 shares of our unregistered common stock to a corporate investor relations provider for professional services to be provided. In all instances, the shares were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Warrants Exchanged for Common Stock

Between April 29, 2016 and August 25, 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 61,649 shares of our common stock for an aggregate of 46,238 shares of our unregistered common stock. On October 25, 2016, we entered into a warrant exchange agreement with an accredited investor holding outstanding warrants to purchase an aggregate of 113,944 shares of our common stock pursuant to which the holder exchanged such warrants in exchange for an aggregate of 85,458 shares of our unregistered common stock. In all instances, the common stock was issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 3(a)(9) and/or 4(2) thereof.
Common Stock Issued in Payment of Dividends

On August 17, 2016, we issued 26,258 unregistered shares of our common stock in payment of $85,300 in accrued dividends on 87,500 shares of our Series B Preferred stock voluntarily converted.by an institutional investor. The common stock was issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Second Amendment to Lease between Bayside Area Development, LLC and the Company, effective November 10, 2016, filed herewith.

10.2	Indemnification Agreement effective November 10, 2016 between the Company and Mark A. Smith, filed herewith.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Dated: November 14, 2016