Form 10-Q
period 2016-12-31
VistaGen Therapeutics, Inc.
filed 2017-02-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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

As of February 10, 2017, 8,581,471 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2016

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,372,000	$428,500
Sublicense fee receivable	1,250,000	-
Prepaid expenses and other current assets	146,400	426,800
Total current assets	5,768,400	855,300
Property and equipment, net	59,900	87,600
Security deposits and other assets	47,800	46,900
Total assets	$5,876,100	$989,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$874,400	$936,000
Accrued expenses	961,800	814,000
Current portion of notes payable and accrued interest	35,800	43,600
Capital lease obligations	300	1,100
Total current liabilities	1,872,300	1,794,700

Non-current liabilities:
Notes payable	-	27,200
Accrued dividends on Series B Preferred Stock	1,339,300	2,089,600
Deferred rent liability	75,900	55,500
Total non-current liabilities	1,415,200	2,172,300
Total liabilities	3,287,500	3,967,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and March 31, 2016:
Series A Preferred, 500,000 shares authorized and outstanding at December 31, 2016 and March 31, 2016	500	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2016 and March 31, 2016; 1,160,240 shares and 3,663,077 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	1,200	3,700
Series C Preferred; 3,000,000 shares authorized at December 31, 2016 and March 31, 2016; 2,318,012 shares issued and outstanding at December 31, 2016 and March 31, 2016	2,300	2,300
Common stock, $0.001 par value; 30,000,000 shares authorized at December 31, 2016 and March 31, 2016; 8,717,136 and 2,623,145 shares issued at December 31, 2016 and March 31, 2016, respectivtly	8,700	2,600
Additional paid-in capital	145,993,900	132,725,000
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2016 and March 31, 2016	(3,968,100)	(3,968,100)
Accumulated deficit	(139,449,900)	(131,743,200)
Total stockholders’ equity (deficit)	2,588,600	(2,977,200)
Total liabilities and stockholders’ equity (deficit)	$5,876,100	$989,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Sublicense fees	1,250,000	-	1,250,000	-
Total revenues	1,250,000	-	1,250,000	-
Operating expenses:
Research and development	1,611,000	806,300	4,042,800	2,835,000
General and administrative	2,276,600	1,335,500	4,907,800	6,514,500
Total operating expenses	3,887,600	2,141,800	8,950,600	9,349,500
Loss from operations	(2,637,600)	(2,141,800)	(7,700,600)	(9,349,500)
Other expenses, net:
Interest expense, net	(900)	(2,500)	(3,700)	(769,800)
Change in warrant liability	-	-	-	(1,894,700)
Loss on extinguishment of debt	-	-	-	(26,700,200)
Other income (expense)	-	(2,300)	-	(2,300)
Loss before income taxes	(2,638,500)	(2,146,600)	(7,704,300)	(38,716,500)
Income taxes	-	-	(2,400)	(2,300)
Net loss	$(2,638,500)	$(2,146,600)	$(7,706,700)	$(38,718,800)

Accrued dividend on Series B Preferred stock	(237,700)	(631,300)	(1,018,500)	(1,459,300)
Deemed dividend on Series B Preferred Units	-	(668,700)	(111,100)	(1,811,800)

Net loss attributable to common stockholders	$(2,876,200)	$(3,446,600)	$(8,836,300)	$(41,989,900)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.34)	$(1.95)	$(1.23)	$(25.45)

Weighted average shares used in computing basic and diluted net loss
attributable to common stockholders per common share	8,381,824	1,765,641	7,181,307	1,650,160

Comprehensive loss	$(2,638,500)	$(2,146,600)	$(7,706,700)	$(38,718,800)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,706,700)	$(38,718,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,600	40,800
Amortization of discounts on convertible and promissory notes	-	564,800
Change in warrant liability	-	1,894,700
Stock-based compensation	573,900	3,868,300
Expense related to modification of warrants, including exchange of warrants for Series C Preferred and common stock	427,500	614,900
Amortization of deferred rent	20,400	(19,500)
Fair value of common stock granted for services	1,217,500	606,300
Fair value of Series B Preferred stock granted for services	375,000	1,045,000
Fair value of warrants granted for services	240,300	111,200
Gain on currency fluctuation	-	(6,400)
Loss on disposition of fixed assets	-	2,300
Changes in operating assets and liabilities:
Sublicense fee receivable	(1,250,000)	-
Prepaid expenses, security deposit and other current assets	22,000	61,800
Accounts payable and accrued expenses, including accrued interest	74,200	(264,500)
Net cash used in operating activities	(5,968,300)	(3,498,900)

Cash flows from investing activities:
Purchases of equipment	(9,900)	(4,600)
Net cash used in investing activities	(9,900)	(4,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	9,785,000	280,000
Net proceeds from issuance of Series B Preferred Units	278,000	4,397,800
Repayment of capital lease obligations	(800)	(700)
Repayment of notes	(140,500)	(85,200)
Net cash provided by financing activities	9,921,700	4,591,900
Net increase in cash and cash equivalents	3,943,500	1,088,400
Cash and cash equivalents at beginning of period	428,500	70,000
Cash and cash equivalents at end of period	$4,372,000	$1,158,400

Supplemental disclosure of noncash activities:
Conversion of Senior Secured Notes, Subordinate Convertible Notes, Promissory
Notes, Accounts payable and other debt into Series B Preferred	$-	$18,891,400
Insurance premiums settled by issuing note payable	$117,500	$79,400
Accrued dividends on Series B Preferred	$1,018,500	$1,459,300
Accrued dividends on Series B Preferred settled upon conversion by issuance
of common stock	$1,768,800	$43,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics, Inc. (NASDAQ: VTGN), a Nevada corporation, is a clinical-stage biopharmaceutical company focused on developing new generation medicines for depression and other central nervous system (CNS) disorders. Our principal executive offices are located at 343 Allerton Avenue, South San Francisco, California 94080, and our telephone number is (650) 577-3600. Our website address is www.vistagen.com. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation.

AV-101, our lead CNS product candidate, is a new generation oral antidepressant drug candidate in Phase 2 development, initially as an adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  We believe AV-101 may also have the potential to treat additional CNS indications, including chronic neuropathic pain, epilepsy, Huntington’s disease and Parkinson’s disease.
AV-101’s mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics often used adjunctively with standard antidepressants.

A Phase 2a clinical study of AV-101 as a monotherapy in subjects with treatment-resistant MDD is being conducted and fully funded by the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH (Phase 2a Study). The Principal Investigator of the Phase 2a Study is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. Previous NIMH studies, including studies conducted by Dr. Zarate, have focused on the antidepressant effects of low dose, intravenous (I.V.) ketamine, a NMDAR antagonist, in patients with treatment-resistant MDD. These NIMH studies, as well as clinical research by Yale University and other academic institutions, have demonstrated robust antidepressant effects in MDD patients within twenty-four hours of a single low dose of I.V. ketamine. We believe orally-administered AV-101 may have potential to deliver ketamine-like fast-acting antidepressant effects without ketamine’s serious side effects. We currently anticipate that the NIMH will complete the Phase 2a Study by the end of 2017.

We are preparing to launch our Phase 2b clinical study of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate response to standard, FDA-approved antidepressants (Phase 2b Study).  We currently anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 by the end of the second quarter of 2017. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of the Phase 2b Study.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results of the Phase 2b Study by the end of 2018.

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology, internally or with third-party collaborators, to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs), including small molecule NCEs with regenerative potential, for CNS and other diseases and (ii) cellular therapies involving stem cell-derived blood, cartilage, heart and liver cells.  Our internal small molecule drug rescue programs utilize CardioSafe 3D, our customized cardiac bioassay system, to develop NCEs for our pipeline.  In December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). VistaStem may also pursue additional potential regenerative medicine (RM) applications, including using blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.  In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, VistaStem may pursue these additional RM applications in collaboration with third-parties.
AV-101 and Major Depressive Disorder

Background

The World Health Organization (WHO) estimates that 350 million people worldwide are affected by depression. According to the NIH, major depression is one of the most common mental disorders in the U.S. The NIMH reports that, in 2014, an estimated 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults. According to the U.S. Centers for Disease Control and Prevention (CDC) one in 10 Americans over the age of 12 takes a standard, FDA-approved antidepressant.

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (antidepressants known as SSRIs) or serotonin/norepinephrine (antidepressants known as SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients still do not achieve adequate therapeutic benefits.  Such patients with an inadequate response to standard antidepressants often seek to augment their treatment regimen by adding an atypical antipsychotic (such as, for example, aripiprazole), despite only modest potential therapeutic benefit and the risk of additional side effects from atypical antipsychotics.

All standard, FDA-approved antidepressants have risks of significant side effects, including, among others, potential anxiety, metabolic syndrome, sleep disturbance and sexual dysfunction. Adjunctive use of atypical antipsychotics to augment inadequately performing standard antidepressants increases the risk of serious side effects, including, potentially, tardive dyskinesia, significant weight gain, diabetes and heart disease, while offering only a modest potential increase in therapeutic benefit.

AV-101

AV-101, our oral new generation antidepressant prodrug candidate, is in Phase 2 clinical development for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine, a NMDAR antagonist. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through the GlyB site and also involved the activation of another key neurological pathway, the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor pathway. We believe activation of the AMPA receptor pathway is a key final common pathway feature of new generation antidepressants.

Following the completion of our NIH-funded, randomized, double blind, placebo-controlled AV-101 Phase 1a and Phase 1b safety studies, the NIMH initiated and is fully funding the Phase 2a study of AV-101 as a monotherapy in subjects with treatment-resistant MDD under our February 2015 CRADA with the NIMH. Dr. Carlos Zarate Jr. of the NIMH is the Principal Investigator conducting the Phase 2a Study at the NIMH. The trial is expected to enroll up to 25 patients.   We currently anticipate that the NIMH will complete the Phase 2a Study by the end of 2017.

We are preparing to launch our approximately 280-patient Phase 2b Study of AV-101 as an adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants. We currently anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, by the end of the second quarter of 2017. We currently anticipate top line results of the Phase 2b Study by the end of 2018.

We believe preclinical studies support the hypothesis that AV-101 may also have the potential to treat multiple CNS disorders and neurodegenerative diseases in addition to MDD, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR, AMPA pathway and/or key active metabolites of AV-101 may achieve therapeutic benefit. However, human clinical studies will be required before this therapeutic potential could be demonstrated. There is no guarantee that human clinical trials would be successful or that the FDA would approve the use of AV-101 for the treatment of one or more of these additional CNS indications.

CardioSafe 3D™; NCE Drug Rescue and Regenerative Medicine

VistaStem Therapeutics is our wholly owned subsidiary focused on applying hPSC technology to discover, rescue, develop and commercialize proprietary NCEs, including small molecule NCEs with regenerative potential, for CNS and other diseases, as well as potential cellular therapies involving stem cell-derived blood, cartilage, heart and liver cells. CardioSafe 3D™ is our customized in vitro cardiac bioassay system capable of predicting potential human heart toxicity of small molecule NCEs in vitro, long before they are ever tested in animal and human studies. We are currently focused on potential commercial applications of our stem cell technology platform involving (i) use of CardioSafe 3D for internal small molecule NCE drug discovery and drug rescue to expand our proprietary drug candidate pipeline, leveraging substantial prior research and development investments by pharmaceutical companies and others related to public domain NCEs terminated before FDA approval due to heart toxicity risks and (ii) RM. With respect to RM, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (BlueRock Therapeutics Agreement). We may also pursue additional potential RM applications using blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy (injection of stem cell-derived mature organ-specific cells obtained through directed differentiation), (B) cell repair therapy (induction of regeneration by biologically active molecules administered alone or produced by infused genetically engineered cells), or (C) tissue engineering (transplantation of in vitro grown complex tissues) using hPSC-derived blood, bone, cartilage, and/or liver cells.  In a manner similar to the BlueRock Therapeutics Agreement, we may pursue these additional RM applications in collaboration with third-parties.

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation dba VistaStem Therapeutics (VistaStem), is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2016 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2017 or for any other interim period or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 24, 2016.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a developing-technology company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $139.4 million accumulated from inception through December 31, 2016. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further potential development of AV-101, including conducting clinical trials, and pursue potential drug rescue, drug development and regenerative medicine opportunities.

Since our inception in May 1998 through December 31, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.5 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $30.4 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Between April 1, 2016 and May 4, 2016, we sold to accredited investors Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants exercisable at $7.00 per share (Series B Preferred Warrants) to purchase 39,714 shares of our common stock, from which we received cash proceeds of $278,000. Further, on May 16, 2016 we consummated an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option (the May 2016 Public Offering). We received net cash proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting fees and expenses. During the quarter ended December 31, 2016, we received aggregate cash proceeds of $247,900 from the sale of an aggregate of 67,000 shares of our unregistered common stock and warrants exercisable through November 30, 2019 to purchase 16,750 unregistered shares of our common stock to two accredited investors in private placement transactions. As described in greater detail in Note 5, Sublicense Fee Receivable and Sublicense Revenue, we received a cash payment of $1.25 million under the BlueRock Therapeutics Agreement in January 2017. We believe that we currently have sufficient financial resources to fund our expected operations at least through the first half of 2017, including preparation for and launch of the Phase 2b Study.  Although our current financial resources are not yet sufficient to fully fund completion of the Phase 2b Study, we anticipate raising sufficient additional capital as and when necessary and advisable to satisfy our key corporate objectives, including conducting and completing the Phase 2b Study in an ordinary course manner. In furtherance of that objective, on January 23, 2017, we filed a Registration Statement on Form S-3 (Registration No. 333-215671) with the Securities and Exchange Commission (the Commission) covering the potential future sale of up to $100 million of our equity and/or debt securities or combinations thereof. There can be no assurance, however, that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. We may also seek research and development collaborations that could generate revenue, funding for development of AV-101 and additional product candidates, as well as additional government grant awards and agreements similar to our current CRADA with the NIMH, which provides for the NIMH to fully fund the ongoing Phase 2a study of AV-101 as a monotherapy for MDD. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Therapeutics Agreement, we may also pursue similar arrangements with third-parties covering other of our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.  Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of AV-101 as an adjunctive treatment for MDD and other CNS conditions, and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, intellectual property, accounting, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2017 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  These unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to share-based compensation, and assumptions that have been used to value warrants, warrant modifications, warrant liabilities. With the exception of the $1.25 million of sublicense revenue recorded in the quarter ended December 31, 2016 under the BlueRock Therapeutics Agreement, which agreement is described in greater detail under Note 5, Sublicense Fee Receivable and Sublicense Revenue below, we do not currently have, nor have we had during the periods covered by this report, any arrangements requiring the recognition of revenue.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs. Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs. External research and development expenses consist primarily of costs associated with nonclinical and clinical development of AV-101, now in Phase 2 clinical development, initially for Major Depressive Disorder, stem cell technology-related research and development costs, and costs related to the filing, maintenance and prosecution of patents and patent applications and technology licenses. All such costs are charged to expense as incurred.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Research and development expense:

Stock option grants	$113,900	$71,300	$239,900	$118,700
Warrants granted to officer in March 2014	-	2,800	-	8,500
Warrants granted to officer in September 2015	-	-	-	852,200
	113,900	74,100	239,900	979,400

General and administrative expense:

Stock option grants	153,300	20,400	334,000	36,500
Warrants granted to officers and directors in March 2014	-	3,900	-	11,700
Warrants granted to officers, directors and consultants in September 2015	-	-	-	2,840,700
	153,300	24,300	334,000	2,888,900

Total stock-based compensation expense	$267,200	$98,400	$573,900	$3,868,300

In June 2016, our Board of Directors (the Board) approved the grant of options to purchase an aggregate of 655,000 shares of our common stock at an exercise price of $3.49 per share to the independent members of our Board and to our officers, including our newly-hired Chief Medical Officer. In September 2016, the Board approved the grant of an option to purchase 125,000 shares of our common stock at an exercise price of $4.27 per share to another newly-hired officer. In November 2016, the Board authorized the grant of stock options to independent members of the Board and to our officers and employees to purchase an aggregate of 560,000 shares of our common stock at an exercise price of $3.80 per share. At December 31, 2016, there were stock options outstanding to purchase 1,659,324 shares of our common stock at a weighted average exercise price of $4.76 per share. We valued the options granted in June, September and November 2016 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	June 2016	September 2016	November 2016
Market price per share at grant date	$3.49	$4.27	$3.80
Exercise price per share	$3.49	$4.27	$3.80
Risk-free interest rate	1.34%	1.29%	1.76%
Contractual or estimated term in years	6.68	6.25	6.79
Volatility	81.69%	83.26%	84.38%
Dividend rate	0.0%	0.0%	0.0%
Shares	655,000	125,000	560,000

Fair Value per share	$2.50	$3.05	$2.81

During September 2015, the Board approved the grant of options to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $9.25 per share to our non-officer employees and certain consultants. The Board also granted immediately vested warrants to purchase an aggregate of 650,000 shares of our common stock to our executive officers, independent members of the Board and certain consultants. We valued the warrants and options granted in September 2015 using the Black-Scholes Option Pricing Model and the following assumptions:

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

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation of net loss per share, as their effect would be antidilutive. For the three and nine month periods ended December 31, 2016 and 2015, the accrual for dividends on our Series B Preferred and the deemed dividend attributable to the issuance of our Series B Preferred Units represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of December 31,
	2016	2015

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	3,588,863

Series C Preferred stock issued and outstanding (3)	2,318,012	-

Outstanding options under the 2016 (formerly 2008) and 1999 Stock Incentive Plans	1,659,324	296,738

Outstanding warrants to purchase common stock	4,550,370	4,971,497

Warrant shares issuable to PLTG upon exchange of Series A Preferred under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as subsequently amended	-	535,715

Total	10,437,946	10,142,813
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

Other than as identified below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2016, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to the Company.

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

In January 2016, we entered into an Exchange Agreement with PLTG pursuant to which PLTG exchanged all outstanding PLTG Warrants plus the shares issuable pursuant to the Series A Preferred Exchange Warrant for unregistered shares of our Series C Convertible Preferred Stock (Series C Preferred) in the ratio of 0.75 share of Series C Preferred for each warrant share cancelled. As a result of the Exchange Agreement, all warrants previously issued to PLTG have been cancelled.

We carried no assets or liabilities at fair value at December 31, 2016 or March 31, 2016.

Note 5. Sublicense Fee Receivable and Sublicense Revenue

On December 9, 2016, we entered into an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. We retained rights to cardiac stem cell technology licensed from UHN related to small molecule, protein and antibody drug discovery, drug rescue and drug development, including small molecules with cardiac regenerative potential, as well as small molecule, protein and antibody testing involving cardiac cells.
Under the BlueRock Therapeutics Agreement, we are entitled to receive an upfront payment of $1.25 million and we have the potential to receive additional milestone payments and royalties in the future, in the event certain performance-based milestones and commercial sales are achieved. At December 31, 2016, we had no further obligations under the BlueRock Therapeutics Agreement and, accordingly, we recorded a receivable for the $1.25 million upfront payment with a corresponding recognition of the sublicense revenue. We received the $1.25 million cash payment due under the BlueRock Therapeutics Agreement on January 5, 2017.
Also on December 9, 2016, we entered into a series of agreements with UHN pursuant to which we (i) executed two new exclusive patent license agreements related to certain cardiac stem cell technologies discovered by Dr. Gordon Keller, Director of UHN's McEwen Centre for Regenerative Medicine, under our Sponsored Research Agreement with Dr. Keller and UHN, originally executed on September 18, 2007 (the SRA); (ii) amended two exclusive cardiac stem cell technology patent license agreements previously entered into between us and UHN under the SRA; (iii) terminated the SRA to facilitate the BlueRock Therapeutics Agreement; and (iv) agreed to make a sublicense consideration payment to UHN with respect to the upfront payment we received under the BlueRock Therapeutics Agreement. All financial obligations related to the agreements with UHN, aggregating $233,400, were reflected in accounts payable at December 31, 2016.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016

Insurance	$58,300	$27,000
Prepaid AV-101 development expenses	82,300	-
Prepaid compensation under financial advisory
and other consulting agreements	-	337,500
Public offering expenses	-	57,400
All other	5,800	4,900
	$146,400	$426,800

Note 7.  Accrued Expenses

Accrued expenses are composed of the following at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
	2016	2016

Accrued professional services	$34,700	$318,000
Accrued AV-101 development expenses	918,300	186,000
Accrued compensation	-	310,000
All other	8,800	-
	$961,800	$814,000

Note 8.  Notes Payable

The following table summarizes our unsecured promissory notes at December 31, 2016 and March 31, 2016.

	December 31, 2016			March 31, 2016
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

5.75% Note payable to insurance premium
financing company (current)	$35,800	$-	$35,800	$-	$-	$-

7.0% Note payable to Progressive Medical Research	$-	$-	$-	$58,800	$12,000	$70,800
less: current portion	-	-	-	(31,600)	(12,000)	(43,600)
7.0% Notes payable - non-current portion	$-	$-	$-	$27,200	$-	$27,200

Total notes payable to unrelated parties	$35,800	$-	$35,800	$58,800	$12,000	$70,800
less: current portion	(35,800)	-	(35,800)	(31,600)	(12,000)	(43,600)
Net non-current portion	$-	$-	$-	$27,200	$-	$27,200

Between May 2015 and August 2015, we extinguished the outstanding balances of approximately $17,200,000 of indebtedness, including all senior secured promissory notes and a substantial portion of other indebtedness that was either due and payable or would have become due and payable prior to March 31, 2016, by converting such indebtedness into shares of our Series B Preferred at a Conversion Price (or stated value) of $7.00 per share.

Evaluating each converted note or debt class separately, we determined that the conversion of each of such notes and other debt instruments into Series B Preferred should be accounted for as an extinguishment of debt. Because the fair value of the Series B Preferred into which the debt instruments were converted in all cases exceeded the carrying value of the debt, we recorded an aggregate, non-recurring, non-cash loss on extinguishment of debt of $26,700,200, in our fiscal year ended March 31, 2016, as reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended December 31, 2015.

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

In May 2016, we executed a promissory note in the face amount of $117,500 in connection with certain insurance policy premiums. The note is payable in monthly installments of $12,100, including principal and interest, through March 2017, and the remaining balance of such note as of December 31, 2016 was $35,800.

Note 9.  Capital Stock

Series B Preferred Unit Offering

Prior to the consummation of our May 2016 Public Offering, we sold to accredited investors in self-placed private placement transactions an aggregate of $278,000 of units in our Series B Preferred Unit offering in April and May 2016, which units consisted of Series B Preferred and Series B Warrants (together Series B Preferred Units). We issued 39,714 shares of Series B Preferred and Series B Warrants to purchase 39,714 shares of our common stock.  From May 2015 through the termination of the Series B Preferred Unit offering in May 2016, we received an aggregate of $5,303,800 in cash proceeds from our self-placed private placement and sale of the Series B Preferred Units.

We allocated the proceeds from the sale of the Series B Preferred Units during April and May 2016 to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. We determined that the fair value of a share of Series B Preferred was equal to the quoted market value of a share of our common stock on the date of a Series B Preferred Unit sale. We calculated the fair value of the Series B Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. The table below also presents the aggregate allocation of the Series B Preferred Unit sales proceeds based on the relative fair values of the Series B Preferred and the Series B Warrants as of their respective Series B Preferred Unit sales dates. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we have recognized a deemed dividend in the aggregate amount of $111,100 in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended December 31, 2016.

Unit Warrants
	Weighted Average Issuance Date Valuation Assumptions									Aggregate Allocation of Proceeds
Warrant				Risk free			Per Share Fair	Aggregate Fair Value	Aggregate Proceeds	Based on Relative Fair Value of:
Shares	Market	Exercise	Term	Interest		Dividend	Value of	of Unit	of Unit	Unit	Unit
Issued	Price	Price	(Years)	Rate	Volatility	Rate	Warrant	Warrants	Sales	Stock	Warrant

39,714	$ 8.45	$ 7.00	5.00	1.27%	78.43%	0.0%	$ 5.63	$ 223,500	$ 278,000	$ 166,900	$ 61,100

May 2016 Public Offering and Listing of our Common Stock on The NASDAQ Capital Market

Effective on May 16, 2016, we consummated an underwritten public offering of our securities, pursuant to which we issued units consisting of an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued in June 2016 pursuant to the exercise of the underwriters’ over-allotment option. We received gross proceeds of approximately $10.9 million and net proceeds of approximately $9.5 million from the May 2016 Public Offering, after deducting underwriters’ commissions and other offering expenses. The warrants issued in the May 2016 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and, accordingly, we have accounted for them as equity warrants.

The securities included in the May 2016 Public Offering Warrants were offered, issued and sold under a prospectus filed with the Commission pursuant to an effective registration statement (Registration Statement) filed with the Commission on Form S-1 (File No. 333-210152) pursuant to the Securities Act of 1933, as amended (Securities Act). The Registration Statement was first filed with the Commission on March 14, 2016, and was declared effective on May 10, 2016.

In connection with the completion of our May 2016 Public Offering, NASDAQ approved our common stock for listing on The NASDAQ Capital Market. Our common stock began trading on The NASDAQ Capital Market under the symbol “VTGN” on May 11, 2016.

Conversion of Series B Preferred into Common Stock

During April 2016, prior to the consummation of the May 2016 Public Offering, holders of an aggregate of 7,500 shares of Series B Preferred voluntarily converted such shares into an equivalent number of registered shares of our common stock.  In connection with such conversions, we issued an aggregate of 510 shares of our unregistered common stock as payment in full of $4,000 in accrued dividends on the Series B Preferred that was voluntarily converted.

On May 19, 2016, upon the consummation of the May 2016 Public Offering, an aggregate of 2,403,051 shares of Series B Preferred were automatically converted into an aggregate of 2,192,847 registered shares of our common stock and an aggregate of 210,204 shares of our unregistered common stock. Additionally, we issued an aggregate of 416,806 shares of our unregistered common stock as payment in full of $1,642,100 in accrued dividends on the Series B Preferred that was automatically converted on May 19, 2016, at the rate of one share of common stock for each $3.94 of accrued Series B Preferred dividends.  On June 15, 2016, pursuant to the underwriters’ exercise of their over-allotment option, an additional 44,500 shares of Series B Preferred were converted into 44,500 shares of our registered common stock.  We issued an additional 9,580 shares of our unregistered common stock as payment in full of $37,400 of accrued dividends on the Series B Preferred that was automatically converted on June 15, 2016, at the rate of one share of common stock for each $3.90 in accrued dividends.

In August 2016, one of the remaining holders of our Series B Preferred voluntarily converted 87,500 shares of Series B Preferred into an equivalent number of registered shares of our common stock.  In connection with this conversion, we issued 26,258 shares of our unregistered common stock as payment in full of $85,300 in accrued dividends on the Series B Preferred that was voluntarily converted, at the rate of one share of common stock for each $3.25 in accrued dividends.

Common Stock and Warrants Issued in Private Placement

In December 2016, in self-placed private transactions, we accepted subscription agreements from two individual accredited investors, pursuant to which we sold to such investors units, at a purchase price of $3.70 per unit, consisting of an aggregate of 67,000 unregistered shares of our common stock and warrants, exercisable through November 30, 2019, to purchase an aggregate of 16,750 unregistered shares of our common stock at an exercise price of $6.00 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $247,900 in connection with this private placement of the units, of which the entire amount was credited to stockholders’ equity.

Issuance of Common Stock to Professional Services Providers

In September 2016, we issued an aggregate of 170,000 shares of our unregistered common stock having an aggregate fair value on the date of issuance of $737,800 as compensation to certain entities previously engaged as professional services providers. Of that amount, we issued 120,000 shares having a fair value of $520,800 on the date of issuance for services to be rendered from October 2016 to December 2016. The value of these shares was recorded as a prepaid expense at September 30, 2016 and was fully expensed as a component of general and administrative expense during the quarter ended December 31, 2016. In November and December 2016, we issued an aggregate of 135,000 shares of our unregistered common stock having an aggregate fair value on the respective dates of issuance of $479,800 as compensation to professional services providers.

Warrant Exchanges and Other Warrant Modifications

During the nine months ended December 31, 2016, we entered into Warrant Exchange Agreements with certain holders of outstanding warrants to purchase an aggregate of 224,693 shares of our common stock pursuant to which the holders agreed to cancel such warrants in exchange for the issuance of an aggregate of 156,246 unregistered shares of common stock.

We accounted for the exchanges of these warrants as warrant modifications, comparing the fair value of the warrants immediately prior to the exchanges with the fair value of the unregistered common stock issued. We calculated the weighted average fair value of the warrants prior to the respective exchanges using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We determined the post-modification fair value based on the quoted market price of our common stock on the effective date of each exchange and the number of unregistered shares issued in the exchange, as also indicated in the table below. We recognized the amount of the incremental fair value of the unregistered common stock issued in excess of the fair value of the warrants cancelled, $293,300 and $350,700 for the three and nine months ended December 31, 2016, respectively, as warrant modification expense, which is included as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended December 31, 2016.

	April - May 2016		August 2016		October 2016		December 2016
	Pre-	Post-	Pre-	Post-	Pre-	Post-	Pre-	Post-
	modification	modification	modification	modification	modification	modification	modification	modification

Market Price per share	$8.44	$8.45	$3.33	$3.33	$4.05	$4.05	$3.73	$3.73
Exercise price per share	$7.37		$8.00		$8.15		$10.00
Risk-free interest rate	1.23%		1.10%		0.77%		0.44%
Contractual term (years)	4.77		4.58		2.4		0.003
Volatility	79.0%		87.0%		93.0%		100.3%
Dividend Rate	0%		0%		0%		0%
Weighted average fair value per share	$5.37		$1.64		$1.27		$-
Warrant shares cancelled and exchanged	41,649		20,000		113,944		49,100
Common shares issued in exchange		31,238		15,000		85,458		24,550
Fair Value	$223,700	$264,000	$32,900	$50,000	$144,400	$346,100	$-	$91,600
Incremental fair value recognized		$40,300		$17,100		$201,700		$91,600

In December 2016, the Board authorized the modification of an outstanding warrant to both alter the exercise terms and increase the number of shares for which the warrant was exercisable. We calculated the fair value of the warrant immediately before and after the modification using the Black Scholes Option Pricing Model and the assumptions indicated in the table below. As indicated, we recognized the additional fair value, $76,900, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended December 31, 2016.

	Pre-	Post-
	modification	modification

Market Price per share	$3.51	$3.51
Exercise price per share	$8.00	$3.51
Risk-free interest rate	1.88%	2.07%
Contractual term (years)	4.26	5.03
Volatility	87.1%	85.8%
Dividend Rate	0%	0%
Weighted average fair value per share	$1.71	$2.39
Number of warrant shares	25,000	50,000
Fair Value	$42,700	$119,600
Incremental fair value recognized		$76,900

Warrants Outstanding

Following the warrant issuances in the May 2016 Public Offering, the Series B Warrant issuances and the warrant exchanges and modification described above, at December 31, 2016, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $6.31 per share as follows:

Exercise Price per Share	Expiration Date	Shares Subject to Purchase at December 31, 2016

$3.51	12/31/2021	50,000
$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	12/11/2018 to 3/3/2023	1,346,931
$8.00	3/25/2021	185,000
$10.00	2/28/2017 to 1/11/2020	25,758
$20.00	9/15/19	110,448
$30.00	11/20/2017	3,600
		4,550,370

With the exception of 2,705,883 shares of common stock underlying the warrants issued in the May 2016 Public Offering, all of the common shares issuable upon exercise of our outstanding warrants are unregistered.

Note 10.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd (CRL). CRL is a contract research, development and regulatory services organization (CRO) engaged by us for certain aspects of the development of AV-101. CBV is among our largest institutional stockholders at December 31, 2016, holding approximately 7.0% of our outstanding common stock. In October 2012 we issued certain unsecured promissory notes in the aggregate face amount of approximately $1.3 million to CBV and CRL (the Cato Notes) as payment in full for all contract research and development services and regulatory advice previously rendered to us by CRL. The Cato Notes and additional amounts payable to CRL for CRO services were extinguished in June 2015 in exchange for our issuance of an aggregate of 328,571 shares of Series B Preferred to CBV, which shares of Series B Preferred were automatically converted into an equal number of registered shares of our common stock in connection with the May 2016 Public Offering.

Under the terms of our CRO arrangement with CRL related to the development of AV-101, we incurred expenses of $101,900 and $19,400 for the quarters ended December 31, 2016 and 2015, respectively, and $180,100 and $41,500 in the nine month periods ended December 31, 2016 and 2015, respectively. Total interest expense, including amortization of note discount, on the Cato Notes was $28,200 for the three-month period ended June 30, 2015 during which the notes were extinguished.

University Health Network (UHN) holds approximately 2.0% of our outstanding common stock at December 31, 2016. As described more completely in Note 5, Sublicense Fee Receivable and Sublicense Revenue, in December 2016, we entered into certain agreements with UHN pursuant to which we acquired two exclusive patent licenses from UHN and became obligated to make a payment to UHN with respect to our sublicense to BlueRock Therapeutics of cardiac stem cell production technology licensed to us by UHN. At December 31, 2016, we had recorded a liability to UHN of $233,400 related to these agreements. In the nine months ended December 31, 2015, we had incurred approximately $153,000 related to the acquisition of three stem cell technology licenses from UHN.

Note 11. Lease Extension

Effective on November 10, 2016, we executed an amendment to the lease of our headquarters facility, pursuant to which the term of the lease was extended from July 31, 2017 to July 31, 2022 and the base rent for the five-year extension period was specified. The lease amendment also provides for a two-month period of rent abatement and an allowance for tenant improvements, which allowance may be disbursed between January 1, 2017 and August 1, 2018. We have recognized the effect of the amendment in the balance reported as Deferred Rent Liability in the accompanying Condensed Consolidated Balance Sheet at December 31, 2016 and in rent expense in the Condensed Consolidated Statement of Operations for the quarter ended December 31, 2016.

Note 12.  Subsequent Events

We have evaluated subsequent events through February 10, 2017 and have identified no matters requiring disclosure.

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
..
Business Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation medicines for depression and other central nervous system (CNS) disorders. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation. All references to future quarters and years in this Item 2 refer to calendar quarters and calendar years, unless reference is made otherwise.

AV-101, our lead CNS product candidate, is a new generation oral antidepressant drug candidate in Phase 2 development, initially as an adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  We believe AV-101 may also have the potential to treat additional CNS indications, including chronic neuropathic pain, epilepsy, Huntington’s disease and Parkinson’s disease.
AV-101’s mechanism of action, as an N-methyl D aspartate receptor (NMDAR) antagonist binding selectively at the glycine binding (GlyB) co-agonist site of the NMDAR, is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics often used adjunctively with standard antidepressants.

A Phase 2a clinical study of AV-101 as a monotherapy in subjects with treatment-resistant MDD is being conducted and fully funded by the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), under our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIMH (Phase 2a Study). The Principal Investigator of the Phase 2a Study is Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders. Previous NIMH studies, including studies conducted by Dr. Zarate, have focused on the antidepressant effects of low dose, intravenous (I.V.) ketamine, a NMDAR antagonist, in patients with treatment-resistant MDD. These NIMH studies, as well as clinical research by Yale University and other academic institutions, have demonstrated robust antidepressant effects in MDD patients within twenty-four hours of a single low dose of I.V. ketamine. We believe orally-administered AV-101 may have potential to deliver ketamine-like fast-acting antidepressant effects without ketamine’s serious side effects. We currently anticipate that the NIMH will complete the Phase 2a Study by the end of 2017.

We are preparing to launch our Phase 2b clinical study of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate response to standard, FDA-approved antidepressants (Phase 2b Study).  We currently anticipate commencement of this multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 by the end of the second quarter of 2017. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, will be the Principal Investigator of the Phase 2b Study.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results of the Phase 2b Study by the end of 2018.

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology, internally or with third-party collaborators, to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs), including small molecule NCEs with regenerative potential, for CNS and other diseases and (ii) cellular therapies involving stem cell-derived blood, cartilage, heart and liver cells.  Our internal small molecule drug rescue programs utilize CardioSafe 3D, our customized cardiac bioassay system, to develop NCEs for our pipeline.  In December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). VistaStem may also pursue additional potential regenerative medicine (RM) applications, including using blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.  In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, VistaStem may pursue these additional RM applications in collaboration with third-parties.
AV-101 and Major Depressive Disorder

Background

The World Health Organization (WHO) estimates that 350 million people worldwide are affected by depression. According to the NIH, major depression is one of the most common mental disorders in the U.S. The NIMH reports that, in 2014, an estimated 15.7 million adults aged 18 or older in the U.S. had at least one major depressive episode in the past year. This represented 6.7 percent of all U.S. adults. According to the U.S. Centers for Disease Control and Prevention (CDC) one in 10 Americans over the age of 12 takes a standard, FDA-approved antidepressant.

Most standard, FDA-approved antidepressants target neurotransmitter reuptake inhibition – either serotonin (antidepressants known as SSRIs) or serotonin/norepinephrine (antidepressants known as SNRIs). Even when effective, these standard depression medications take many weeks to achieve adequate antidepressant effects. Nearly two out of every three drug-treated depression patients, including an estimated 6.9 million drug-treated MDD patients in the U.S., obtain inadequate therapeutic benefit from initial treatment with a standard antidepressant. Unfortunately, even after treatment with as many as four different standard antidepressants, nearly one out of every three drug-treated depression patients still do not achieve adequate therapeutic benefits.  Such patients with an inadequate response to standard antidepressants often seek to augment their treatment regimen by adding an atypical antipsychotic (such as, for example, aripiprazole), despite only modest potential therapeutic benefit and the risk of additional side effects from atypical antipsychotics.

All standard, FDA-approved antidepressants have risks of significant side effects, including, among others, potential anxiety, metabolic syndrome, sleep disturbance and sexual dysfunction. Adjunctive use of atypical antipsychotics to augment inadequately performing standard antidepressants increases the risk of serious side effects, including, potentially, tardive dyskinesia, significant weight gain, diabetes and heart disease, while offering only a modest potential increase in therapeutic benefit.

AV-101

AV-101, our oral new generation antidepressant prodrug candidate, is in Phase 2 clinical development for the adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article entitled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine, a NMDAR antagonist. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through the GlyB site and also involved the activation of another key neurological pathway, the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor pathway. We believe activation of the AMPA receptor pathway is a key final common pathway feature of new generation antidepressants.

Following the completion of our NIH-funded, randomized, double blind, placebo-controlled AV-101 Phase 1a and Phase 1b safety studies, the NIMH initiated and is fully funding the Phase 2a study of AV-101 as a monotherapy in subjects with treatment-resistant MDD under our February 2015 CRADA with the NIMH. Dr. Carlos Zarate Jr. of the NIMH is the Principal Investigator conducting the Phase 2a Study at the NIMH. The trial is expected to enroll up to 25 patients.   We currently anticipate that the NIMH will complete the Phase 2a Study by the end of 2017.

We are preparing to launch our approximately 280-patient Phase 2b Study of AV-101 as an adjunctive treatment of MDD in patients with an inadequate response to standard, FDA-approved antidepressants. We currently anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, by the end of the second quarter of 2017. We currently anticipate top line results of the Phase 2b Study by the end of 2018.

We believe preclinical studies support the hypothesis that AV-101 may also have the potential to treat multiple CNS disorders and neurodegenerative diseases in addition to MDD, including chronic neuropathic pain, epilepsy, Parkinson’s disease and Huntington’s disease, where modulation of the NMDAR, AMPA pathway and/or key active metabolites of AV-101 may achieve therapeutic benefit. However, human clinical studies will be required before this therapeutic potential could be demonstrated. There is no guarantee that human clinical trials would be successful or that the FDA would approve the use of AV-101 for the treatment of one or more of these additional CNS indications.

CardioSafe 3D™; NCE Drug Rescue and Regenerative Medicine

VistaStem Therapeutics is our wholly owned subsidiary focused on applying hPSC technology to discover, rescue, develop and commercialize proprietary NCEs, including small molecule NCEs with regenerative potential, for CNS and other diseases, as well as potential cellular therapies involving stem cell-derived blood, cartilage, heart and liver cells. CardioSafe 3D™ is our customized in vitro cardiac bioassay system capable of predicting potential human heart toxicity of small molecule NCEs in vitro, long before they are ever tested in animal and human studies. We are currently focused on potential commercial applications of our stem cell technology platform involving (i) use of CardioSafe 3D for internal small molecule NCE drug discovery and drug rescue to expand our proprietary drug candidate pipeline, leveraging substantial prior research and development investments by pharmaceutical companies and others related to public domain NCEs terminated before FDA approval due to heart toxicity risks and (ii) RM. With respect to RM, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (BlueRock Therapeutics Agreement). We may also pursue additional potential RM applications using blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy (injection of stem cell-derived mature organ-specific cells obtained through directed differentiation), (B) cell repair therapy (induction of regeneration by biologically active molecules administered alone or produced by infused genetically engineered cells), or (C) tissue engineering (transplantation of in vitro grown complex tissues) using hPSC-derived blood, bone, cartilage, and/or liver cells.  In a manner similar to the BlueRock Therapeutics Agreement, we may pursue these additional RM applications in collaboration with third-parties.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of December 31, 2016, we had an accumulated deficit of approximately $139.4 million. Our net loss for the nine months ended December 31, 2016 was approximately $7.7 million. Our net loss for the nine months ended December 31, 2015 was approximately $38.7 million, which amount, however, included a non-recurring, non-cash loss of approximately $26.7 million attributable to extinguishment and conversion of approximately $17.2 million of prior indebtedness into equity securities between May and August 2015 at a Conversion Price (stated value) of $7.00 per share. We expect losses to continue for the foreseeable future, primarily related to our further clinical development of AV-101 for the adjunctive treatment of MDD, as well as a range of other CNS indications.

Summary of Nine Months Ended December 31, 2016

During the nine months ended December 31, 2016, we have continued to (i) advance nonclinical and clinical development of AV-101 as a potential new generation antidepressant, (ii) expand the regulatory foundation to support Phase 2 clinical development of AV-101 in the U.S., both as a new adjunctive treatment for patients with inadequate response to standard, FDA-approved antidepressants and as a new therapeutic alternative for several other CNS indications, and, (iii) on a limited basis, advance both (a) the predictive toxicology capabilities of CardioSafe 3D for drug rescue and development applications, including our ongoing participation in the FDA’s Comprehensive in-vitro Proarrhythmia Assay (CiPA) initiative designed to change the landscape of preclinical drug development by providing a more complete and accurate assessment of potential drug effects on cardiac risk, and (b) regenerative medicine opportunities related to our stem cell technology platform.

Pursuant to our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, a Phase 2a clinical study of AV-101 as a monotherapy for treatment-resistant MDD. We currently anticipate that the NIMH will complete the Phase 2a Study by the end of 2017. In addition, we continue to prepare for the Phase 2b Study. We currently anticipate the launch of the Phase 2b Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the second quarter of 2017.

In May 2016, we consummated an underwritten public offering of our securities, pursuant to which we issued to institutional investors an aggregate of 2,570,040 registered shares of our common stock and five-year warrants exercisable at $5.30 per share to purchase an aggregate of 2,705,883 shares of our common stock and received net proceeds, after deducting underwriters’ commissions and other expenses, of approximately $9.5 million (May 2016 Public Offering). In connection with the May 2016 Public Offering, our common stock was approved for listing on The NASDAQ Capital Market, where it has traded under the symbol “VTGN” since May 11, 2016. Please see the section titled “Liquidity and Capital Resources” below, for a discussion of our capital needs following the May 2016 Public Offering.

In addition to bolstering our Clinical and Regulatory Advisory Board with the appointment of Dr. Maurizio Fava as Chairman and the addition of members Dr. Sanjay Matthew and Dr. Thomas Laughren, all pre-eminent opinion leaders in the field of depression, and the addition of veteran healthcare executive Jerry Gin, Ph.D., MBA to our Board of Directors, we enhanced our management team with the addition of Mark A. Smith, MD, Ph.D., as our Chief Medical Officer in June 2016. Dr. Smith has over 20 years of pharmaceutical industry and CNS drug development experience.  He has been a successful project leader in both drug discovery and development on projects resulting in approximately 20 investigational new drugs (INDs).  Dr. Smith has directed clinical trials examining depression, bipolar disorder, anxiety, schizophrenia, Alzheimer’s disease, ADHD and agitation in Phase 1 through Phase 2b. In addition, Dr. Smith has vast knowledge and expertise in translational neuroscience, clinical trial design and regulatory interactions. Further, in September 2016, we appointed Mark A. McPartland as our Vice President of Corporate Development. Mr. McPartland has over 20 years of experience in corporate development, capital markets, corporate communications and management consulting for companies at varying stage of their corporate evolution, including early- and mid-stage biopharmaceutical companies. Mr. McPartland is primarily concentrating his efforts in expanding awareness of VistaGen across a range of investors, researchers, patients, clinicians and potential partners.

In December 2016, we entered into an Exclusive License and Sublicense Agreement (the BlueRock Therapeutics Agreement) with BlueRock Therapeutics, LP, a next generation regenerative medicine company recently established by Bayer AG and Versant Ventures (BlueRock), pursuant to which BlueRock received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. We retained rights to technology licensed from UHN related to small molecule, protein and antibody drug discovery, drug rescue and drug development, including small molecules with cardiac regenerative potential, as well as small molecule, protein and antibody testing involving cardiac cells. In January 2017, we received an upfront cash payment of $1.25 million under the BlueRock Therapeutics Agreement and we have the potential to receive additional payments and royalties in the future, in the event certain performance-based milestones and commercial sales are achieved.
As a matter of course, we attempt to minimize to the greatest extent possible cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we will continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, accounting, public company compliance and other professional services and working capital costs.

Results of Operations

Comparison of Three Months Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended December 31, 2016 and 2015 (amounts in thousands).

	Three Months Ended December 31,
	2016	2015

Sublicense revenue	$1,250	$-
Operating expenses:
Research and development	$1,611	$806
General and administrative	2,276	1,336
Total operating expenses	3,887	2,142

Loss from operations	(2,637)	(2,142)
Interest expense, net	(1)	(3)
Change in warrant liabilities	-	-
Other expense	-	(2)
Loss before income taxes	(2,638)	(2,147)
Income taxes	-	-

Net loss	$(2,638)	$(2,147)
Accrued dividend on Series B Preferred Stock	(238)	(631)
Deemed dividend on Series B Preferred Stock	-	(669)
Net loss attributable to common stockholders	$(2,876)	$(3,447)

Revenue

We recognized $1.25 million in sublicense revenue pursuant to the BlueRock Therapeutics Agreement in the quarter ended December 31, 2016. While we have the potential to receive additional milestone payments and royalties under the BlueRock Therapeutics Agreement in the future, in the event certain performance-based milestones and commercial sales are achieved, the agreement might not provide additional revenue to us in the near term. We reported no other revenue for the quarter ended December 31, 2016 or 2015 and we presently have no revenue generating arrangements with respect to AV-101 or other potential product candidates. However, as indicated previously, our CRADA with the NIH provides for full NIH funding of the Phase 2a clinical study of AV-101 as a monotherapy for treatment resistant MDD.

Research and Development Expense

Research and development expense totaled $1,611,000 for the quarter ended December 31, 2016, approximately double the $806,300 reported for the quarter ended December 31, 2015. Current period costs reflect the increasing impact of our continued nonclinical and clinical development of AV-101, particularly preparations for launch of the Phase 2b Study of AV-101, which is currently anticipated in the second quarter of 2017. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2016	2015

Salaries and benefits	$302	$214
Stock-based compensation	114	74
Consulting and other professional services	(139)	5
Technology licenses and royalties, including UHN	293	159
Project-related research and supplies:
AV-101	894	137
Stem cell and all other	50	19
	944	156
Rent	88	55
Depreciation	8	8
Warrant modification expense	-	135
All other	1	-

Total Research and Development Expense	$1,611	$806

The increase in salaries and benefits reflects the impact of the hiring of our Chief Medical Officer (CMO) in June 2016, and salary increases granted to our Chief Scientific Officer (CSO) and the four non-officer members of our scientific staff earlier this fiscal year.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of a new-hire option grant to our CMO and additional option grants made to our CSO, CMO and scientific staff in November 2016. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 were fully-vested and fully-expensed prior to the quarter ended December 31, 2016.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The reduction in expense in the current period primarily reflects the rationalization of our stem cell-related scientific advisory board and related accruals, including as a result of the BlueRock Therapeutics Agreement.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. In both periods, but to a greater extent in the quarter ended December 31, 2015, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries numerous pending patent applications with respect to AV-101 and our stem cell technology platform. Technology license-related legal expense for the quarter ended December 31, 2016, also includes $55,000 representing the fair value of a warrant granted to intellectual property counsel as partial compensation for services. Current year expense further includes a net of $158,000 related to the sublicense consideration paid to University Health Network (UHN) pursuant to the BlueRock Therapeutics Agreement plus additional fees and expenses related to two new stem cell technology related licenses acquired from UHN, net of amounts previously accrued in connection with our prior Sponsored Research Collaboration Agreement (SRCA) with UHN.

AV-101 project expense for the quarter ended December 31, 2016 includes continuing costs incurred to develop more efficient and cost-effective production methods for AV-101 and for certain pre-production and nonclinical trial analyses and procedures to facilitate Phase 2 clinical development of AV-101, including the Phase 2b Study. AV-101 expense in both periods reflects the costs associated with monitoring for and responding to potential feedback related to the AV-101 Phase 1 clinical trials and addressing other matters required under the terms of our prior NIH grant awards, primarily through our Cato Research Ltd., our CRO for our Phase 1 safety studies. The increase in stem cell and other project related expenses for the quarter ended December 31, 2016 primarily reflects in-house costs associated with our participation in the FDA’s CiPA project.

The increase in rent expense in the quarter ended December 31, 2016 reflects the impact of the scheduled rent increase effective August 2016 as well as the impact of accounting for the November 2016 lease amendment extending the lease of our headquarters facilities by five years from July 31, 2017 to July 31, 2022.

Warrant modification expense in the quarter ended December 31, 2015 reflects the increase in fair value resulting from the November 2015 modification of outstanding warrants to purchase an aggregate of 315,000 shares of our common stock held by our CSO and a key scientific advisor to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share.

General and Administrative Expense

General and administrative expense increased to $2,276,600 from $1,335,500, for the quarters ended December 31, 2016 and 2015, respectively. This increase was primarily attributable to increased noncash stock compensation expense related to option and warrant grants and grants of equity securities as compensation for certain professional services. The following table indicates the primary components of general and administrative expenses, including noncash stock compensation expense, for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2016	2015

Salaries and benefits	$257	$172
Stock-based compensation	153	24
Board fees	36	16
Legal, accounting and other professional fees	1,017	643
Investor relations	241	4
Insurance	38	33
Travel expenses	54	18
Rent and utilities	63	40
Warrant modification expense	370	358
All other expenses	48	28

Total General and Administrative Expense	$2,277	$1,336

The increase in salaries and benefits reflects the impact of the hiring of our Vice President of Corporate Development (VP-Corporate Development) in September 2016 and salary increases granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and a non-officer member of our administrative staff and the change in that employee’s status from part-time to full-time earlier this fiscal year.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of a new-hire option grant to our VP-Corporate Development and additional option grants made to independent members of our Board of Directors, our CEO, CFO, VP of Corporate Development and other employees in November 2016. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 were fully-vested and fully-expensed prior to the quarter ended December 31, 2016.

Board fees includes fees recognized for the services of independent members of our Board of Directors. We added an additional independent director to our Board in March 2016.

Legal, accounting and other professional fees for the quarter ended December 31, 2016 includes noncash expense related to grants of an aggregate of 220,000 unregistered shares of our common stock valued on the respective grant dates at an aggregate of $862,800 plus aggregate cash payments of $80,000 to investment professionals for financial advisory and corporate development services. Such expense for the quarter ended December 31, 2015, primarily included (i) $337,500 of noncash expense recognized during the quarter pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two service providers for services to be performed through June 30, 2016; and (ii) $138,000 of noncash expense attributable to the fair value of 15,750 shares of our unregistered common stock and a five-year warrant to purchase 7,500 unregistered shares of our common stock granted in connection with investment banking services. In both years, professional services fees also include expense related to routine legal fees and fees for preparation of our income tax returns for the prior fiscal year and the quarterly review of our current year financial statements.

Investor relations expense includes the fees of our external service providers for a significantly expanded and broad spectrum of investor relations and market awareness and support functions and, in the quarter ended December 31, 2016, initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended December 31, 2016, in addition to cash fees and expenses we incurred, we granted an aggregate of 35,000 unregistered shares of our common stock to two investor relations and investor awareness service providers as partial compensation for their services and recognized noncash expense of $137,800, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with presentations to and meetings in multiple U.S. markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development initiatives, in the current year by both our CEO and our VP-Corporate Development.

The increase in rent expense in the quarter ended December 31, 2016 reflects the impact of the scheduled rent increase effective August 2016 as well as the impact of accounting for the November 2016 lease amendment extending the lease of our headquarters facilities by five years from July 31, 2017 to July 31, 2022.

In October and December 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 163,044 shares of our common stock for an aggregate of 110,008 shares of our unregistered common stock.  As with similar transactions in fiscal year 2016 and in prior quarters of the current fiscal year, we accounted for these transactions as warrant modifications, resulting in our recognition of $293,300 in noncash expense in the quarter ended December 31, 2016. Further, in December 2016, we modified an outstanding warrant to reduce the exercise price from $8.00 per share to $3.51 per share and increase the number of shares exercisable under the warrant from 25,000 shares to 50,000 shares, recognizing $76,900 in expense in the quarter then ended as the incremental fair value attributable to the modification. During the quarter ended December 31, 2015, we modified outstanding warrants to purchase an aggregate of 808,553 shares of our common stock previously granted to our CEO, CFO, and independent members of our Board of Directors to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share and recognized $357,500 of noncash expense in the quarter then ended as the incremental fair value attributable to the modifications.

Interest and Other Expenses, Net

Interest expense, net totaled $900 for the quarter ended December 31, 2016 compared to $2,500 reported for the quarter ended December 31, 2015. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2016	2015

Interest expense on promissory notes	$-	$2
Other interest expense, including on capital leases and premium financing	1	1
Total interest expense	1	3

Interest income	-	-

Interest expense, net	$1	$3

Interest expense on promissory notes in the quarter ended December 31, 2015 represents the quarterly interest accrued on our outstanding note to University of California at Davis prior to our repayment of such note and accrued interest in January 2016 and our outstanding note to Progressive Medical Research prior to our repayment of such note and accrued interest in June 2016. Other interest expense in both periods relates to interest paid on insurance premium financing and one capital lease of office equipment.

We have recognized $237,700 and $631,300 for the quarters ended December 31, 2016 and 2015, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. The reduction in the quarterly dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred upon our completion of the May 2016 Public Offering and a subsequent voluntary conversion of 87,500 shares of our Series B Preferred in August 2016, as disclosed in Note 9, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report.

Comparison of Nine Months Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended December 31, 2016 and 2015 (amounts in thousands).

	Nine Months Ended December 31,
	2016	2015

Sublicense revenue	$1,250	$-
Operating expenses:
Research and development	$4,043	$2,835
General and administrative	4,908	6,515
Total operating expenses	8,951	9,350
Loss from operations	(7,701)	(9,350)

Interest expense (net)	(4)	(770)
Change in warrant liabilities	-	(1,895)
Loss on extinguishment of debt	-	(26,700)
Other expense	-	(2)
Loss before income taxes	(7,705)	(38,717)
Income taxes	(2)	(2)

Net loss	$(7,707)	$(38,719)
Accrued dividend on Series B Preferred Stock	(1,018)	(1,459)
Deemed dividend on Series B Preferred Stock	(111)	(1,812)
Net loss attributable to common stockholders	$(8,836)	$(41,990)

Revenue

We recognized $1.25 million in sublicense revenue pursuant to the BlueRock Therapeutics Agreement in the quarter ended December 31, 2016. While we may potentially receive additional payments and royalties under the BlueRock Therapeutics Agreement in the future, in the event certain performance-based milestones and commercial sales are achieved, the agreement might not provide recurring revenue to us in the near term. We reported no other revenue for the nine months ended December 31, 2016 or 2015 and we presently have no revenue generating arrangements with respect to AV-101 or other potential product candidates. However, as indicated previously, our CRADA with the NIH provides for the NIH to fully fund and conduct the Phase 2a Study.

Research and Development Expense

Research and development expense totaled $4,042,800 for the nine months ended December 31, 2016, an increase of approximately 43% compared with the $2,835,000 incurred for the nine months ended December 31 2015, demonstrating our increased focus on the continuing nonclinical and clinical development of AV-101 and our preparations to launch the Phase 2b Study of AV-101 as an adjunctive treatment for MDD patients with an inadequate response to standard antidepressants, which we currently anticipate to begin in the second quarter of 2017. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2016	2015

Salaries and benefits	$1,013	$628
Stock-based compensation	240	979
Consulting and other professional services	(81)	51
Technology licenses and royalties, including UHN	547	646
Project-related research and supplies:
AV-101	1,963	161
Stem cell and all other	129	42
	2,092	203
Rent	206	163
Depreciation	25	29
Warrant modification expense	-	135
All other	1	1

Total Research and Development Expense	$4,043	$2,835

The increase in salaries and benefits reflects the impact of the hiring of our Chief Medical Officer (CMO) in June 2016, as well as salary increases and bonus payments granted to our President and Chief Scientific Officer (CSO) and to the four non-officer members of our scientific staff.

The decrease in stock based compensation expense is primarily attributable to the $852,200 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 150,000 shares of our common stock granted to our CSO. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CSO and CMO, scientific staff and consultants, in November 2016, June 2016 (CSO and CMO only) and September 2015. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 were fully-vested and fully-expensed prior to December 31, 2016.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The reduction in expense in the nine months ended December 31, 2016 primarily reflects the rationalization of our stem cell-related scientific advisory board and related accruals, including as a result of the BlueRock Therapeutics Agreement.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to certain of our stem cell technology license agreements or have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors and they do not occur ratably throughout the year or between years. Additionally, in both periods, this expense includes legal counsel and other costs we have incurred to advance in the U.S. and numerous foreign countries several pending patent applications with respect to AV-101 and our stem cell technology platform. Technology license-related legal expense for the nine months ended December 31, 2016, also includes $55,000 representing the fair value of a warrant granted to intellectual property counsel as partial compensation for services. Current year expense further includes a net of $158,000 related to the sublicense consideration paid to University Health Network (UHN) related to the BlueRock Therapeutics Agreement plus additional fees and expenses related to two new stem cell technology related licenses acquired from UHN, net of amounts previously accrued in connection with our prior SRCA with UHN. Expense for the nine months ended December 31, 2015, included approximately $153,000 of fees and expenses related to additional stem cell technology related licenses acquired in connection with our SRCA with UHN as well as $120,000 of noncash expense resulting from the July 2015 grant of an aggregate of 10,000 shares of our Series B Preferred to two intellectual property legal service providers.

AV-101 expenses for the nine months ended December 31, 2016 include continuing costs incurred to develop more efficient and cost-effective production methods for AV-101 and for certain pre-production and preclinical trial analyses and procedures to facilitate Phase 2 clinical development of AV-101, including the Phase 2b Study. We expect these expenses to increase materially over the next several quarters as we initiate and conduct the Phase 2b Study. Additionally, AV-101 expense in both periods reflects the costs associated with monitoring for and responding to potential feedback related to our AV-101 Phase 1 clinical safety program and addressing other matters required under the terms of our prior NIH grant awards, primarily through our CRO for our Phase 1 safety studies, Cato Research Ltd. The increase in stem cell and other project related expenses in 2016 primarily reflects in-house costs associated with our participation in the FDA’s CiPA project.

The increase in rent expense in the quarter ended December 31, 2016 reflects the impact of the scheduled rent increase effective August 2016 as well as the impact of accounting for the November 2016 lease amendment extending the lease of our headquarters facilities by five years from July 31, 2017 to July 31, 2022.

Warrant modification expense in the quarter ended December 31, 2015 reflects the increase in fair value resulting from the November 2015 modification of outstanding warrants to purchase an aggregate of 315,000 shares of our common stock held by our CSO and a key scientific advisor to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share.

General and Administrative Expense

General and administrative expense decreased to $4,907,800 from $6,514,500, for the nine month periods ended December 31, 2016 and 2015, respectively, primarily as a result of the decrease in noncash stock compensation expense attributable to option and warrant grants to employees, officers and independent Board members in 2015, partially offset by an increase in noncash expense related to grants of equity securities in payment of certain professional services during 2016. The following table indicates the primary components of general and administrative expenses for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2016	2015

Salaries and benefits	$932	$520
Stock-based compensation	334	2,889
Board fees	105	72
Legal, accounting and other professional fees	1,766	2,113
Investor relations	820	60
Insurance	116	105
Travel and entertainment	126	73
Rent and utilities	148	116
Warrant modification expense	427	480
All other expenses	134	87
Total General and Administrative Expense	$4,908	$6,515

The increase in salaries and benefits reflects the impact of salary increases and bonus payments granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and a member of our administrative staff and the change in that employee’s status from part-time to full-time, as well as the hiring of our VP-Corporate Development in September 2016.

The decrease in stock based compensation expense is primarily attributable to the $2,841,000 fair value, determined using the Black-Scholes Option Pricing Model and the assumptions indicated in Note 2, Summary of Significant Accounting Policies, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report, of the September 2015 grant of immediately vested and expensed warrants to purchase 500,000 shares of our common stock granted to our CEO, CFO, independent members of our Board of Directors and certain consultants. Stock compensation expense in 2016 reflects the ratable amortization of option grants made to our CEO, CFO, independent members of our Board of Directors and administrative staff and consultants, in November 2016, June 2016 (CEO, CFO and independent Board members only) and September 2015, as well as to our VP-Corporate Development upon his commencement of employment in September 2016. Our stock options are generally amortized over a two-year to four-year vesting period. A substantial number of the option grants made in or prior to our fiscal year ended March 31, 2014 were fully-vested and fully-expensed prior to December 31, 2016.

Board fees includes fees recognized for the services of independent members of our Board of Directors. We added an additional independent director to our Board in March 2016.

Legal, accounting and other professional fees in the nine month periods ended December 31, 2016 and 2015, includes $337,500 and $675,000, respectively, of noncash expense recognized pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B Preferred having an aggregate fair value at the time of issuance of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent service providers for services performed between July 1, 2015 and June 30, 2016. During the nine-month period ended December 31, 2016, we granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the date of issuance of $108,500 to a legal services provider as partial compensation for services and an aggregate of 220,000 unregistered shares of our common stock having a fair value at the date of issuance of $862,800 as partial compensation for financial advisory, investment banking and business development services. During the nine-month period ended December 31, 2015, we granted (i) an aggregate of 50,000 shares of our common stock having an aggregate fair value of $500,000 pursuant to two corporate development contracts initiated during the quarter ended June 30, 2015; (ii) 25,000 shares of our Series B Preferred having a fair value of $250,000 to legal counsel as compensation for services in connection with our debt restructuring and other corporate finance matters, and (iii) 15,750 shares of our unregistered common stock and a five-year warrant to purchase 7,500 unregistered shares of our common stock having an aggregate fair value of $138,000 in connection with investment banking services. In both years, professional services fees also include routine legal fees and expenses and the expense related to the annual audit of the prior year financial statements, preparation of the prior year income tax returns, and quarterly reviews of current year financials statements.

Investor relations expense includes the fees of our external service providers for a significantly expanded broad spectrum of investor relations and market awareness and support functions and, particularly during the second half of 2016, initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among investment professionals and investment advisors, and individual and institutional investors. In the nine months ended December 31, 2016, in addition to cash fees and expenses we incurred, we granted an aggregate of 60,000 unregistered shares of our common stock to three investor relations and investor awareness service providers as partial compensation for their services and recognized noncash expense of $246,300, representing the fair value of the stock at the time of issuance. During the same period, we also granted three-year, immediately exercisable warrants to purchase an aggregate of 75,000 shares of our unregistered common stock at exercise prices ranging from $4.50 per share to $6.00 per share to three investor relations service providers and recognized non-cash expense of $172,300 representing the fair value of the warrants at the time of issuance.

In both periods, travel expense reflects costs associated with presentations to and meetings in numerous U.S. markets with existing and potential investors and investment professionals and advisors, media and securities analysts, as well as various investor relations, market awareness and corporate development initiatives, in 2016 by both our CEO and our VP-Corporate Development.

Between April 2016 and December 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 224,513 shares of our common stock for an aggregate of 156,246 shares of our unregistered common stock.  As with similar transactions during our fiscal year ended March 31, 2016, we accounted for these transactions as warrant modifications, resulting in our recognition of an aggregate of $350,700 in noncash expense attributable to the increase in fair value related to the warrant exchanges during the nine-month period ended December 31, 2016. Further, in December 2016, we modified an outstanding warrant to reduce the exercise price from $8.00 per share to $3.51 per share and increase the number of shares exercisable under the warrant from 25,000 shares to 50,000 shares, recognizing $76,900 in expense in the quarter then ended as the incremental fair value attributable to the modification. Noncash warrant modification expense in 2015 includes (i) a $122,000 increase in the fair value attributable to the June 2015 strategic modification of outstanding warrants to purchase an aggregate of 54,576 shares of our common stock to reduce the exercise prices thereof, generally from $30.00 per share to $10.00 per share; and (ii) a $358,000 increase in the fair value attributable to the November 2015 modification of outstanding warrants to purchase an aggregate of 808,553 shares of our common stock previously granted to our CEO, CFO, and independent members of our Board of Directors to reduce the exercise prices thereof from a range of $9.25 to $12.80 per share to $7.00 per share

Interest and Other Expenses, Net

Interest expense, net, totaled $3,700 for the nine months ended December 31, 2016, a significant decrease compared to the $769,800 reported for the nine months ended December 31, 2015, resulting from the extinguishment of substantially all of our promissory notes, as well as other indebtedness, between May 2015 and August 2015 by conversion into our Series B Preferred or cash repayment and the related elimination of note interest and discount amortization. The following table summarizes the primary components of interest expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2016	2015

Interest expense on promissory notes	$1	$208
Amortization of discount on promissory notes	-	565
Other interest expense, including on capital leases and premium financing	3	3
Total interest expense	4	776
Effect of foreign currency fluctuations on notes payable	-	(6)
Interest income	-	-

Interest expense, net	$4	$770

Interest expense on promissory notes in the nine months ended December 31, 2016 represents only the interest accrued on our promissory note to Progressive Medical Research prior to its repayment in June 2016. The substantial overall decrease in interest expense on promissory notes and the related amortization of discounts on such notes between the periods reflects the cessation of interest accrual and discount amortization upon the extinguishment and conversion of all outstanding Senior Secured Convertible Notes, certain 10% convertible notes (2014 Unit Notes) and other outstanding promissory notes into shares of our Series B Preferred between May 2015 and August 2015.

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

Between May 2015 and August 2015 we extinguished the outstanding balances of approximately $17,200,000 of promissory notes, including our Senior Secured Convertible Notes, our 2014 Unit Notes and other debt and certain adjustments thereto that were either already due and payable or would have otherwise matured prior to March 31, 2016 by converting such balances into shares of our Series B Preferred at a conversion price (stated value) of $7.00 per share. We treated the conversion of the indebtedness into Series B Preferred as extinguishments of debt for accounting purposes. Since the fair value of the Series B Preferred we negotiated in settlement of the promissory notes and other indebtedness exceeded the carrying value of the debts, we incurred non-recurring noncash losses on each of the extinguishments. Additionally, under the terms of our May 2015 agreement with PLTG in which PLTG agreed to, among other things, convert the Senior Secured Notes and certain other of our convertible promissory notes into Series B Preferred, we issued to PLTG 400,000 shares of Series B Preferred having an aggregate fair value of $4.0 million and Series B Warrants to purchase 1.2 million shares of our common stock having an aggregate of fair value of $8,270,900. We recognized this aggregate fair value as an additional non-recurring noncash component of loss on extinguishment of debt. Many of the 2014 Unit Notes that were converted into Series B Preferred contained a beneficial conversion feature at the time they were originally issued. We accounted for the repurchase of the beneficial conversion feature at the time the 2014 Unit Notes were extinguished and converted, an aggregate of $2,237,100, as a reduction to the loss on extinguishment of debt. We recorded an aggregate net non-recurring noncash loss of $26.7 million attributable to the extinguishment of the indebtedness converted into shares of Series B Preferred.

We allocated the proceeds from self-placed private placement sales of Series B Preferred Units to the Series B Preferred and the Series B Warrants based on their relative fair values on the dates of the sales. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share and $4.06 per share for the nine month periods ended December 31, 2016 and 2015, respectively, and its Conversion Price (or stated value) of $7.00 per share represents a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $111,100 and $1,811,800 in arriving at net loss attributable to common stockholders for the nine months ended December 31, 2016 and 2015, respectively, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. Further, we recognized $1,018,500 and $1,459,300 for the nine months ended December 31, 2016 and 2015, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss, included elsewhere in this Report. The reduction in the dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred upon our completion of the May 2016 Public Offering and a subsequent voluntary conversion of 87,500 shares of our Series B Preferred in August 2016, as disclosed in Note 9, Capital Stock, to the accompanying Condensed Consolidated Financial Statements in Part I of this Report.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2016, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $44.5 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues, but not including the fair market value of the NIH-funded AV-101 Phase 2a clinical study in MDD. Additionally, we have issued equity securities with an approximate aggregate value at issuance of $30.4 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During April and May 2016, prior to the consummation of our May 2016 Public Offering, we sold to accredited investors in self-placed private placement transactions Series B Preferred Units consisting of 39,714 unregistered shares of our Series B Preferred Stock, par value $0.001 per share (Series B Preferred), and five year warrants to purchase 39,714 shares of our common stock, and we received cash proceeds of $278,000. Further, on May 16, 2016, we consummated the May 2016 Public Offering, an underwritten public offering pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at the public offering price of $4.24 per share and five-year warrants to purchase up to 2,705,883 registered shares of common stock, with an exercise price of $5.30 per share, at the public offering price of $0.01 per warrant, including shares and warrants issued pursuant to the exercise of the underwriters' over-allotment option. We received net cash proceeds of approximately $9.5 million from the May 2016 Public Offering after deducting fees and expenses. During the quarter ended December 31, 2016, we received aggregate cash proceeds of $247,900 from the sale of our common stock and warrants to two accredited investors in self-placed private placement transactions. As discussed earlier, we received a cash payment of $1.25 million pursuant to our grant of a sublicense under the BlueRock Therapeutics Agreement in early January 2017. We believe that we currently have sufficient financial resources to fund our expected operations at least through the first half of 2017, including preparation for and launch of the Phase 2b Study.  Although our current financial resources are not yet sufficient to fully fund completion of the Phase 2b Study, we anticipate raising sufficient additional capital as and when necessary and advisable to satisfy our key corporate objectives, including conducting and completing the Phase 2b Study in an ordinary course manner. In furtherance of that objective, on January 23, 2017, we filed a Registration Statement on Form S-3 (Registration No. 333-215671) with the Commission covering the potential future sale of up to $100 million of our equity and/or debt securities or combinations thereof. There can be no assurance, however, that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all.

We may also seek research and development collaborations that could generate revenue, funding for development of AV-101 and additional product candidates, as well as additional government grant awards and agreements similar to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH’s ongoing Phase 2a study of AV-101 as a monotherapy for MDD. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Therapeutics Agreement, we may also pursue similar arrangements with third-parties covering other of our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of AV-101 as an adjunctive treatment for MDD and other potential CNS conditions, and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, accounting, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2017 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2016	2015

Net cash used in operating activities	$(5,968)	$(3,499)
Net cash used in investing activities	(10)	(5)
Net cash provided by financing activities	9,921	4,592

Net increase in cash and cash equivalents	3,943	1,088
Cash and cash equivalents at beginning of period	429	70
Cash and cash equivalents at end of period	$4,372	$1,158

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business depends heavily on the successful development, regulatory approval and commercialization of AV-101 for depression, including for MDD, and various other diseases and disorders involving the CNS, as well as, but to a more limited extent, our ability to produce, develop and commercialize NCEs from our drug rescue programs. AV-101 will require substantial additional Phase 2 and Phase 3 clinical development, testing and regulatory approval before we are permitted to commence its commercialization and is unlikely to achieve regulatory approval until at least 2021, if at all. Each drug rescue NCE will require substantial nonclinical development, all phases of clinical development, and regulatory approval before we are permitted to commence its commercialization. The nonclinical studies and clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our non-clinical studies or clinical trials. This process can take many years and may also include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our non-clinical studies and clinical trials, we cannot assure you that AV-101, any drug rescue NCE, or any other product candidate will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (NDA) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We expect the FDA to require us to complete the planned Phase 2b Study and at least two pivotal Phase 3 clinical trials in order to submit an NDA for AV-101 as an adjunctive treatment for MDD patients with an inadequate response to standard, FDA-approved antidepressants. Also, we anticipate that the FDA will require that we conduct additional toxicity studies, additional nonclinical and certain small clinical studies before submitting an NDA for AV-101. The results of all of these trials and studies are not known until after the studies are concluded.

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

The number of patients suffering from MDD has not been established with precision. If the actual number of patients with MDD is smaller than we anticipate, we or our collaborators may encounter difficulties in enrolling patients in AV-101 clinical trials, including the Phase 2a Study and the planned Phase 2b Study, thereby delaying completion such studies or preventing additional clinical development.  Further, if AV-101 is approved for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants, and the market for this indication is smaller than we anticipate, our ability to achieve profitability could be limited.

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

AV-101 as a monotherapy is currently being tested by the NIMH in an NIMH-investigator sponsored Phase 2a clinical trial for the treatment of MDD and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of AV-101 are observed in investigator sponsored clinical trials of AV-101 or our clinical trials, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business.

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

Positive results from preclinical studies of our product candidates, and any positive results we may obtain from early clinical trials of our product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not yet completed a Phase 2 clinical trial for AV-101, and if the NIMH fails to produce positive results in the Phase 2a Study, the development timeline and regulatory approval and commercialization prospects for AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials and non-clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Under our CRADA, the NIMH is conducting and funding the Phase 2a Study. We will need to complete the planned Phase 2b Study, at least two additional large clinical trials, additional toxicity and nonclinical studies and certain smaller clinical studies prior to the submission of an NDA for AV-101 as a new generation adjunctive treatment for MDD. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of AV-101 for MDD and any other product candidates we may develop. We do not know whether the NIMH-sponsored Phase 2a Study, the Phase 2b Study or any of our future-planned clinical trials will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●
the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

●
delays in filing or receiving approvals of additional INDs that may be required;

●
negative results from our ongoing nonclinical studies;

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

Clinical trials may also be delayed or terminated prior to completion as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board (DSMB), overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

We rely, and expect that we will continue to rely, on third parties to conduct clinical trials of AV-101 and any other product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, completion of clinical trials and development of AV-101 and other product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize AV-101 or other product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●
have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

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

Although we design our clinical trials for our product candidates, we plan to have CROs, and in the case of the NIMH-sponsored AV-101 Phase 2a study in MDD, the NIMH, conduct the AV-101 Phase 2 and Phase 3 clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs or the NIMH, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the NIMH or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of AV-101 and other product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs or the NIMH devote to our program or our clinical products. If we are unable to rely on clinical data collected by our CROs or the NIMH, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or the NIMH terminate, we may not be able to enter into arrangements with alternative CROs or collaborators.  If CROs or the NIMH do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials that such CROs or the NIMH are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely completely on third-parties to manufacture and prepare our clinical supplies of AV-101 and other product candidates, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of AV-101 and any future product candidate.

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

In the field of new generation antidepressants focused on modulation of the NMDA receptor at the glycine binding co-agonist site, we believe our principal competitor is Allergan, which recently acquired from and is now developing in Phase 3 clinical studies the intravenously-administered peptide, rapastinel (formerly GLYX-13).

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  We believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, epilepsy, neuropathic pain, Parkinson’s disease and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Astra Zeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson/Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our human pluripotent stem cell technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems are difficult to predict in advance. We might decide to devote significant personnel and financial resources to research and development activities designed to expand, in the case of drug rescue, and explore, in the case of drug discovery and regenerative medicine, potential applications of our stem cell technology platform. In particular, we may conduct exploratory nonclinical RM programs involving blood, bone, cartilage, and/or liver cells. Although we and our collaborators have developed proprietary protocols for the production of multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain drug rescue candidates and drug rescue NCEs, design and development of certain human cellular assays and performance of certain exploratory nonclinical regenerative medicine studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating human pluripotent stem cells into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, drug rescue and regenerative medicine business opportunities and results of operations.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $47.2 million, which includes $26.7 million of non-cash expense related to the extinguishment of essentially all of our outstanding promissory notes and certain other indebtedness, and $13.9 million during the fiscal years ended March 31, 2016 and 2015, respectively, and a net loss of $7.7 million in the nine months ended December 31, 2016.  As of December 31, 2016, we had an accumulated deficit of approximately $139.4 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our audited consolidated financial statements for the year ended March 31, 2016 and our condensed consolidated financial statements for the nine months ended December 31, 2016 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At March 31, 2016, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months. However, as described in Note 9, Capital Stock, to the accompanying Condensed Consolidated Financial Statements for the nine months ended December 31, 2016 included elsewhere in this Quarterly Report, on May 16, 2016, we consummated an underwritten public offering, pursuant to which we issued an aggregate of 2,570,040 registered shares of our common stock at a public sales price of $4.24 per share and five-year warrants, exercisable at $5.30 per share, to purchase an aggregate of 2,705,883 shares of our common stock at a public sales price of $0.01 per warrant share, including shares and warrants issued pursuant to the exercise of the underwriters’ over-allotment option, resulting in gross proceeds of approximately $10.9 million (May 2016 Public Offering). Our net proceeds from the May 2016 Public Offering were approximately $9.5 million after deducting underwriters’ commissions and other expenses of the offering. During the quarter ended December 31, 2016, we received aggregate cash proceeds of $247,900 from the sale of our common stock and warrants to two accredited investors private placement transactions. Further, as described in greater detail in Note 5, Sublicense Fee Receivable and Sublicense Revenue, to the accompanying Condensed Consolidated Financial Statements for the nine months ended December 31, 2016 included elsewhere in this Quarterly Report, we received a cash payment of $1.25 million under the BlueRock Therapeutics Agreement in early January 2017. Additionally, in February 2015, we entered into the CRADA with the NIH, under which the NIMH is fully funding and conducting the Phase 2a Study. However, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, and/or another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds.

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

Proceeds from recent financing activity, including the May 2016 Public Offering will not be sufficient to complete the planned Phase 2b MDD Study, resulting in the need for additional financing.

Although we anticipate that the net proceeds from the May 2016 Public Offering will provide sufficient funding for our operations through the launch and a portion of the planned Phase 2b Study, the proceeds received will not be sufficient to complete the planned Phase 2b Study. No assurances can be provided that sufficient additional capital will be available to us when necessary, on reasonable terms, or at all.  In the event we are unable to raise such additional capital, our operations, including the conduct of the planned Phase 2b Study, will be negatively and materially affected.

Raising additional capital will cause dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock.

We intend to pursue private and public equity offerings, debt financings, collaborations and licensing arrangements during 2017 and beyond. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We currently have 30.0 million shares of common stock authorized for issuance. Based on the current number of shares of our common stock: (i) outstanding, (ii) reserved for conversion or exchange of our various series of outstanding preferred stock, including for payment of accrued dividends on our outstanding Series B Preferred, (iii) reserved for the exercise of outstanding warrants, and (iv) reserved for the exercise of options granted or available for grant pursuant to our equity incentive plans, we have approximately 8.5 million shares of common stock available for future financing or other activities. We may be required to seek stockholder approval to amend our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue in order to achieve our near-term or longer-term financing objectives, including all or part of such financing as may be contemplated in the Registration Statement on Form S-3 filed with the Securities and Exchange Commission in January 2017 (Registration No. 333-215671).

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

We do not yet have an issued patent covering AV-101. We cannot provide any assurances that any of our numerous pending U.S. and foreign patent applications relating to AV-101 will mature into issued patents and, if they do, that such patents will include claims with a scope sufficient to protect AV-101 or otherwise provide any competitive advantage. Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Units in Private Placement

In December 2016, in self-placed private transactions, we accepted subscription agreements from two individual accredited investors, pursuant to which we sold to such investors units, at a purchase price of $3.70 per unit, consisting of an aggregate of 67,000 unregistered shares of our common stock and warrants, exercisable through November 30, 2019, to purchase an aggregate of 16,750 unregistered shares of our common stock at an exercise price of $6.00 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or shares of common stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $247,900 from the sales of the units, which we expect to use for general corporate purposes. The units were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Issuance of Common Stock to Professional Services Providers

On November 14, 2016, we issued 10,000 shares of our unregistered common stock for services to be provided by a corporate investor relations provider. On December 19, 2016, we issued an aggregate of 100,000 shares of our unregistered common stock to certain investor relations, financial advisory and corporate development professionals who are also accredited investors for professional services provided and to be provided. In all instances, the shares were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Warrants Exchanged for Common Stock

On December 30, 2016, we entered into warrant exchange agreements with accredited investors holding outstanding warrants to purchase an aggregate of 49,100 shares of our common stock pursuant to which the holders agreed to the cancellation of such warrants in exchange for an aggregate of 24,550 shares of our unregistered common stock. In all instances, the common stock was issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 3(a)(9) and/or 4(2) thereof.
Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit
Number	Description
10.1 +	Exclusive License and Sublicense Agreement by and between VistaGen Therapeutics, Inc. and Apollo Biologics LP, effective December 9, 2016, filed herewith.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

+
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Dated: February 13, 2017