Form 10-Q/A
period 2016-12-31
VistaGen Therapeutics, Inc.
filed 2017-05-01
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A
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

EXPLANATORY NOTE

VistaGen Therapeutics, Inc. (the Company) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 (filed with the Securities and Exchange Commission on February 13, 2017) to amend Exhibit 10.1 (Exclusive License and Sublicense Agreement by and between VistaGen Therapeutics, Inc. and Apollo Biologics LP, effective December 9, 2016) and to add Exhibit 10.2 (Patent License Amendment Agreement by and between VistaGen Therapeutics, Inc. and University Health Network, dated December 9, 2016) (collectively, the Exhibits) in response to communications from the staff of the Securities and Exchange Commission regarding our request for confidential treatment for certain portions of the Exhibits. Item 6 of Part II of the original filing is hereby amended to include revised redacted versions of the Exhibits. All other items of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 are unaffected by the change described above and have been omitted from this Amendment No. 1.

Item 6. EXHIBITS

Exhibit Number	Description

10.1 +	Exclusive License and Sublicense Agreement by and between VistaGen Therapeutics. Inc and Apollo Biologics LP, effective December 9, 2016, filed herewith.

10.2 +	Patent License Amendment Agreement between VistaGen Therapeutics Inc. and University Health Network effective December 9, 2016, filed herewith.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
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

*
Previously filed.

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

Dated: April 28, 2017