Form 10-Q/A
period 2016-12-31
VistaGen Therapeutics, Inc.
filed 2017-05-11
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
(Amendment No. 2)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 10, 2017, 8,581,471 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

EXPLANATORY NOTE

VistaGen Therapeutics, Inc. (the Company) is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 (originally filed with the Securities and Exchange Commission on February 13, 2017) to amend Exhibit 10.1 (Exclusive License and Sublicense Agreement by and between VistaGen Therapeutics, Inc. and Apollo Biologics LP, effective December 9, 2016) (the Exhibit) in response to communications from the staff of the Securities and Exchange Commission regarding our request for confidential treatment for certain portions of the Exhibit. Item 6 of Part II of the original filing is hereby amended to include a revised redacted version of the Exhibit. All other items of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 are unaffected by the change described above and have been omitted from this Amendment No. 2.

Item 6. EXHIBITS

Exhibit
Number	Description

10.1 +	Exclusive License and Sublicense Agreement by and between VistaGen Therapeutics. Inc and Apollo Biologics LP, effective December 9, 2016, filed herewith.

10.2 +*	Patent License Amendment Agreement between VistaGen Therapeutics Inc. and University Health Network effective December 9, 2016.

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**
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

*
Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, filed with the Securities and Exchange Commission on May 1, 2017.

**
Previously filed as like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 13, 2017.

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

Dated: May 11, 2017