Form 10-Q
period 2017-09-30
VistaGen Therapeutics, Inc.
filed 2017-11-09
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 9, 2017, 11,698,974 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,764,400	$2,921,300
Prepaid expenses and other current assets	563,300	456,600
Total current assets	2,327,700	3,377,900
Property and equipment, net	242,000	286,500
Security deposits and other assets	47,800	47,800
Total assets	$2,617,500	$3,712,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,151,000	$867,300
Accrued expenses	625,600	443,000
Current notes payable	105,200	54,800
Capital lease obligations	2,500	2,400
Total current liabilities	1,884,300	1,367,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	2,081,400	1,577,800
Deferred rent liability	312,700	139,200
Capital lease obligations	10,700	11,900
Total non-current liabilities	2,404,800	1,728,900
Total liabilities	4,289,100	3,096,400

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and March 31, 2017:
Series A Preferred, 500,000 shares authorized, issued and outstanding at September 30, 2017 and March 31, 2017	500	500
Series B Preferred; 4,000,000 shares authorized at September 30, 2017 and March 31, 2017; 1,160,240 shares issued and outstanding at September 30, 2017 and March 31, 2017	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at September 30, 2017 and March 31, 2017; 2,318,012 shares issued and outstanding at September 30, 2017 and March 31, 2017	2,300	2,300
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized at September 30, 2017 and March 31, 2017, respectively; 11,764,639 and 8,974,386 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	11,800	9,000
Additional paid-in capital	151,541,700	146,569,600
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2017 and March 31, 2017	(3,968,100)	(3,968,100)
Accumulated deficit	(149,261,000)	(141,998,700)
Total stockholders’ equity (deficit)	(1,671,600)	615,800
Total liabilities and stockholders’ equity (deficit)	$2,617,500	$3,712,200

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,426,600	$1,606,100	$3,522,800	$2,431,800
General and administrative	2,567,100	1,493,600	3,731,400	2,631,200
Total operating expenses	4,993,700	3,099,700	7,254,200	5,063,000
Loss from operations	(4,993,700)	(3,099,700)	(7,254,200)	(5,063,000)
Other expenses, net:
Interest expense, net	(3,300)	(1,400)	(5,700)	(2,800)

Loss before income taxes	(4,997,000)	(3,101,100)	(7,259,900)	(5,065,800)
Income taxes	-	-	(2,400)	(2,400)
Net loss and comprehensive loss	(4,997,000)	(3,101,100)	(7,262,300)	(5,068,200)

Accrued dividend on Series B Preferred stock	(256,300)	(241,000)	(503,600)	(780,800)
Deemed dividend on Series B Preferred Units	-	-	-	(111,100)

Net loss attributable to common stockholders	$(5,253,300)	$(3,342,100)	$(7,765,900)	$(5,960,100)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.53)	$(0.42)	$(0.82)	$(0.91)

Weighted average shares used in computing basic
and diluted net loss attributable to common
stockholders per common share	9,892,016	8,041,619	9,465,459	6,577,769

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,262,300)	$(5,068,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,200	26,000
Stock-based compensation	697,600	306,700
Expense related to modification of warrants, including exchange of warrants
for common stock	279,700	57,400
Amortization of deferred rent	173,500	(18,100)
Fair value of common stock granted for services	1,392,000	217,000
Fair value of Series B Preferred stock granted for services	-	375,000
Fair value of warrants granted for services	-	227,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	197,000	40,400
Accounts payable and accrued expenses, including accrued interest	466,400	(36,800)
Net cash used in operating activities	(4,009,900)	(3,873,100)

Cash flows from property and investing activities:
Purchases of equipment	(1,600)	(7,700)
Net cash used in investing activities	(1,600)	(7,700)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	2,947,700	9,537,100
Net proceeds from issuance of Series B Preferred Units	-	278,000
Repayment of capital lease obligations	(1,200)	(500)
Repayment of notes payable	(91,900)	(105,200)
Net cash provided by financing activities	2,854,600	9,709,400
Net increase (decrease) in cash and cash equivalents	(1,156,900)	5,828,600
Cash and cash equivalents at beginning of period	2,921,300	428,500
Cash and cash equivalents at end of period	$1,764,400	$6,257,100

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$142,400	$117,500
Accrued dividends on Series B Preferred	$503,600	$780,800

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

AV-101 is our oral CNS product candidate in Phase 2 clinical development in the United States, initially as a new generation adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  AV-101’s mechanism of action (MOA) involves both NMDA (N-methyl-D-aspartate) and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptors in the brain responsible for fast excitatory synaptic activity throughout the CNS.  AV-101’s MOA is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics, such as aripiprazole, often used adjunctively to augment them. We believe AV-101 also has potential as a non-opioid treatment alternative for neuropathic pain, as well as several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including Parkinson’s disease levodopa -induced dyskinesia (PD LID), epilepsy and Huntington’s disease.

Clinical studies conducted at the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, have focused on the antidepressant effects of ketamine hydrochloride injection (ketamine), an ion-channel blocking NMDA receptor antagonist approved by the FDA as an anesthetic, in MDD patients with inadequate therapeutic responses to multiple standard antidepressants. These NIMH studies, as well as clinical research at Yale University and other academic institutions, have demonstrated ketamine’s robust antidepressant effects in treatment-resistant MDD patients within twenty-four hours of a single sub-anesthetic dose administered by intravenous (IV) infusion.

We believe AV-101 may have potential to deliver ketamine-like antidepressant effects without the need for IV administration and ketamine’s psychological and other negative side effects. As published in the October 2015 issue of the peer-reviewed Journal of Pharmacology and Experimental Therapeutics, in an article titled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through both inhibiting the GlyB site of the NMDA receptor and activating the AMPA receptor pathway in the brain.

Pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH, the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, a small Phase 2 clinical study of AV-101 as a monotherapy in adult subjects with treatment-resistant MDD (the NIMH AV-101 MDD Phase 2 Monotherapy Study). In October 2017, we received FDA authorization to launch our 180-patient Phase 2 multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to standard, FDA-approved antidepressants (the AV-101 MDD Phase 2 Adjunctive Treatment Study).  Subject to obtaining sufficient financing, we intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018, with Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, as Principal Investigator.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We expect to complete this study by the end of 2018, with top line results available in the first quarter of 2019.

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline.  To advance potential RM applications of our cardiac stem cell technology, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, we may pursue additional RM collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.

Subsidiaries

As noted above, VistaStem is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2017 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2107 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2018, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2017 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2017.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $149.3 million accumulated from inception (May 1998) through September 30, 2017. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, initially as an adjunctive treatment for MDD, and subsequently as a new treatment alternative for other CNS-related conditions, as well as exploring and potentially executing drug rescue and development opportunities using CardioSafe 3D, and potential RM programs related to VistaStem’s technology platform.

From our inception through September 30, 2017, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $47.6 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues. We have also issued equity securities with an approximate value at issuance of $32.3 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. Additionally, pursuant to our February 2015 Cooperative Research and Development Agreement (CRADA) with the NIH, substantial ongoing Phase 2 clinical development activities relating to AV-101 as a potential new generation antidepressant are being sponsored in full, at no cost to us other than supplying clinical trial material, by the NIMH under the direction of Dr. Carlos Zarate Jr. as Principal Investigator.

At September 30, 2017, we had a cash and cash equivalents balance of $1.76 million. This amount was not sufficient to enable us to fund our planned operations, including expected cash expenditures of approximately $12 million for the twelve months following the issuance of these financial statements, including expenditures required to launch and satisfy a portion of the projected expenses associated with our proposed AV-101 MDD Phase 2 Adjunctive Treatment Study.

Our limited cash position at September 30, 2017 considered with our recurring and anticipated losses and negative cash flows from operations make it probable, in the absence of additional financing, that we will not be able to meet our obligations as they come due within one year from the date of this Report, raising substantial doubt that we can continue as a going concern. However, to alleviate that doubt, we plan, as we have numerous times in the past, to raise additional financing when and as needed, primarily through the sale of our equity securities in one or more private placements to accredited investors or public offerings. In September 2017, we completed a firm commitment underwritten public offering pursuant to which we offered and sold shares of our common stock and warrants to two of our existing institutional investors, resulting in gross proceeds of approximately $2.4 million under our Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) that had been previously declared effective by the Securities and Exchange Commission (the Commission) to cover potential future sales of our equity securities in one or more public offerings from time to time. (See Note 7, Capital Stock, for additional information regarding the September 2017 public offering.) While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

Additionally, in September 2017, to facilitate potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (Board), our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the number of shares of common stock available for issuance thereunder from 30 million shares to 100 million shares, an amount our Board determined is customary and appropriate for a Nasdaq-listed, clinical-stage biopharmaceutical company. Following that approval, in October 2017, we filed a Registration Statement on Form S-1 (Registration No. 333-221009) (the S-1 Registration Statement) pursuant to which we anticipate completing an offering of our equity securities with proceeds sufficient to enable the launch and completion of the AV-101 MDD Phase 2 Adjunctive Treatment Study and fund our internal operations for at least the next twelve months. There can be no assurance, however, that we will achieve effectiveness of the S-1 Registration Statement or successfully complete an offering thereunder.

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

Notwithstanding the foregoing, there can be no assurance that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed later in 2017 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Research and development expense:
Stock option grants	$136,900	$82,000	$328,300	$126,000
	136,900	82,000	328,300	126,000
General and administrative expense:
Stock option grants	193,700	116,800	369,300	180,700
	193,700	116,800	369,300	180,700
Total stock-based compensation expense	$330,600	$198,800	$697,600	$306,700

In April 2017, our Board approved the grant of options to purchase an aggregate of 880,000 shares of our common stock at an exercise price of $1.96 per share to the independent members of our Board, our officers and our employees. In September 2017, our stockholders approved an amendment to our 2016 Amended and Restated Stock Incentive Plan (the 2016 Plan) to increase the number of shares issuable thereunder from 3.0 million shares to 10.0 million shares. Following that approval, our Board authorized the grant of options to purchase an aggregate of 770,000 shares of our common stock at an exercise price of $1.56 per share to the independent members of our Board, our officers, employees and certain consultants. We valued the options granted in April 2017 and September 2017 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	April 2017	September 2017
Market price per share at grant date	$1.96	$1.56
Exercise price per share	$1.96	$1.56
Risk-free interest rate	2.02%	1.99%
Contractual or estimated term in years	6.48	6.70
Volatility	83.24%	92.29%
Dividend rate	0.0%	0.0%
Shares	880,000	770,000

Fair Value per share	$1.42	$1.20

In June 2016, our Board approved the grant of options to purchase an aggregate of 655,000 shares of our common stock at an exercise price of $3.49 per share to the independent members of our Board and to our officers, including our then-newly-hired Chief Medical Officer. In September 2016, the Board approved the grant of an option to purchase 125,000 shares of our common stock at an exercise price of $4.27 per share to another then-newly-hired officer. We valued the options granted in June 2016 and September 2016 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	June 2016	September 2016
Market price per share at grant date	$3.49	$4.27
Exercise price per share	$3.49	$4.27
Risk-free interest rate	1.34%	1.29%
Contractual or estimated term in years	6.68	6.25
Volatility	81.69%	83.26%
Dividend rate	0.0%	0.0%
Shares	655,000	125,000

Fair Value per share	$2.50	$3.05

At September 30, 2017, there were stock options outstanding to purchase 3,279,871 shares of our common stock at a weighted average exercise price of $3.23 per share.

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

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation of net loss per share, as their effect would be antidilutive. For the three and six-month periods ended September 30, 2017 and 2016, the accrual for dividends on our Series B 10% Convertible Preferred Stock (Series B Preferred) and, in 2016, the deemed dividend attributable to our sale and issuance of Series B Preferred Units, each consisting of one share of Series B Preferred and a five-year warrant to purchase one share of our common stock for $7.00, represent deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of September 30,
	2017	2016

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Outstanding options under the Amended and Restated 2016 (formerly 2008) and 1999 Stock Incentive Plans	3,279,871	1,100,643

Outstanding warrants to purchase common stock	6,965,151	4,678,414

Total	14,473,274	10,007,309
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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities at fair value at September 30, 2017 or March 31, 2017.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Form 10-K for the fiscal year ended March 31, 2017, that are of significance or potential significance to us.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (ASU 2017-11). Part I of this ASU provides that an entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument, such as a free-standing warrant, or an embedded feature, such as a conversion option in a convertible instrument, that reduces the exercise price of such instrument if the entity subsequently sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. The definition of a down round feature in ASU 2017-11 excludes standard antidilution provisions related to changes in an entity’s capital structure. Accounting Standards Codification Topic 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” (ASC 815-40) requires that a freestanding equity-linked financial instrument be indexed to the issuer’s own stock to be classified as equity. An equity-linked embedded feature that meets the definition of a derivative may avoid bifurcation and derivative accounting if it is indexed to the issuer’s own stock. Under the terms of prior guidance, a freestanding financial instrument or embedded feature was not considered indexed to the issuer’s own stock if it had a down round provision. Consequently, the freestanding financial instrument was classified as a liability (or asset), and if it met the definition of a derivative, was measured at fair value with changes in fair value recorded through earnings. Similarly, an embedded feature was bifurcated and separately accounted for as a derivative if it met all other criteria for bifurcation under ASC 815-40. The bifurcated embedded feature was also measured at fair value through earnings. Under the provisions of ASU 2017-11, an entity that presents earnings per share (EPS) under Accounting Standards Codification Topic 260, “Earnings Per Share” will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance requires new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. Part I of ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods therein, however early adoption is permitted. We early-adopted ASU 2017-11 effective for the quarter ended September 30, 2017 and applied its guidance to certain of the warrants issued in the September 2017 Public Offering, as described more completely in Note 7, Capital Stock. No retrospective adjustments to our financial statements were required as a result of our adoption of ASU 2017-11.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” This ASU requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for our interim and annual reporting periods beginning April 1, 2019 and early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU became effective for our interim and annual reporting periods beginning April 1, 2017, and the adoption of this standard did not have a material impact on our financial statements. Pursuant to our adoption of this standard, we elected to account for the impact of option forfeitures as they occur.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2017 and March 31, 2017:

	September 30,	March 31,
	2017	2017

Insurance	$130,800	$85,800
AV-101 materials and services	357,000	352,800
Public offering expenses	30,900	11,600
All other	44,600	6,400
	$563,300	$456,600

Note 5.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2017 and March 31, 2017:

	September 30,	March 31,
	2017	2017

Accrued professional services	$61,300	$37,000
Accrued AV-101 development and related expenses	102,400	402,400
Accrued compensation	451,900	-
All other	10,000	3,600
	$625,600	$443,000

Note 6.  Notes Payable

The following table summarizes our unsecured promissory notes at September 30, 2017 and March 31, 2017.

	September 30, 2017			March 31, 2017
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.95% and 8.25% Notes payable to insurance
premium financing company (current)	$105,200	$-	$105,200	$54,800	$-	$54,800

Total notes payable to unrelated parties	$105,200	$-	$105,200	$54,800	$-	$54,800
less: current portion	(105,200)	-	(105,200)	(54,800)	-	(54,800)
Net non-current portion	$-	$-	$-	$-	$-	$-

In May 2017, we executed a 7.95% promissory note in the principal amount of $142,400 in connection with insurance policy premiums. The note is payable in monthly installments of $14,800, including principal and interest, through March 2018, and had a remaining outstanding balance of $86,600 at September 30, 2017. In February 2017, we executed a promissory note in the principal amount of $60,700 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,300, including principal and interest, and had an outstanding balance of $18,600 at September 30, 2017.

Note 7.  Capital Stock

At our Annual Meeting of Stockholders on September 15, 2017, as approved by and recommended to our stockholders by our Board, our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the authorized number of shares of common stock that the Company may issue from 30.0 million shares to 100.0 million shares. The amendment became effective on September 15, 2017, upon our filing of a certificate of amendment with the Secretary of State of the state of Nevada.

Common Stock and Warrants Issued in Firm Commitment Underwritten Public Offering

On September 6, 2017, we completed a firm commitment underwritten public offering pursuant to which we offered and sold shares of our common stock and warrants to two of our existing institutional investors, resulting in gross proceeds of approximately $2.4 million (the September 2017 Public Offering). We issued an aggregate of 1,371,430 shares of our common stock, Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 of common stock (collectively, the Warrants), each exercisable for $1.82 per share in the September 2017 Public Offering. The Series A1 Warrants will be exercisable by the investors for a five-year period commencing on March 7, 2018, and the Series A2 Warrants are exercisable at any time through September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were offered, issued and sold pursuant to our S-3 Registration Statement that had previously been declared effective by the Securities and Exchange Commission (the Commission) to cover this and potential future sales of our equity securities in one or more public offerings from time to time. We received net proceeds of approximately $2.0 million from the September 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering.

The 1,388,931 Series A1 Warrants issued in the September 2017 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and, accordingly, we have accounted for them as equity warrants. The 503,641 Series A2 Warrants contain anti-dilution protection provisions that will take effect upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-current (currently $1.82 per share) exercise price of the Series A2 Warrants, with certain exceptions; provided, however, that such anti-dilution protection will terminate automatically on the trading day following the date on which we have raised at least $20.0 million in aggregate gross proceeds through one or more issuances of common stock or equity-linked securities. The anti-dilution protection provisions in the Series A2 Warrants constitute a down round feature subject to the guidance in ASU 2017-11. Since the Series A2 Warrants contain no other provisions which require their treatment as liability warrants rather than equity warrants, including the exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend and which are also present in the Series A1 Warrants, we have also accounted for the Series A2 Warrants as equity warrants.

Common Stock and Warrants Issued in Private Placements

During the quarter ended June 30, 2017, in self-placed private placement transactions, we accepted subscription agreements from individual accredited investors, pursuant to which we sold to such investors units, at a weighted average purchase price of $2.00 per unit, consisting of an aggregate of 437,751 unregistered shares of our common stock and warrants, exercisable through April 30, 2021, to purchase an aggregate of 218,875 unregistered shares of our common stock at a weighted average exercise price of $3.99 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until six months and one day following the date of issuance. We received aggregate cash proceeds of $873,300 in connection with these self-placed private placement transactions, and the entire amount of the proceeds was credited to stockholders’ equity.

In August 2017, in a self-placed private placement transaction, we sold to an accredited investor units consisting of 28,572 shares of our unregistered common stock and warrants exercisable through April 30, 2021 to purchase 28,572 unregistered shares of our common stock at an exercise price of $4.00 per share. The purchaser of the units has no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until six months and one day following the date of issuance. We received cash proceeds of $50,000 from this sale of our securities, and the entire amount of the proceeds was credited to stockholders’ equity.

Issuance of Common Stock to Professional Services Providers

During the quarter ended June 30, 2017, we issued 25,000 shares of our unregistered common stock having a fair value on the date of issuance of $49,800 as partial compensation to an investor relations service provider.

During the quarter ended September 30, 2017, our Board of Directors (Board) approved the issuance of an aggregate of 927,500 unregistered shares of our common stock, of which 477,500 shares were issued from our 2016 Amended and Restated Stock Incentive Plan, for various professional services, including contract research, legal, investor relations and financial advisory services. The common stock issued had an aggregate fair value of $1,503,600 on the dates issued, of which all but $161,300 has been recognized as noncash expense during the quarter ended September 30, 2017. The un-expensed portion at September 30, 2017 is being recognized in expense ratably through July 2019 in accordance with the terms of work orders for certain contract research services to be provided through that period.

Modification of Warrants Issued in Private Placements

In September 2017, the Board authorized the modification of outstanding warrants issued in private placement transactions between March 2017 and June 2017 to reduce the exercise prices and increase the number of shares for which the warrants were exercisable. We calculated the fair value of the warrant immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the additional fair value, $279,700, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended September 30, 2017.

Assumption:	Pre-modification	Post-modification
Market price per share	$1.54	$1.54
Exercise price per share	$3.99	$2.00
Risk-free interest rate	1.62%	1.62%
Remaining contractual term in years	3.62	3.62
Volatility	95.5%	95.5%
Dividend rate	0.0%	0.0%

Number of warrant shares	247,500	495,001
Weighted average fair value per share	$0.71	$0.92

Warrants Outstanding

Following the warrant issuances in the September 2017 Public Offering and in the self-placed private placement transactions and the warrant modifications described above, at September 30, 2017, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $4.77 per share as follows:

Exercise Price	Expiration	Warrants Outstanding at September 30,
per Share	Date	2017

$1.82	9/6/2022 to 3/7/2023	1,892,572
$2.00	4/30/2021	495,001
$3.51	12/31/2021	50,000
$4.00	4/30/2021	28,572
$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	12/11/2018 to 3/3/2023	1,346,931
$8.00	3/25/2021	185,000
$10.00	11/15/2017 to 1/11/2020	24,394
$20.00	9/15/2019	110,448
$30.00	11/20/2017	3,600
		6,965,151

With the exception of 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering and 1,892,572 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 Public Offering, all of the common shares issuable upon exercise of our outstanding warrants are unregistered.

Note 8.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) recently engaged by us for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD and other potential CNS indications. CBV is among our largest institutional stockholders at September 30, 2017, holding approximately 7.8% of our outstanding common stock. In October 2012, we issued certain unsecured promissory notes in the aggregate principal amount of approximately $1.3 million to CBV and CRL (the Cato Notes) as payment in full for all contract research and development services and regulatory advice previously rendered to us by CRL for nonclinical and Phase 1 development of AV-101. In June 2015, the Cato Notes and additional amounts payable to CRL for CRO services related to AV-101 were extinguished in exchange for our issuance of an aggregate of 328,571 shares of Series B Preferred stock to CBV, which shares of Series B Preferred stock were automatically converted in accordance with their terms into an equal number of registered shares of our common stock as a result of our May 2016 public offering.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, including AV-101, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our May 2007 master services agreement with CRL, we incurred expenses of $484,000 and $27,800 during the quarters ended September 30, 2017 and 2016, respectively, and $612,200 and $78,200 in the six-month periods ended September 30, 2017 and 2016, respectively. During the quarter ended September 30, 2017, we issued an aggregate of 300,000 unregistered shares of our common stock to CRL under the terms of certain work orders for current and future CRO services relating to our development of AV-101 for MDD, the fair value of which represented approximately $364,000 of the reported CRO expense for the quarter then ended. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101 and other potential product candidates will increase in future periods.

Note 9.  Subsequent Events

We have evaluated subsequent events through November 9, 2017 and have identified the following matters requiring disclosure:

Issuance of Common Stock to Professional Services Providers

In October 2017, we issued an aggregate of 70,000 shares of our unregistered common stock having an aggregate fair value of $83,800 to certain professional service providers.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board and stockholders.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management or Board to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

AV-101 is our oral CNS product candidate in Phase 2 clinical development in the United States, initially as a new generation adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  AV-101’s mechanism of action (MOA) involves both NMDA (N-methyl-D-aspartate) and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptors in the brain responsible for fast excitatory synaptic activity throughout the CNS.  AV-101’s MOA is fundamentally differentiated from all FDA-approved antidepressants, as well as all atypical antipsychotics, such as aripiprazole, often used adjunctively to augment them. We believe AV-101 also has potential as a non-opioid treatment alternative for neuropathic pain, as well as several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including Parkinson’s disease levodopa -induced dyskinesia (PD LID), epilepsy and Huntington’s disease.

Clinical studies conducted at the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, have focused on the antidepressant effects of ketamine hydrochloride injection (ketamine), an ion-channel blocking NMDA receptor antagonist approved by the FDA as an anesthetic, in MDD patients with inadequate responses to multiple standard antidepressants. These NIMH studies, as well as clinical research at Yale University and other academic institutions, have demonstrated ketamine’s robust antidepressant effects in treatment-resistant MDD patients within twenty-four hours of a single sub-anesthetic dose administered by intravenous (IV) injection.

We believe AV-101 may have potential to deliver ketamine-like antidepressant effects, without the need for IV administration and ketamine’s psychological and other negative side effects. As published in the October 2015 issue of the peer-reviewed Journal of Pharmacology and Experimental Therapeutics, in an article titled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through both inhibiting the GlyB site of the NMDA receptor and activating the AMPA receptor pathway in the brain.

Pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH, the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, a small Phase 2 clinical study of AV-101 as a monotherapy in subjects with treatment-resistant MDD (the NIMH AV-101 MDD Phase 2 Monotherapy Study). In October 2017, we received FDA authorization to launch our 180-patient Phase 2 multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to standard, FDA-approved antidepressants (the AV-101 MDD Phase 2 Adjunctive Treatment Study).  Subject to obtaining sufficient financing, we intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018 with Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, as Principal Investigator.  Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). If started in the first quarter of 2018, we expect to complete this study by the end of 2018, with top line results available in the first quarter of 2019.

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline.  To advance potential RM applications of our cardiac stem cell technology, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, we may pursue additional RM collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.

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

Most standard antidepressants target neurotransmitter reuptake inhibition – either serotonin (antidepressants known as SSRIs) or serotonin/norepinephrine (antidepressants known as SNRIs). Even when effective, these standard antidepressants take many weeks to achieve adequate therapeutic effects. Nearly two out of every three drug-treated depression patients do not obtain adequate therapeutic benefit from initial treatment with a standard antidepressant. Even after treatment with many different standard antidepressants, nearly one out of every three drug-treated depression patients still do not achieve adequate therapeutic benefits from their antidepressant medication.  Such patients with an inadequate response to standard antidepressants often seek to augment their treatment regimen by adding an atypical antipsychotic (drugs such as aripiprazole), despite only modest potential therapeutic benefit and the significant risk of additional side effects.

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

AV-101

AV-101 is our oral CNS product candidate in Phase 2 development in the United States, initially focused as a new generation antidepressant for the adjunctive treatment of MDD patients with an inadequate response to standard, FDA-approved antidepressants. As published in the October 2015 issue of the peer-reviewed Journal of Pharmacology and Experimental Therapeutics, in an article titled, “The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition,” using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant ketamine-like antidepressant effects following a single treatment, responses equivalent to those seen with a single sub-anesthetic control dose of ketamine, without the negative side effects seen with ketamine. In addition, these studies confirmed that the antidepressant effects of AV-101 were mediated through both inhibition of the GlyB site of NMDA receptors and activation of the AMPA receptor pathway in the brain, a key final common pathway feature of certain new generation antidepressants such as ketamine and AV-101, each with a MOA that is fundamentally different from all standard antidepressants and atypical antipsychotics used adjunctively to augment them.

We have completed two NIH-funded, randomized, double blind, placebo-controlled AV-101 Phase 1 safety studies. Currently, pursuant to our CRADA with the NIMH and Dr. Carlos Zarate, Jr., the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, the NIMH AV-101 MDD Phase 2 Monotherapy Study. Although we are not involved in conducting this study, we currently anticipate that the NIMH will complete the NIMH AV-101 MDD Phase 2 Monotherapy Study during the first half of 2018.

We are preparing to begin the AV-101 MDD Phase 2 Adjunctive Treatment Study, which will test the safety, efficacy and tolerability of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate response to standard, FDA-approved antidepressants. Subject to receiving sufficient financing, we intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018. In connection with our preparation for this study, as well as potential Phase 3 development and commercialization of AV-101, we, together with our contract manufacturing organization (CMO), developed a novel process for the production of AV-101 drug substance. We believe our new proprietary production process will significantly improve AV-101 manufacturing efficiency, thereby reducing the current and future cost of manufacturing AV-101 drug substance and improving the yield of AV-101 drug substance manufactured. While developing our new manufacturing process, our CMO produced a batch of AV-101 drug substance that contained certain impurities not within the limits set out by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (the ICH Guidelines). The FDA routinely utilizes the ICH Guidelines as an industry standard for development stage programs such as our AV-101 Phase 2 program. Consequently, the FDA placed a clinical hold on the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study until we either (a) further improved our AV-101 manufacturing process to remove the impurities or reduce the impurities below applicable limits in the ICH Guidelines, or (b) conducted a bridging toxicology study to qualify the impurities as safe for clinical use. In response to the FDA’s requests, we did both. We further improved our AV-101 manufacturing process, produced a new batch of AV-101 drug substance using the improved process, and now have analytical results from that batch showing that the impurities were reduced to a level below the limits of the ICH Guidelines. In addition, we conducted a bridging toxicology study, the results of which confirmed that the impurities found in the AV-101 drug substance tested were safe for clinical use.

The FDA also requested additional contraceptive protection in the upcoming clinical study until we complete preclinical reproductive toxicology studies that are routinely conducted later in stages of clinical development. Although previous toxicology studies for AV-101 do not suggest any reproductive organ involvement, and we have confirmed with the FDA that our proposed study is a Phase 2 study, we have implemented additional contraceptive measures in the revised protocol for the AV-101 MDD Phase 2 Adjunctive Treatment Study that will remain in effect until standard reproductive toxicology studies are completed in the ordinary course prior to commencement of Phase 3 development. We have confirmed with the FDA that our recently implemented contraceptive measures are appropriate for the current stage of development of AV-101.

In September 2017, we requested, and were granted, a pre-IND Type A meeting with the FDA’s Division of Psychiatry to discuss certain matters pertaining to our AV-101 development program and the AV-101 MDD Phase 2 Adjunctive Treatment Study. Subsequent to our Type A Meeting with the FDA, we submitted the supplemental data from our new manufacturing process, the bridging toxicology report and our study protocol, revised to address the FDA’s comments. These documents adequately addressed all concerns raised by the FDA to date. Consequently, on October 26, 2017, FDA authorized us to proceed, under our Investigational New Drug (IND) application, with the AV-101 MDD Phase 2 Adjunctive Treatment Study.

We believe preclinical studies and Phase 1 safety studies support our hypothesis that AV-101 also has potential as a non-opioid treatment alternative for neuropathic pain, as well as several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including PD LID, epilepsy, and Huntington’s disease. We are beginning to plan additional Phase 2 clinical studies to further evaluate the therapeutic potential of AV-101 beyond MDD.

CardioSafe 3D™; NCE Drug Rescue and Regenerative Medicine

VistaStem Therapeutics is our wholly owned subsidiary focused on applying hPSC technology to discover, rescue, develop and commercialize proprietary small molecule NCEs for CNS and other diseases, as well as potential cellular therapies involving stem cell-derived blood, cartilage, heart and liver cells. CardioSafe 3D™ is our customized in vitro cardiac bioassay system capable of predicting potential human heart toxicity of small molecule NCEs in vitro, long before they are ever tested in animal and human studies. Potential commercial applications of our stem cell technology platform involve using CardioSafe 3D internally for NCE drug discovery and drug rescue to expand our proprietary drug candidate pipeline. Drug rescue involves leveraging substantial prior research and development investments by pharmaceutical companies and others related to public domain NCE programs terminated before FDA approval due to heart toxicity risks and RM and cellular therapies. To advance potential RM applications of our cardiac stem cell technology, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation regenerative medicine company established by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. In a manner similar to the BlueRock Agreement, we may also pursue additional potential RM applications using blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy (injection of stem cell-derived mature organ-specific cells obtained through directed differentiation), (B) cell repair therapy (induction of regeneration by biologically active molecules administered alone or produced by infused genetically engineered cells), or (C) tissue engineering (transplantation of in vitro grown complex tissues) using hPSC-derived blood, bone, cartilage, and/or liver cells.

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

Summary

Net Loss

Despite generating $1.25 million of sublicense revenue from the BlueRock Agreement in December 2016, we have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since our inception in May 1998, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of September 30, 2017, we had an accumulated deficit of approximately $149.3 million. Our net loss for the six months ended September 30, 2017 and 2016 was approximately $7.3 million and $5.1 million, respectively. We expect losses to continue for the foreseeable future, primarily related to our further development of AV-101 for the adjunctive treatment of MDD, as well as other CNS indications.

Summary of the Six Months Ended September 30, 2017

During the six months ended September 30, 2017, we have continued to (i) advance nonclinical, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several other CNS indications with significant unmet medical need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, and (iii) on a limited basis, advance the predictive toxicology capabilities of CardioSafe 3D for small molecule new chemical entity drug rescue and development applications and collaborative regenerative medicine opportunities related to our cardiac stem cell technology platform.

Pursuant to our CRADA with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, the NIMH AV-101 MDD Phase 2 Monotherapy Study at no cost to us other than supplying clinical trial material. Although we do not direct or control the progress of this study, we currently anticipate that the NIMH will complete the NIMH AV-101 MDD Phase 2 Monotherapy Study during the first half of 2018.

We continue to prepare for the launch of our AV-101 MDD Phase 2 Adjunctive Treatment Study with initiatives that have significantly improved the efficiency of our AV-101 manufacturing processes and production of sufficient quantities of AV-101 to enable a more comprehensive initiation of the study. We currently anticipate the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the first quarter of 2018.

Additionally, we are pursuing initiatives to secure a broad spectrum of intellectual property protection for AV-101 covering multiple CNS indications. We have filed and are pursuing several patent applications in Europe, the U.S. and other selected regions. Several of these patent applications have already been granted or allowed, on both (i) certain novel therapeutic methods of use of AV-101, including depression, and (ii) certain novel methods of producing AV-101. In Europe, the European Patent Office (EPO) recently granted our patent related to methods of treating depression with AV-101 and certain other neurological indications. In the U.S. and other selected regional markets, we are currently pursuing a counterpart AV-101 patent application similar to the patent granted by the EPO. Although the U.S. Patent and Trademark Office (USPTO) has not yet allowed the counterpart application filed in the U.S., we believe that our counterpart patent applications under review by the USPTO and other countries ultimately will be granted.

In Europe, the U.S. and other selected regional markets, we are also prosecuting patent applications related to novel methods of producing AV-101. We recently received a Notice of Allowance for the patent application regarding our manufacturing process from the USPTO and the Chinese counterpart has been granted. We have submitted a counterpart application to the EPO, which has not yet been approved. However, given that our application at the USPTO was sufficient to obtain an allowed patent in the U.S., we believe our counterpart patent application at the EPO ultimately will be granted.

Between late-March 2017 and June 2017, we entered into self-placed private placement transactions with individual accredited investors, pursuant to which we sold units consisting of an aggregate of 495,001 shares of our unregistered common stock and warrants which are not exercisable until six months and one day following issuance and expire on April 30, 2021, to purchase an aggregate of 247,500 shares of our common stock at a weighted average fixed exercise price of $3.99 per share, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions. We received aggregate cash proceeds of approximately $1 million in these self-placed private placement transactions (Spring 2017 Private Placement). In September 2017, we reduced the exercise price of each of the warrants issued in the Spring 2017 Private Placement to $2.00 per share and issued additional warrants, also exercisable six months and one day following issuance at an exercise price of $2.00 per share, to purchase an aggregate of 247,501 unregistered shares of our common stock. In August 2017, in a self-placed private placement transaction, we sold units consisting of 28,572 shares of our unregistered common stock and warrants exercisable six months and one day following the date of issuance through April 30, 2021 to purchase 28,572 unregistered shares of our common stock at an exercise price of $4.00 per share. We received cash proceeds of $50,000 from this private placement transaction.

In September 2017, we completed a firm commitment underwritten public offering, pursuant to which we sold 1,371,430 shares of our common stock and Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 of common stock (collectively, the Warrants), each exercisable for $1.82 per share warrants to two of our existing institutional investors, resulting in net proceeds of approximately $2.0 million (the September 2017 Public Offering). The Series A1 Warrants will be exercisable for a five-year period commencing on March 7, 2018, and the Series A2 Warrants are exercisable at any time and expire on September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were sold pursuant to our effective Registration Statement on Form S-3 (Registration No. 333-215671) to cover this and potential future sales of our equity securities in one or more public offerings from time to time.

In July 2017, we appointed Mark Wallace, M.D., Distinguished Professor of Clinical Anesthesiology at the University of California, San Diego, to our Clinical and Regulatory Advisory Board to assist us in advancing development of AV-101 as a potential non-opioid treatment alternative for neuropathic pain. Dr. Wallace is an internationally recognized leader in the field of multi-modal pain management, with over 30 years of professional experience, board certifications, licensures, honors/awards, grants, articles and abstracts.

As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations, including both cash and noncash components, for the three months ended September 30, 2017 and 2016 (amounts in thousands).

	Three Months Ended September 30,
	2017	2016

Operating expenses:
Research and development	$2,427	$1,606
General and administrative	2,567	1,494
Total operating expenses	4,994	3,100

Loss from operations	(4,994)	(3,100)

Interest expense, net	(3)	(1)

Loss before income taxes	(4,997)	(3,101)
Income taxes	-	-

Net loss	(4,997)	(3,101)
Accrued dividend on Series B Preferred Stock	(256)	(241)
Deemed dividend on Series B Preferred Stock	-	-
Net loss attributable to common stockholders	$(5,253)	$(3,342)

Revenue

We reported no revenue for the quarters ended September 30, 2017 or 2016 and we presently have no recurring revenue generating arrangements with respect to AV-101 or other potential product candidates. While we may potentially receive future milestone payments and royalties under the BlueRock Agreement upon achievement of certain performance-based milestones and commercial sales. However, there can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense, including both cash and noncash components, totaled $2.4 million for the quarter ended September 30, 2017, an increase of approximately 51% compared to the $1.6 million reported for the quarter ended September 30, 2016. Noncash expenses, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the quarter ended September 30, 2017, totaled approximately $592,000 and $83,000 in the quarters ended September 30, 2017 and 2016, respectively. The increase in research and development expense in 2017 reflects our continued focus on nonclinical and clinical development of AV-101, particularly our preparations for the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, which is currently anticipated in the first quarter of 2018, subject to securing additional financing. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2017	2016

Salaries and benefits	$566	$461
Stock-based compensation	137	82
Consulting and other professional services	6	31
Technology licenses and royalties	97	94
Project-related research and supplies:
AV-101	1,476	817
Stem cell and all other	27	51
	1,503	868
Rent	99	62
Depreciation	19	8
Total Research and Development Expense	$2,427	$1,606

The increase in salaries and benefits expense reflects the impact of salary increases granted to our Chief Medical Officer (CMO) and Chief Scientific Officer (CSO) in July 2017 and to the non-officer members of our scientific staff in June 2017. Additionally, our then-newly-hired CMO did not receive a bonus payment in July 2016; however, both our CMO and CSO were granted a bonus in September 2017. The full amount of each officer’s 2017 bonus was accrued at the time it was granted, but only 25% of the total amount was paid by September 30, 2017, with the remaining balance to be paid ratably through March 31, 2018.

Noncash stock based compensation expense increased in the current period primarily from the routine amortization of option grants made to our CSO, CMO and scientific staff in September 2017, April 2017 and November 2016, which grants, in the aggregate, account for approximately $105,000 of 2017 expense. Expense attributable to these grants is being amortized over two-year to four-year vesting periods, based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

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

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform.

AV-101 project expense for the quarter ended September 30, 2017 includes continuing costs incurred to develop more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce clinical trial material for the AV-101 MDD Phase 2 Adjunctive Treatment Study, as well as costs incurred for certain other nonclinical studies to facilitate further clinical development of AV-101 in MDD and potentially for other indications, and to comply with applicable FDA regulations. Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives, and, in 2016, our participation in the FDA’s Comprehensive In Vitro Proarrhythmia Assay (CiPA) project.

The increase in rent expense for the quarter ended September 30, 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

General and Administrative Expense

General and administrative expense, including both cash and noncash components, increased by 72% to approximately $2.6 million from $1.5 million for the quarters ended September 30, 2017 and 2016, respectively. Noncash expense aggregated approximately $1,494,000 and $579,000 for the quarters ended September 30, 2017 and 2016, respectively, including, in both periods, stock compensation expense, a portion of investor relations and investment banking expenses, warrant modification expense, and a portion of rent expense. The overall increase in general and administrative expenses resulted primarily from increased professional services expenses, including noncash expense attributable to the grant of common stock for services, noncash warrant modification expense and, to a lesser extent, salary and benefits and noncash stock compensation expenses. The following table indicates the primary components of general and administrative expenses, including the cash and noncash components, for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2017	2016

Salaries and benefits	$650	$485
Stock-based compensation	194	117
Board fees	39	36
Legal, accounting and other professional fees	388	207
Investor relations	831	471
Insurance	60	38
Travel expenses	22	23
Rent and utilities	67	45
Warrant modification expense	280	17
All other expenses	36	55
	$2,567	$1,494

The increase in salaries and benefits primarily reflects the impact of the hiring of our Vice President of Corporate Development (VP-Corporate Development) in September 2016 and salary increases granted in July 2017 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and VP-Corporate Development and, in June 2017, to a non-officer member of our administrative staff. Additionally, each of our officers was granted a bonus in September 2017, but our VP-Corporate Development had not yet joined the Company in July 2016, when our CEO and CFO received a bonus payment. The full amount of each officer’s 2017 bonus was accrued at the time it was granted, but only 25% of the total amount was paid by September 30, 2017, with the remaining balance to be paid ratably through March 31, 2018.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants to independent members of our Board and our CEO, CFO and administrative staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our VP-Corporate Development in September 2016, which grants account for approximately $117,000 of 2017 expense. Expense attributable to these grants is being amortized over a two-year to four-year vesting period, based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Board fees includes fees recognized for the services of independent members of our Board. The Board modified committee assignments effective in April 2017, resulting in the slight increase in expense.

Legal, accounting and other professional fees for the quarters ended September 30, 2017 and 2016 includes cash expense related to routine legal services as well as accounting expense related to the review of the financial statements for the second quarter of each fiscal year. In the quarter ended September 30, 2017, additionally, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. In the quarter ended September 30, 2016, we granted an aggregate of 25,000 unregistered shares of our common stock having a fair value of $108,500 to a legal services provider as compensation for services.

Investor relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, market awareness and strategic advisory and support functions, as well as initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended September 30, 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 457,000 unregistered shares of our common stock to various corporate development, investor relations, market awareness and strategic business advisory service providers for their services and recognized noncash expense of $713,300, representing the fair value of the stock at the time of issuance. In the quarter ended September 30, 2016, we granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the time of issuance of $108,500 to an investor relations service provider as compensation for services.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development initiatives.

The increase in rent expense for the quarter ended September 30, 2017 reflects higher commercial property rents prevalent in the local real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

In September 2017, we reduced the exercise price of 247,500 warrants issued in the Spring 2017 Private Placement from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the Spring 2017 Private Placement investors additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the quarter ended September 30, 2017 representing the increase in fair value of the warrants granted initially before and after the modification and the fair value of the additional warrants granted. In August 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 20,000 shares of our common stock for an aggregate of 15,000 shares of our unregistered common stock.  As we had with similar prior transactions, we accounted for these transactions as warrant modifications, resulting in our recognition of $17,100 in noncash expense in the quarter ended September 30, 2016.

Interest and Other Expenses

Interest expense totaled $3,300 for the quarter ended September 30, 2017 compared to $1,400 reported for the quarter ended September 30, 2016. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

We recognized $256,300 and $241,000 for the quarters ended September 30, 2017 and 2016, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of our Series B Preferred stock into shares of our common stock since August 2016.

Comparison of Six Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations, including both cash and noncash components, for the six months ended September 30, 2017 and 2016 (amounts in thousands).

	Six Months Ended September 30,
	2017	2016

Operating expenses:
Research and development	$3,523	$2,432
General and administrative	3,731	2,631
Total operating expenses	7,254	5,063

Loss from operations	(7,254)	(5,063)

Interest expense (net)	(6)	(3)

Loss before income taxes	(7,260)	(5,066)
Income taxes	(2)	(2)

Net loss	(7,262)	(5,068)
Accrued dividend on Series B Preferred Stock	(504)	(781)
Deemed dividend on Series B Preferred Stock	-	(111)
Net loss attributable to common stockholders	$(7,766)	$(5,960)

Revenue

We reported no revenue for the six-month periods ended September 30, 2017 or 2016 and we presently have no recurring revenue generating arrangements with respect to AV-101 or other potential product candidates. While we may potentially receive future milestone payments and royalties under the BlueRock Agreement upon the achievement of certain performance-based milestones and commercial sales, there can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense, including both cash and noncash components, totaled $3.5 million for the six months ended September 30, 2017, an increase of approximately 45% compared to the $2.4 million reported for the six months ended September 30, 2016. Noncash expenses totaled approximately $843,000 and $131,000 in the six months ended September 30, 2017 and 2016, respectively, including stock compensation, depreciation and a portion of rent expense in both periods, and a portion of AV-101 project expenses in the six months ended September 30, 2017. The increase in research and development expense in 2017 reflects our continued focus on nonclinical and clinical development of AV-101, particularly our preparations for the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, which is currently anticipated in the first quarter of 2018, subject to securing additional financing. The following table indicates the primary cash and noncash components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2017	2016

Salaries and benefits	$884	$711
Stock-based compensation	328	126
Consulting and other professional services	16	58
Technology licenses and royalties	157	254
Project-related research and supplies:
AV-101	1,800	1,069
Stem cell and all other	93	79
	1,893	1,148
Rent	204	118
Depreciation	38	17
All other	3	-
Total Research and Development Expense	$3,523	$2,432

The increase in salaries and benefits reflects the hiring of our Chief Medical Officer (CMO) in June 2016, and salary increases granted to our CMO in July 2017, to our Chief Scientific Officer (CSO) and to the non-officer members of our scientific staff in June 2016 and June 2017. Additionally, our then-newly-hired CMO did not receive a bonus payment in July 2016; however, both our CMO and CSO were granted a bonus in September 2017. The full amount of each officer’s September 2017 bonus was accrued at the time it was granted, but only 25% of the total amount was paid by September 30, 2017, with the remaining balance to be paid ratably through March 31, 2018.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants made to our CSO, CMO and scientific staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our CMO in June 2016, which grants account for approximately $193,000 of 2017 expense. The expense attributable to these grants is being amortized over a two-year to four-year vesting period, based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The reduction in expense in 2017 primarily reflects the change in terms of consulting agreements with our stem cell-related scientific advisory board members.

Technology license expense reflects both recurring annual fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, but to a greater extent in 2016, this expense includes legal counsel and other costs we have incurred to advance numerous pending patent applications in the U.S. and various foreign countries with respect to AV-101 and our stem cell technology platform.

AV-101 project expense for both periods includes continuing costs incurred to develop more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce clinical trial material enabling the AV-101 MDD Phase 2 Adjunctive Treatment Study, and, primarily in 2017, costs incurred for certain other nonclinical studies to facilitate further clinical development of AV-101 in MDD and potentially for other indications and to comply with applicable FDA regulations. Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives, and, in 2016, our participation in the FDA’s Comprehensive In Vitro Proarrhythmia Assay (CiPA) project.

The increase in rent expense for 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years, from July 31, 2017 to July 31, 2022, and the related accounting for the extension amendment.

General and Administrative Expense

General and administrative expense, including both cash and noncash components, increased approximately 42% to $3.7 million for the six months ended September 30, 2017 from $2.6 million for the six months ended September 30, 2016. Noncash expense aggregated approximately $1.7 million and $1.0 million for the six months ended September 30, 2017 and 2016, respectively, including, in both periods, stock compensation expense, a portion of investor relations and investment banking expenses, warrant modification expense, and a portion of rent expense. The overall increase in general and administrative expenses was primarily attributable to increased salary and benefits expense and noncash stock compensation, professional services and warrant modification expenses. The following table indicates the primary components of general and administrative expenses, including noncash components, for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2017	2016

Salaries and benefits	$921	$675
Stock-based compensation	370	181
Board fees	78	69
Legal, accounting and other professional fees	695	749
Investor relations	997	579
Insurance	121	78
Travel expenses	62	72
Rent and utilities	140	85
Warrant modification expense	280	57
All other expenses	67	86
	$3,731	$2,631

The increase in salaries and benefits reflects the impact of the hiring of our Vice President of Corporate Development (VP-Corporate Development) in September 2016 and salary increases granted in June 2016 and July 2017 to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and in June 2016 and June 2017 to a non-officer member of our administrative staff. Additionally, each of our officers was granted a bonus in September 2017, but our VP-Corporate Development had not yet joined the Company in July 2016, when our CEO and CFO received a bonus payment. The full amount of each officer’s 2017 bonus was accrued at the time it was granted, but only 25% of the total amount was paid by September 30, 2017, with the remaining balance to be paid ratably through March 31, 2018.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants to independent members of our Board of Directors and our CEO, CFO and administrative staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our VP-Corporate Development in September 2016 in September 2016, which grants account for approximately $232,000 of 2017 expense. The expense attributable to these grants is being amortized over a two-year to four-year vesting period based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Board fees includes fees recognized for the services of independent members of our Board. The Board modified committee assignments effective in April 2017, resulting in the slight increase in expense.

Legal, accounting and other professional fees for the six months ended September 30, 2017 and 2016 includes expense related to routine legal services as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first and second quarters of the current fiscal year. In addition to cash fees incurred, during the six months ended September 30, 2017, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. Noncash expense for the six months ended September 30, 2016 included approximately $338,000 recognized in the quarter ended June 30, 2016 pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B 10% convertible preferred stock having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent providers for services to be performed through June 30, 2016 and $108,500 recognized in the quarter ended September 30, 2016 representing the fair value of 25,000 unregistered shares of our common stock granted to a legal services provider as compensation for services.

Investor relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, market awareness and strategic advisory and support functions, as well as initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among registered investment professionals and investment advisors, and individual and institutional investors. In the six months ended September 30, 2017, in addition to cash fees and expenses we incurred, in the quarter ended June 30, 2017, we granted 25,000 unregistered shares of our common stock to an investor relations and awareness service provider as partial compensation for its services and recognized noncash expense of approximately $50,000 representing the fair value of the stock at the time of issuance; additionally, in the quarter ended September 30, 2017, we granted an aggregate of 457,000 unregistered shares of our common stock to various corporate development, investor relations, market awareness and business advisory service providers as compensation for their services and recognized noncash expense of $713,300, representing the fair value of the stock at the time of issuance. In the six months ended September 30, 2016, we granted an aggregate of 25,000 unregistered shares of our common stock having a fair value at the time of issuance of $108,500 to an investor relations service provider as compensation for its services.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development initiatives.

The increase in rent expense for 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years, from July 31, 2017 to July 31, 2022, and the related accounting for the extension amendment.

In September 2017, we reduced the exercise price of 247,500 warrants issued in the Spring 2017 Private Placement from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the Spring 2017 Private Placement investors additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the six months ended September 30, 2017, representing the increase in fair value of the warrants granted initially before and after the modification and the fair value of the additional warrants granted. Between April 2016 and August 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 61,649 shares of our common stock for an aggregate of 46,238 shares of our unregistered common stock.  As with similar prior transactions, we accounted for these transactions as warrant modifications, resulting in our recognition of an aggregate of $57,400 in noncash expense during the six-month period ended September 30, 2016.

Interest and Other Expenses

Interest expense totaled $5,700 for the six months ended September 30, 2017 compared to $2,800 reported for the six months ended September 30, 2016. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

We recognized $503,600 and $780,800 for the six months ended September 30, 2017 and 2016, respectively, representing the 10% cumulative noncash dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. The reduction in the dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred into an equal number of shares of our common stock upon our completion of our May 2016 public offering of shares of our common stock and warrants, and a subsequent voluntary conversion of 87,500 shares of our Series B Preferred in August 2016. There have been no conversions of outstanding shares of Series B Preferred into common shares since August 2016.

During the quarter ended June 30, 2016, we allocated the proceeds from our self-placed private placement sales of Series B Preferred Units to the Series B Preferred stock and the Series B Warrants based on their relative fair values on the dates of the sales. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share, and its Conversion Price (or stated value) of $7.00 per share represented a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $111,100 in arriving at net loss attributable to common stockholders for the six months ended September 30, 2016 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.

Liquidity and Capital Resources

From our inception in May 1998 through September 30, 2017, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $47.6 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues. We have also issued equity securities with an approximate aggregate value at issuance of $32.3 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. Additionally, pursuant to our CRADA with the NIH, the NIMH continues to conduct Phase 2 clinical development activities relating to AV-101 as a potential new generation antidepressant. The NIMH AV-101 MDD Phase 2 Monotherapy Study is being sponsored in full, at no cost to us other than supplying clinical trial material, by the NIMH under the direction of Dr. Carlos Zarate Jr. as Principal Investigator.

Between late-March 2017 and June 30, 2017, we sold to accredited investors, in self-placed private placement transactions, units consisting of an aggregate of 495,001 unregistered shares of our common stock and warrants to purchase an aggregate of 247,500 unregistered shares of our common stock pursuant to which we received proceeds of approximately $1.0 million (the Spring 2017 Private Placement). In August 2017, in a self-placed private placement transaction, we sold to an accredited investor units consisting of 28,572 shares of our unregistered common stock and warrants to purchase 28,572 unregistered shares of our common stock. We received cash proceeds of $50,000 from this sale of our securities.

In September 2017, we completed a firm commitment underwritten public offering, pursuant to which we offered and sold an aggregate of 1,371,430 shares of our common stock and warrants to purchase an aggregate of 1,892,572 shares of our common stock to two of our existing institutional investors, resulting in gross proceeds of approximately $2.4 million under our Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) that had been previously declared effective by the Securities and Exchange Commission to cover potential future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

Additionally, in September 2017, to facilitate potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board, our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the number of shares of common stock available for issuance from 30 million shares to 100 million shares, an amount our Board determined is customary and appropriate for a Nasdaq-listed, clinical-stage biopharmaceutical company. Following that approval, in October 2017, we filed a Registration Statement on Form S-1 (Registration No. 333-221009) (the S-1 Registration Statement) pursuant to which we anticipate completing an offering of our equity securities with proceeds sufficient to enable the launch and completion of the AV-101 MDD Phase 2 Adjunctive Treatment Study and fund our internal operations for at least the next twelve months. There can be no assurance, however, that we will achieve effectiveness of the S-1 Registration Statement or successfully complete an offering thereunder.

Our cash balance at September 30, 2017 was not sufficient to enable us to fund our planned operations, including expected cash expenditures of approximately $12 million for the next twelve months, required to further prepare for, launch and satisfy a significant portion of the projected expenses associated with our proposed AV-101 MDD Phase 2 Adjunctive Treatment Study.

Although our current financial resources are not yet sufficient to fully fund completion of the AV-101 MDD Phase 2 Adjunctive Treatment Study, we expect, as we have numerous times in the past, to raise additional capital as and when necessary and advisable, potentially including through an offering under the S-1 Registration Statement, one or more offerings under the S-3 Registration Statement or other capital raising activity, to sustain our operations and achieve our key corporate objectives through at least the next twelve months, including initiating and conducting the AV-101 MDD Phase 2 Adjunctive Treatment Study. There can, however, be no assurance that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all.

We may also seek research and development collaborations that could generate revenue, funding for development of AV-101 and additional product candidates, and/or additional government grant awards and agreements similar to our current CRADA with the NIMH. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Agreement, we may also pursue similar arrangements with third-parties covering other of our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(4,010)	$(3,873)
Net cash used in investing activities	(2)	(8)
Net cash provided by financing activities	2,855	9,709

Net increase (decrease) in cash and cash equivalents	(1,157)	5,828
Cash and cash equivalents at beginning of period	2,921	429
Cash and cash equivalents at end of period	$1,764	$6,257

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business depends heavily on the successful development, regulatory approval and commercialization of AV-101 for depression, including for MDD, and, potentially, various other diseases and disorders involving the CNS, as well as, but to a more limited extent, our ability to produce, develop and commercialize NCEs from our drug rescue programs. AV-101 will require substantial additional nonclinical and clinical testing and regulatory approval before it may be commercialized. It is unlikely to achieve regulatory approval, if at all, until at least 2021. Each drug rescue NCE will require substantial nonclinical development, all phases of clinical development, and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our nonclinical or clinical studies. This process takes many years and may also include post-marketing studies and surveillance obligations, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that AV-101, any drug rescue NCE, or any other future product candidate will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (NDA) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We expect the FDA to require us to complete the planned AV-101 MDD Phase 2 Adjunctive Treatment Study and at least two pivotal Phase 3 clinical trials in order to submit an NDA for AV-101 as an adjunctive treatment for MDD patients with an inadequate response to standard, FDA-approved antidepressants. Also, we anticipate that the FDA will require that we conduct additional toxicology studies, additional nonclinical and certain small clinical studies before submitting an NDA for AV-101. The results of all of these studies are not known until after the studies are concluded.

Obtaining FDA approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of AV-101 or any other product candidate we may seek to develop for many reasons, including, among others:

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

We have applied for a Fast Track designation from the FDA for AV-101, initially for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants. Even if the FDA approves Fast Track designation for AV-101 for this indication, it may not actually lead to a faster development or regulatory review or approval process.

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

In October 2017 we applied for FDA Fast Track designation for AV-101, initially for adjunctive treatment of MDD patients with an inadequate response to standard antidepressants, and we may do so for other CNS indications, as well as for other product candidates. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe AV-101 and other product candidates are eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures. Even if granted, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

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

The results of preclinical studies and early clinical trials of AV-101 and/or other product candidates, including positive results, may not be predictive of the results of later-stage clinical trials. AV-101 or other product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not yet completed a Phase 2 clinical trial for AV-101, and if the NIMH AV-101 MDD Phase 2 Monotherapy Study and/or our AV-101 MDD Phase 2 Adjunctive Treatment Study fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

For example, the results of planned clinical trials may be adversely affected if we or our collaborator seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates.

If serious adverse events or other undesirable side effects are identified during the use of AV-101 in clinical trials, it may adversely affect our development of AV-101 for MDD and other CNS indications.

AV-101 as a monotherapy is currently being tested by the NIMH in the NIMH AV-101 MDD Phase 2 Monotherapy Study and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of AV-101 are observed in investigator-sponsored clinical trials of AV-101 or our clinical trials of AV-101, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business and financial prospects.

Failures or delays in the commencement or completion of our planned clinical trials and nonclinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Under our CRADA with the NIMH, the NIMH is conducting and funding the NIMH AV-101 MDD Phase 2 Monotherapy Study. We will need to complete the planned AV-101 MDD Phase 2 Adjunctive Treatment Study, at least two additional large Phase 3 pivotal clinical trials, additional toxicology and other nonclinical studies and certain smaller clinical studies prior to the submission of an NDA for AV-101 as a new generation adjunctive treatment for MDD. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval required before commercial marketing of AV-101 for MDD and any other product candidates we may develop. Except as disclosed herein, we do not know whether the NIMH AV-101 MDD Phase 2 Monotherapy Study, our AV-101 MDD Phase 2 Adjunctive Treatment Study or any of our future-planned nonclinical and clinical trials will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●
the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●
delays in filing or receiving approvals of additional INDs that may be required;

●
negative results from our ongoing nonclinical studies;

●
delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, investigators and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, investigators and clinical trial sites;

●
delays in the manufacturing of, or insufficient supply of, AV-101 or other product candidates necessary to conduct nonclinical or clinical trials, including delays in the manufacturing of sufficient supply or finished drug product resulting from our new manufacturing process for AV-101;

●
inability to manufacture or obtain clinical supplies of a product candidate meeting required quality standards;

●
difficulties obtaining Institutional Review Board ( IRB) approval to conduct a clinical trial at a prospective clinical site or sites;

●
challenges in recruiting and enrolling patients to participate in clinical trials, including the proximity of patients to clinical trial sites;

●
eligibility criteria for a clinical trial, the nature of a clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

●
severe or unexpected drug-related side effects experienced by patients in a clinical trial;

●
delays in validating any endpoints utilized in a clinical trial;

●
the FDA may disagree with our clinical trial design and our interpretation of data from prior nonclinical studies or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

●
reports from nonclinical or clinical testing of other CNS indications or therapies that raise safety or efficacy concerns; and

●
difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated prior to completion as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board (DSMB), overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

●
failure to conduct the clinical trial in accordance with regulatory requirements or approved clinical protocols;

●
inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

●
unforeseen safety issues, including any that could be identified in our ongoing nonclinical carcinogenicity studies, adverse side effects or lack of effectiveness;

●
changes in government regulations or administrative actions;

●
problems with clinical supply materials that may lead to regulatory actions; and

●
lack of adequate funding to continue nonclinical or clinical studies.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101 or other product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical trials may force us to amend nonclinical studies and clinical trial protocols or the FDA may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for AV-101 or other product candidates may be harmed and our ability to generate product revenue will be delayed.

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

We do not have the internal staff resources to independently conduct nonclinical and clinical trials completely on our own. We rely on our network of strategic relationships with various medical institutions, nonclinical and clinical investigators, contract laboratories and other third parties, such as contract research and development organizations (CROs), to conduct nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●
have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●
fail to comply with contractual obligations;

●
experience regulatory compliance issues;

●
undergo changes in priorities or become financially distressed; or

●
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical and clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs or the NIH does not relieve us of our regulatory responsibilities. We and our CROs and the NIMH are required to comply with regulations and guidelines, including current cGCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We rely completely on third-parties to manufacture and prepare supplies of AV-101 for all nonclinical and clinical studies of AV-101, and we intend to continue to rely on third-parties to produce all nonclinical, clinical and commercial supplies of AV-101 in the future.

We do not currently have, nor do we plan to acquire or develop, the necessary infrastructure internal resources or technical capabilities to manufacture and prepare supplies of AV-101, or any future product candidates, for use in nonclinical and clinical studies, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale.  As a result, we rely completely on third-party contract manufacturing organizations (CMOs) to manufacture AV-101 active pharmaceutical ingredient (API) and prepare AV-101 final drug product. The facilities used by our CMOs to manufacture AV-101 API and final drug product must complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our AV-101 INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control either the supply or quality of materials used in the manufacturing and preparation of AV-101 or the AV-101 manufacturing process, and we are completely dependent on our CMOs to comply with all cGMPs for manufacture of both AV-101 API and AV-101 finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials or successfully manufacture AV-101 API that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of AV-101 API and finished drug product may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of AV-101 for required or planned nonclinical and/or clinical studies of AV-101. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market AV-101. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not yet have long-term AV-101 supply agreements in place with our CMOs and each batch of AV-101 is individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research, development and, if approved, commercial quantities of AV-101 and any other product candidates we may seek to develop in the future. Although we believe our current scale of manufacturing for AV-101 and current and projected supply of AV-101 API and finished drug product will be adequate to support our planned nonclinical and clinical studies of AV-101, no assurance can be given that unanticipated AV-101 supply shortages, CMO-related delays in manufacture and production of AV-101 API and finished drug product will not occur in the future.

Even if we receive marketing approval for AV-101 or any other product candidate in the United States, we may never receive regulatory approval to market AV-101 or any other product candidate outside of the United States.

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

If any of our product candidates are ultimately regulated as controlled substances, we, our contract manufacturers, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

Before we can commercialize our product candidates, the United States Drug Enforcement Administration (DEA) may need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. While we currently do not know whether any of our product candidates will be considered to be controlled substances, certain of our product candidates, including AV-101, may be regulated as controlled substances.

If any of our product candidates are regulated as controlled substances, depending on the controlled substance schedule in which the product candidates are placed, we, our contract manufacturers, and any future distributers, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. Moreover, if any of our product candidates are regulated as controlled substances, we and our contract manufacturers would be subject to initial and periodic DEA inspection. If we or our contract manufacturers are not able to obtain or maintain any necessary DEA registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative contract manufacturers, which would take time and cause us to incur additional costs, delaying or limit our commercialization efforts.

Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates, should they be deemed to contain controlled substances. Failure to comply with the applicable controlled substance laws and regulations can also result in administrative, civil or criminal enforcement. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings or consent decrees. Individual states also independently regulate controlled substances.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  We believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Astra Zeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson/Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $10.3 million and $47.2 million, which includes $26.7 million of non-cash expense related to the extinguishment of essentially all of our outstanding promissory notes and certain other indebtedness, during the fiscal years ended March 31, 2017 and 2016, respectively. We incurred a net loss of approximately $7.3 million in the six months ended September 30, 2017 and, as of that date, we had an accumulated deficit of approximately $149.3 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our audited consolidated financial statements for the year ended March 31, 2017, as well as the unaudited condensed consolidated financial statements for the period ended September 30, 2017 included elsewhere in this Report, have been prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of our stem cell technology platform. In particular, we have expended substantial resources advancing AV-101 through preclinical development and Phase 1 clinical safety studies, and developing CardioSafe 3D and our cardiac stem cell technology for drug rescue and potential regenerative medicine applications, and we will continue to expend substantial resources for the foreseeable future developing and commercializing AV-101 for multiple CNS indications, and, potentially, developing drug rescue NCEs and RM therapies, on our own or in collaborations similar to the BlueRock Agreement. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At September 30, 2017, our existing cash and cash equivalents were not sufficient to fund our current operations for the next 12 months or to complete our proposed AV-101 MDD Phase 2 Adjunctive Treatment Study. Further, we have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we (i) out-license or sell AV-101, a drug rescue NCE, and/or another drug candidate unrelated to AV-101 to third-parties, (ii) enter into license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our compounds.

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

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that (i) the size and capabilities of the Company’s staff does not permit appropriate segregation of duties to prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions, and (ii) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as to not provide an adequate auditing trail of entries made in the accounting software.

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

Raising additional capital will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock.

We intend to pursue private and public equity offerings, debt financings, strategic collaborations and licensing arrangements during 2017 and beyond. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Any lawsuit we are engaged in to protect or enforce our patents or the patents of our licensors could be expensive, time-consuming and unsuccessful.

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

Further, third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings before the United States or other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States or European Union.

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are or could become important to our business, and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. See “Business —Intellectual Property” herein for a description of our license agreements, which includes a description of the termination provisions of these agreements.

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

Our common stock is currently quoted on the NASDAQ Capital Market and there is presently limited trading activity.  We can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of our common stock, the investor may not be able to liquidate the shares should there be a need or desire to do so.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock, similar to other biopharmaceutical companies, is likely to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

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

Sales or issuances of a substantial number of shares of our common stock in the public market, or the perception that such sales or issuances are occurring or might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

The stock market in general, and small biopharmaceutical companies like ours in particular, have frequently experienced significant volatility in the market prices for securities that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In certain recent situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against such company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results. Additionally, if the trading volume of our common stock remains low and limited there will be an increased level of volatility and you may not be able to generate a return on your investment.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if such analysts issue other unfavorable commentary or cease publishing reports about us or our business.

There may be additional issuances of shares of preferred stock in the future.

Our Restated Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock.  Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at September 30, 2017; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at September 30, 2017; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at September 30, 2017. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2017, we reduced the exercise price of all warrants issued in private placement transactions completed between April 1 and June 27, 2017 (the Spring 2017 Private Placement) from a weighted average of $3.99 per share to $2.00 per share. We also issued to each of the Spring 2017 Private Placement investors, each of who were accredited investors, additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share.

In September 2017, we issued an aggregate total of 477,500 shares of unregistered common stock, having an aggregate fair value of $744,100, to certain professional service providers. In October 2017, we issued an aggregate total of 70,000 shares of unregistered shares of common stock with a fair value of $83,800 to certain professional service providers.

Proceeds from each of the offerings were used for general corporate purposes. All of the above sales were made in reliance on Section 4(a)(2) of the Securities Act as transactions by and issuer not involving any public offering, Regulation D of the Securities Act, and/or Section 3(a)(9) under the Securities Act. In all such transactions, certain inquiries were made by the Company to establish that such sales qualified for such exemption from the registration requirements. In particular, the Company confirmed that, with respect to the exemption claimed under Section 4(a)(2) of the Securities Act, that (i) all offers of sales and sales were made by personal contact from officers and directors of the Company or other persons closely associated with the Company, (ii) each investor made representations that he, she or it was an accredited investor as defined in Rule 501 of Regulation D under the Securities Act (and the Company had no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent, and (iv) offers and sales within any offering were made only to a limited number of persons.

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

Dated: November 9, 2017