Form 10-Q
period 2017-12-31
VistaGen Therapeutics, Inc.
filed 2018-02-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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

As of February 9, 2018, 22,902,615 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2017

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
Amounts in Dollars

	December 31,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,031,800	$2,921,300
Prepaid expenses and other current assets	940,400	456,600
Total current assets	13,972,200	3,377,900
Property and equipment, net	222,800	286,500
Security deposits and other assets	47,800	47,800
Total assets	$14,242,800	$3,712,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,300	$867,300
Accrued expenses	770,900	443,000
Current notes payable	43,700	54,800
Capital lease obligations	2,600	2,400
Total current liabilities	1,326,500	1,367,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	2,344,400	1,577,800
Deferred rent liability	299,100	139,200
Capital lease obligations	10,000	11,900
Total non-current liabilities	2,653,500	1,728,900
Total liabilities	3,980,000	3,096,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and March 31, 2017:
Series A Preferred, 500,000 shares authorized, issued and outstanding at December 31, 2017 and March 31, 2017	500	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2017 and March 31, 2017; 1,160,240 shares issued and outstanding at December 31, 2017 and March 31, 2017	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at December 31, 2017 and March 31, 2017;
2,318,012 shares issued and outstanding at December 31, 2017 and March 31, 2017	2,300	2,300
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized at December 31, 2017 and March 31, 2017, respectively; 22,723,504 and 8,974,386 shares issued and outstanding at
December 31, 2017 and March 31, 2017, respectively	22,700	9,000
Additional paid-in capital	166,669,200	146,569,600
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2017 and March 31, 2017	(3,968,100)	(3,968,100)
Accumulated deficit	(152,465,000)	(141,998,700)
Total stockholders’ equity	10,262,800	615,800
Total liabilities and stockholders’ equity	$14,242,800	$3,712,200

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
STATEMENT OF OPERATIONS
Amounts in Dollars, except share amounts

UNAUDITED

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Sublicense revenue	$-	$1,250,000	$-	$1,250,000
Total revenues	-	1,250,000	-	1,250,000
Operating expenses:
Research and development	1,601,800	1,611,000	5,124,600	4,042,800
General and administrative	1,266,000	2,276,600	4,997,400	4,907,800
Total operating expenses	2,867,800	3,887,600	10,122,000	8,950,600
Loss from operations	(2,867,800)	(2,637,600)	(10,122,000)	(7,700,600)
Other expenses, net:
Interest expense, net	(2,000)	(900)	(7,700)	(3,700)
Loss on extinguishment of accounts payable	(135,000)	-	(135,000)	-

Loss before income taxes	(3,004,800)	(2,638,500)	(10,264,700)	(7,704,300)
Income taxes	-	-	(2,400)	(2,400)
Net loss and comprehensive loss	(3,004,800)	(2,638,500)	(10,267,100)	(7,706,700)

Accrued dividend on Series B Preferred stock	(263,000)	(237,700)	(766,600)	(1,018,500)
Deemed dividend from trigger of down round
provision feature	(199,200)	-	(199,200)	-
Deemed dividend on Series B Preferred Units	-	-	-	(111,100)

Net loss attributable to common stockholders	$(3,467,000)	$(2,876,200)	$(11,232,900)	$(8,836,300)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.25)	$(0.34)	$(1.03)	$(1.23)

Weighted average shares used in computing basic
and diluted net loss attributable to common
stockholders per common share	13,895,642	8,381,824	10,947,556	7,181,307

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS INC.
STATEMENT OF CASH FLOWS
Amounts in Dollars
 UNAUDITED

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,267,100)	$(7,706,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,300	37,600
Stock-based compensation	1,386,900	573,900
Expense related to modification of warrants, including exchange of warrants
for common stock	292,700	427,500
Amortization of deferred rent	159,900	20,400
Fair value of common stock granted for services	1,554,800	1,217,500
Fair value of Series B Preferred stock granted for services	-	375,000
Fair value of warrants granted for services	-	240,300
Loss on extinguishment of accounts payable	135,000	-
Changes in operating assets and liabilities:
Sublicense fee receivable	-	(1,250,000)
Prepaid expenses and other current assets	259,600	22,000
Accounts payable and accrued expenses, including accrued interest	(41,800)	74,200
Net cash used in operating activities	(6,454,700)	(5,968,300)

Cash flows from property and investing activities:
Purchases of equipment	(1,600)	(9,900)
Net cash used in investing activities	(1,600)	(9,900)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	16,721,900	9,785,000
Net proceeds from issuance of Series B Preferred Units	-	278,000
Repayment of capital lease obligations	(1,700)	(800)
Repayment of notes payable	(153,400)	(140,500)
Net cash provided by financing activities	16,566,800	9,921,700
Net increase in cash and cash equivalents	10,110,500	3,943,500
Cash and cash equivalents at beginning of period	2,921,300	428,500
Cash and cash equivalents at end of period	$13,031,800	$4,372,000

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$142,400	$117,500
Accrued dividends on Series B Preferred	$766,600	$780,800
Accrued dividends on Series B Preferred settled upon conversion by issuance
of common stock	$-	$1,768,800
Deemed dividend from trigger of down round provision feature	$199,200	$-

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2017
AMOUNTS IN DOLLARS, except shares

									Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2017	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	8,974,386	$9,000	$146,569,600	$(3,968,100)	$(141,998,700)	$615,800
Proceeds from sale of common stock and warrants for cash in September
2017 Public Offering, net of underwriting discount and expenses	-	-	-	-	-	-	1,371,430	1,300	2,023,200	-	-	2,024,500
Proceeds from sale of common stock and warrants for cash in December
2017 Public Offering, net of underwriting discount and expenses	-	-	-	-	-	-	10,000,000	10,000	13,614,000	-	-	13,624,000
Proceeds from sale of common stock and warrants for cash in
private placement offerings	-	-	-	-	-	-	616,323	600	1,072,600	-	-	1,073,200
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(766,600)	-	-	(766,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,386,900	-	-	1,386,900
Fair value of common stock granted for services	-	-	-	-	-	-	1,072,500	1,100	1,693,100	-	-	1,694,200
Fair value of common stock granted in settlement of accounts payable	-	-	-	-	-	-	500,000	500	584,500	-	-	585,000
Increase in fair value attributable to warrant modifications	-	-	-	-	-	-	-	-	292,700	-	-	292,700
Deemed dividend from trigger of down round provision feature	-	-	-	-	-	-	-	-	199,200	-	(199,200)	-
Proceeds from exercise of warrants	-	-	-	-	-	-	188,865	200	-	-	-	200
Net loss for the nine months ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	(10,267,100)	(10,267,100)

Balances at December 31, 2017	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	22,723,504	$22,700	$166,669,200	$(3,968,100)	$(152,465,000)	$10,262,800

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

AV-101 is our oral CNS product candidate in Phase 2 clinical development in the United States, initially as a new generation adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  AV-101’s mechanism of action (MOA) involves both NMDA (N-methyl-D-aspartate) and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptors in the brain responsible for fast excitatory synaptic activity throughout the CNS.  AV-101’s MOA is fundamentally different from all standard FDA-approved antidepressants, as well as all atypical antipsychotics, such as aripiprazole, often used adjunctively with standard antidepressants. We believe AV-101 also has potential to treat several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including, among others, as a non-opioid alternative for neuropathic pain and for Parkinson’s disease levodopa -induced dyskinesia (PD LID).

Clinical studies conducted at the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, have focused on the antidepressant effects of ketamine hydrochloride injection (ketamine), an ion-channel blocking NMDA receptor antagonist approved by the FDA as an anesthetic, in MDD patients with inadequate responses to multiple standard antidepressants. These NIMH studies, as well as clinical research at Yale University and other academic institutions in the U.S., have demonstrated ketamine’s robust antidepressant effects in treatment-resistant MDD patients within twenty-four hours of a single sub-anesthetic dose administered by intravenous (IV) injection.

We believe orally administered AV-101 may have potential to deliver ketamine-like antidepressant effects, without ketamine’s psychological side effects and other safety concerns, and without the need for IV administration. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article titled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through both inhibiting the glycine binding (GlyB) site of the NMDA receptor and activating the AMPA receptor pathway in the brain.

In October 2017, we received FDA authorization to launch our 180-patient Phase 2 multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 as a new generation adjunctive treatment for MDD patients with an inadequate therapeutic response to standard, FDA-approved antidepressants (the AV-101 MDD Phase 2 Adjunctive Treatment Study , and in December 2017 the FDA granted Fast Track Designation to AV-101 for development as a potential adjunctive treatment for MDD. We intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018 with Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, as the Principal Investigator. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We expect top line results of the AV-101 MDD Phase 2 Adjunctive Treatment Study to be available in the first half of 2019. In addition, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH, the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, a small Phase 2 clinical study of AV-101 as a monotherapy in subjects with treatment-resistant MDD (the NIMH AV-101 MDD Phase 2 Monotherapy Study).

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline.  To advance potential RM applications of our cardiac stem cell technology, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, we may pursue additional RM collaborations or out-licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.

Subsidiaries

As noted above, VistaStem is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2017 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2018, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2017 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2017.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of $152.5 million accumulated from inception (May 1998) through December 31, 2017. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, initially as an adjunctive treatment for MDD, and subsequently as a potential new treatment alternative for other CNS-related conditions, as well as exploring and potentially executing drug rescue and development opportunities using CardioSafe 3D.

From our inception through December 31, 2017, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $61.4 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues. We have also issued equity securities with an approximate value at issuance of $33.6 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. Additionally, pursuant to our February 2015 CRADA with the NIH, substantial ongoing Phase 2 clinical development activities relating to the NIMH AV-101 MDD Phase 2 Monotherapy Study are being sponsored in full, at no cost to us other than supplying clinical trial material, by the NIMH under the direction of Dr. Carlos Zarate Jr. as Principal Investigator.

At December 31, 2017, we had a cash and cash equivalents balance of $13.0 million. We believe this amount is sufficient to enable us to fund our planned operations for at least 12 months following the issuance of the financial statements included in this Report.

In December 2017, we completed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock at a combined public offering price of $1.50 per share and related warrant under our Registration Statement on Form S-1 (Registration No. 333-221009), resulting in gross proceeds of $15.0 million (the December 2017 Public Offering). In September 2017, we completed an underwritten public offering pursuant to which we offered and sold shares of our common stock and warrants resulting in gross proceeds of approximately $2.4 million (the September 2017 Public Offering) under our Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement). (See Note 7, Capital Stock, for additional information regarding the December 2017 Public Offering and the September 2017 Public Offering.) Subject to certain restrictions, the S-3 Registration Statement remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the sale of our equity securities, we may also seek to enter additional research and development collaborations that could generate revenue or provide substantial funding for development of AV-101 and additional product candidates. We may also seek additional government grant awards or agreements similar to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH AV-101 MDD Phase 2 Monotherapy Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Agreement, we may also pursue similar arrangements with third-parties covering other of our intellectual property. Although we may seek additional collaborations with the U.S. government or other third-parties that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates and technologies, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of AV-101, initially as an adjunctive treatment for MDD, and as a potential treatment option for other CNS conditions, as well as various potential applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and opportunities related to our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that, if needed, future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Research and development expense:
Stock option grants	$299,100	$113,900	$627,400	$239,900
	299,100	113,900	627,400	239,900
General and administrative expense:
Stock option grants	390,200	153,300	759,500	334,000
	390,200	153,300	759,500	334,000
Total stock-based compensation expense	$689,300	$267,200	$1,386,900	$573,900

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

At December 31, 2017, there were stock options outstanding to purchase 3,279,871 shares of our common stock at a weighted average exercise price of $3.23 per share.

See Note 9, Subsequent Events, for information regarding option grants made during February 2018.

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

As a result of our net loss for the periods presented, potentially dilutive securities were excluded from the computation of net loss per share, as their effect would be antidilutive. For the three and nine-month periods ended December 31, 2017 and 2016, the accrual for dividends on our Series B 10% Convertible Preferred Stock (Series B Preferred) is treated as a deduction from our net loss to arrive at net loss attributable to common stockholders for those periods. Additionally, in 2017, the deemed dividend attributable to the trigger of the down round provision feature, and, in 2016, the deemed dividend attributable to our sale and issuance of Series B Preferred Units, each consisting of one share of Series B Preferred and a five-year warrant to purchase one share of our common stock for $7.00, each represent further deductions from our net loss to arrive at net loss attributable to common stockholders for those periods.

Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of December 31,
	2017	2016

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Amended and Restated 2016 (formerly 2008) and 1999 Stock Incentive Plans	3,279,871	1,659,324
Outstanding warrants to purchase common stock	16,918,292	4,550,370
Total	24,426,415	10,437,946
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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities at fair value at December 31, 2017 or March 31, 2017.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2017, as compared to the recent accounting pronouncements described in our Form 10-K for the fiscal year ended March 31, 2017, that are of significance or potential significance to us.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (ASU 2017-11). Part I of this ASU provides that an entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument, such as a free-standing warrant, or an embedded feature, such as a conversion option in a convertible instrument, that reduces the exercise price of such instrument if the entity subsequently sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. The definition of a down round feature in ASU 2017-11 excludes standard anti-dilution provisions related to changes in an entity’s capital structure. Accounting Standards Codification Topic 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” (ASC 815-40) requires that a freestanding equity-linked financial instrument be indexed to the issuer’s own stock to be classified as equity. An equity-linked embedded feature that meets the definition of a derivative may avoid bifurcation and derivative accounting if it is indexed to the issuer’s own stock. Under the terms of prior guidance, a freestanding financial instrument or embedded feature was not considered indexed to the issuer’s own stock if it had a down round provision. Consequently, the freestanding financial instrument was classified as a liability (or asset), and if it met the definition of a derivative, was measured at fair value with changes in fair value recorded through earnings. Similarly, an embedded feature was bifurcated and separately accounted for as a derivative if it met all other criteria for bifurcation under ASC 815-40. The bifurcated embedded feature was also measured at fair value through earnings. Under the provisions of ASU 2017-11, an entity that presents earnings per share (EPS) under Accounting Standards Codification Topic 260, “Earnings Per Share” will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance requires new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. Part I of ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods therein, however early adoption is permitted. We early-adopted ASU 2017-11 effective with our quarter ended September 30, 2017 and applied its guidance to certain of the warrants issued in the September 2017 Public Offering, as described more completely in Note 7, Capital Stock. No retrospective adjustments to our financial statements were required as a result of our adoption of ASU 2017-11.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2017 and March 31, 2017:

	December 31,	March 31,
	2017	2017

AV-101 materials and services	$770,500	$352,800
Insurance	72,300	85,800
Professional services	48,000	-
Public offering expenses	25,900	11,600
All other	23,700	6,400
	$940,400	$456,600

Note 5.  Accrued Expenses

Accrued expenses are composed of the following at December 31, 2017 and March 31, 2017:

	December 31,	March 31,
	2017	2017

Accrued AV-101 development and related expenses	$565,700	$402,400
Accrued professional services	97,100	37,000
Accrued compensation	105,000	-
All other	3,100	3,600
	$770,900	$443,000

Note 6.  Notes Payable

The following table summarizes our unsecured promissory notes at December 31, 2017 and March 31, 2017.

	December 31, 2017			March 31, 2017
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.95% and 8.25% Notes payable to insurance
premium financing company (current)	$43,700	$-	$43,700	$54,800	$-	$54,800

Total notes payable to unrelated parties	$43,700	$-	$43,700	$54,800	$-	$54,800
less: current portion	(43,700)	-	(43,700)	(54,800)	-	(54,800)
Net non-current portion	$-	$-	$-	$-	$-	$-

In May 2017, we executed a 7.95% promissory note in the principal amount of $142,400 in connection with insurance policy premiums. The note is payable in monthly installments of $14,800, including principal and interest, through March 2018, and had a remaining outstanding balance of $43,700 at December 31, 2017. In February 2017, we executed a promissory note in the principal amount of $60,700 in connection with other insurance policy premiums. That note was payable in monthly installments of $6,300, including principal and interest, and was paid in full at December 31, 2017.

Note 7.  Capital Stock

At our Annual Meeting of Stockholders on September 15, 2017, as approved by and recommended to our stockholders by our Board of Directors, our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 30.0 million shares to 100.0 million shares. The amendment became effective on September 15, 2017, upon our filing of a certificate of amendment with the Nevada Secretary of State.

Common Stock and Warrants Issued in December 2017 Underwritten Public Offering

On December 13, 2017, we completed the December 2017 Public Offering, resulting in gross proceeds of $15.0 million, pursuant to which we offered and sold shares of our common stock and warrants to purchase shares of our common stock at a combined public offering price of $1.50 per shares and related warrant. We issued an aggregate of 10,000,000 shares of our common stock and warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $1.50 per share (the December 2017 Offering Warrants). The common stock and the shares of common stock underlying the December 2017 Offering Warrants issued in the December 2017 Public Offering were offered, issued and sold pursuant to our Registration Statement on Form S-1 (Registration No. 333-221009) that was declared effective by the Securities and Exchange Commission (the Commission) on December 11, 2017. The December 2017 Offering Warrants are exercisable at any time through December 13, 2022, have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and do not contain any cashless exercise features as long as our Registration Statement on Form S-1 (Registration No. 333-221009) is effective. Accordingly, we have accounted for the December 2017 Offering Warrants as equity warrants. We received net proceeds of approximately $13.6 million from the December 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering.

Common Stock and Warrants Issued in September 2017 Underwritten Public Offering

On September 6, 2017, we completed the September 2017 Public Offering, resulting in gross proceeds of approximately $2.4 million, pursuant to which we offered and sold shares of our common stock and warrants to two of our existing institutional investors. We issued an aggregate of 1,371,430 shares of our common stock, Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 of common stock (collectively, the Warrants), each exercisable for $1.82 per share in the September 2017 Public Offering. The Series A1 Warrants will be exercisable by the investors for a five-year period commencing on March 7, 2018, and the Series A2 Warrants were immediately exercisable at any time through September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were offered, issued and sold pursuant to our S-3 Registration Statement (Registration No. 333-215671) that had previously been declared effective by the Commission to cover this and potential future sales of our equity securities in one or more public offerings from time to time. We received net proceeds of approximately $2.0 million from the September 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering.

The Series A1 Warrants to purchase an aggregate of 1,388,931 shares of our common stock issued in the September 2017 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and, accordingly, we have accounted for them as equity warrants. The Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock contained anti-dilution protection provisions that became effective upon the issuance of common stock in the December 2017 Public Offering at a price below their then-current $1.82 per share exercise price. The anti-dilution protection provisions in the Series A2 Warrants constituted a down round feature subject to the guidance in ASU 2017-11. Since the Series A2 Warrants contained no other provisions which required their treatment as liability warrants rather than equity warrants, including exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend and which are also present in the Series A1 Warrants, we also accounted for the Series A2 Warrants as equity warrants.

Our sale of units consisting of common stock and warrants in the December 2017 Public Offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced to $0.001 per share. In December 2017, certain holders exercised the reset Series A2 warrants to purchase an aggregate of 188,865 shares of our common stock from which we received nominal cash proceeds. In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a dividend in our Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended December 31, 2017 and as an addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2017.

We calculated the dividend from the trigger of the down round provision feature, $199,200, using the Black Scholes Option Pricing Model and the assumptions indicated in the table below:

Assumption:	Pre-reset	Post-reset
Market price per share	$1.17	$1.17
Exercise price per share	$1.82	$0.001
Risk-free interest rate	2.09%	2.09%
Remaining contractual term in years	4.73	4.73
Volatility	97.8%	97.8%
Dividend rate	0.0%	0.0%

Number of warrant shares	503,641	503,641
Fair value per share	$0.77	$1.17

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

During the quarter ended September 30, 2017, in a self-placed private placement transaction, we sold to an accredited investor units consisting of 28,572 shares of our unregistered common stock and warrants exercisable through April 30, 2021 to purchase 28,572 unregistered shares of our common stock at an exercise price of $4.00 per share. The purchaser of the units has no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until six months and one day following the date of issuance. We received cash proceeds of $50,000 from this sale of our securities, and the entire amount of the proceeds was credited to stockholders’ equity.

During the quarter ended December 31, 2017, in a self-placed private placement transaction, we sold to an accredited investor units consisting of 150,000 shares of our unregistered common stock and warrants exercisable through November 30, 2021 to purchase 150,000 unregistered shares of our common stock at an exercise price of $2.00 per share. The purchaser of the units has no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until six months and one day following the date of issuance. We received cash proceeds of $150,000 from this sale of our securities, and the entire amount of the proceeds was credited to stockholders’ equity.

Issuance of Common Stock to Professional Services Providers and in Settlement of Accounts Payable

During the quarter ended June 30, 2017, we issued 25,000 shares of our unregistered common stock having a fair value on the date of issuance of $49,800 as partial compensation to an investor relations service provider.

During the quarter ended September 30, 2017, we issued an aggregate of 927,500 unregistered shares of our common stock, of which 477,500 shares were issued from our 2016 Plan, for various professional services, including contract research, legal, investor relations and financial advisory services. The common stock issued had an aggregate fair value of $1,503,600 on the dates issued, of which all but $139,300 has been recognized as noncash expense through December 31, 2017. The un-expensed portion at December 31, 2017 is being recognized in expense ratably through July 2019 in accordance with the terms of work orders for certain contract research services to be provided through that period.

During the quarter ended December 31, 2017, we issued an aggregate of 70,000 unregistered shares of our common stock, all of which were issued from our 2016 Plan for additional investor relations and financial advisory services. The common stock issued had an aggregate fair value of $140,800 on the dates issued.

During the quarter ended December 31, 2017, we also issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to our contract manufacturing organization (CMO) in exchange for and settlement of $526,500 of open accounts payable for services provided by the CMO relating to production of AV-101 drug substance. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 for the quarter ended December 31, 2017.

Modification of Warrants Issued in Private Placements

During the quarter ended September 30, 2017, our Board of Directors (Board) authorized the modification of outstanding warrants issued in private placement transactions between March 2017 and June 2017 to reduce the exercise prices and increase the number of shares issuable thereunder. We calculated the fair value of the warrant immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the additional fair value, $279,700, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended September 30, 2017.

Assumption:	Pre-modification	Post-modification
Market price per share	$1.54	$1.54
Exercise price per share	$3.99	$2.00
Risk-free interest rate	1.62%	1.62%
Remaining contractual term in years	3.62	3.62
Volatility	95.5%	95.5%
Dividend rate	0.0%	0.0%

Number of warrant shares	247,500	495,001
Weighted average fair value per share	$0.71	$0.92

During the quarter ended December 31, 2017, the Board authorized the modification of outstanding warrants issued in private placement transactions between August 2017 and November 2017 to reduce the exercise prices of the warrants. We calculated the fair value of the warrants immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the additional fair value, $13,000, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter ended December 31, 2017.

Assumption:	Pre-modification	Post-modification
Market price per share	$1.14	$1.14
Exercise price per share	$2.32	$1.58
Risk-free interest rate	2.12%	2.12%
Remaining contractual term in years	3.85	3.85
Volatility	98.7%	98.7%
Dividend rate	0.0%	0.0%

Number of warrant shares	178,572	178,572
Weighted average fair value per share	$0.64	$0.71

Warrants Outstanding

Following the warrant issuances in the December 2017 Public Offering, the September 2017 Public Offering, and in our self-placed private placement transactions and the warrant modifications and exercises described above, at December 31, 2017, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $2.80 per share as follows:

Exercise Price per Share	Expiration Date	Warrants Outstanding at December 31, 2017

$0.001	9/6/2022	314,776
$1.50	11/30/2021 to 12/13/2022	10,150,000
$1.82	9/6/2022 to 3/7/2023	1,388,931
$2.00	4/30/2021	523,573
$3.51	12/31/2021	50,000
$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	12/11/2018 to 3/3/2023	1,346,931
$8.00	3/25/2021	185,000
$10.00	11/15/2017 to 1/11/2020	20,000
$20.00	9/15/2019	110,448
		16,918,292

Of the warrants outstanding at December 31, 2017, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 Public Offering and 10,000,000 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 Public Offering are registered for resale by the warrant holders. At December 31, 2017, warrants to purchase an aggregate of 314,776 registered shares of our common stock remain subject to down round anti-dilution protection features. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 8.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) recently engaged by us for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD and other potential CNS indications. CBV is among our largest institutional stockholders at December 31, 2017, holding approximately 4.2% of our outstanding common stock. In October 2012, we issued certain unsecured promissory notes in the aggregate principal amount of approximately $1.3 million to CBV and CRL (the Cato Notes) as payment in full for all contract research and development services and regulatory advice previously rendered to us by CRL for nonclinical and Phase 1 development of AV-101. In June 2015, the Cato Notes and additional amounts payable to CRL for CRO services related to AV-101 were extinguished in exchange for our issuance of an aggregate of 328,571 shares of Series B Preferred stock to CBV, which shares of Series B Preferred stock were automatically converted in accordance with their terms into an equal number of registered shares of our common stock as a result of our May 2016 public offering.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, including AV-101, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our May 2007 master services agreement with CRL, we incurred expenses of $292,700 and $101,900 during the quarters ended December 31, 2017 and 2016, respectively, and $904,900 and $180,100 in the nine-month periods ended December 31, 2017 and 2016, respectively. During the nine months ended December 31, 2017, we have issued an aggregate of 350,000 unregistered shares of our common stock to CRL under the terms of certain work orders for current and future CRO services relating to our development of AV-101 for MDD, the fair value of which represented approximately $443,000 of the reported CRO expense for the nine months then ended. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101 and other potential product candidates will increase in future periods. In December 2017, we executed a work order with CRL for CRO services to be performed in conducting the AV-101 MDD Phase 2 Adjunctive Treatment Study and pursuant to which we became immediately obligated for an initial payment of $461,700, which amount is reflected in Accrued liabilities and Prepaid expenses in our Condensed Consolidated Balance Sheet at December 31, 2017.

Note 9.  Subsequent Events

We have evaluated subsequent events through February 9, 2018 and have identified the following matters requiring disclosure:

Exercise of Warrants

In January 2018, the holders of Series A2 warrants to purchase an aggregate of 314,774 shares of our common stock exercised all of such warrants at the reset exercise price of $0.001 per share, as described in Note 7, Capital Stock, from which we received nominal cash proceeds. Following these exercises, none of our outstanding warrants have down round anti-dilution protection features.

Grant of Options from 2016 Plan

On February 2, 2018, the Compensation Committee of the Board approved the grant of options to independent members of the Board, officers and employees and certain professional service providers to purchase an aggregate of 2,150,000 shares of our common stock at an exercise price of $1.16 per share, the quoted closing price of our common stock on the Nasdaq Capital Markets on the date of the grant. The options are vested 25% upon grant with the remaining shares vesting ratably over the next twenty-four months.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation medicines for depression and other central nervous system (CNS) disorders. Unless the context otherwise requires, the words “VistaGen Therapeutics, Inc.” “VistaGen,” “we,” “the Company,” “us” and “our” refer to VistaGen Therapeutics, Inc., a Nevada corporation. All references to future quarters and years in this Report refer to calendar quarters and calendar years, unless reference is made otherwise.

AV-101 is our oral CNS product candidate in Phase 2 clinical development in the United States, initially as a new generation adjunctive treatment for Major Depressive Disorder (MDD) in patients with an inadequate response to standard antidepressants approved by the U.S. Food and Drug Administration (FDA).  AV-101’s mechanism of action (MOA) involves both NMDA (N-methyl-D-aspartate) and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptors in the brain responsible for fast excitatory synaptic activity throughout the CNS.  AV-101’s MOA is fundamentally different from all standard FDA-approved antidepressants, as well as all atypical antipsychotics, such as aripiprazole, often used adjunctively with standard antidepressants. We believe AV-101 also has potential to treat several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including, among others, as a non-opioid alternative for neuropathic pain and for Parkinson’s disease levodopa -induced dyskinesia (PD LID).

Clinical studies conducted at the U.S. National Institute of Mental Health (NIMH), part of the U.S. National Institutes of Health (NIH), by Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, have focused on the antidepressant effects of ketamine hydrochloride injection (ketamine), an ion-channel blocking NMDA receptor antagonist approved by the FDA as an anesthetic, in MDD patients with inadequate responses to multiple standard antidepressants. These NIMH studies, as well as clinical research at Yale University and other academic institutions in the U.S., have demonstrated ketamine’s robust antidepressant effects in treatment-resistant MDD patients within twenty-four hours of a single sub-anesthetic dose administered by intravenous (IV) injection.

We believe orally administered AV-101 may have potential to deliver ketamine-like antidepressant effects, without ketamine’s psychological side effects and other safety concerns, and without the need for IV administration. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article titled, The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition, using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant antidepressant-like responses following a single treatment. These responses were equivalent to those seen with a single sub-anesthetic control dose of ketamine. In addition, these studies confirmed that the fast-acting antidepressant effects of AV-101 were mediated through both inhibiting the glycine binding (GlyB) site of the NMDA receptor and activating the AMPA receptor pathway in the brain.

In October 2017, we received FDA authorization to launch our 180-patient Phase 2 multi-center, multi-dose, double blind, placebo-controlled efficacy and safety study of AV-101 as a new generation adjunctive treatment for MDD patients with an inadequate therapeutic response to standard, FDA-approved antidepressants (the AV-101 MDD Phase 2 Adjunctive Treatment Study), and in December 2017 the FDA granted Fast Track Designation to AV-101 for development as a potential adjunctive treatment for MDD. We intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018 with Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, as the Principal Investigator. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We expect top line results of the AV-101 MDD Phase 2 Adjunctive Treatment Study to be available in the first half of 2019. In addition, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH, the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, a small Phase 2 clinical study of AV-101 as a monotherapy in subjects with treatment-resistant MDD (the NIMH AV-101 MDD Phase 2 Monotherapy Study).

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying human pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline.  To advance potential RM applications of our cardiac stem cell technology, in December 2016, we exclusively sublicensed to BlueRock Therapeutics LP, a next generation RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to our exclusive sublicense agreement with BlueRock Therapeutics, we may pursue additional RM collaborations or out-licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for (A) cell-based therapy, (B) cell repair therapy, and/or (C) tissue engineering.

AV-101 and Major Depressive Disorder

Background

The World Health Organization (WHO) estimates that 300 million people worldwide are affected by depression. According to the NIH, major depression is one of the most common mental disorders in the U.S. The NIMH reports that, in 2016, approximately 16 million adults in the U.S. had at least one major depressive episode in the past year. According to the U.S. Centers for Disease Control and Prevention (CDC) in an August 2017 report, one in eight Americans over the age of 12 reported taking a standard, FDA-approved antidepressant in the previous month.

Most standard antidepressants target chemical imbalances in the brain related to neurotransmitter reuptake inhibition – either serotonin (antidepressants known as SSRIs) or serotonin/norepinephrine (antidepressants known as SNRIs). Nearly two out of every three drug-treated depression patients do not obtain adequate therapeutic benefit from their initial treatment with a standard antidepressant. Even when effective, these standard antidepressants take many weeks to achieve adequate therapeutic effects. After multiple treatment attempts involving many different standard antidepressants, nearly one out of every three drug-treated depression patients still do not achieve adequate therapeutic benefits from their antidepressant medication.  Such patients with an inadequate response to standard antidepressants often seek to augment their treatment regimen by adding an atypical antipsychotic drug (a drug such as aripiprazole), despite only modest potential therapeutic benefit and the significant risk of additional side effects from such adjunctive drugs.

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

AV-101

AV-101 is our oral CNS product candidate in Phase 2 development in the United States, initially focused as a new generation antidepressant for the adjunctive treatment of MDD patients with an inadequate therapeutic response to standard, FDA-approved antidepressants. As published in the October 2015 issue of the peer-reviewed, Journal of Pharmacology and Experimental Therapeutics, in an article titled, “The prodrug 4-chlorokynurenine causes ketamine-like antidepressant effects, but not side effects, by NMDA/glycineB-site inhibition,” using well-established preclinical models of depression, AV-101 was shown to induce fast-acting, dose-dependent, persistent and statistically significant ketamine-like antidepressant effects following a single treatment, responses equivalent to those seen with a single sub-anesthetic control dose of ketamine, but without the negative side effects seen with ketamine. In addition, these studies confirmed that the antidepressant effects of AV-101 were mediated through both inhibition of the GlyB site of NMDA receptors and activation of the AMPA receptor pathway in the brain, a key final common pathway feature of certain new generation antidepressants such as ketamine and AV-101, each with a MOA that is fundamentally different from all standard antidepressants and atypical antipsychotics used adjunctively to augment them.

We have completed two NIH-funded, randomized, double blind, placebo-controlled AV-101 Phase 1 safety studies. Currently, pursuant to our CRADA with the NIMH and Dr. Carlos Zarate, Jr., the NIMH is currently funding, and Dr. Zarate, as Principal Investigator, and his team are currently conducting, the NIMH AV-101 MDD Phase 2 Monotherapy Study.

In October 2017, we received authorization from the FDA to proceed, under our Investigational New Drug (IND) application, with the AV-101 MDD Phase 2 Adjunctive Treatment Study, which will test the safety, efficacy and tolerability of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to standard, FDA-approved antidepressants. We intend to launch the AV-101 MDD Phase 2 Adjunctive Treatment Study in the first quarter of 2018, and expect top line results to be available in the first half of 2019. In connection with our preparation for this study, as well as potential Phase 3 development and commercialization of AV-101, we, together with our CMO, developed a novel process for the production of AV-101 drug substance. We believe our new proprietary production process will significantly improve AV-101 manufacturing efficiency, thereby reducing the current and future cost of manufacturing AV-101 drug substance and improving the yield of AV-101 drug substance manufactured. Additionally, in December 2017 the FDA granted Fast Track Designation to AV-101 for development as a potential adjunctive treatment for MDD. The FDA’s Fast Track Designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and unmet medical needs. With Fast Track Designation, there is an increased possibility for a priority review of AV-101 by the FDA.

We believe preclinical studies and Phase 1 safety studies support our hypothesis that AV-101 also has potential as a non-opioid treatment alternative for neuropathic pain, as well as several additional CNS indications where modulation of the NMDA receptors, activation of AMPA pathways and/or key active metabolites of AV-101 may achieve therapeutic benefit, including PD LID, epilepsy, and Huntington’s disease. We are beginning to plan additional Phase 2 clinical studies to further evaluate the therapeutic potential of AV-101 beyond MDD, however we do not intend to initiate such studies in 2018.

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

Summary

Net Loss

We generated $1.25 million of sublicense revenue from the BlueRock Agreement in December 2016. However, we have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since our inception in May 1998, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of December 31, 2017, we had an accumulated deficit of approximately $152.5 million. Our net loss for the nine months ended December 31, 2017 and 2016 was approximately $10.3 million and $7.7 million, respectively. We expect losses to continue for the foreseeable future, primarily related to our further development of AV-101 for the adjunctive treatment of MDD and other CNS indications.

Summary of the Nine Months Ended December 31, 2017

During the nine months ended December 31, 2017, we have continued to (i) advance nonclinical, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several other CNS indications with significant unmet medical need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, and (iii) on a limited basis, advance the predictive toxicology capabilities of CardioSafe 3D for small molecule new chemical entity drug rescue and development applications and collaborative regenerative medicine opportunities related to our cardiac stem cell technology platform.

Pursuant to our CRADA with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, the NIMH AV-101 MDD Phase 2 Monotherapy Study at no cost to us other than supplying clinical trial material.

We continue to prepare for the launch of our AV-101 MDD Phase 2 Adjunctive Treatment Study with initiatives that have significantly improved the efficiency of our AV-101 manufacturing processes and are making available sufficient quantities of AV-101 to enable a comprehensive initiation of the study. We currently anticipate the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, with Dr. Maurizio Fava of Harvard Medical School serving as Principal Investigator, in the first quarter of 2018.

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

In the U.S., Europe and other selected regional markets, we are also prosecuting patent applications related to novel methods of producing AV-101. The USPTO recently granted a patent covering our manufacturing process and the Chinese counterpart has also been granted. We have submitted a counterpart application to the EPO, which has not yet been approved. However, given that the USPTO has granted a patent in the U.S., we believe our counterpart patent application at the EPO ultimately will be granted.

The USPTO has also recently issued a patent related to methods for producing, from human pluripotent stem cells (hPSCs), hematopoietic precursor stem cells, which are stem cells that give rise to all of the blood cells and most of the bone marrow cells in the body. VistaGen holds an exclusive license to this patent from the University Health Network (UHN). The technology covered by the patent has the potential to impact both direct and supportive therapy for autoimmune disorders and cancer, with CAR-T cell applications, and foundational technology which may provide approaches for producing bone marrow stem cells for bone marrow transfusions.

In December 2017, we completed an underwritten public offering, resulting in gross proceeds of $15.0 million, during which we offered and sold shares of our common stock and warrants to purchase shares of our common stock at a combined public offering price of $1.50 per share and related warrant (the December 2017 Public Offering). We issued an aggregate of 10,000,000 shares of our common stock and warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $1.50 per share (the December 2017 Offering Warrants). The December 2017 Offering Warrants are exercisable at any time through December 13, 2022, and do not contain any cashless exercise features as long as our Registration Statement on Form S-1 (Registration No. 333-221009) (the S-1) is effective. We received net proceeds of approximately $13.6 million from the December 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering. The common stock and the shares of common stock underlying the December 2017 Offering Warrants issued in the December 2017 Public Offering were offered, issued and sold pursuant to the S-1.

In September 2017, we completed an underwritten public offering, pursuant to which we sold 1,371,430 shares of our common stock and Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 shares of common stock (collectively, the Warrants), each initially exercisable for $1.82 per share to two of our existing institutional investors, resulting in net proceeds of approximately $2.0 million (the September 2017 Public Offering). The Series A1 Warrants will be exercisable for a five-year period commencing on March 7, 2018, and the Series A2 Warrants are exercisable at any time and expire on September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were sold pursuant to our effective Registration Statement on Form S-3 (Registration No. 333-215671) to cover this and potential future sales of our equity securities in one or more public offerings from time to time. Consistent with the anti-dilution protection provisions of the Series A2 Warrants, the exercise price of such warrants was reduced upon the closing of the December 2017 Public Offering. At the date of this Report, all of the Series A2 Warrants have been exercised at the reset exercise price as a result of the December 2017 Public Offering. Following these exercises, none of our outstanding warrants have down round anti-dilution protection features.

During the nine months ended December 31, 2017, we entered into self-placed private placement transactions with individual accredited investors, pursuant to which we sold units consisting of an aggregate of 616,323 shares of our unregistered common stock and, after adjustments, warrants which are not exercisable until six months and one day following issuance and expire between April 30, 2021 and November 30, 2022, to purchase an aggregate of 616,323 unregistered shares of our common stock at a weighted average fixed exercise price of approximately $2.00 per share. We received aggregate cash proceeds of approximately $1.1 million in these self-placed private placement transactions.

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

Results of Operations

Comparison of Three Months Ended December 31, 2017 and 2016

The following table summarizes the results of our operations, including both cash and noncash components, for the three months ended December 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended December 31,
	2017	2016

Sublicense revenue	$-	$1,250
Operating expenses:
Research and development	1,602	1,611
General and administrative	1,266	2,276
Total operating expenses	2,868	3,887

Loss from operations	(2,868)	(2,637)

Interest expense, net	(2)	(1)
Loss on extinguishment of accounts payable	(135)	-

Loss before income taxes	(3,005)	(2,638)
Income taxes	-	-

Net loss	(3,005)	(2,638)
Accrued dividend on Series B Preferred Stock	(263)	(238)
Deemed dividend from trigger of down round
provision feature	(199)	-
Net loss attributable to common stockholders	$(3,467)	$(2,876)

Revenue

We recognized $1.25 million in sublicense revenue pursuant to the BlueRock Therapeutics Agreement in the quarter ended December 31, 2016. While we may potentially receive additional payments and royalties under the BlueRock Therapeutics Agreement in the future, in the event certain performance-based milestones and commercial sales are achieved, we reported no revenue for the quarter ended December 31, 2017 and we presently have no recurring revenue generating arrangements with respect to AV-101 or other potential product candidates. There can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense, including both cash and noncash components, totaled $1.6 million for each of the quarters ended December 31, 2017 and 2016. Noncash expenses, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the quarter ended December 31, 2017, totaled approximately $385,000 and $215,000 for the quarters ended December 31, 2017 and 2016, respectively. While total research and development expense remains essentially unchanged, we have continued our focus on nonclinical and clinical development of AV-101, particularly our preparations for the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, which is currently anticipated in the first quarter of 2018. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2017	2016

Salaries and benefits	$347	$302
Stock-based compensation	299	114
Consulting and other professional services	7	(139)
Technology licenses and royalties, including UHN	149	293
Project-related research and supplies:
AV-101	665	894
Stem cell and all other	15	50
	680	944
Rent	104	88
Depreciation	16	8
All other	-	1

Total Research and Development Expense	$1,602	$1,611

The increase in salaries and benefits expense reflects the impact of modest salary increases granted to our Chief Medical Officer (CMO) and Chief Scientific Officer (CSO) in July 2017 and to the non-officer members of our scientific staff in June 2017 and to bonus payments made to scientific staff members in December 2017, offset by the impact of a staff position terminated in April 2017.

Noncash stock-based compensation expense increased in the current period primarily from the routine amortization of option grants made to our CSO, CMO and scientific staff in September 2017, April 2017 and November 2016. Grants awarded after December 2016 account for approximately $199,000 of 2017 expense. Expense attributable to these grants is generally being amortized over two-year to four-year vesting periods, based on the terms of the respective grants. Additionally, substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The reduction in expense in the current period primarily reflects the change in terms of consulting agreements with our stem cell-related scientific advisory board members. Consulting expense in 2016 reflected the impact of the rationalization of the agreements and accruals related to such advisory board members.

Technology license expense reflects both recurring annual license fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform. Technology license-related expense for 2016 also includes net expense of $158,000 related to the sublicense consideration paid to UHN pursuant to the BlueRock Therapeutics Agreement plus additional fees and expenses related to two new stem cell technology related licenses acquired from UHN, net of amounts previously accrued in connection with our prior Sponsored Research Collaboration Agreement (SRCA) with UHN, and $55,000 representing the fair value of a warrant granted to intellectual property counsel as partial compensation for services.

AV-101 project expenses for the quarters ended December 31, 2017 and 2016 include continuing costs incurred to develop more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce clinical trial material for the AV-101 MDD Phase 2 Adjunctive Treatment Study, as well as costs incurred for certain other nonclinical studies to facilitate further clinical development of AV-101 in MDD and potentially for other indications, and to comply with applicable FDA regulations. We expect these expenses to increase materially over the next several quarters as we initiate and conduct the AV-101 MDD Phase 2 Adjunctive Treatment Study. AV-101 expenses in 2016 also included initial costs for preparation of the IND and trial protocol submission to the FDA to obtain approval for the AV-101 MDD Phase 2 Adjunctive Treatment Study. Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives in both years, and, in 2016, our participation in the FDA’s Comprehensive In Vitro Proarrhythmia Assay (CiPA) project.

The increase in rent expense for the quarter ended December 31, 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

General and Administrative Expense

General and administrative expense, including both cash and noncash components, decreased by 44% to approximately $1.3 million from $2.3 million for the quarters ended December 31, 2017 and 2016, respectively. Noncash expense accounted for approximately $485,000 and $1,486,000 for the quarters ended December 31, 2017 and 2016, respectively, including, in both periods, stock compensation expense, a portion of investor relations and investment banking expenses, warrant modification expense, and a portion of rent expense. The overall decrease in general and administrative expenses resulted primarily from decreased professional services expenses, notably attributable to a decrease in noncash expense attributable to grants of common stock for services, a decrease in noncash warrant modification expense, partially offset by increased salary and benefits and noncash stock compensation expenses. The following table indicates the primary components of general and administrative expenses, including the cash and noncash components, for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2017	2016

Salaries and benefits	$339	$257
Stock-based compensation	390	153
Board fees	39	36
Legal, accounting and other professional fees	44	1,017
Investor relations	232	241
Insurance	60	38
Travel expenses	33	54
Rent and utilities	69	63
Warrant modification expense	13	370
All other expenses	47	47
	$1,266	$2,276

The increase in salaries and benefits primarily reflects the impact of modest salary increases granted in July 2017 to our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and in January 2017 and July 2017 to our Vice President-Corporate Development (VP-Corporate Development) and, in June 2017, to a non-officer member of our administrative staff as well as bonus payments in December 2017 to our VP-Corporate Development and an administrative staff member.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants to independent members of our Board and our CEO, CFO, VP Corporate Development and administrative staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our VP-Corporate Development in September 2016. Grants awarded after December 2016 account for approximately $274,000 of 2017 expense. Expense attributable to these grants is generally being amortized over a two-year to four-year vesting period, based on the terms of the respective grants. Additionally, substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Board fees includes fees recognized for the services of independent members of our Board. The Board modified committee assignments effective in April 2017, resulting in the slight increase in current year expense.

Legal, accounting and other professional fees for the quarters ended December 31, 2017 and 2016 includes cash expense related to routine legal services as well as accounting expense related to the review of the financial statements for the third quarter of each fiscal year. Other professional fees for the quarter ended December 31, 2016 additionally included noncash expense related to grants of an aggregate of 220,000 unregistered shares of our common stock valued on the respective grant dates at an aggregate of $862,800 plus aggregate cash payments of $80,000 to investment professionals for financial advisory and corporate development services.

Investor relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, market awareness and strategic advisory and support functions, as well as initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarters ended December 31, 2017 and 2016, in addition to cash fees and expenses we incurred, we granted an aggregate of 70,000 and 35,000 unregistered shares of our common stock, respectively, to certain investor relations, market awareness and strategic business advisory service providers for their services and recognized noncash expense of $84,000 and $137,800, respectively, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives. Travel expenses for the quarter ended December 31, 2017 were primarily related to advancing the consummation of the December 2017 Public Offering.

The increase in rent expense for the quarter ended December 31, 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

During the quarter ended December 31, 2017, we modified outstanding warrants issued in private placement transactions between August 2017 and November 2017 to purchase an aggregate of 178,572 shares of our common stock to reduce the exercise prices from a weighted average of $2.32 per share to a weighted average of $1.58 per share. We recognized the calculated increase in the fair value of the warrants, $13,000, as noncash warrant modification expense. During the quarter ended December 31, 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 163,044 shares of our common stock for an aggregate of 110,008 shares of our unregistered common stock.  We accounted for these transactions as warrant modifications, resulting in our recognition of $293,300 in noncash expense in the quarter ended December 31, 2016. During that quarter we also modified an outstanding warrant to reduce the exercise price from $8.00 per share to $3.51 per share and increase the number of shares exercisable under the warrant from 25,000 shares to 50,000 shares, recognizing $76,900 in noncash expense as the incremental fair value attributable to the modification.

Interest and Other Expenses

Interest expense totaled $2,000 for the quarter ended December 31, 2017 compared to $900 reported for the quarter ended December 31, 2016. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

During the quarter ended December 31, 2017, we issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 for the quarter.

We recognized $263,000 and $237,700 for the quarters ended December 31, 2017 and 2016, respectively, representing the 10% cumulative dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of our Series B Preferred stock into shares of our common stock since August 2016.

Our sale of units consisting of common stock and warrants in the December 2017 Public Offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock issued in the September 2017 Public Offering. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced from the initial exercise price of $1.82 per share to $0.001 per share. We recognized the effect of triggering the down round feature, $199,200, as a further addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss and as a dividend in our Condensed Consolidated Statement of Stockholders’ Equity included in Part I of this Report.

Comparison of Nine Months Ended December 31, 2017 and 2016

The following table summarizes the results of our operations, including both cash and noncash components, for the nine months ended December 31, 2017 and 2016 (amounts in thousands).

	Nine Months Ended December 31,
	2017	2016

Sublicense revenue	$-	$1,250
Operating expenses:
Research and development	5,125	4,043
General and administrative	4,997	4,908
Total operating expenses	10,122	8,951

Loss from operations	(10,122)	(7,701)

Interest expense (net)	(8)	(4)
Loss on extinguishment of accounts payable	(135)	-

Loss before income taxes	(10,265)	(7,705)
Income taxes	(2)	(2)

Net loss	(10,267)	(7,707)
Accrued dividend on Series B Preferred Stock	(767)	(1,018)
Deemed dividend from trigger of down round
provision feature	(199)	-
Deemed dividend on Series B Preferred Stock	-	(111)
Net loss attributable to common stockholders	$(11,233)	$(8,836)

Revenue

We recognized $1.25 million in sublicense revenue pursuant to the BlueRock Therapeutics Agreement in the nine months ended December 31, 2016. While we may potentially receive additional payments and royalties under the BlueRock Therapeutics Agreement in the future, in the event certain performance-based milestones and commercial sales are achieved, we reported no revenue for the nine months ended December 31, 2017 and we presently have no recurring revenue generating arrangements with respect to AV-101 or other potential product candidates. There can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense, including both cash and noncash components, totaled $5.1 million for the nine months ended December 31, 2017, an increase of approximately 27% compared to the $4.0 million reported for the nine months ended December 31, 2016. Noncash expenses totaled approximately $1,228,000 and $346,000 in the nine months ended December 31, 2017 and 2016, respectively, including stock compensation, depreciation and a portion of rent expense in both periods, and a portion of AV-101 project expenses in the nine months ended December 31, 2017. The increase in research and development expense in 2017 reflects our continued focus on nonclinical and clinical development of AV-101, particularly our preparations for the launch of the AV-101 MDD Phase 2 Adjunctive Treatment Study, which is currently anticipated in the first quarter of 2018. The following table indicates the primary cash and noncash components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2017	2016

Salaries and benefits	$1,231	$1,013
Stock-based compensation	627	240
Consulting and other professional services	23	(81)
Technology licenses and royalties	309	547
Project-related research and supplies:
AV-101	2,465	1,963
Stem cell and all other	105	129
	2,570	2,092
Rent	308	206
Depreciation	54	25
All other	3	1

Total Research and Development Expense	$5,125	$4,043

The increase in salaries and benefits reflects the hiring of our Chief Medical Officer (CMO) in June 2016, and a salary increase granted to our CMO in July 2017, as well as salary increases granted to our Chief Scientific Officer (CSO) and to the non-officer members of our scientific staff in June 2016 and June 2017, offset by the impact of a staff position terminated in April 2017. Additionally, our then-newly-hired CMO did not receive a bonus in July 2016; however, both our CMO and CSO were granted a bonus in September 2017.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants made to our CSO, CMO and scientific staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our CMO in June 2016. Grants awarded after December 2016 account for approximately $279,000 of 2017 expense. The expense attributable to these grants is generally being amortized over a two-year to four-year vesting period, based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The reduction in expense in 2017 primarily reflects the change in terms of consulting agreements with our stem cell-related scientific advisory board members. Consulting expense in 2016 reflected the impact of the rationalization of the agreements and accruals related to such advisory board members.

Technology license expense in both periods reflects both recurring annual license fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense also includes legal counsel and other costs we have incurred to advance numerous pending or now-granted patent applications in the U.S. and various foreign countries with respect to AV-101 and our stem cell technology platform. Technology license-related expense for 2016 also includes net expense of $158,000 related to the sublicense consideration paid to UHN pursuant to the BlueRock Therapeutics Agreement plus additional fees and expenses related to two new stem cell technology related licenses acquired from UHN, net of amounts previously accrued in connection with our prior SRCA with UHN, and $55,000 representing the fair value of a warrant granted to intellectual property counsel as partial compensation for services.

AV-101 project expense for both periods includes costs incurred to develop more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce clinical trial material enabling the AV-101 MDD Phase 2 Adjunctive Treatment Study, and, primarily in 2017, costs incurred for certain other nonclinical studies to facilitate further clinical development of AV-101 in MDD and potentially for other indications and to comply with applicable FDA regulations. We expect these expenses to increase materially over the next several quarters as we initiate and conduct the AV-101 MDD Phase 2 Adjunctive Treatment Study. Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives, and, to a greater extent in 2016, our participation in the FDA’s CiPA project.

The increase in rent expense for 2017 reflects higher commercial property rents prevalent in the South San Francisco real estate market and recognized in our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years, from July 31, 2017 to July 31, 2022, and the related accounting for the extension amendment.

General and Administrative Expense

General and administrative expense, including both cash and noncash components, increased approximately 2% to $5.0 million for the nine months ended December 31, 2017 from $4.9 million for the nine months ended December 31, 2016. Noncash expense accounted for approximately $2.2 million and $2.5 million for the nine months ended December 31, 2017 and 2016, respectively, including, in both periods, stock compensation expense, a portion of investor relations and professional services expenses, warrant modification expense, and a portion of rent expense. The overall increase in general and administrative expenses was primarily attributable to increased salary and benefits expense and noncash stock compensation and investor relations expenses, offset by reductions in professional services and noncash warrant modification expenses. The following table indicates the primary components of general and administrative expenses, including noncash components, for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2017	2016

Salaries and benefits	$1,260	$932
Stock-based compensation	760	334
Board fees	117	105
Legal, accounting and other professional fees	739	1,766
Investor relations	1,229	820
Insurance	181	116
Travel expenses	95	126
Rent and utilities	209	148
Warrant modification expense	293	427
All other expenses	114	134
	$4,997	$4,908

The increase in salaries and benefits reflects the impact of the hiring of our VP-Corporate Development in September 2016 and salary increases granted in June 2016 and July 2017 to our CEO and CFO, and in June 2016 and June 2017 to a non-officer member of our administrative staff. Additionally, each of our officers was granted a bonus in September 2017, but our VP-Corporate Development had not yet joined the Company in July 2016, when our CEO and CFO received a bonus payment.

Stock based compensation expense increased in 2017 primarily as a result of the routine amortization of option grants to independent members of our Board of Directors and our CEO, CFO, VP-Corporate Development and administrative staff in September 2017, April 2017 and November 2016, plus the new-hire grant made to our VP-Corporate Development in September 2016. Grants awarded after December 2016 account for approximately $383,000 of 2017 expense. The expense attributable to these grants is generally being amortized over a two-year to four-year vesting period based on the terms of the respective grants. Substantially all option grants made prior to September 2015 were fully-vested and fully-expensed prior to June 30, 2017.

Board fees includes fees recognized for the services of independent members of our Board. The Board modified committee assignments effective in April 2017, resulting in the modest increase in expense.

Legal, accounting and other professional fees for the nine months ended December 31, 2017 and 2016 includes expense related to routine legal services as well as the accounting expense related to the annual audit of the prior year’s financial statements, tax return preparation and the review of the financial statements for the first three quarters of the current fiscal year. In addition to cash fees incurred, during the nine months ended December 31, 2017, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as partial compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. Noncash expense for the nine months ended December 31, 2016 included (i) $337,500 recognized in the quarter ended June 30, 2016 pursuant to the June 30, 2015 grant of an aggregate of 90,000 shares of our Series B 10% convertible preferred stock having an aggregate fair value of $1,350,000 as compensation for financial advisory and corporate development service contracts with two independent providers for services to be performed through June 30, 2016; (ii) $108,500 recognized in the quarter ended September 30, 2016 representing the fair value of 25,000 unregistered shares of our common stock granted to a legal services provider as compensation for services; and (iii) $862,800 recognized in the quarter ended December 31, 2016 representing the fair value of 220,000 unregistered shares of our common stock granted as compensation for financial advisory, investment banking and business development services.

Investor relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, market awareness and strategic advisory and support functions, as well as initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company, including among registered investment professionals and investment advisors, and individual and institutional investors. In the nine months ended December 31, 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 552,000 shares of our unregistered common stock to various corporate development, investor relations, market awareness and business advisory service providers as full or partial compensation for their services and recognized noncash expense totaling $847,300, representing the fair value of the stock at the time of issuance. In the nine months ended December 31, 2016, in addition to cash fees and expenses we incurred, we granted an aggregate of 60,000 unregistered shares of our common stock to three investor relations and investor awareness service providers as partial compensation for their services and recognized noncash expense of $246,300, representing the fair value of the stock at the time of issuance. During the same period in 2016, we also granted three-year, immediately exercisable warrants to purchase an aggregate of 75,000 shares of our unregistered common stock at exercise prices ranging from $4.50 per share to $6.00 per share to three investor relations service providers and recognized non-cash expense of $172,300 representing the fair value of the warrants at the time of issuance.

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

In September 2017, we reduced the exercise price of 247,500 warrants issued in the Spring 2017 Private Placement from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the Spring 2017 Private Placement investors additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the quarter ended September 30, 2017, representing the increase in fair value of the warrants granted initially before and after the modification and the fair value of the additional warrants granted. In December 2017, we modified outstanding warrants issued in private placement transactions between August 2017 and November 2017 to purchase an aggregate of 178,572 shares of our common stock to reduce the exercise prices from a weighted average of $2.32 per share to a weighted average of $1.58 per share. We recognized the increase in the fair value of the warrants, $13,000, as noncash warrant modification expense in the quarter ended December 31, 2017. Between April 2016 and December 2016, we entered into warrant exchange agreements with certain warrant holders pursuant to which the warrant holders exchanged outstanding warrants to purchase an aggregate of 224,513 shares of our common stock for an aggregate of 156,246 shares of our unregistered common stock. We accounted for these transactions as warrant modifications, resulting in our recognition of an aggregate of $350,700 in noncash expense attributable to the increase in fair value related to the warrant exchanges during the nine-month period ended December 31, 2016. Further, in December 2016, we modified an outstanding warrant to reduce the exercise price from $8.00 per share to $3.51 per share and increase the number of shares exercisable under the warrant from 25,000 shares to 50,000 shares, recognizing $76,900 in expense in the quarter then ended as the incremental fair value attributable to the modification.

Interest and Other Expenses

Interest expense totaled $7,700 for the nine months ended December 31, 2017 compared to $3,700 for the nine months ended December 31, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

During the quarter ended December 31, 2017, we issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 for the quarter.

We recognized $766,600 and $1,018,500 for the nine months ended December 31, 2017 and 2016, respectively, representing the 10% cumulative noncash dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. The reduction in the dividend accrual results from the automatic conversion of an aggregate of 2,403,051 shares of Series B Preferred into an equal number of shares of our common stock upon our completion of our May 2016 public offering of shares of our common stock and warrants, and a subsequent voluntary conversion of 87,500 shares of our Series B Preferred in August 2016. There have been no conversions of outstanding shares of Series B Preferred into common shares since August 2016.

Our sale of units consisting of common stock and warrants in the December 2017 Public Offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock issued in the September 2017 Public Offering. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced from the initial exercise price of $1.82 per share to $0.001 per share. We recognized the effect of triggering the down round feature, $199,200, as a further addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss and as a dividend in our Condensed Consolidated Statement of Stockholders’ Equity included in Part I of this Report.

During the quarter ended June 30, 2016, we allocated the proceeds from our self-placed private placement sales of Series B Preferred Units to the Series B Preferred stock and the Series B Warrants based on their relative fair values on the dates of the sales. The difference between the relative fair value per share of the Series B Preferred, approximately $4.20 per share, and its Conversion Price (or stated value) of $7.00 per share represented a deemed dividend to the purchasers of the Series B Preferred Units. Accordingly, we recognized a deemed dividend in the aggregate amount of $111,100 in arriving at net loss attributable to common stockholders for the nine months ended December 31, 2016 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report.

Liquidity and Capital Resources

From our inception in May 1998 through December 31, 2017, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities, including convertible promissory notes and short-term promissory notes, for cash proceeds of approximately $61.4 million, as well as from an aggregate of approximately $17.6 million of government research grant awards, strategic collaboration payments, intellectual property sublicensing and other revenues. We have also issued equity securities with an approximate aggregate value at issuance of $35.6 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services. Additionally, pursuant to our CRADA with the NIH, the NIMH continues to conduct Phase 2 clinical development activities relating to AV-101 as a potential new generation antidepressant. The NIMH AV-101 MDD Phase 2 Monotherapy Study is being sponsored in full, at no cost to us other than supplying clinical trial material, by the NIMH under the direction of Dr. Carlos Zarate Jr. as Principal Investigator.

In December 2017, we completed the December 2017 Public Offering, resulting in gross proceeds of $15.0 million, during which we offered and sold shares of our common stock and warrants to purchase shares of our common stock at a combined public offering price of $1.50 per share and related warrant. We issued an aggregate of 10,000,000 shares of our common stock and December 2017 Offering Warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $1.50 per share. The December 2017 Offering Warrants are exercisable at any time through December 13, 2022, and do not contain any cashless exercise features as long as our Registration Statement on Form S-1 (Registration No. 333-221009) is effective. We received net proceeds of approximately $13.6 million from the December 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering. The common stock and the shares of common stock underlying the December 2017 Offering Warrants issued in the December 2017 Public Offering were offered, issued and sold pursuant to the S-1.

In September 2017, we completed the September 2017 Public Offering, pursuant to which we sold 1,371,430 shares of our common stock and Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 shares of common stock, each initially exercisable for $1.82 per share to two of our existing institutional investors, resulting in net proceeds of approximately $2.0 million. The Series A1 Warrants will be exercisable for a five-year period commencing on March 7, 2018, and the Series A2 Warrants are exercisable at any time and expire on September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were sold pursuant to our effective Registration Statement on Form S-3 (Registration No. 333-215671) to cover this and potential future sales of our equity securities in one or more public offerings from time to time. Consistent with the anti-dilution protection provisions of the Series A2 Warrants, the exercise price of such warrants was reduced upon the closing of the December 2017 Public Offering. At the date of this Report, all of the Series A2 Warrants have been exercised at the reset exercise price as a result of the December 2017 Public Offering. Following these exercises, none of our outstanding warrants have down round anti-dilution protection features.

During the nine months ended December 31, 2017, we entered into self-placed private placement transactions with individual accredited investors, pursuant to which we sold units consisting of an aggregate of 616,323 shares of our unregistered common stock and, after adjustments, warrants which are not exercisable until six months and one day following issuance and expire between April 30, 2021 and November 30, 2022, to purchase an aggregate of 616,323 unregistered shares of our common stock at a weighted average fixed exercise price of approximately $2.00 per share. We received aggregate cash proceeds of approximately $1.1 million in these self-placed private placement transactions.

At December 31, 2017, we had a cash and cash equivalents balance of $13.0 million. We believe this amount is sufficient to enable us to fund our planned operations for the next 12 months. We expect to seek additional capital to finalize and release the results of the AV-101 MDD Phase 2 Adjunctive Treatment Study, produce additional AV-101 study material, conduct Phase 3-enabling studies, conduct Phase 3 studies in MDD, conduct AV-101 Phase 2 studies in CNS indications other than MDD and to fund our internal operations in 2019 and beyond.

We expect, as we have numerous times in the past, to raise additional capital as and when necessary and advisable, potentially including through an offering under a Registration Statement on Form S-1, through one or more offerings under our effective S-3 Registration Statement or through other capital raising activity, to sustain our operations and achieve our key corporate objectives beyond the next twelve months, including finalizing and releasing the results of the AV-101 MDD Phase 2 Adjunctive Treatment Study. There can, however, be no assurance that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all.

We may also seek additional research and development collaborations that could generate revenue, funding for development of AV-101 and additional product candidates, and/or additional government grant awards and agreements similar to our current CRADA with the NIMH, under which the NIMH is fully funding and conducting the NIMH AV-101 MDD Phase 2 Monotherapy Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Agreement, we may also pursue similar arrangements with third-parties covering other of our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of AV-101 as an adjunctive treatment for MDD and other potential CNS conditions, and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as the timing of and projected costs relating to key research and development projects, including our expenses associated with the AV-101 MDD Phase 2 Adjunctive Treatment Study, regulatory consulting, CRO and CMO services, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and working capital costs.

Notwithstanding the foregoing, substantial additional financing may not be available to us on a timely basis, on acceptable terms, or at all. If we are unable to obtain substantial additional financing on a timely basis as and when needed in 2018 or 2019 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2017	2016

Net cash used in operating activities	$(6,454)	$(5,968)
Net cash used in investing activities	(2)	(10)
Net cash provided by financing activities	16,567	9,921

Net increase in cash and cash equivalents	10,111	3,943
Cash and cash equivalents at beginning of period	2,921	429
Cash and cash equivalents at end of period	$13,032	$4,372

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

We have applied for, and have been granted Fast Track designation from the FDA for AV-101 for the treatment of MDD. However, this designation may not actually lead to a faster development or regulatory review or approval process for AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for AV-101 as a treatment option for other CNS indications or for other product candidates in the future.

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

In October 2017 we applied for FDA Fast Track designation for AV-101, and in December 2017 the FDA granted Fast Track designation for AV-101 for the treatment of MDD. However, this designation may not lead to a faster development or regulatory review or approval process for AV-101 and the FDA may withdraw Fast Track designation of AV-101 if it believes that the designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for AV-101 as a treatment option for other CNS indications, as well as for other product candidates. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe AV-101 and other product candidates are eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures.

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

If serious adverse events or other undesirable side effects or safety concerns are identified during the use of AV-101 in investigator-sponsored clinical trials or in our clinical trials of AV-101, it may adversely affect or delay our clinical development of AV-101 for MDD and other CNS indications.

AV-101 as a monotherapy is currently being tested by the NIMH in the NIMH AV-101 MDD Phase 2 Monotherapy Study and may be subjected to testing in the future for other CNS indications in additional investigator sponsored clinical trials. If serious adverse events or other undesirable side effects or safety concerns, or unexpected characteristics of AV-101 are observed in investigator-sponsored clinical trials of AV-101 or in our clinical trials of AV-101, it may adversely affect or delay our clinical development of AV-101, and the occurrence of these events would have a material adverse effect on our business and financial prospects.

Failures or delays in the commencement or completion of our planned clinical trials and nonclinical studies of AV-101 or other our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

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

●
difficulties obtaining Institutional Review Board (IRB) approval to conduct a clinical trial at a prospective clinical site or sites;

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

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101 or other product candidates may force us to amend nonclinical studies and clinical trial protocols or the FDA may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for AV-101 or other product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct nonclinical and clinical trials of AV-101 and any other product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, completion of nonclinical and clinical trials and development of AV-101 and other product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize AV-101 or other product candidates and our business could be substantially harmed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical and clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs or the NIH does not relieve us of our regulatory responsibilities. We and our CROs, the NIMH and any investigator in an investigator-sponsored study are required to comply with regulations and guidelines, including current cGCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design our clinical trials for our product candidates, we plan to have CROs, and in the case of the NIMH AV-101 MDD Phase 2 Monotherapy Study, the NIMH, conduct the AV-101 Phase 2 and Phase 3 clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs or the NIMH, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the NIMH or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of AV-101 and other product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs or the NIMH devote to our program or our clinical products. If we are unable to rely on nonclinical and clinical data collected by our CROs or the NIMH, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We rely completely on third-parties to manufacture and prepare supplies of AV-101 for all nonclinical and clinical studies of AV-101, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of AV-101 in the future.

We do not currently have, nor do we plan to acquire or develop, the necessary infrastructure internal resources or technical capabilities to manufacture and prepare supplies of AV-101, or any future product candidates, for use in nonclinical and clinical studies, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale.  As a result, we rely completely on third party contract manufacturing organizations (CMOs) to manufacture AV-101 active pharmaceutical ingredient (API) and prepare AV-101 final drug product. The facilities used by our CMOs to manufacture AV-101 API and final drug product are subject to a pre-approval inspection by the FDA to assess compliance with applicable requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

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

If any of our product candidates are ultimately regulated as controlled substances, we, our CMOs, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

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

If any of our product candidates are regulated as controlled substances, depending on the controlled substance schedule in which the product candidates are placed, we, our contract manufacturers, and any future distributers, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. Moreover, if any of our product candidates are regulated as controlled substances, we and our CMOs would be subject to initial and periodic DEA inspection.If we or our contract manufacturers are not able to obtain or maintain any necessary DEA registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CMOs, which would take time and cause us to incur additional costs, delaying or limit our commercialization efforts.

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

We do not currently have an infrastructure for the sale, marketing and distribution of pharmaceutical products, nor do we intend to create such capabilities in the foreseeable future. Therefore, in order to market our product candidates, if approved by the FDA or any other regulatory body, we must make contractual arrangements with third parties to perform services related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates. If we are unable to establish adequate contractual arrangements for such sales, marketing and distribution capabilities, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Currently, management is unaware of any FDA-approved oral adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of action and safety profile as our oral AV-101. However, new antidepressant products with other mechanisms of action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are sometimes used before or instead of standard antidepressant medications to treat patients with MDD.

In the field of new generation, orally available, adjunctive treatments of adult MDD patients with an inadequate response to standard FDA-approved antidepressants, we believe our principal competitor is Alkermes’ oral opiate modulator drug candidate, ALKS-5461, which adjunctive treatment product candidate is the subject of a New Drug Application recently submitted to the FDA by Alkermes.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  We believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, AstraZeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson/Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We may not be successful in our efforts to identify or discover additional product candidates, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. Although AV-101 is in Phase 2 clinical development for treatment of MDD, we may fail to pursue additional CNS-related Phase 2 development opportunities for AV-101, or identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as AV-101, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for AV-101 as an adjunctive treatment of MDD, physicians may nevertheless prescribe AV-101 to their patients in a manner that is inconsistent with the FDA-approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Our future success is highly dependent upon our ability to successfully develop and commercialize AV-101, acquire or license additional product candidates, or discover, as well as produce, develop and commercialize proprietary drug rescue NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize AV-101, acquire or license additional product candidates or discover and develop drug rescue NCEs, or that, if produced, AV-101 or any other product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce drug rescue NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced. In particular, our drug rescue programs may initially show promise in identifying potential NCEs, yet fail to yield a lead NCE suitable for preclinical, clinical development or commercialization for many reasons, including the following:

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

In addition, we do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant pharmaceutical sales, marketing or distribution experience. We may seek to collaborate with others to develop and commercialize AV-101, drug rescue NCEs and/or other product candidates if and when they are acquired and developed.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute AV-101, any drug rescue NCEs or other product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential drug rescue NCEs and no operating history with respect to the production of drug rescue NCEs, and we may never be able to produce a drug rescue NCE.

If we are unable to develop and commercialize AV-101, acquire or license additional product candidates, or produce suitable drug rescue NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

With respect to drug rescure,there are a number of factors, in addition to the utility of CardioSafe 3D, that may impact our ability to identify and produce, develop or out-license and commercialize drug rescue NCEs, independently or with strategic partners, including:

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

Even if we do acquire additional product candidates or produce proprietary drug rescue NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from AV-101, additional acquired or licensed products candidates or any drug rescue NCEs we or our potential collaborators must complete preclinical and clinical developments, submit clinical and manufacturing data to the FDA, qualify a third party CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our contract manufacturer is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Risks Related to Our Financial Position

We have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $10.3 million and $47.2 million, which includes $26.7 million of non-cash expense related to the extinguishment of essentially all of our outstanding promissory notes and certain other indebtedness, during the fiscal years ended March 31, 2017 and 2016, respectively. We incurred a net loss of approximately $10.3 million in the nine months ended December 31, 2017 and, as of that date, we had an accumulated deficit of approximately $152.5 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with non-clinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, including receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH, not including the fair market value of the ongoing NIMH AV-101 MDD Phase 2 Monotherapy Study fully-sponsored by the NIMH under our NIMH CRADA. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, or we enter into one or more development and commercialization agreements with respect to AV-101 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our audited consolidated financial statements for the year ended March 31, 2017 as well as the unaudited condensed consolidated financial statements for the period ended December 31, 2017 included elsewhere in this Report have been prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At December 31, 2017, we had a cash and cash equivalents balance of $13.0 million. We believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included in this Report. We expect to seek additional capital to finalize the results from the AV-101 MDD Phase 2 Adjunctive Treatment Study, produce additional AV-101 study material, conduct Phase 3-enabling studies, conduct Phase 3 studies in MDD, conduct AV-101 Phase 2 studies in CNS indications other than MDD and to fund our internal operations in 2019 and beyond.

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

●
substantial monetary awards to trial participants or patients; or

●
product recalls, withdrawals or labeling, marketing or promotional restrictions.

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

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use and any other inventions we consider important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Although we have an issued patent relating to AV-101 in the U.S. and the European Union, we cannot yet provide any assurances that any of our other numerous pending U.S. and additional foreign patent applications relating to AV-101 will mature into issued patents and, if they do, that such patents will include claims with a scope sufficient to protect AV-101 or otherwise provide any competitive advantage. Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents,if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

If, instead of identifying drug rescue candidates based on information available to us in the public domain, we seek to in-license drug rescue candidates from biotechnology, medicinal chemistry and pharmaceutical companies, academic, governmental and nonprofit research institutions, including the NIH, or other third parties, there can be no assurances that we will obtain material ownership or economic participation rights over intellectual property we may derive from such licenses or similar rights to the drug rescue NCEs we may produce and develop. If we are unable to obtain ownership or substantial economic participation rights over intellectual property related to drug rescue NCEs we produce and develop, our business may be adversely affected.

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

The market price for our common stock, similar to other biopharmaceutical companies, is likely to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●
plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

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

Our Restated Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at December 31, 2017; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at December 31, 2017; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at December 31, 2017. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, in a self-placed private placement transaction, we sold to an accredited investor units consisting of (i) 150,000 shares of our unregistered common stock and (ii) warrants exercisable through November 30, 2021 to purchase 150,000 unregistered shares of our common stock at an exercise price of $1.50 per share. The warrants are not exercisable until six months and one day following the date of issuance. We received cash proceeds of $150,000 from this sale of our securities.

In December 2017, we issued 50,000 shares of our unregistered common stock for services provided by our contract research organization under the terms of a negotiated work order.

In December 2017, we issued 500,000 shares of our unregistered common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable.

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

Dated: February 12, 2018