Form 10-Q
period 2018-06-30
VistaGen Therapeutics, Inc.
filed 2018-08-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 14, 2018, 25,815,615 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2018

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2018	2018
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$7,231,200	$10,378,300
Prepaid expenses and other current assets	617,300	644,800
Total current assets	7,848,500	11,023,100
Property and equipment, net	359,000	207,400
Security deposits and other assets	47,800	47,800
Total assets	$8,255,300	$11,278,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629,500	$1,195,700
Accrued expenses	1,057,900	206,300
Current notes payable	181,100	53,900
Capital lease obligations	2,700	2,600
Total current liabilities	1,871,200	1,458,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	2,881,800	2,608,300
Deferred rent liability	272,000	285,600
Capital lease obligations	8,600	9,300
Total non-current liabilities	3,162,400	2,903,200
Total liabilities	5,033,600	4,361,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and March 31, 2018:
Series A Preferred, 500,000 shares authorized, issued and outstanding at June 30, 2018 and March 31, 2018	500	500
Series B Preferred; 4,000,000 shares authorized at June 30, 2018 and March 31, 2018; 1,160,240 shares
issued and outstanding at June 30, 2018 and March 31, 2018	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at June 30, 2018 and March 31, 2018; 2,318,012 shares
issued and outstanding at June 30, 2018 and March 31, 2018	2,300	2,300
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2018 and March 31, 2018;
23,213,280 and 23,068,280 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	23,200	23,100
Additional paid-in capital	167,920,900	167,401,400
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2018 and March 31, 2018	(3,968,100)	(3,968,100)
Accumulated deficit	(160,758,300)	(156,543,800)
Total stockholders’ equity	3,221,700	6,916,600
Total liabilities and stockholders’ equity	$8,255,300	$11,278,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$2,743,700	$1,096,200
General and administrative	1,466,300	1,164,300
Total operating expenses	4,210,000	2,260,500
Loss from operations	(4,210,000)	(2,260,500)
Other expenses, net:
Interest expense, net	(2,100)	(2,400)

Loss before income taxes	(4,212,100)	(2,262,900)
Income taxes	(2,400)	(2,400)
Net loss and comprehensive loss	(4,214,500)	(2,265,300)

Accrued dividend on Series B Preferred stock	(273,500)	(247,300)

Net loss attributable to common stockholders	$(4,488,000)	$(2,512,600)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.20)	$(0.28)

Weighted average shares used in computing basic
and diluted net loss attributable to common
stockholders per common share	22,987,066	9,034,213

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,214,500)	$(2,265,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,000	23,600
Stock-based compensation	612,600	367,000
Amortization of deferred rent	(13,600)	63,300
Fair value of common stock granted for services	145,000	49,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	148,500	101,000
Accounts payable and accrued expenses, including accrued interest	171,700	(473,500)
Net cash used in operating activities	(3,135,300)	(2,134,100)

Cash flows from property and investing activities:
Construction of tenant improvements	(35,400)	-
Net cash used in investing activities	(35,400)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	57,500	873,300
Repayment of capital lease obligations	(600)	(600)
Repayment of notes payable	(33,300)	(31,700)
Net cash provided by financing activities	23,600	841,000
Net increase in cash and cash equivalents	(3,147,100)	(1,293,100)
Cash and cash equivalents at beginning of period	10,378,300	2,921,300
Cash and cash equivalents at end of period	$7,231,200	$1,628,200

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$160,500	$142,400
Accrued dividends on Series B Preferred	$273,500	$247,300
See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company focused on developing new generation medicines for depression and other diseases and disorders of the central nervous system (CNS) with high unmet need.

Our lead CNS product candidate, AV-101, is an oral, non-opioid and non-sedating therapy that we believe offers the potential to be a new at-home treatment for multiple CNS indications with high unmet medical need. These indications include potential use as a new generation treatment alternative for Major Depressive Disorder (MDD), as a non-addictive, non-sedating option for management of chronic neuropathic pain (CNP), to reduce dyskinesia induced by levodopa (L-DOPA) therapy for Parkinson’s disease (PD LID), to reduce suicidal ideation and for additional CNS indications where modulation of NMDA (N-methyl-D-aspartate) receptor and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptor pathways may achieve therapeutic benefit.

For MDD, we believe AV-101 has potential as an oral, at home, stand-alone first line therapy and as an adjunctive therapy. As an adjunctive therapy, we believe AV-101 has potential to both (i) augment current antidepressants approved by the U.S. Food and Drug Administration (FDA) and displace atypical antipsychotics, such as aripiprazole, in the current MDD drug treatment paradigm for patients with MDD who have an inadequate response to standard antidepressants, and (ii) prevent relapse of MDD and/or suicidal ideation following successful treatment with the FDA-approved anesthetic, ketamine hydrochloride (ketamine) when used to treat patients with treatment-resistant MDD, whether administered by intravenous (IV) injection or as an intranasal spray formulation. We believe AV-101 may have potential to deliver ketamine-like antidepressant effects as an oral therapy on an at-home basis, without the requirement for inconvenient administration in a medical setting or the use of needles, and without causing psychological or other side effects and safety concerns associated with ketamine therapy.

AV-101 is currently in Phase 2 development in the United States. In the fourth quarter of 2017, we received authorization from the FDA to initiate ELEVATE, our Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study). As planned, we initiated the ELEVATE Study in the first quarter of 2018. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study by the end of the first half of 2019.

AV-101 is also the subject of two small government-funded clinical studies. The first study is a small Phase 2 clinical study being conducted and funded by the U.S. National Institute of Mental Health (the NIMH), pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study, which is focused on AV-101 monotherapy for subjects with treatment-resistant MDD and certain biomarkers. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection. We are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on the second study, which is a small first-step clinical trial involving healthy volunteer Veterans from either Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn designed to test potential anti-suicidal effects of AV-101 in Veterans (the Baylor Study). Dr. Marijn Lijffijt of Baylor is the Principal Investigator of the Baylor Study. VistaGen and the VA entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) regarding clinical trial material for the Baylor Study, and government funding from the VA will be provided for substantially all other study costs.

In addition to our CNS business, we have two additional programs through our wholly-owned subsidiary VistaGen Therapeutics, Inc., a California corporation, dba VistaStem Therapeutics (VistaStem). VistaStem is focused on applying human pluripotent stem cell (hPSC) technology to rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases, and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline or out-licensing.  To advance potential RM applications of VistaStem’s cardiac stem cell technology, we have exclusively sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established in 2016 with $225 million of committed capital from Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional VistaStem collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

Subsidiaries

As noted above, VistaStem is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2018 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2019, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2018 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 26, 2018.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $160.8 million accumulated from inception (May 1998) through June 30, 2018. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further potential development of AV-101, initially as an adjunctive treatment for MDD and subsequently as a new treatment alternative for other CNS conditions, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2018, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $61.4 million, as well as from an aggregate of approximately $17.6 million of government research grant awards (excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $33.7 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At June 30, 2018, we had cash and cash equivalents of $7.2 million.

Our cash position at June 30, 2018 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, including expenditures required to satisfy a significant portion of the projected expense associated with our ELEVATE Study, raising substantial doubt that we can continue as a going concern. However, to alleviate that doubt, since June 30, 2018 we have raised $3.36 million of additional capital as described below, and we plan, as we have numerous times in the past, to raise additional capital when and as needed, primarily through the sale of our equity securities in one or more private placements to accredited investors or public offerings.

Between July 1, 2018 and August 13, 2018, we sold to accredited investors units consisting of an aggregate of 2,688,000 unregistered shares of our common stock, par value $0.001 per share, and warrants exercisable at least six months and one day following issuance and through February 28, 2022 to purchase 2,688,000 unregistered shares of our common stock at $1.50 per share, from which we received cash proceeds of $3,360,000 (the 2018 Private Placement). See Note 10, Subsequent Events, for additional information regarding the 2018 Private Placement. Further, subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101 and/or additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Agreement, we may also pursue similar arrangements with third-parties involving our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that future financings will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2018 or 2019 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to share-based compensation, and assumptions that have been used historically to value warrants and warrant modifications. With the exception of the BlueRock Agreement pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, we do not currently have, nor have we had during the periods covered by this Report, any arrangements requiring the recognition of revenue.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101 and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions.  For option grants to non-employees, we re-measure the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed. Compensatory grants of stock to non-employees are generally treated as fully-earned at the time of the grant and the non-cash expense recognized is based on the quoted market price of the stock on the date of grant.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017

Research and development expense:
Stock option grants	$230,100	$191,400
	230,100	191,400
General and administrative expense:
Stock option grants	382,500	175,600
	382,500	175,600
Total stock-based compensation expense	$612,600	$367,000

We did not grant any options pursuant to our 2016 Amended and Restated Stock Incentive Plan (the 2016 Plan) to employees or consultants during the three months ended June 30, 2018.

At June 30, 2018, there were stock options outstanding to purchase 5,300,338 shares of our common stock at a weighted average exercise price of $2.43 per share.

See Note 10, Subsequent Events, for information regarding option grants made during August 2018.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Loss per Common Share

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual of dividends on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred), by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both periods presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of June 30,
	2018	2017

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Outstanding options under the Amended and Restated 2016 (formerly 2008) and 1999 Stock Incentive Plans (1999 Plan in 2017 only)	5,300,338	2,522,593

Outstanding warrants to purchase common stock	16,638,516	4,796,506

Total	26,167,106	11,547,351
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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities at fair value at June 30, 2018 or March 31, 2018.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2018, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2018, that are of significance or potential significance to us.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are to be measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We expect to adopt ASU 2018-07 as of April 1, 2019, and we are evaluating the expected impact of this new guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which will replace the existing guidance in ASC 840, Leases, and which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. This standard will become effective for our fiscal year beginning April 1, 2019, with early adoption permitted. We expect to adopt the standard as of April 1, 2019, and are continuing to evaluate the expected impact of this new guidance on our consolidated financial statements.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at June 30, 2018 and March 31, 2018:

	June 30,	March 31,
	2018	2018

AV-101 materials and services	$352,200	$505,900
Insurance	227,400	88,300
Public offering filing fees and expenses	25,900	25,900
All other	11,800	24,700
	$617,300	$644,800

Note 5. Property and Equipment

Property and equipment is composed of the following at June 30, 2018 and March 31, 2018:

	June 30,	March 31,
	2018	2018

Laboratory equipment	$888,300	$888,300
Tenant improvements	193,500	26,900
Computers and network equipment	54,600	54,600
Office furniture and equipment	79,700	79,700
	1,216,100	1,049,500
Accumulated depreciation and amortization	(857,100)	(842,100)
Property and equipment, net	$359,000	$207,400

The increase in tenant improvements reflects construction in progress at our South San Francisco, California offices at June 30, 2018, including approximately $113,700 of which is included in our Accounts Payable balance at that date. Under the terms of our November 2016 lease extension agreement, our landlord will reimburse us for up to $163,600 of such tenant improvement costs.

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at June 30, 2018 and March 31, 2018:

	June 30,	March 31,
	2018	2018

Accrued AV-101 development and related expenses	$889,500	$176,600
Accrued professional services	164,900	27,000
All other	3,500	2,700
	$1,057,900	$206,300

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at June 30, 2018 and March 31, 2018.

	June 30, 2018			March 31, 2018
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

6.50% and 7.15% Notes payable to insurance
premium financing company (current)	$181,100	$-	$181,100	$53,900	$-	$53,900

In May 2018, we executed a 6.50% promissory note in the principal amount of $160,500 in connection with certain insurance policy premiums. The note is payable in monthly installments of $16,500, including principal and interest, through March 2019, and had an outstanding balance of $144,800 at June 30, 2018. In February 2018, we executed a 7.15% promissory note in the principal amount of $59,700 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,200, including principal and interest, through December 2018, and had an outstanding balance of $36,300 at June 30, 2018.

Note 8.  Capital Stock

Common Stock and Warrants Issued in Private Placement

During the quarter ended June 30, 2018, in connection with our self-placed 2018 Private Placement, we accepted a subscription agreement from an accredited investor, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 40,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 40,000 unregistered shares of our common stock at an exercise price of $1.50 per share. The purchaser of the units has no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance. We received aggregate cash proceeds of $50,000 in connection with this self-placed private placement transaction, and the entire amount of the proceeds was credited to stockholders’ equity. Refer to Note 10, Subsequent Events, for disclosure of additional cash proceeds to us from sales of units in the 2018 Private Placement consummated after June 30, 2018.

Issuance of Common Stock to Professional Services Providers

During the quarter ended June 30, 2018, we issued 25,000 shares of our unregistered common stock having a fair value on the date of issuance of $24,000 as partial compensation to an investor relations service provider. We also issued 75,000 shares of our unregistered common stock having a fair value on the date of issuance of $99,000 as compensation under a financial advisory agreement.

Warrants Outstanding

During the quarter ended June 30, 2018, the holder of a warrant to purchase 5,000 shares of our common stock at $1.50 per share issued in our December 2017 public offering fully exercised the warrant and we received cash proceeds of $7,500. Following the warrant issuance in the 2018 Private Placement and the warrant exercise, at June 30, 2018, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $2.85 per share as follows:

		Warrants
Exercise		Outstanding at
Price	Expiration	June 30,
per Share	Date	2018

$1.50	11/30/2021 to 12/13/2022	10,185,000
$1.82	3/7/2023	1,388,931
$2.00	4/30/2021	523,573
$3.51	12/31/2021	50,000
$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	12/11/2018 to 3/3/2023	1,346,931
$8.00	3/25/2021	185,000
$10.00	1/11/2020	20,000
$20.00	9/15/2019	110,448
		16,638,516

Of the warrants outstanding at June 30, 2018, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,995,000 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At June 30, 2018, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, and other potential CNS indications. CBV is among our largest institutional stockholders at June 30, 2018, holding approximately 4% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, including AV-101, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $877,500 and $128,200 during the quarters ended June 30, 2018 and 2017, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101 and other potential product candidates will increase in future periods.

Note 10.  Subsequent Events

We have evaluated subsequent events through August 13, 2018 and have identified the following matters requiring disclosure:

Common Stock and Warrants Issued in 2018 Private Placement

Between July 1 and August 14, 2018, in connection with our self-placed 2018 Private Placement, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a purchase price of $1.25 per unit, consisting of an aggregate of 2,688,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 2,688,000 unregistered shares of our common stock at an exercise price of $1.50 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance. We received aggregate cash proceeds of $3,360,000 in connection with these self-placed private placement transactions.

Issuance of Common Stock and Warrants to Professional Services Providers

During July 2018, we issued: (i) a four-year warrant to purchase 48,000 unregistered shares of our common stock at an exercise price of $1.50 per share as compensation under a financial advisory consulting agreement; and (ii) 50,000 unregistered shares of our common stock having a fair value on the date of issuance of $68,000 and a four-year warrant to purchase 150,000 unregistered shares of our common stock at an exercise price of $1.50 per share as partial compensation under an additional financial advisory consulting agreement.

Grant of Options from 2016 Plan

On August 5, 2018, the Compensation Committee of the Board approved the grant of options to independent members of the Board, certain officers and employees to purchase an aggregate of 860,000 shares of our common stock at an exercise price of $1.27 per share, the quoted closing price of our common stock on the Nasdaq Capital Markets on the trading date preceding the grant. 25% of the options will vest immediately upon grant, and the remaining shares will vest ratably over the next twenty-four months.

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

Our lead CNS product candidate, AV-101, is an oral, non-opioid and non-sedating therapy that we believe offers the potential to be a new at-home treatment for multiple CNS indications with high unmet medical need. These indications include potential use as a new generation treatment alternative for Major Depressive Disorder (MDD), as a non-addictive, non-sedating option for management of chronic neuropathic pain (CNP), to reduce dyskinesia induced by levodopa (L-DOPA) therapy for Parkinson’s disease (PD LID), to reduce suicidal ideation and for additional CNS indications where modulation of NMDA (N-methyl-D-aspartate) receptor and AMPA (alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid) receptor pathways may achieve therapeutic benefit.

For MDD, we believe AV-101 has potential as an oral, at home, stand-alone first line therapy and as an adjunctive therapy. As an adjunctive therapy, we believe AV-101 has potential to both (i) augment current antidepressants approved by the U.S. Food and Drug Administration (FDA) and displace atypical antipsychotics, such as aripiprazole, in the current MDD drug treatment paradigm both for patients with MDD who have an inadequate response to standard antidepressants, and (ii) prevent relapse of MDD and/or suicidal ideation following successful treatment with the FDA-approved anesthetic, ketamine hydrochloride (ketamine) when used to treat patients with treatment-resistant MDD, whether administered by intravenous (IV) injection or as an intranasal spray formulation. We believe AV-101 may have potential to deliver ketamine-like antidepressant effects as an oral therapy on an at-home basis, without the requirement for inconvenient administration in a medical setting or the use of needles, and without causing psychological or other side effects and safety concerns associated with ketamine therapy.

AV-101 is currently in Phase 2 development in the United States. In the fourth quarter of 2017, we received authorization from the FDA to initiate ELEVATE, our Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study). As planned, we initiated the ELEVATE Study in the first quarter of 2018. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study by the end of the first half of 2019.

AV-101 is also the subject of two small government-funded clinical studies. The first study is a small Phase 2 clinical study being conducted and funded by the U.S. National Institute of Mental Health (the NIMH), pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study, which is focused on AV-101 monotherapy for subjects with treatment-resistant MDD and certain biomarkers. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection. We are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on the second study, which is a small first-step clinical trial involving healthy volunteer Veterans from either Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn designed to test potential anti-suicidal effects of AV-101 in Veterans (the Baylor Study). Dr. Marijn Lijffijt of Baylor is the Principal Investigator of the Baylor Study. VistaGen and the VA entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) regarding clinical trial material for the Baylor Study, and government funding from the VA will be provided for substantially all other study costs.

In addition to our CNS business, we have two additional programs through our wholly-owned subsidiary VistaGen Therapeutics, Inc., a California corporation, dba VistaStem Therapeutics (VistaStem). VistaStem is focused on applying human pluripotent stem cell (hPSC) technology to rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases, and (ii) regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our pipeline or out-licensing.  To advance potential RM applications of VistaStem’s cardiac stem cell technology, we have exclusively sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established in 2016 with $225 million of committed capital from Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional VistaStem collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on June 26, 2018, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of June 30, 2018, we had an accumulated deficit of approximately $160.8 million. Our net loss for the quarters ended June 30, 2018 and 2017 was approximately $4.2 million and $2.3 million, respectively. We expect losses to continue for the foreseeable future, primarily as a result of our ELEVATE Study and further clinical development of AV-101 for the adjunctive treatment of MDD, as well as a range of other CNS indications.

Summary of the Quarter Ended June 30, 2018

During the quarter ended June 30, 2018, we continued to (i) advance nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several other CNS indications with significant unmet need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, and (iii) on a limited basis, advance the predictive toxicology capabilities of CardioSafe 3D for small molecule NCE drug rescue and development applications and collaborative cell therapy and/or RM opportunities related to our stem cell technology platform.

We continued to conduct our ELEVATE Study during the quarter, following its on-target launch in the fourth quarter of fiscal 2018. In anticipation of successful results from the ELEVATE Study, we continue to produce additional supplies of AV-101 for potential use in Phase 3-enabling studies of AV-101 in MDD or for additional nonclinical and clinical studies in other potential indications.

Pursuant to our CRADA with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, the NIMH Study at no cost to us other than having supplied AV-101 and placebo for use in connection with the NIMH Study.

We continue to pursue initiatives to secure a broad portfolio of patent protection for AV-101 that covers multiple CNS indications, unit dose formulations and chemical synthesis methods. During fiscal 2018 and subsequently, we filed and have pursued several patent applications in the U.S., Europe, Japan, China and other selected countries and regions with significant commercial potential. Several of these patent applications were allowed or have been granted in the U.S. and other major pharmaceutical markets, including for (i) certain novel therapeutic methods for the use of AV-101, including treatment of depression, (ii) certain unit dose formulations of AV-101, and (iii) treatment of levodopa-induced dyskinesia, as well as for the chemical synthesis of AV-101. We have also recently filed a new U.S. provisional patent application for the AV-101 patent portfolio. Based on our U.S. patent issuances or allowances to-date, we believe that counterpart patent applications related to AV-101 currently under review in other countries are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

We have obtained and are pursuing patent rights to the production of several types of stem cells, including cardiomyocytes, hematopoietic cells, chondrocytes, cartilage cells and hepatocytes, as well as the use of certain cell types that have been differentiated from pluripotent stem cells for therapeutic purposes, including cell-based therapy and regenerative medicine.

Beginning late in the first quarter of fiscal 2019 and continuing through the date of this Report, we entered into self-placed private placement transactions with accredited investors, pursuant to which we sold units consisting of an aggregate of 2,728,000 shares of our unregistered common stock and warrants expiring on February 28, 2022, which are not exercisable until at least six months and one day following issuance, to purchase an aggregate of 2,728,000 unregistered shares of our common stock at a fixed exercise price of $1.50 per share. We received aggregate cash proceeds of $3,410,000 in these self-placed private placement transactions.

As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the clinical and nonclinical development of AV-101 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations, including both cash and noncash components, for the three months ended June 30, 2018 and 2017 (amounts in thousands).

	Three Months Ended June 30,
	2018	2017

Operating expenses:
Research and development	$2,744	$1,096
General and administrative	1,466	1,165
Total operating expenses	4,210	2,261

Loss from operations	(4,210)	(2,261)
Interest expense, net	(2)	(3)

Loss before income taxes	(4,212)	(2,264)
Income taxes	(2)	(2)
Net loss	(4,214)	(2,266)
Accrued dividend on Series B Preferred Stock	(274)	(247)
Net loss attributable to common stockholders	$(4,488)	$(2,513)

Revenue

We reported no revenue for either the quarter ended June 30, 2018 or 2017 and we presently have no recurring revenue generating arrangements with respect to AV-101 or other potential product candidates. While we may potentially receive additional payments and royalties under the BlueRock Agreement in the future in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $2.7 million compared to $1.1 million for the quarters ended June 30, 2018 and 2017, respectively. Expenses related to the conduct of the ELEVATE Study and various nonclinical activities, including manufacturing additional quantities of AV-101, primarily account for the increase in research and development expense. The total of noncash items included in our research and development expense, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the quarter ended June 30, 2018, was essentially unchanged between the periods, aggregating approximately $255,000 and $251,000 for the quarters ended June 30, 2018 and 2017 respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2018	2017

Salaries and benefits	$316	$318
Stock-based compensation	230	191
Consulting and other professional services	14	10
Technology licenses and royalties	124	60
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	1,903	324
VistaStem and all other projects	39	66
	1,942	390
Rent	104	105
Depreciation	12	19
All other	2	3
Total Research and Development Expense	$2,744	$1,096

Salaries and benefits expense is essentially flat between periods, reflecting the impact of salary increases granted to our Chief Medical Officer (CMO) and Chief Scientific Officer (CSO) in July 2017 and to the non-officer members of our scientific staff in June 2017, offset by the impact of a staff position terminated in April 2017.

Noncash stock-based compensation expense increased modestly in the current period primarily from the routine amortization of option grants made to our CSO, CMO and scientific staff in February 2018, September 2017, and April 2017. Grants awarded after June 2017 account for approximately $83,000 of 2018 expense. Expense attributable to these grants is generally being amortized over two-year to four-year vesting periods, based on the terms of the respective grants. Offsetting this increase is the effect of option forfeitures related to the staff position terminated in the first quarter of 2017. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended June 30, 2018.

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

AV-101 project expense for the quarter ended June 30, 2018, primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and site costs. A further component is expense incurred to manufacture additional quantities of AV-101 for use in future nonclinical trials and clinical trials of AV-101 for MDD and other potential CNS indications. AV-101 project expense for the quarter ended June 30, 2017 primarily reflected costs incurred to develop our currently employed more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce quantities of AV-101 in preparation for the ELEVATE Study. Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives in both years, and, in 2017, our participation in the FDA’s Comprehensive In Vitro Proarrhythmia Assay (CiPA) project.

Rent expense is essentially unchanged between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

General and Administrative Expense

General and administrative expense increased to approximately $1.5 million, from approximately $1.2 million for the quarters ended June 30, 2018 and 2017, respectively. Noncash expense components represented approximately $503,000 and $253,000 for the quarters ended June 30, 2018 and 2017, respectively, accounting for over 80% of the overall increase in general and administrative expense and including, in both periods, stock compensation expense, a portion of investor relations expense, and a portion of rent expense. The overall increase in general and administrative expense resulted primarily from increased noncash stock compensation expense and an increase in professional services expense, notably attributable to increased noncash expense attributable to grants of common stock for services. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2018	2017

Salaries and benefits	$299	$271
Stock-based compensation	382	176
Board fees	39	39
Legal, accounting and other professional fees	251	307
Investor relations	286	166
Insurance	68	61
Travel expenses	37	40
Rent and utilities	71	73
All other expenses	33	32
	$1,466	$1,165

The increase in salaries and benefits primarily reflects the impact of salary increases granted in July 2017 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Vice President-Corporate Development (VP-Corporate Development) and, in June 2017, to a non-officer member of our administrative staff.

Stock based compensation expense increased in the current period primarily as a result of the routine amortization of option grants to independent members of our Board and our CEO, CFO, VP Corporate Development and administrative staff in February 2018, September 2017, April 2017. Grants awarded after June 2017 account for approximately $168,000 of 2018 expense. Expense attributable to these grants is generally being amortized over two-year to four-year vesting periods, based on the terms of the respective grants. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended June 30, 2018.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board.

Legal, accounting and other professional fees for the quarters ended June 30, 2018 and 2017 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first quarter of the current fiscal year. We incurred no non-cash expense in the quarters ended June 30, 2018 or 2017.

Investor relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations, market awareness and strategic advisory and support functions, as well as initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarters ended June 30, 2018 and 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 100,000 and 25,000 unregistered shares of our common stock, respectively, to certain investor relations, market awareness and financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000 and $50,000, respectively, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives.

Rent expense is essentially unchanged between the periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the extension amendment.

Interest and Other Expenses

Interest expense totaled $2,100 for the quarter ended June 30, 2018 compared to $2,400 reported for the quarter ended June 30, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

We recognized $273,500 and $247,300 for the quarters ended June 30, 2018 and 2017, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2018, we have financed our operations primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $61.4 million, as well as from an aggregate of approximately $17.6 million of government research grant awards excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $33.7 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At June 30, 2018, we had cash and cash equivalents of $7.2 million.

Our cash position at June 30, 2018, considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to enable us to fund our planned operations for the twelve months following the issuance of these financial statements, including expenditures required to satisfy a significant portion of the projected expense associated with our ELEVATE Study, raising substantial doubt that we can continue as a going concern. However, to alleviate that doubt, since June 30, 2018 we have raised $3.36 million of additional capital as described below, and we plan, as we have numerous times in the past, to raise additional capital when and as needed, primarily through the sale of our equity securities in one or more private placements to accredited investors or public offerings.

Between July 1, 2018 and August 14, 2018, we sold to accredited investors units consisting of an aggregate of 2,688,000 unregistered shares of our common stock, par value $0.001 per share, and warrants exercisable after at least six months and one day following issuance and through February 28, 2022 to purchase 2,688,000 unregistered shares of our common stock at $1.50 per share, from which we received cash proceeds of $3,360,000 (the 2018 Private Placement). Further, subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research and development collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101 and additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. In a manner similar to the BlueRock Agreement, we may also pursue similar arrangements with third-parties involving our intellectual property. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101 and other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(3,135)	$(2,134)
Net cash used in investing activities	(35)	-
Net cash provided by financing activities	23	841
Net increase in cash and cash equivalents	(3,147)	(1,293)
Cash and cash equivalents at beginning of period	10,378	2,921
Cash and cash equivalents at end of period	$7,231	$1,628

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on June 26, 2018, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Management has determined that current resources would be more appropriately applied elsewhere and when resources permit, they will alleviate such material weaknesses through various steps, which may include the addition of qualified financial personnel and/or the acquisition and implementation of alternative accounting software. Accordingly, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this Report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (Report) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2018 before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

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

With respect to AV-101, we do not yet have long-term supply agreements in place with our CMOs and each batch of AV-101 is individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of manufacturing for AV-101 and current and projected supply of AV-101 API and finished drug product will be adequate to support our planned nonclinical and clinical studies of AV-101, no assurance can be given that unanticipated AV-101 supply shortages or CMO-related delays in the manufacture and formulation of AV-101 API and/or finished drug product will not occur in the future.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $14.3 million and $10.3 million during the fiscal years ended March 31, 2018 and 2017, respectively. We incurred a net loss of approximately $4.2 million in the quarter ended June 30, 2018, and, as of that date, we had an accumulated deficit of approximately $160.8 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, including receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH, however not including the fair market value of the NIMH Study sponsored and conducted by the NIMH under our NIMH CRADA, or the Baylor Study. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101 or another product candidate, or we enter into one or more development and commercialization agreements with respect to AV-101 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our audited consolidated financial statements for the year ended March 31, 2018 as well as the unaudited condensed consolidated financial statements for the quarter ended June 30, 2018 included elsewhere in this Report have been prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At June 30, 2018, we had cash and cash equivalents of approximately $7.2 million. We do not believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included in this Report. We expect to seek additional capital to finalize the results from our ELEVATE Study, produce additional AV-101 study material, conduct Phase 3-enabling studies, conduct Phase 3 studies in MDD, conduct AV-101 Phase 2 studies in CNS indications other than MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations throughout 2019 and beyond.

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

As the outcome of our ongoing research and development activities, including the outcome of ongoing and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have completed in the past, and are considering, a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2018 or thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our business and operations would suffer in the event of cybersecurity or other system failures.  Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could result in a material disruption of our product candidates’ development programs or otherwise materially harm our operations.

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

Our Restated Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at June 30, 2018; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at June 30, 2018; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at June 30, 2018. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the Current Report on Form 8-K that we filed on August 9, 2018 and through the date of this Report, in self-placed private placement transactions, we sold to accredited investors units consisting of (i) 930,000 shares of our unregistered common stock and (ii) warrants exercisable through February 28, 2022 to purchase 930,000 unregistered shares of our common stock at an exercise price of $1.50 per share. The warrants are not exercisable until at least six months and one day following the date of issuance. We received cash proceeds of $1,162,500 from these sales of our securities.

In April 2018, we issued 25,000 shares of our unregistered common stock as partial compensation for services provided by an investor relations consultant under the terms of a consulting agreement.

In May 2018, we issued 75,000 shares of our unregistered common stock to a financial institution as compensation under the terms of a financial advisory agreement.

During July 2018, we issued (i) a four-year warrant to purchase 48,000 unregistered shares of our common stock at an exercise price of $1.50 per share as compensation to a consultant under a financial advisory consulting agreement, and (ii) 50,000 unregistered shares of our common stock having a fair value on the date of issuance of $68,000, and a four-year warrant to purchase 150,000 unregistered shares of our common stock at an exercise price of $1.50 per share, to a financial advisory entity as partial compensation under an additional financial advisory consulting agreement.

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

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description
10.1	Form of 2018 Private Placement Subscription Agreement, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2018.

10.2	Form of 2018 Private Placement Warrant, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 9, 2018.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: August 14, 2018