Form 10-Q
period 2018-09-30
VistaGen Therapeutics, Inc.
filed 2018-10-29
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, 31,057,215 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,831,600	$10,378,300
Prepaid expenses and other current assets	648,000	644,800
Total current assets	8,479,600	11,023,100
Property and equipment, net	361,800	207,400
Security deposits and other assets	47,800	47,800
Total assets	$8,889,200	$11,278,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$590,100	$1,195,700
Accrued expenses	599,700	206,300
Current notes payable	115,600	53,900
Capital lease obligations	2,800	2,600
Total current liabilities	1,308,200	1,458,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	3,165,400	2,608,300
Deferred rent liability	418,500	285,600
Capital lease obligations	7,900	9,300
Total non-current liabilities	3,591,800	2,903,200
Total liabilities	4,900,000	4,361,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and March 31, 2018:
Series A Preferred, 500,000 shares authorized, issued and outstanding at September 30, 2018 and March 31, 2018	500	500
Series B Preferred; 4,000,000 shares authorized at September 30, 2018 and March 31, 2018; 1,160,240 shares
issued and outstanding at September 30, 2018 and March 31, 2018	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at September 30, 2018 and March 31, 2018; 2,318,012 shares
issued and outstanding at September 30, 2018 and March 31, 2018	2,300	2,300
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2018 and March 31, 2018;
28,676,715 and 23,068,280 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	28,700	23,100
Additional paid-in capital	176,117,900	167,401,400
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2018 and March 31, 2018	(3,968,100)	(3,968,100)
Accumulated deficit	(168,193,300)	(156,543,800)
Total stockholders’ equity	3,989,200	6,916,600
Total liabilities and stockholders’ equity	$8,889,200	$11,278,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Quarters Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$ 5,261,100	$ 2,426,600	$8,004,800	$3,522,800
General and administrative	2,171,000	2,567,100	3,637,300	3,731,400
Total operating expenses	7,432,100	4,993,700	11,642,100	7,254,200
Loss from operations	(7,432,100)	(4,993,700)	(11,642,100)	(7,254,200)
Other expenses, net:
Interest expense, net	(2,900)	(3,300)	(5,000)	(5,700)

Loss before income taxes	(7,435,000)	(4,997,000)	(11,647,100)	(7,259,900)
Income taxes	-	-	(2,400)	(2,400)
Net loss and comprehensive loss	(7,435,000)	(4,997,000)	(11,649,500)	(7,262,300)

Accrued dividend on Series B Preferred stock	(283,600)	(256,300)	(557,100)	(503,600)

Net loss attributable to common stockholders	$(7,718,600)	$(5,253,300)	$(12,206,600)	$(7,765,900)

Basic and diluted net loss attributable to common stockholders
per common share	$(0.30)	$(0.53)	$(0.50)	$(0.82)
Weighted average shares used in computing basic and diluted
net loss attributable to common stockholders per common share	25,815,245	9,892,016	24,267,816	9,465,459

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,649,500)	$(7,262,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,900	46,200
Stock-based compensation	1,785,000	697,600
Expense related to modification of warrants	-	279,700
Fair value of common stock granted for services	207,300	1,392,000
Fair value of common stock issued for product license and option	2,250,000	-
Fair value of warrants granted for services	25,100	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	365,400	197,000
Accounts payable and accrued expenses	(212,300)	466,400
Deferred rent	128,000	173,500
Net cash used in operating activities	(7,063,100)	(4,009,900)

Cash flows from property and investing activities:
Purchases of equipment	-	(1,600)
Construction of tenant improvements	(169,800)	-
Net cash used in investing activities	(169,800)	(1,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	4,778,700	2,947,700
Proceeds from exercise of warrants	7,500	-
Repayment of capital lease obligations	(1,300)	(1,200)
Repayment of notes payable	(98,700)	(91,900)
Net cash provided by financing activities	4,686,200	2,854,600
Net increase in cash and cash equivalents	(2,546,700)	(1,156,900)
Cash and cash equivalents at beginning of period	10,378,300	2,921,300
Cash and cash equivalents at end of period	$7,831,600	$1,764,400

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$160,500	$142,400
Accrued dividends on Series B Preferred	$557,100	$503,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company focused on developing new generation medicines for multiple central nervous system (CNS) diseases and disorders with high unmet need.

AV-101

AV-101, an investigational prodrug candidate, is an orally bioavailable NMDAR GlyB (N-methyl-D-aspartate receptor glycine B) antagonist in development as a potential new treatment for multiple CNS indications with high unmet need, including major depressive disorder (MDD), neuropathic pain (NP), levodopa-induced dyskinesia associated with Parkinson’s disease therapy (PD LID) and suicidal ideation (SI). In two NIH-funded AV-101 Phase 1 clinical safety studies, AV-101 was well tolerated in healthy subjects at all doses tested, in both single-ascending and multiple-ascending dose studies, without any psychological or sedative side effects. The United States Food and Drug Administration (FDA) has granted Fast Track designation for development of AV-101 as a potential new treatment for both the adjunctive treatment of MDD and NP.

Major Depressive Disorder

MDD is a serious biologically-based mood disorder, affecting approximately 16 million adults in the United States according to the U.S. National Institute of Mental Health (the NIMH).  Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. According to the U.S. Centers for Disease Control and Prevention (CDC), about one in eight Americans aged 12 and over takes an FDA-approved antidepressant. While current FDA-approved antidepressants are widely used, the STAR*D study, the largest clinical trial conducted in depression to date, found that approximately two-thirds of patients with MDD do not respond to their initial antidepressant treatment.  According to the NIMH, inadequate response to current antidepressants is among the key reasons MDD is a leading public health concern in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action.

We believe AV-101 has potential to be an oral, stand-alone first line therapy and an adjunctive therapy if successfully developed and approved. As an adjunctive therapy, we believe AV-101 has potential to both (i) augment current antidepressants approved by the FDA and serve as a monotherapy, in the current MDD drug treatment paradigm for patients with MDD who have an inadequate response to standard antidepressants, and (ii) prevent relapse of MDD and/or suicidal ideation following successful treatment with ketamine hydrochloride (ketamine) administered by intravenous (IV) injection or as an intranasal spray formulation to treat patients with treatment-resistant MDD. We believe AV-101 may have potential to deliver fast-acting antidepressant effects as an oral therapy on an at-home basis, without the requirement for administration in a medical setting or that required the use of needles, and without causing psychological, sedative or other side effects and safety concerns associated with other fast-acting newer generation antidepressant drug candidates.

AV-101 is currently in Phase 2 clinical development in the United States for MDD. We initiated ELEVATE, our Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study) at the end of the first quarter of 2018. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the findings of which were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study in mid-2019.

AV-101 is also the subject of a small randomized, double-blind, placebo-controlled cross-over Phase 2 clinical study being conducted and funded by the NIMH, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study, which is focused on AV-101 monotherapy for subjects with treatment-resistant MDD and multiple biomarkers. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection.

Suicidal Ideation

According to the World Health Organization (WHO), every year approximately 800,000 people worldwide take their own life and many more attempt suicide.  The CDC views suicide as a major public health concern in the United States as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise.  According to experts in the field of suicidal ideation, the number of U.S. citizens who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation (suicidal thoughts and behavior) is complex and there is no single cause. The NIMH attributes many different factors to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse disorder. Additionally, according to reports released by the United States Department of Veterans Affairs (VA), the U.S. Military Veteran population is at significantly higher risk for suicide.

We are collaborating with Baylor College of Medicine (Baylor) and the VA on a small Phase 1b clinical trial of AV-101 involving healthy volunteer U.S. Military Veterans from either Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The Baylor Study is a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in our plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans. Dr. Marijn Lijffijt of Baylor is the Principal Investigator of the Baylor Study. VistaGen and the VA entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) regarding clinical trial material for the Baylor Study. Government funding from the VA is being provided for substantially all other study costs.

PH94B

In September 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a license from Pherin Pharmaceuticals, Inc. (Pherin) giving us the exclusive worldwide rights to develop and commercialize PH94B, a pivotal study (Phase 3) ready drug candidate administered as a nasal spray. PH94B has potential to be the first FDA-approved acute on-demand medication for social anxiety disorder (SAD), a social phobia that affects as many as 15 million American adults according to the NIMH. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person’s employment, social activities and overall quality of life. SAD is commonly treated chronically with antidepressants, which have a slow onset of effect (several weeks or months) and known side effects that may make them unattractive to individuals intermittently affected by SAD.

Administered as a nasal spray, PH94B is designed to act locally on peripheral nasal chemosensory receptors that trigger rapid activation of the limbic system areas of the brain associated with SAD. In prior clinical studies, PH94B demonstrated rapid (10-15 minutes) anxiety reduction for subjects with SAD as measured by the Subjective Units of Distress (SUD) and the Liebowitz Social Anxiety Scale (LSAS), without addictive, sedative or other adverse events. Independent studies in published literature have observed that fast-acting treatments, such as benzodiazepines and beta blockers, currently used on an off-label basis to treat SAD have been associated with addictive, sedative, and other adverse events.

Based on clinical studies in which PH94B was observed to have rapid onset of effect on anxiety reduction as measured by the SUD and LSAS and was well-tolerated, and in light of its novel route of administration and on-demand dosing design, we believe PH94B has potential to be the first FDA-approved medication for acute on demand intermittent and long-term treatment of individuals with SAD.

PH10

In October 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a second license from Pherin giving us the exclusive worldwide rights to develop and commercialize PH10, an investigational pherine designed to be administered as a nasal spray to bind locally on nasal chemosensory receptors and trigger responses in the hypothalamus, amygdala, prefrontal cortex and hippocampus. See Note 10, Subsequent Events, for additional disclosure regarding our acquisition of an exclusive license for PH10. Similar to PH94B, PH10 has been evaluated in clinical studies in which it was observed that PH10 was well-tolerated and did not circulate systemically in the blood. It is believed that PH10 may initiate nerve impulses that follow defined pathways to directly affect brain function. In a small exploratory Phase 2a study in patients with MDD, PH10 showed a large, rapid-onset antidepressant effect as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety signals.

VistaStem

In addition to our CNS business, we have two additional programs through our wholly-owned subsidiary VistaGen Therapeutics, Inc., a California corporation, dba VistaStem Therapeutics (VistaStem). VistaStem is focused on applying stem cell technology to rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases, and (ii) regenerative medicine (RM) involving stem cell-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our CNS pipeline or out-licensing.  We have exclusively sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established by Bayer and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional VistaStem collaborations or licensing transactions involving stem cell-derived blood, cartilage, and/or liver cells RM applications.

Subsidiaries

VistaStem is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2018 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2019, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2018 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 26, 2018.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $168.2 million accumulated from inception (May 1998) through September 30, 2018. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, initially as an adjunctive treatment for MDD and subsequently as a new treatment alternative for other CNS conditions, further development of PH94B and PH10, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through September 30, 2018, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $66.2 million, as well as from an aggregate of approximately $17.6 million of government research grant awards (excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $36.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At September 30, 2018, we had cash and cash equivalents of $7.8 million.

Subsequently, through October 26, 2018, we received cash proceeds of approximately $2.4 million from self-placed private placements of unregistered equity securities and exercises of outstanding warrants to purchase our common stock, par value $0.001 per share (Common Stock), including (i) cash proceeds of $977,500 from the self-placed private placement to accredited investors of units consisting of an aggregate of 782,000 unregistered shares of our Common Stock and warrants exercisable at least six months and one day following issuance and through February 28, 2022 to purchase 782,000 unregistered shares of our Common Stock at $1.50 per share, bringing the aggregate proceeds of the over-subscribed self-placed private offering to $5.75 million (the Summer 2018 Private Placement), (ii) proceeds of approximately $852,000 from the self-placed private placement to accredited investors of units consisting of an aggregate of 420,939 unregistered shares of our Common Stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock at a subscription price above the closing market price per share of our Common Stock on the Nasdaq Capital Market on the effective day of each investor’s subscription agreement (the Fall 2018 Private Placement) and (iii) cash proceeds of approximately $581,000 from October 1, 2018 through the date of this Report from the exercise of outstanding warrants to purchase 387,300 registered shares of our Common Stock. See Note 8, Capital Stock, and Note 10, Subsequent Events, for additional information regarding the Summer 2018 Private Placement, Fall 2018 Private Placement and warrant exercises.

Although our cash position at September 30, 2018 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which we plan to complete our ELEVATE study, conduct additional clinical and nonclinical studies involving AV-101 and prepare for a pivotal Phase 3 clinical trial of PH94B and a Phase 2 clinical trial of PH10, raise substantial doubt that we can continue as a going concern, as noted above, since September 30, 2018, we have raised approximately $2.4 million of additional capital from the sale of our equity securities. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter into research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101, PH94B, PH10 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2019 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101 and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired a license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our Common Stock having a fair market value of $2,250,000. Since, at the date of acquisition, neither product candidate has achieved regulatory approval and each will require significant additional development and expense, we have expensed the costs related to acquiring the license and option. See Note 10, Subsequent Events, for disclosure regarding the acquisition of the license for PH10 in October 2018.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Research and development expense:
Stock option grants	$450,600	$136,900	$680,700	$328,300
	450,600	136,900	680,700	328,300
General and administrative expense:
Stock option grants	721,800	193,700	1,104,300	369,300
	721,800	193,700	1,104,300	369,300

Total stock-based compensation expense	$1,172,400	$330,600	$1,785,000	$697,600

In August 2018, our Board approved the grant of options from our 2016 Amended and Restated Stock Incentive Plan (the 2016 Plan) to purchase an aggregate of 860,000 shares of our Common Stock at an exercise price of $1.27 per share to the independent members of our Board, our officers and our employees. We valued the options granted in August 2018 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	August 2018
Market price per share at grant date	$1.27
Exercise price per share	$1.27
Risk-free interest rate	2.84%
Estimated term in years	5.50
Volatility	99.29%
Dividend rate	0.0%
Shares	860,000

Fair Value per share	$0.98

In August 2018, our Board also approved the modification of outstanding options having exercise prices over $1.56 per share and held by independent members of our Board, our officers and our employees to reduce the exercise prices thereof to $1.50 per share. We calculated the fair value of the options immediately before and after the modification using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We immediately recognized the additional fair value attributable to vested options, $258,100, as stock compensation expense, which is included in the figures reported above. The additional fair value resulting from the modification is being expensed over the remaining vesting period of the modified options.

Assumption:	Pre-modification	Post-modification
Market price per share	$1.49	$1.49
Exercise price per share	$3.57	$1.50
Risk-free interest rate	2.77%	2.77%
Remaining expected term in years	5.08	5.08
Volatility	94.9%	94.9%
Dividend rate	0.0%	0.0%

Number of warrant shares	2,419,503	2,419,503
Weighted average fair value per share	$0.91	$1.08

At September 30, 2018, there were stock options outstanding to purchase 6,160,338 shares of our common stock at a weighted average exercise price of $1.46 per share.

See Note 10, Subsequent Events, for information regarding option grants made during October 2018.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of September 30,
	2018	2017

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Outstanding options under the Amended and Restated 2016 (formerly 2008) and 1999 Stock Incentive Plans (1999 Plan in 2017 only)	6,160,338	3,279,871

Outstanding warrants to purchase common stock	20,709,516	6,965,151

Total	31,098,106	14,473,274
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

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities at fair value at September 30, 2018 or March 31, 2018.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2018, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2018, that are of significance or potential significance to us.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2018 and March 31, 2018:

	September 30,	March 31,
	2018	2018

AV-101 materials and services	$188,600	$505,900
Professional services	269,500	-
Insurance	158,600	88,300
Public offering filing fees and expenses	25,900	25,900
All other	5,400	24,700

	$648,000	$644,800

The increase in prepaid professional services is primarily attributable to the unexpensed portion of the fair value of securities we have issued to certain professional service providers as full or partial compensation for services. The fair value of the securities issued is being expensed ratably over the term of the related service agreement.

Note 5. Property and Equipment

Property and equipment is composed of the following at September 30, 2018 and March 31, 2018:
	September 30,	March 31,
	2018	2018

Laboratory equipment	$888,300	$888,300
Tenant improvements	214,400	26,900
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,500	79,700
	1,241,800	1,049,500
Accumulated depreciation and amortization	(880,000)	(842,100)
Property and equipment, net	$361,800	$207,400

The increase in tenant improvements reflects recently completed construction at our South San Francisco, California offices. Under the terms of our November 2016 lease extension agreement, our landlord has provided cash reimbursement of $158,600 of such tenant improvement costs. Such reimbursement is a component of the deferred rent liability shown on our Condensed Consolidated Balance Sheet at September 30, 2018.

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2018 and March 31, 2018:
	September 30,	March 31,
	2018	2018

Accrued AV-101 clinical trial, development
and related expenses	$495,900	$176,600
Accrued professional services	98,300	27,000
All other	5,500	2,700
	$599,700	$206,300

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at September 30, 2018 and March 31, 2018.

	September 30, 2018			March 31, 2018
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

6.50% and 7.15% Notes payable to insurance premium financing company (current)	$115,600	$-	$115,600	$53,900	$-	$53,900

In May 2018, we executed a 6.50% promissory note in the principal amount of $160,500 in connection with certain insurance policy premiums. The note is payable in monthly installments of $16,500, including principal and interest, through March 2019, and had an outstanding balance of $97,300 at September 30, 2018. In February 2018, we executed a 7.15% promissory note in the principal amount of $59,700 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,200, including principal and interest, through December 2018, and had an outstanding balance of $18,300 at September 30, 2018.

Note 8.  Capital Stock

Common Stock and Warrants Issued in Private Placement

Through September 30, 2018, in connection with our self-placed Summer 2018 Private Placement, we accepted subscription agreements from accredited investors, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 3,823,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 3,823,000 unregistered shares of our common stock at an exercise price of $1.50 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance. We received aggregate cash proceeds of $4,778,700 in connection with these self-placed private placement transactions during the period ended September 30, 2018, and the entire amount of the proceeds was credited to stockholders’ equity. Refer to Note 10, Subsequent Events, for disclosure of additional sales of units in the Summer 2018 Private Placement and other private placement transactions consummated after September 30, 2018.

Issuance of Common Stock for Product License and Option

As indicated in Note 1, Description of Business, in September 2018 we issued an aggregate of 1,640,435 shares of our unregistered common stock having a fair market value of $2,250,000, based on the $1.38 per share quoted closing market price of our common stock on the Nasdaq Capital Market, to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. See Note 10, Subsequent Events, for disclosure regarding the acquisition of the license for PH10 in October 2018.

Issuance of Common Stock and Warrants to Professional Services Providers

During the quarter ended June 30, 2018, we issued an aggregate of 100,000 shares of our unregistered common stock having a fair value on the date of issuance of $123,000 as full or partial compensation to an investor relations service provider and under a financial advisory agreement. During the quarter ended September 30, 2018, we issued 50,000 shares of our unregistered common stock having a fair value on the date of issuance of $68,000 as partial compensation to a corporate awareness service provider. We also issued four-year warrants to three service providers to purchase an aggregate of 288,000 unregistered shares of our common stock at an exercise price of $1.50 per share as full or partial compensation for investor relations and corporate awareness services. We valued the warrants at an aggregate fair value of $266,900 using the Black-Scholes Option Pricing Model and the following grant date weighted average assumptions: exercise price per share: $1.50; market price per share: $1.40; risk-free interest rate: 2.71%; contractual term: 4 years; volatility: 94.17%; dividend rate: 0%; deriving a value per warrant share of $0.93. The fair value of the common stock and warrants is recognized in expense ratably over the term of the underlying contracts.

Warrants Outstanding

During the quarter ended June 30, 2018, the holder of a warrant to purchase 5,000 registered shares of our common stock at $1.50 per share issued in our December 2017 public offering fully exercised the warrant and we received cash proceeds of $7,500. Refer to Note 10, Subsequent Events, for disclosure of additional warrant exercises after September 30, 2018. Following the warrant issuances in the Summer 2018 Private Placement and the warrant exercise, at September 30, 2018, we had outstanding warrants to purchase shares of our common stock at a weighted average exercise price of $2.58 per share as follows:

Exercise Price	Expiration	Warrants Outstanding at
per Share	Date	September 30, 2018

$1.50	11/30/2021 to 12/13/2022	14,256,000
$1.82	3/7/2023	1,388,931
$2.00	4/30/2021	523,573
$3.51	12/31/2021	50,000
$4.50	9/26/2019	25,000
$5.30	5/16/2021	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	12/11/2018 to 3/3/2023	1,346,931
$8.00	3/25/2021	185,000
$10.00	1/11/2020	20,000
$20.00	9/15/2019	110,448
		20,709,516

Of the warrants outstanding at September 30, 2018, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,995,000 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At September 30, 2018, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, PH94B, and other potential CNS indications. At September 30, 2018, CBV held approximately 3% of our outstanding Common Stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $725,500 and $484,000 during the quarters ended September 30, 2018 and 2017, respectively, and $1,603,000 and $612,200 during the six months ended September 30, 2018 and 2017, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101, PH94B, PH10 and other potential product candidates will increase in future periods.

As noted above, in September 2018, we issued an aggregate of 1,640,435 shares of our unregistered common stock having a fair market value of $2,250,000 to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. The acquisition of the license and option was recorded as research and development expense in the quarter ended September 30, 2018. Additionally, we recorded a $10,000 monthly support payment to Pherin under the terms of the PH94B license agreement during the quarter ended September 30, 2018. At September 30, 2018, Pherin held approximately 5.7% of our outstanding Common Stock. See Note 10, Subsequent Events, for disclosure regarding the acquisition of the license for PH10 during October 2018.

Note 10.  Subsequent Events

We have evaluated subsequent events through October 26, 2018 and have identified the following matters requiring disclosure:

Common Stock and Warrants Issued in Summer 2018 Private Placement

During October 2018, we received aggregate cash proceeds of $977,500 in connection with our over-subscribed self-placed Summer 2018 Private Placement, bringing total cash proceeds from the Summer 2018 Private Placement to $5,756,200. Pursuant to subscription agreements from accredited investors, we sold to such investors units, at a purchase price of $1.25 per unit, consisting of an aggregate of 782,000 unregistered shares of our Common Stock and warrants, exercisable through February 28, 2022, to purchase 782,000 unregistered shares of our Common Stock at an exercise price of $1.50 per share. The purchasers of the units have no registration rights with respect to the shares of Common Stock, warrants or the shares of Common Stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance.

Common Stock and Warrants Issued in Fall 2018 Private Placement

The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, during October 2018, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our Common Stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our Common Stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock at a per share exercise price equal to the closing quoted market price of our Common Stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement (the Fall 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of Common Stock, warrants or the shares of Common Stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of Common Stock and warrants. The Fall 2018 Private Placement is closed.

Grant of Options from 2016 Plan

During October 2018, we granted to certain professional service providers and consultants options to purchase an aggregate of 250,000 shares of our Common Stock at exercise prices ranging from $1.52 per share to $2.20 per share, reflecting the quoted closing price of our Common Stock on the Nasdaq Capital Markets on the date of the grant.

Exercises of Warrants

Through October 26, 2018, we received cash proceeds of approximately $581,000 from the exercise of warrants issued in our December 2017 public offering to purchase an aggregate of 387,300 registered shares of our Common Stock at $1.50 per share.

Issuance of Common Stock for Product License

In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 and issued 925,926 shares of our unregistered Common Stock having a fair market value of $2,000,000, based on the $2.16 per share closing quoted market price of our common stock on the Nasdaq Capital Market, to Pherin under the terms of the license agreement. Following the issuance of these shares, Pherin holds approximately 8% of our outstanding Common Stock.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company focused on developing new generation medicines for multiple central nervous system (CNS) diseases and disorders with high unmet need.

AV-101

AV-101, an investigational prodrug candidate, is an orally bioavailable NMDAR GlyB (N-methyl-D-aspartate receptor glycine B) antagonist in development as a potential new treatment for multiple CNS indications with high unmet need, including major depressive disorder (MDD), neuropathic pain (NP), levodopa-induced dyskinesia associated with Parkinson’s disease therapy (PD LID) and suicidal ideation (SI). In two NIH-funded AV-101 Phase 1 clinical safety studies, AV-101 was well tolerated in healthy subjects at all doses tested, in both single-ascending and multiple-ascending dose studies, without any psychological or sedative side effects. The United States Food and Drug Administration (FDA) has granted Fast Track designation for development of AV-101 as a potential new treatment for both the adjunctive treatment of MDD and NP.

Major Depressive Disorder

MDD is a serious biologically-based mood disorder, affecting approximately 16 million adults in the United States according to the U.S. National Institute of Mental Health (the NIMH).  Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. According to the U.S. Centers for Disease Control and Prevention (CDC), about one in eight Americans aged 12 and over takes an FDA-approved antidepressant. While current FDA-approved antidepressants are widely used, the STAR*D study, the largest clinical trial conducted in depression to date, found that approximately two-thirds of patients with MDD do not respond to their initial antidepressant treatment.  According to the NIMH, inadequate response to current antidepressants is among the key reasons MDD is a leading public health concern in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action.

We believe AV-101 has potential to be an oral, stand-alone first line therapy and an adjunctive therapy if successfully developed and approved. As an adjunctive therapy, we believe AV-101 has potential to both (i) augment current antidepressants approved by the FDA and displace atypical antipsychotics, such as aripiprazole, in the current MDD drug treatment paradigm for patients with MDD who have an inadequate response to standard antidepressants, and (ii) prevent relapse of MDD and/or suicidal ideation following successful treatment with ketamine hydrochloride (ketamine) administered by intravenous (IV) injection or as an intranasal spray formulation to treat patients with treatment-resistant MDD. We believe AV-101 may have potential to deliver fast-acting antidepressant effects as an oral therapy on an at-home basis, without the requirement for inconvenient administration in a medical setting or the use of needles, and without causing psychological, sedative or other side effects and safety concerns associated with associated with other fast-acting newer generation antidepressant drug candidates.

AV-101 is currently in Phase 2 clinical development in the United States for MDD. We initiated ELEVATE, our Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study) at the end of the first quarter of 2018. Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the findings of which were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study in mid-2019.

AV-101 is also the subject of a small randomized, double-blind, placebo-controlled cross-over Phase 2 clinical study being conducted and funded by the NIMH, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study, which is focused on AV-101 monotherapy for subjects with treatment-resistant MDD and multiple biomarkers. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection.

Suicidal Ideation

According to the World Health Organization (WHO), every year approximately 800,000 people worldwide take their own life and many more attempt suicide.  The CDC views suicide as a major public health concern in the United States as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise.  According to experts in the field of suicidal ideation, the number of U.S. citizens who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation (suicidal thoughts and behavior) is complex and there is no single cause. The NIMH attributes many different factors to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse disorder. Additionally, according to reports released by the United States Department of Veterans Affairs (VA), the U.S. Military Veteran population is at significantly higher risk for suicide.

We are collaborating with Baylor College of Medicine (Baylor) and the VA on a small Phase 1b clinical trial of AV-101 involving healthy volunteer U.S. Military Veterans from either Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The Baylor Study is a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in our plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans. Dr. Marijn Lijffijt of Baylor is the Principal Investigator of the Baylor Study. VistaGen and the VA entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) regarding clinical trial material for the Baylor Study. Government funding from the VA is being provided for substantially all other study costs.

Neuropathic Pain

NP, a complex, chronic pain state affecting millions of Americans, results from problems with signals from nerves. The American Chronic Pain Association has identified various causes of NP, including tissue injury, nerve damage or disease, diabetes, infection, toxins, certain types of drugs, such as antivirals and chemotherapeutic agents, certain cancers, and even chronic alcohol intake. With NP, damaged, dysfunctional or injured nerve fibers send incorrect signals to other pain centers and impact nerve function both at the site of injury and areas around the injury. Unfortunately, many NP treatments on the market today, including prescription opioids and commonly-used antidepressants, and anticonvulsants such as gabapentin and pregabalin, have side effects including anxiety, depression, dizziness, cognitive impairment and/or sedation.

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed studies involving four well-established nonclinical models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of neuropathic pain in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). Gabapentin, an anticonvulsant, has been associated with sedation and mild cognitive impairment in third party literature. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear. In September 2018, the FDA granted Fast Track designation for development of AV-101 for NP. We are planning to advance AV-101 into an exploratory Phase 2 clinical study to assess its potential as a new oral non-opioid treatment to reduce debilitating NP, especially diabetic NP, as well as its potential to avoid sedative side effects and cognitive impairment that have been observed in third party literature to be associated with other NP treatments, and to reduce the risk of addiction associated with pain medications targeting opioid receptors.

Parkinson’s Disease Levodopa-Induced Dyskinesia

Parkinson's disease (PD) is a chronic, progressive motor disorder that causes tremors, rigidity, slowed movements and postural instability. The most commonly-prescribed treatments for PD are levodopa-based therapies. Unfortunately, abnormal involuntary movements, called dyskinesias, gradually emerge as a prominent side-effect in response to previously beneficial doses of levodopa. Parkinson’s disease levodopa-induced dyskinesia (PD LID) can be severely disabling, often rendering patients unable to perform routine daily tasks.

In a monkey model of PD, AV-101 resulted in a 30% reduction of the mean dyskinesia score associated with PD LID. Importantly, AV-101 did not reduce the anti-parkinsonian therapeutic benefit of levodopa. Moreover, the duration of levodopa response and delay to levodopa effect were not affected by treatment with AV-101.  We believe AV-101 has potential to reduce troublesome dyskinesia experienced by many patients with PD as a result of their levodopa therapy, but without interfering with levodopa or causing side effects resulting from certain current PD LID treatments, such as amantadine, including hallucinations, dizziness, dry mouth, swelling of legs and feet, constipation and falls. We are planning to advance clinical development of AV-101 for PD LID in an exploratory Phase 2 clinical study as our next initiative in PD LID.

PH94B

In September 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a license from Pherin Pharmaceuticals, Inc. (Pherin) giving us the exclusive worldwide rights to develop and commercialize PH94B, a pivotal study (Phase 3) ready drug candidate administered as a nasal spray with potential to be the first FDA-approved on-demand medication for social anxiety disorder (SAD).

PH94B is a Phase-3 ready investigational synthetic neuroactive steroid with Phase 2 clinical data in which the product was well tolerated and demonstrated a rapid onset of effect, as measured by the Subjective Units of Distress (SUD) and the Liebowitz Social Anxiety Scale (LSAS) in SAD, a social phobia that affects as many as 15 million American adults according to the NIMH. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person’s employment, social activities and overall quality of life. SAD is commonly treated chronically with antidepressants, which have a slow onset of effect (several weeks or months) and known side effects that may make them unattractive to individuals intermittently affected by SAD.

Administered as a nasal spray, PH94B is designed to act locally on peripheral nasal chemosensory receptors to trigger rapid activation of the limbic system areas of the brain associated with SAD. In prior clinical studies, PH94B demonstrated rapid (10-15 minutes) anxiety reduction for subjects with SAD, measured by the SUD and LSAS, and was not observed to be addictive, sedative or have other adverse events. Benzodiazepines and beta blockers, which are currently used off-label to treat SAD, have been found in third party literature to have these addictive or sedative properties, and have other adverse effects when used to treat SAD.

Based on clinical studies in which PH94B was observed to have rapid onset of effect on anxiety reduction as measured by the SUD and LSAS and was well-tolerated, and in light of its novel route of administration and on-demand dosing design, we believe PH94B has potential to be the first FDA-approved medication for acute on demand intermittent and long-term treatment of individuals with SAD.

PH10

In October 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a second license from Pherin giving us the exclusive worldwide rights to develop and commercialize PH10, an investigational pherine designed to be administered as a nasal spray to bind locally on nasal chemosensory receptors and trigger responses in the hypothalamus, amygdala, prefrontal cortex and hippocampus. Similar to PH94B, PH10 also has been evaluated in clinical studies in which it was well tolerated and did not circulate systemically in the blood. It is believed that PH10 may initiate nerve impulses that follow defined pathways to directly affect brain function. In a small exploratory Phase 2a study in patients with MDD, PH10 showed a rapid-onset antidepressant effect, as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety signals.

VistaStem

In addition to our CNS business, we have two additional programs through our wholly-owned subsidiary VistaGen Therapeutics, Inc., a California corporation, dba VistaStem Therapeutics (VistaStem). VistaStem is focused on applying stem cell technology to rescue, develop and commercialize (i) proprietary new chemical entities (NCEs) for CNS and other diseases, and (ii) regenerative medicine (RM) involving stem cell-derived blood, cartilage, heart and liver cells.  Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to develop small molecule NCEs for our CNS pipeline or out-licensing.  We have exclusively sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established by Bayer and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional VistaStem collaborations or licensing transactions involving stem cell-derived blood, cartilage, and/or liver cells RM applications.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our lead CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As disclosed above, we have recently acquired the rights to develop and commercialize PH94B and PH10. As of September 30, 2018, we had an accumulated deficit of approximately $168.2 million. Our net loss for the quarters ended September 30, 2018 and 2017 was approximately $7.4 million and $5.0 million, respectively. We expect losses to continue for the foreseeable future, primarily as we continue to conduct our ELEVATE Study, pursue further clinical development of AV-101 for the adjunctive treatment of MDD, and for a range of other CNS indications, and further develop PH94B and PH10.

Summary of the Six Months Ended September 30, 2018

During the six months ended September 30, 2018, we continued to (i) advance nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several CNS indications with significant unmet need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, (iii) expand our neuropsychiatry pipeline by acquiring an exclusive worldwide license to PH94B, a novel Phase 3-ready drug candidate for treatment of SAD, and (iv) on a limited basis, advance our stem cell technology-based drug rescue program to further expand our CNS pipeline.

We continued to conduct our ELEVATE Study during the quarter, following its on-target launch in the fourth quarter of fiscal 2018. In anticipation of successful results from the ELEVATE Study, we continue to produce additional supplies of AV-101 for potential use in Phase 3-enabling nonclinical and clinical studies of AV-101 in MDD and for nonclinical and clinical studies of AV-101 in other potential CNS indications.

Pursuant to our CRADA with the NIH, the NIH continues to fund, and Dr. Carlos Zarate Jr. of the NIMH continues to conduct, the NIMH Study at no cost to us other than having supplied AV-101 and placebo for use in connection with the NIMH Study.

Pursuant to our MT CRADA with the VA and our arrangements with Baylor, Baylor commenced the Baylor Study to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDA function and others possibly related to suicidal ideation in U.S. Military Veterans.

In September 2018, we acquired, on a non-cash basis through the issuance of our common stock, a license from Pherin giving us the exclusive worldwide rights to develop and commercialize PH94B, a Phase 3-ready drug candidate designed to be administered as a nasal spray with potential to be the first FDA-approved on-demand medication for SAD, as well as an option to acquire a similar license for Pherin’s PH10. As noted above, we elected to execute our option to acquire the license for PH10 in October 2018.

We continue to pursue initiatives to secure a broad portfolio of patent protection for AV-101 that covers multiple CNS indications, unit dose formulations and chemical synthesis methods. During fiscal 2018 and subsequently, we filed and have pursued several patent applications in the U.S., Europe, Japan, China and other selected countries and regions with significant commercial potential. Several of these patent applications were allowed or have been granted in the U.S. and other major pharmaceutical markets during the six months covered by this Report, including for (i) certain novel therapeutic methods for the use of AV-101, including treatment of depression, (ii) certain unit dose formulations of AV-101 for multiple CNS indications, and (iii) treatment of PD LID, as well as for the chemical synthesis of AV-101. We have also recently filed a new U.S. provisional patent application for the AV-101 patent portfolio. Based on our U.S. patent issuances or allowances to-date, we believe that counterpart patent applications related to AV-101 currently under review in other countries are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

We have obtained and are pursuing patent rights to the production of several types of stem cells, including cardiomyocytes, hematopoietic cells, chondrocytes, cartilage cells and hepatocytes, as well as the use of certain cell types that have been differentiated from pluripotent stem cells for therapeutic purposes, including cell-based therapy and regenerative medicine.

In connection with the Summer 2018 Private Placement, we entered into self-placed private placement transactions with accredited investors, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of an aggregate of 4,605,000 shares of our unregistered common stock and warrants expiring on February 28, 2022, which are not exercisable until at least six months and one day following issuance, to purchase an aggregate of 4,605,000 unregistered shares of our common stock at a fixed exercise price of $1.50 per share. We received aggregate cash proceeds of $5,756,200 from the Summer 2018 Private Placement. The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, we completed the Fall 2018 Private Placement during October 2018, during which we entered into self-placed private placement transactions from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our common stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our common stock at a per share exercise price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement. We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares and warrants. During October 2018, we have also received cash proceeds of approximately $581,000 from the exercise of outstanding warrants to purchase an aggregate of 387,300 shares our common stock.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017 (amounts in thousands).

	Three Months Ended September 30,
	2018	2017

Operating expenses:
Research and development	$5,261	$2,427
General and administrative	2,171	2,567
Total operating expenses	7,432	4,994

Loss from operations	(7,432)	(4,994)

Interest expense, net	(3)	(3)

Loss before income taxes	(7,435)	(4,997)
Income taxes	-	-

Net loss	(7,435)	(4,997)
Accrued dividend on Series B Preferred Stock	(284)	(256)
Net loss attributable to common stockholders	$(7,719)	$(5,253)

Revenue

We reported no revenue for either the quarter ended September 30, 2018 or 2017 and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive payments or royalties under the BlueRock Agreement in the future in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $5.3 million compared to $2.4 million for the quarters ended September 30, 2018 and 2017, respectively. The acquisition of the PH94B license and the PH10 option through the issuance of our common stock, which resulted in $2.25 million of noncash expense, coupled with expenses related to conducting the ELEVATE Study and various nonclinical activities, including manufacturing additional quantities of AV-101, primarily account for the increase in research and development expense. Other noncash expenses included in research and development expense, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the quarter ended September 30, 2018, aggregated approximately $474,000 and $592,000 for the quarters ended September 30, 2018 and 2017 respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2018	2017

Salaries and benefits	$656	$566
Stock-based compensation	451	137
Consulting and other professional services	29	6
Technology licenses and royalties	129	97
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	1,607	1,476
PH94B license and PH10 option	2,250	-
VistaStem and all other projects	23	27
	3,880	1,503
Rent	104	99
Depreciation	12	19
Total Research and Development Expense	$5,261	$2,427

The increase in salaries and benefits expense reflects the impact of salary increases and bonus payments granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff effective in July 2018.

Stock-based compensation expense increased significantly in the quarter ended September 30, 2018 as a result of (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to September 30, 2017 and including the $104,000 impact of the modification of exercise prices accounted for approximately $265,000 in the quarter ended September 30, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended September 30, 2018.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board and in connection with our acquisition of the exclusive license to PH94B.

Technology license expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform.

AV-101 project expense for the quarter ended September 30, 2018, primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs. A further component is expense incurred to manufacture additional quantities of AV-101 for use in future nonclinical trials and clinical development of AV-101 for MDD and other potential CNS indications. AV-101 project expense for the quarter ended September 30, 2017 primarily reflected costs incurred to develop our currently employed more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce quantities of AV-101 in preparation for the ELEVATE Study and Baylor Study.

As indicated above, non-cash expense related to the acquisition of the PH94B license and PH10 option reflects the $2.25 million fair value of an aggregate of 1,630,435 unregistered shares of our common stock issued to Pherin in September 2018 under the terms of the license and option agreements.

Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives in both years.

Rent expense is essentially unchanged between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

General and Administrative Expense

General and administrative expense decreased to approximately $2.2 million, from approximately $2.6 million for the quarters ended September 30, 2018 and 2017, respectively. Noncash expense, $792,000 in the quarter ended September 30, 2018, decreased from $1,494,000 in the quarter ended September 30, 2017 primarily due to reductions in noncash investor and public relations, professional fees and warrant modification expenses, offset by an increase in stock-based compensation, contributing significantly to the overall reduction in general and administrative expense between the periods. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2018	2017

Salaries and benefits	$766	$650
Stock-based compensation	722	194
Board fees	39	39
Legal, accounting and other professional fees	105	388
Investor and public relations	313	831
Insurance	71	60
Travel expenses	39	22
Rent and utilities	72	67
Warrant modification expense	-	280
All other expenses	44	36
	$2,171	$2,567

The increase in salaries and benefits primarily reflects the impact of salary increases and bonus payments granted effective July 2018 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff.

Stock-based compensation expense increased significantly in the quarter ended September 30, 2018 as a result of (i) the impact of new options granted to our CFO, VP Corporate Development and our general and administrative staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CEO, CFO, VP Corporate Development and our general and administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to September 30, 2017 and including the $154,000 impact of the modification of exercise prices accounted for approximately $459,000 in the quarter ended September 30, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended September 30, 2018.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board.

Legal, accounting and other professional fees for the quarters ended September 30, 2018 and 2017 includes expense related to routine legal fees as well as the accounting expense related to the review of the financial statements for the second quarter of each fiscal year. We incurred no non-cash expense in the quarter ended September 30, 2018. In the quarter ended September 30, 2017, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended September 30, 2018, in addition to cash fees and expenses we incurred, we granted an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized non-cash expense of approximately $65,000. The balance of the fair value of the securities granted is recorded as a prepaid expense and is being amortized over the remaining period of the respective contracts. In the quarter ended September 30, 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 457,000 unregistered shares of our common stock to various corporate development, investor relations, market awareness and strategic business advisory service providers for their services and recognized noncash expense of $713,300, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets, and certain international markets in 2018, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in 2018.

Rent expense is essentially unchanged between the periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

In September 2017, we reduced the exercise price of 247,500 warrants issued in our spring 2017 private placement offering from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the investors in the Spring 2017 private placement additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the quarter ended September 30, 2017 representing the increase in fair value of the warrants granted initially before and after the modification and the fair value of the additional warrants granted.

Interest and Other Expenses

Interest expense totaled $2,900 for the quarter ended September 30, 2018 compared to $3,300 for the quarter ended September 30, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

We recognized $283,600 and $256,300 for the quarters ended September 30, 2018 and 2017, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Comparison of Six Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended September 30, 2018 and 2017 (amounts in thousands).

	Six Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$8,005	$3,523
General and administrative	3,637	3,731
Total operating expenses	11,642	7,254

Loss from operations	(11,642)	(7,254)

Interest expense (net)	(5)	(6)

Loss before income taxes	(11,647)	(7,260)
Income taxes	(2)	(2)

Net loss	(11,649)	(7,262)
Accrued dividend on Series B Preferred Stock	(557)	(504)
Net loss attributable to common stockholders	$(12,206)	$(7,766)

Revenue

We reported no revenue for either period presented and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10, or other potential product candidates. While we may potentially receive additional payments and royalties under our December 2015 BlueRock Agreement in the future in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $8.0 million compared to $3.5 million for the six months ended September 30, 2018 and 2017, respectively. The acquisition of the PH94B license and the PH10 option through the issuance of our common stock, which resulted in $2.25 million of noncash expense, coupled with expenses related to conducting the ELEVATE Study and various nonclinical activities, including manufacturing additional quantities of AV-101, primarily account for the increase in research and development expense. Other noncash expenses included in research and development expense, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the six months ended September 30, 2018, aggregated approximately $729,000 and $843,000 for the quarters ended September 30, 2018 and 2017 respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2018	2017

Salaries and benefits	$972	$884
Stock-based compensation	681	328
Consulting and other professional services	43	16
Technology licenses and royalties	253	157
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	3,510	1,800
Pheron PH94B license and PH10 option	2,250	-
VistaStem and all other projects	62	93
	5,822	1,893
Rent	208	204
Depreciation	24	38
All other	2	3
Total Research and Development Expense	$8,005	$3,523

The increase in salaries and benefits primarily reflects the impact of salary increases and bonus payments granted to our CMO, CSO and members of our scientific staff effective in July 2018.

Stock-based compensation expense increased significantly in the six months ended September 30, 2018 as a result of (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to September 30, 2017 and including the $104,000 impact of the modification of exercise prices accounted for approximately $362,000 in the six months ended September 30, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to September 30, 2018.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, primarily by members of our scientific and CNS clinical and regulatory advisory boards and in connection with our acquisition of the license of PH94B.

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

AV-101 project expense for the six months ended September 30, 2018, primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs. A further component is expense incurred to manufacture additional quantities of AV-101 for use in future nonclinical and clinical trials of AV-101 for MDD and other potential CNS indications. AV-101 project expense for the six months ended September 30, 2017 primarily reflected costs incurred to develop our currently employed more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce quantities of AV-101 in preparation for the ELEVATE Study and Baylor/VA Study.

As indicated above, noncash expense related to the acquisition of the PH94B license and PH10 option reflects the $2.25 million fair value of an aggregate of 1,630,435 unregistered shares of our common stock issued to Pherin in September 2018 under the terms of the license and option agreements.

Stem cell and other project related expenses reflects costs associated with our in-house stem cell technology-related initiatives in both years.

Rent expense is essentially unchanged between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

General and Administrative Expense

General and administrative expense decreased modestly to approximately $3.6 million from approximately $3.7 million for the six months ended September 30, 2018 and 2017, respectively. Noncash expense components represented approximately $1,295,000 and $1,747,000 for the six months ended September 30, 2018 and 2017, respectively, noticeably reducing general and administrative expense in 2018. Such non-cash expenses included, in both periods, stock compensation expense, a portion of investor relations expense, and a portion of rent expense, and warrant modification expense in 2017. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2018	2017

Salaries and benefits	$1,065	$921
Stock-based compensation	1,104	370
Board fees	78	78
Legal, accounting and other professional fees	356	695
Investor and public relations	599	997
Insurance	139	121
Travel expenses	76	62
Rent and utilities	143	140
Warrant modification expense	-	280
All other expenses	77	67
	$3,637	$3,731

The increase in salaries and benefits primarily reflects the impact of salary increases and bonus payments granted effective July 2018 to our CEO, CFO, VP Corporate Development and a non-officer member of our administrative staff.

Stock-based compensation expense increased significantly for the six months ended September 30, 2018 as a result of (i) the impact of new options granted to our CEO in February 2018 and to our CFO, VP Corporate Development and our general and administrative staff in February 2018 and August 2018, each of which were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CEO, CFO, VP Corporate Development and our general and administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to September 30, 2017 and including the $154,000 impact of the modification of exercise prices accounted for approximately $582,000 in the six months ended September 30, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended September 30, 2018.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board.

Legal, accounting and other professional fees for the six months ended September 30, 2018 and 2017 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first and second quarters of the current fiscal year. In the six months ended September 30, 2017, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. We incurred no noncash expense in the six months ended September 30, 2018.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, as well as market awareness, strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the six months ended September 30, 2018, in addition to cash fees and expenses, we granted an aggregate of 100,000 unregistered shares of our common stock to certain investor relations, market awareness and financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance in the quarter ended June 30, 2018 and in the quarter ended September 30, 2018 we granted an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized non-cash expense of approximately $65,000. The balance of the fair value of the securities granted is recorded as a prepaid expense and is being amortized over the remaining period of the respective contracts. In the six months ended September 30, 2017, in addition to cash fees and expenses we incurred, we granted 25,000 unregistered shares of our common stock to an investor relations and awareness service provider as partial compensation for its services and recognized noncash expense of approximately $50,000 in the quarter ended June 30, 2017 representing the fair value of the stock at the time of issuance and, in the quarter ended September 30, 2017, we granted an aggregate of 457,000 unregistered shares of our common stock to various corporate development, investor relations, market awareness and business advisory service providers as compensation for their services and recognized noncash expense of $713,300, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations to and meetings in multiple U.S. markets, and certain international markets in 2018, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in 2018.

Rent expense is essentially unchanged between the periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

In September 2017, we reduced the exercise price of 247,500 warrants issued in our Spring 2017 private placement offering from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the investors in the spring 2017 private placement additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the six months ended September 30, 2017 representing the increase in fair value of the warrants granted initially before and after the modification and the fair value of the additional warrants granted.

Interest and Other Expenses

Interest expense totaled $5,000 for the six months ended September 30, 2018 compared to $5,700 reported for the six months ended September 30, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

We recognized $557,100 and $503,600 for the six months ended September 30, 2018 and 2017, respectively, representing the 10% cumulative dividend payable on outstanding shares of our Series B Preferred stock as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2018, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $66.2 million, as well as from an aggregate of approximately $17.6 million of government research grant awards (excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $36.1 million in non-cash settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At September 30, 2018, we had cash and cash equivalents of $7.8 million.

Subsequently, through October 26, 2018, we received cash proceeds of approximately $2.4 million from self-placed private placements of unregistered equity securities and exercises of outstanding warrants to purchase our Common Stock including (i) cash proceeds of $977,500 from the Summer 2018 Private Placement of units consisting of an aggregate of 782,000 unregistered shares of our Common Stock and warrants exercisable at least six months and one day following issuance and through February 28, 2022 to purchase 782,000 unregistered shares of our Common Stock at $1.50 per share, bringing the aggregate proceeds of the over-subscribed self-placed private offering to $5.75 million, (ii) proceeds of approximately $852,000 from the Fall 2018 Private Placement of units consisting of an aggregate of 420,939 unregistered shares of our Common Stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock, at a subscription price above the closing market price per share of our Common Stock on the Nasdaq Capital Market on the effective day of each investor’s subscription agreement and (iii) cash proceeds of approximately $581,000 from October 1, 2018 through the date of this Report from the exercise of outstanding warrants to purchase 387,300 registered shares of our Common Stock.

Although our cash position at September 30, 2018 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which we plan to complete our ELEVATE study, conduct additional clinical and nonclinical studies involving AV-101 and prepare for a pivotal Phase 3 clinical trial of PH94B and Phase 2 clinical trial of PH10, raise substantial doubt that we can continue as a going concern, as noted above, since September 30, 2018, we have raised approximately $2.4 million of additional capital from the sale of our equity securities. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our current CRADA with the NIMH, which provides for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements similar to our CRADA with NIMH, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101, PH94B, PH10 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2019 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):
	Six Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(7,063)	$(4,010)
Net cash used in investing activities	(170)	(2)
Net cash provided by financing activities	4,686	2,855

Net decrease in cash and cash equivalents	(2,547)	(1,157)
Cash and cash equivalents at beginning of period	10,378	2,921

Cash and cash equivalents at end of period	$7,831	$1,764

The increase in cash used in operations results primarily from the conduct of our ELEVATE Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018. Contributing additionally to the increase are modest increases in employee cash compensation and benefits and an increase in various investor relations and corporate development and awareness initiatives. The increase in cash used in investing activities reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, CA, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in 2018 primarily reflects the cash proceeds from our Summer 2018 Private Placement received between June 2018 and September 2018 and, in 2017, the proceeds of our September 2017 public offering, net of note and capital lease payments in both years.

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

Item 1 ..          Legal Proceedings

None.

Item 1A ..       Risk Factors

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of one or more of our current drug candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development and regulatory approval before either may be commercialized and none is likely to achieve regulatory approval, if at all, until at least 2021. Any drug rescue NCE we produce will require substantial nonclinical development, all phases of clinical development, and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies and surveillance obligations, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the United States, only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized.

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully commercialize any current or future drug product candidate we may develop. Any such setback in our pursuit of regulatory approval for any product candidate would have a material adverse effect on our business and prospects.

Certain of our product candidates, including PH94B and PH10, may be subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the United States Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

We have been granted Fast Track designation from the FDA for development of AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain. However, these designations may not actually lead to faster development or regulatory review or approval processes for AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

The Fast Track designation is a program offered by the FDA, pursuant to certain mandates under the FDA Modernization Act of 1997, designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life threatening conditions. Compounds selected must demonstrate the potential to address unmet medical needs. The FDA’s Fast Track designation allows for close and frequent interaction with the FDA. A designated Fast Track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable. The designation does not, however, guarantee FDA approval or expedited approval of any application for the product candidate.

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of neuropathic pain. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for AV-101 and the FDA may withdraw Fast Track designation of AV-101 for either or both indications if it believes that the respective designation is no longer supported by data from our clinical development programs.

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

The results of preclinical studies and early clinical trials of AV-101, PH94B, PH10 and/or our other product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. AV-101, PH94B, PH10 or other product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. With respect to our current product candidates, we have not yet completed a Phase 2 clinical trial for AV-101, and if the NIMH Study and/or our ELEVATE Study, or any future clinical study of AV-101, or if one or more of the pivotal Phase 3 clinical trials of PH94B for SAD, fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for AV-101 or PH94B, and, correspondingly, our business and financial prospects, could be materially adversely affected.

This drug candidate development risk is heightened by any changes in planned timing or nature of clinical trials compared to completed clinical trials. As product candidates are developed through preclinical to early- and late-stage clinical trials towards regulatory approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives.

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

If serious adverse events or other undesirable side effects or safety concerns attributable to AV-101 are identified during the NIMH Study, Baylor/VA Study, other investigator-sponsored clinical trials, in our clinical trials of AV-101, including our ELEVATE study, or our clinical trials of PH94B, it may adversely affect or delay our clinical development and commercialization of AV-101 or PH94B.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. AV-101 is currently being tested by the NIMH in the NIMH Study and by Baylor in the Baylor/VA Study and may be subjected to testing in the future for other CNS indications in additional investigator-sponsored clinical trials. If serious adverse events or other undesirable side effects or safety concerns, or unexpected characteristics attributable to AV-101 are observed in the NIMH Study, Baylor/VA Study, other investigator-sponsored clinical trials of AV-101, our clinical trials of AV-101, including our ELEVATE Study, or in our clinical trials of PH94B, it may adversely affect or delay our clinical development and commercialization of AV-101 or PH94B, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

●
regulatory authorities may withdraw, suspend, or limit approvals of such product and require us to take them off the market;

●
regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

●
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan to ensure that the benefits of the product outweigh its risks;

●
we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product;

●
we may be required to conduct additional post-marketing studies or surveillance

●
we may be subject to limitations on how we may promote the product;

●
sales of the product may decrease significantly;

●
we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and

●
our products may become less competitive or our reputation may suffer.

Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of our product candidates or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.

Failures or delays in the commencement or completion of our planned clinical trials and nonclinical studies of AV-101, PH94B, PH10 or other our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We will need to complete our ELEVATE Study, at least two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical studies, as well as certain standard smaller clinical studies prior to the submission of an NDA to the FDA for AV-101 as an adjunctive treatment for MDD in patients with an inadequate response to current antidepressants, or any other CNS indication. Similarly, we will need to complete at least two pivotal Phase 3 clinical studies of PH94B prior to our submission of an NDA for PH94B as an on demand treatment for SAD. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Except as disclosed herein, we do not know whether the NIMH Study, Baylor/VA Study, our ELEVATE Study or any of our future-planned nonclinical and clinical trials of AV-101, PH94B, PH10 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA may deny permission to proceed with planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●	delays in filing or receiving approvals of additional INDs that may be required;

●	negative results from nonclinical or clinical studies;

●
delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, investigators and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, investigators and clinical trial sites;

●
delays in the manufacturing of, or insufficient supply of product candidates necessary to conduct nonclinical or clinical trials, including delays in the manufacturing of sufficient supply of drug substance or finished drug product;

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

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101, PH94B, PH10 or other product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101, PH94B, PH10 or other product candidates may force us to amend nonclinical studies and clinical trial protocols or the FDA may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for AV-101, PH94B, PH10 or other product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current product candidates and will continue to do so for any other product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of AV-101, PH94B, PH10 or other product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize AV-101, PH94B, PH10 or other product candidates and our business could be substantially harmed.

We do not have the internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories and other third parties, such as CROs, to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical and clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted and completed in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs, the NIMH, Baylor or other independent investigators does not relieve us of our regulatory responsibilities. We and our CROs, the NIMH, Baylor and any investigator in an investigator-sponsored study are required to comply with regulations and guidelines, including current Good Clinical Practice regulations (cGCPs) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, any of our CROs or any of our third-party collaborators fail to comply with applicable cGCPs, the clinical data generated in clinical trials involving our product candidates may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or the failure of our CROs or other third-party collaborators to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. In certain cases, including the NIMH Study, Baylor/VA Study and other investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third-parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If our relationships with one or more of our third-party collaborators terminates, we may not be able to enter into arrangements with alternative third-party collaborators.  If such third-party collaborators, including our CROs, the NIMH, Baylor or the VA do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to applicable clinical protocols, regulatory requirements or for other reasons, any clinical trials that such third-parties are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully develop and commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs would increase and our ability to generate revenue would be delayed.

We rely completely on third-parties to manufacture, formulate, hold and distribute supplies of our product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our product candidates in the future.

We do not currently have, nor do we plan to acquire or develop, any internal infrastructure or technical capabilities to manufacture, formulate, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to our product candidates, we rely, and will continue to rely, completely on contract manufacturing organizations (CMOs) to manufacture active pharmaceutical ingredient (API) and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture AV-101 and PH94B API and AV-101 and PH94B final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process or the supply or quality of materials used in the manufacturing and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials or successfully manufacture our product candidates, including AV-101 and PH94B API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including AV-101 and PH94B API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of AV-101 and PH94B for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

With respect to AV-101 and PH94B, we do not yet have long-term supply agreements in place with our CMOs and each batch of AV-101 and PH94B is individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of manufacturing for AV-101 and PH94B, and current and projected supply of AV-101 and PH94B API and finished drug product will be adequate to support our planned nonclinical and clinical studies of AV-101 and PH94B, no assurance can be given that unanticipated AV-101 supply shortages or CMO-related delays in the manufacture and formulation of AV-101 or PH94B API and/or finished drug product will not occur in the future.

Additionally, certain of our product candidates, including PH94B and PH10, may be considered drug-device combination products. Third-party manufacturers may not be able to comply with the regulatory requirements, known as current good manufacturing practice, or cGMP, applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Even if we receive marketing approval for AV-101, PH94B, PH10 or any other product candidate in the United States, we may never receive regulatory approval to market AV-101, PH94B, PH10 or any other product candidate outside of the United States.

We have not yet selected any markets outside of the United States where we intend to seek regulatory approval to market AV-101, PH94B, PH10 or any other product candidate. In order to market AV-101, PH94B, PH10 or any other product candidate outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Before we can commercialize our product candidates, the United States Drug Enforcement Administration (DEA) may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA will consider any of our current or future product candidate to be controlled substances, we cannot yet give any assurance that such product candidates, including AV-101, will not be regulated as controlled substances.

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

We do not currently have any internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not create such internal capabilities in the foreseeable future. Therefore, to market our product candidates, if approved by the FDA or any other regulatory body, we must make contractual arrangements with third parties to perform services related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates, or establish those capabilities prior to market approval. If we are unable to establish adequate contractual arrangements for such sales, marketing and distribution capabilities, or if we are unable to do so on commercially reasonable terms, or if we are unable to establish such capabilities on our own, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Manufacturers of drug and device products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where our product candidates are manufactured, a regulatory agency may impose restrictions on our product candidates, the manufacturer or us, including requiring withdrawal of our product candidates from the market or suspension of manufacturing. If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

The pharmaceutical industry is highly competitive. There are many public and private pharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of product candidates that may be similar to and compete with our product candidates or address similar markets. It is probable that the number of companies seeking to develop product candidates similar to and competitive with our product candidates will increase.

Currently, management is unaware of any FDA-approved oral adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of action and safety profile as our orally administered AV-101. However, new antidepressant products with other mechanisms of action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD. Management is also unaware of any FDA-approved rapid-onset, on-demand treatment for SAD having the same mechanism of action and safety profile as our PH94B.

In the field of new generation, oral adjunctive treatments for adult patients with MDD with an inadequate response to standard FDA-approved antidepressants, we believe our principal competitor may be Alkermes’ oral ALKS-5461. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis, Allergan’s intravenous rapastinel or AGN-241751, and Johnson & Johnson/Janssen’s nasal spray esketamine. With respect to PH94B and current FDA-approved treatment options for SAD, competition may include, but is not limited to, certain generic antidepressants approved by the FDA for treatment of SAD and certain classes of drug used on an off-label basis for SAD, including benzodiazapines such as alprazolam, and beta blockers such as propranolol.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to AV-101, we believe that a range of pharmaceutical and biotechnology companies have programs to develop small molecule drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa-induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson/Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Johnson & Johnson/Janssen and a sublingual formulation of the sodium channel blocker riluzole in development by Biohaven. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. Although AV-101 is in Phase 2 clinical development for treatment of MDD, and we are preparing for development of PH94B in pivotal Phase 3 studies for SAD, we may fail to pursue additional development opportunities for AV-101 or PH94B, or identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we currently have limited financial and management resources, we necessarily focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of AV-101 and PH94B, with additional limited focus on NCE drug rescue and, through a third-party collaboration, RM. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for AV-101 and/or PH94B that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as AV-101 and PH94B, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for AV-101 as an adjunctive treatment of MDD, physicians may prescribe AV-101 to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell our product candidates.

Market acceptance and sales of our product candidates will depend heavily on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the United States healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

We may, in the future, choose to seek FDA Orphan Drug designation for one or more of our current or future product candidates. Even if we obtain Orphan Drug designation from the FDA for a product candidate, there are limitations to the exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain Orphan Drug status for a drug that shares the same active moiety as an already approved drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

We are a development stage biopharmaceutical company. Although we have one drug candidate in Phase 2 development and are preparing to advance another drug candidate into pivotal Phase 3 clinical trials, we currently have no approved products and currently generate no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with collaborators:

●	develop and obtain required regulatory approvals for commercialization of AV-101, PH94B, PH10 and/or other product candidates;

●	maintain, leverage and expand our intellectual property portfolio;

●	establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;

●	gain market acceptance for our product candidates; and

●	obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of product candidates.

Our future success is highly dependent upon our ability to successfully develop and commercialize any of our current product candidates, acquire or license additional product candidates, or discover, as well as produce, develop and commercialize proprietary drug rescue NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize AV-101, PH94B, PH10 acquire or license additional product candidates or discover and develop drug rescue NCEs, or that, if produced, AV-101, PH94B, PH10 or any other product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce drug rescue NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced.

In addition, we do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant pharmaceutical sales, marketing or distribution experience. We may seek to collaborate with others to develop and commercialize AV-101, PH94B, PH10 drug rescue NCEs and/or other product candidates if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute AV-101, PH94B, PH10 any drug rescue NCEs or other product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential drug rescue NCEs and no operating history with respect to the production of drug rescue NCEs, and we may never be able to produce a drug rescue NCE.

If we are unable to develop and commercialize AV-101, PH94B, PH10 acquire or license additional product candidates, or produce suitable drug rescue NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

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

Even if we do acquire additional product candidates or produce proprietary drug rescue NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from AV-101, PH94B, PH10 additional acquired or licensed products candidates or any drug rescue NCEs, we or our potential collaborators must complete preclinical and clinical development programs, submit clinical and manufacturing data to the FDA, qualify a third party CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Although not currently requiring significant investment of capital, the success of VistaStem’s drug rescue programs is highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of new drug candidates than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, their utility for drug rescue will be limited and our drug rescue business will be adversely affected.

We may invest in producing drug rescue NCEs for which there proves to be no demand.

To generate revenue from VistaStem’s drug rescue activities, we must produce proprietary drug rescue NCEs for which there proves to be demand within the healthcare marketplace, and, if we intend to out-license a particular drug rescue NCE for development and commercialization prior to market approval, then also among pharmaceutical companies and other potential collaborators. However, we may produce drug rescue NCEs for which there proves to be no or limited demand in the healthcare market and/or among pharmaceutical companies and others. If we misinterpret market conditions, underestimate development costs and/or seek to rescue the wrong drug rescue candidates, we may fail to generate sufficient revenue or other value, on our own or in collaboration with others, to justify our investments, and our drug rescue business may be adversely affected.

We may experience difficulty in producing human cells and our future stem cell technology research and development efforts may not be successful within the timeline anticipated, if at all.

Our human pluripotent stem cell technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems, although not significant at present, are difficult to predict in advance. We might decide to devote significant additional personnel and financial resources to research and development activities designed to expand, in the case of drug rescue, and explore, in the case of drug discovery and RM, potential applications of our stem cell technology platform. In particular, we may conduct exploratory nonclinical RM programs involving blood, bone, cartilage, and/or liver cells. Although we and our third-party collaborators have developed proprietary protocols to produce multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain drug rescue candidates and drug rescue NCEs, design and development of certain human cellular assays and performance of certain exploratory non-clinical regenerative medicine studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating human pluripotent stem cells into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, drug rescue and regenerative medicine business opportunities and results of operations.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $14.3 million and $10.3 million during the fiscal years ended March 31, 2018 and 2017, respectively. We incurred a net loss of approximately $11.6 million in the six months ended September 30, 2018, and, as of that date, we had an accumulated deficit of approximately $168.2 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, including receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH, however not including the fair market value of the NIMH Study sponsored and conducted by the NIMH under our NIMH CRADA, or the Baylor/VA Study being conducted by Baylor. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, PH94B, PH10 or another product candidate, or we enter into one or more development and commercialization agreements with respect to AV-101, PH94B, PH10 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain United States and foreign marketing approval for our product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both United States and foreign jurisdictions;

●	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

Our audited consolidated financial statements for the year ended March 31, 2018 as well as the unaudited condensed consolidated financial statements for the quarter ended September 30, 2018 included elsewhere in this Report have been prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including preparation for and launch of our ELEVATE Study, as well as research and development of our stem cell technology platform, including development of CardioSafe 3D for drug rescue and our cardiac stem cell technology for potential regenerative medicine applications in connection with the Bluerock Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At September 30, 2018, we had cash and cash equivalents of approximately $7.8 million. We do not believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included in this Report. We expect to seek additional capital to produce additional AV-101 study material for future nonclinical and clinical studies of AV-101, conduct AV-101 Phase 3-enabling studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in CNS indications other than MDD, produce additional PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, conduct Phase 2 clinical trials of PH10, acquire or license and conduct research and development of additional product candidates and to fund our internal operations beyond mid-2019.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates, and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if AV-101, PH94B, PH10 any drug rescue NCE, other product candidate, or RM product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for AV-101, PH94B, PH10 or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

Although we have issued patents relating to AV-101 and PH94B in the United States and the European Union, we cannot yet, with respect to AV-101, provide any assurances that any of our other numerous pending United States and additional foreign patent applications relating to AV-101 will mature into issued patents and, if they do, that such patents will include claims with a scope sufficient to protect AV-101 or otherwise provide any competitive advantage. Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any additional patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. United States patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●
any  issued patents related to AV-101, PH94B, PH10 or pending patent applications, if issued, will include claims having a scope sufficient to protect AV-101, PH94B, PH10 or any other products or product candidates, particularly considering that the compound patent to AV-101 has expired;

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

The United States Patent and Trademark Office (USPTO), European Patent Office (EPO) and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, including patents related to AV-101, PH94B or PH10 the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO or EPO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Some of the intellectual property rights we have licensed or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

In the event we apply for additional United States government funding, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the United States patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension if the active ingredient of AV-101, PH94B or PH10 is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. Additionally, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. This guidance did not limit the application of Myriad to DNA but, rather, applied the decision to other natural products. Further, in 2015, in Ariosa Diagnostics, Inc. v. Sequenom, Inc., the Court of Appeals for the Federal Circuit held that methods for detecting fetal genetic defects were not patent eligible subject matter.

In addition to increasing uncertainty regarding our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

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

Our Restated Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at September 30, 2018; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at September 30, 2018; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at September 30, 2018. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2 ..          Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the Current Report on Form 8-K that we filed on August 14, 2018 and through the date of this Report, in self-placed private placement transactions, we sold to accredited investors units consisting of an aggregate of 782,000 unregistered shares of our common stock, par value $0.001 per share (Common Stock), and warrants exercisable at least six months and one day following issuance and through February 28, 2022 to purchase 782,000 unregistered shares of our common stock at $1.50 per share, from which we received cash proceeds of $977,500.

During October 2018, we sold to accredited investors units, at a purchase price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market plus $0.15 per unit on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our Common Stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock at the market price per share on the effective day of the investor’s subscription agreement. We received aggregate cash proceeds of $812,500 and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares and warrants.

During September 2018, we issued (i) a four-year warrant to purchase 90,000 unregistered shares of our common stock at an exercise price of $1.50 per share as partial compensation to a consultant under a financial advisory consulting agreement.

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

Item 3.          Defaults Upon Senior Securities

None.

Item 6 ..          Exhibits

Exhibit
Number	Description

10.1+
License Agreement (PH94B), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018.

10.2+
Option Agreement, by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2018.

10.3*	License Agreement (PH10), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated October 24, 2018, filed herewith.

10.4	Form of Fall 2018 Private Placement Subscription Agreement, filed herewith.

10.5	Form of Fall 2018 Private Placement Warrant, filed herewith.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
*
Confidential treatment has been requested for certain confidential portions of this agreement.

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

Dated: October 29, 2018