Form 10-Q/A
period 2018-09-30
VistaGen Therapeutics, Inc.
filed 2018-10-30
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

VistaGen Therapeutics, Inc. (the Company) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, originally filed with the Securities and Exchange Commission on October 29, 2018, to amend Exhibit 10.3, License Agreement (PH10), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated October 24, 2018 (the Exhibit). Item 6 of Part II of the original filing is hereby amended to include a revised redacted version of the Exhibit. All other items of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 are unaffected by the change described above and have been omitted from this Amendment No. 1.

Item 6 .           Exhibits

Exhibit
Number	Description

10.1+**
License Agreement (PH94B), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018

10.2+**
Option Agreement, by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2018

10.3*	License Agreement (PH10), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated October 24, 2018, filed herewith.

10.4**	Form of Fall 2018 Private Placement Subscription Agreement.

10.5**	Form of Fall 2018 Private Placement Warrant.

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**
Previously filed as like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 29, 2018.

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

Dated: October 30, 2018