Form 10-Q
period 2018-12-31
VistaGen Therapeutics, Inc.
filed 2019-02-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

As of February 11, 2019, 31,120,465 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2018

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$6,285,300	$10,378,300
Prepaid expenses and other current assets	853,800	644,800
Total current assets	7,139,100	11,023,100
Property and equipment, net	334,900	207,400
Security deposits and other assets	47,800	47,800
Total assets	$7,521,800	$11,278,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086,700	$1,195,700
Accrued expenses	827,100	206,300
Current notes payable	49,100	53,900
Capital lease obligations	2,900	2,600
Total current liabilities	1,965,800	1,458,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	3,456,300	2,608,300
Deferred rent liability	399,800	285,600
Capital lease obligations	7,100	9,300
Total non-current liabilities	3,863,200	2,903,200
Total liabilities	5,829,000	4,361,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and March 31, 2018:
Series A Preferred, 500,000 shares authorized, issued and outstanding at December 31, 2018 and March 31, 2018	500	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2018 and March 31, 2018; 1,160,240 shares
issued and outstanding at December 31, 2018 and March 31, 2018	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at December 31, 2018 and March 31, 2018; 2,318,012 shares
issued and outstanding at December 31, 2018 and March 31, 2018	2,300	2,300
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and March 31, 2018;
31,204,380 and 23,068,280 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	31,200	23,100
Additional paid-in capital	181,035,800	167,401,400
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2018 and March 31, 2018	(3,968,100)	(3,968,100)
Accumulated deficit	(175,410,100)	(156,543,800)
Total stockholders’ equity	1,692,800	6,916,600
Total liabilities and stockholders’ equity	$7,521,800	$11,278,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,335,500	$1,601,800	$13,340,300	$5,124,600
General and administrative	1,856,800	1,266,000	5,494,100	4,997,400
Total operating expenses	7,192,300	2,867,800	18,834,400	10,122,000
Loss from operations	(7,192,300)	(2,867,800)	(18,834,400)	(10,122,000)
Other expenses, net:
Interest expense, net	(1,800)	(2,000)	(6,800)	(7,700)
Loss on extinguishment of accounts payable	(22,700)	(135,000)	(22,700)	(135,000)

Loss before income taxes	(7,216,800)	(3,004,800)	(18,863,900)	(10,264,700)
Income taxes	-	-	(2,400)	(2,400)
Net loss and comprehensive loss	(7,216,800)	(3,004,800)	(18,866,300)	(10,267,100)
Accrued dividend on Series B Preferred stock	(290,900)	(263,000)	(848,000)	(766,600)
Deemed dividend from trigger of down round provision feature	-	(199,200)	-	(199,200)
Net loss attributable to common stockholders	$(7,507,700)	$(3,467,000)	$(19,714,300)	$(11,232,900)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.24)	$(0.25)	$(0.75)	$(1.03)

Weighted average shares used in computing basic
and diluted net loss attributable to common
stockholders per common share	30,696,312	13,895,642	26,418,440	10,947,556

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,866,300)	$(10,267,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,800	65,300
Stock-based compensation	2,519,700	1,386,900
Expense related to modification of warrants	25,800	292,700
Fair value of common stock granted for services	277,600	1,554,800
Fair value of common stock issued for product licenses and option	4,250,000	-
Fair value of warrants granted for services	79,800	-
Loss on extinguishment of accounts payable	22,700	135,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,600	259,600
Accounts payable and accrued expenses	511,800	(41,800)
Deferred rent	109,200	159,900
Net cash used in operating activities	(10,970,300)	(6,454,700)

Cash flows from property and investing activities:
Purchases of equipment	-	(1,600)
Construction of tenant improvements	(169,800)	-
Net cash used in investing activities	(169,800)	(1,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	6,608,700	16,721,900
Proceeds from exercise of warrants	605,700	-
Repayment of capital lease obligations	(2,000)	(1,700)
Repayment of notes payable	(165,300)	(153,400)
Net cash provided by financing activities	7,047,100	16,566,800
Net (decrease) increase in cash and cash equivalents	(4,093,000)	10,110,500
Cash and cash equivalents at beginning of period	10,378,300	2,921,300
Cash and cash equivalents at end of period	$6,285,300	$13,031,800

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$160,500	$142,400
Accrued dividends on Series B Preferred	$848,000	$766,600
Deemed dividend from trigger of down round provision feature	$-	$199,200
Settlement of accounts payable by issuance of common stock	$40,000	$450,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company focused on developing new generation medicines for multiple central nervous system (CNS) diseases and disorders with high unmet need. We believe each of our CNS pipeline candidates, AV-101, PH10 and PH94B, has the potential to be administered at home and provide rapid-onset therapeutic benefits without psychological or other side effects and safety concerns associated with many current and potential new generation medications for CNS diseases and disorders, such as major depressive disorder (MDD) and social anxiety disorder (SAD), affecting millions of individuals in the United States and foreign markets. Each drug candidate in our pipeline is either currently in or has successfully completed Phase 2 clinical development. AV-101, our oral NMDA receptor glycine B antagonist, is in Phase 2 development, initially as an adjunctive treatment of MDD. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment of MDD and as a non-opioid treatment for neuropathic pain. PH10, our potentially first-in-class, rapid-onset neuroactive steroid nasal spray for MDD, has completed an initial successful exploratory Phase 2 clinical study and is now being prepared for a multi-dose follow-on Phase 2 clinical study in MDD. PH94B, our potentially first-in-class, rapid-onset neuroactive steroid nasal spray for as-needed (PRN) treatment of SAD, has completed a successful Phase 2 clinical program, a successful pilot Phase 3 study and is now being prepared for pivotal Phase 3 clinical development, with potential to be the first FDA-approved PRN treatment of SAD.

AV-101

AV-101, an investigational prodrug candidate in Phase 2 clinical development, is an orally bioavailable NMDAR GlyB (N-methyl-D-aspartate receptor glycine B) antagonist in development as a potential new treatment for multiple CNS indications with high unmet need, including MDD, neuropathic pain (NP), levodopa-induced dyskinesia associated with Parkinson’s disease therapy (PD LID) and suicidal ideation (SI). In two NIH-funded AV-101 Phase 1 clinical safety studies, AV-101 was well tolerated in healthy subjects at all doses tested, in both single-ascending and multiple-ascending dose studies, without causing any observed psychological or sedative side effects. The United States Food and Drug Administration (FDA) has granted Fast Track designation for development of AV-101 as a potential new treatment for adjunctive treatment of MDD and for treatment of NP.

Major Depressive Disorder

Major depressive disorder is a serious biologically-based mood disorder, affecting approximately 16 million adults in the United States according to the U.S. National Institute of Mental Health (the NIMH). The CDC estimates that one in four women and one in six men in the United States have been diagnosed with MDD.  Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. According to the U.S. Centers for Disease Control and Prevention (CDC), about one in eight Americans aged 12 and over takes an FDA-approved antidepressant, and there are an estimated 11.6 million drug-treated patients suffering from MDD. While current FDA-approved antidepressants are widely used, the STAR*D study, the largest clinical trial conducted in depression to date, found that approximately two-thirds of patients with MDD do not respond to their initial antidepressant treatment, of which approximately 5.1 million patients remain resistant to treatment following the second antidepressant treatment. According to the NIMH, inadequate response to current antidepressants is among the key reasons MDD is a leading public health concern in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action.

We believe oral AV-101 has potential for multiple applications in global depression markets if successfully developed and approved. Given its excellent tolerability profile, we believe AV-101 has potential as a new generation monotherapy and as an adjunctive therapy to both (i) augment current antidepressants approved by the FDA for patients with MDD who have an inadequate response to standard antidepressants (SSRIs and SNRIs) and (ii) prevent relapse of MDD following successful intravenous or intranasal treatment with ketamine hydrochloride (ketamine), a member of a class of drugs that block NMDA receptor activity. Ketamine is an FDA-approved, rapid-acting general anesthetic currently administered only by intravenous or intramuscular injection. The off-label use of ketamine in treatment-resistant depression (TRD), defined as those patients who have failed at least two prior treatment attempts involving current antidepressants, has been studied in numerous clinical trials conducted by depression experts at Yale University and other academic institutions, as well as at the NIMH, including by Dr. Carlos Zarate, Jr., the NIMH’s Chief of Experimental Therapeutics & Pathophysiology Branch and of the Section on Neurobiology and Treatment of Mood and Anxiety Disorders.  In randomized, placebo-controlled, double blind clinical trials reported by Dr. Zarate and others at the NIMH, a single sub-anesthetic dose of ketamine (0.5 mg/kg over 40 minutes) produced robust and rapid (within twenty-four hours) antidepressant effects in MDD patients who had not responded to at least two prior treatment attempts involving standard antidepressants.  These results were in sharp contrast to the very slow-onset activity of SSRIs and SNRIs, which usually require many weeks or more of chronic usage to achieve similar antidepressant effects. We believe AV-101 may have potential to deliver rapid-onset antidepressant effects similar to ketamine, but without causing psychological, sedative or other side effects and safety concerns associated with ketamine, and as an oral therapy conveniently administered at home rather than in a medical setting or involving the required the use of needles.

AV-101 is currently in Phase 2 clinical development in the United States for MDD. ELEVATE is our ongoing Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study). Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the findings of which were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA).

AV-101 is also the subject of a small randomized, double-blind, placebo-controlled cross-over Phase 2 clinical study being conducted and funded by the NIMH, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study. This trial is focused on the pharmacodynamic and potential therapeutic effects in such patients using standard measurements of clinical responses and measurement of responses of a number of biomarkers associated with engagement of the NMDA receptor thought to be associated with clinical response. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection.

The FDA has granted Fast Track designation for development of AV-101 as a potential new adjunctive treatment of MDD.

Suicidal Ideation

According to the World Health Organization (WHO), every year approximately 800,000 people worldwide take their own life and many more attempt suicide.  The CDC views suicide as a major public health concern in the United States, as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise.  According to experts in the field of suicidal ideation (SI), characterized as suicidal thoughts and behavior, the number of Americans who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation is complex and there is no single cause. The NIMH attributes many different factors contribute to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse disorder. Additionally, according to reports released by the United States Department of Veterans Affairs (VA), the U.S. Military Veteran population is at significantly higher risk for suicide than the general population.

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

Neuropathic Pain

Neuropathic pain (NP), a complex, chronic pain state affecting millions of Americans, results from problems with signals from nerves. The American Chronic Pain Association has identified various causes of NP, including tissue injury, nerve damage or disease, diabetes, infection, toxins, certain types of drugs, such as antivirals and chemotherapeutic agents, certain cancers, and even chronic alcohol intake. With NP, damaged, dysfunctional or injured nerve fibers send incorrect signals to other pain centers and impact nerve function both at the site of injury and areas around the injury. Unfortunately, many NP treatments on the market today have side effects, including anxiety, depression, dizziness, cognitive impairment and/or sedation.

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed preclinical studies involving four well-established models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of NP in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). Gabapentin, an FDA-approved anticonvulsant, has been associated with sedation and mild cognitive impairment in third party literature. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear. We are planning to advance AV-101 into an exploratory Phase 2a clinical study, subject to securing sufficient capital, to assess its potential as a new oral non-opioid treatment to reduce debilitating NP, as well as its potential to avoid sedative side effects and cognitive impairment that have been observed in third party literature to be associated with other NP treatments, and to reduce the risk of addiction associated with pain medications targeting opioid receptors.

The FDA has granted Fast Track designation for development of AV-101 as a potential new, non-opioid treatment of NP.

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

In a preclinical monkey model of PD, AV-101 resulted in a 30% reduction of the mean dyskinesia score associated with PD LID. Importantly, AV-101 did not reduce the anti-parkinsonian therapeutic benefit of levodopa. Moreover, the duration of levodopa response and delay to levodopa effect were not affected by treatment with AV-101.  We believe AV-101 has potential to reduce troublesome dyskinesia experienced by many patients with PD as a result of their levodopa therapy, but without interfering with levodopa or causing side effects resulting from certain current PD LID treatments, such as amantadine, including hallucinations, dizziness, dry mouth, swelling of legs and feet, constipation and falls. We are planning to advance clinical development of AV-101 for PD LID in an exploratory Phase 2 clinical study, subject to securing sufficient capital, as our next initiative in PD LID.

PH94B

In September 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a license from Pherin Pharmaceuticals, Inc. (Pherin) giving us the exclusive worldwide rights to develop and commercialize PH94B, a rapid-onset neurosteroid nasal spray with potential to be the first FDA-approved PRN treatment for SAD.

PH94B is a synthetic investigational neuroactive steroid for which Phase 2 clinical data showed that the product was well tolerated and demonstrated a rapid onset of effect, as measured by the Subjective Units of Distress (SUD) and the Liebowitz Social Anxiety Scale (LSAS) in SAD, a social phobia that affects as many as 22 million American adults according to the NIMH. SAD is characterized by an intense and persistent fear of embarrassment, humiliation, judgment and rejection in everyday social or performance situations, leading to avoidance of anxiety and fear-producing social situations when possible. SAD has a significant impact on the individual’s employment, social activities and overall quality of life. According to the NIMH, an estimated 7% of the U.S. population suffers from SAD. SAD is commonly treated chronically with antidepressants, which have slow onset of effect (several weeks or months) and known side effects that may make them unattractive to individuals intermittently or episodically affected by SAD.

Administered as a nasal spray, PH94B is designed to act locally on peripheral nasal chemosensory receptors to trigger rapid activation of the limbic system areas of the brain associated with SAD. In prior clinical studies, PH94B demonstrated rapid (10-15 minutes) anxiety reduction for subjects with SAD, measured by the SUD and LSAS, and was not observed to be addictive, sedative or have other adverse events. Benzodiazepines and beta blockers, which are currently prescribed off-label to treat SAD, have been found in third party literature to have these addictive or sedative properties, and have other adverse effects when used to treat SAD.

Based on clinical studies in which PH94B was observed to have rapid-onset of effect on anxiety reduction, as measured by the SUD and LSAS, and to be well-tolerated, and in light of its novel route of administration and on-demand dosing design, we believe PH94B has potential to be the first FDA-approved medication for long-term PRN treatment of individuals with SAD.

PH10

In October 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a second license from Pherin giving us the exclusive worldwide rights to develop and commercialize PH10, a synthetic investigational neuroactive steroid nasal spray for which exploratory Phase 2 clinical data showed that it was well tolerated and demonstrated a rapid onset of antidepressant effects. PH10 is designed to bind locally on nasal chemosensory receptors and trigger responses in the hypothalamus, amygdala, prefrontal cortex and hippocampus affecting depression. It is believed that PH10 may initiate nerve impulses that follow defined pathways to directly affect brain function. In a small exploratory Phase 2a study in patients with MDD, PH10 showed a rapid-onset antidepressant effect, as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety concerns. PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current antidepressants. As with AV-101, we believe PH10 intranasal has potential for multiple applications in global depression markets, as a stand-alone first line therapy and as an adjunctive therapy, if successfully developed and approved. In addition to its potential as a first-line monotherapy administered conveniently at-home, we believe PH10 has potential as an adjunctive therapy to (i) augment current antidepressants approved by the FDA for patients with MDD who have an inadequate response to standard antidepressants (SSRIs and SNRIs), and (ii) prevent relapse of MDD following successful treatment with ketamine, either intravenously- or intranasally-administered ketamine.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2018 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2019, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2018 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 26, 2018.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $175.4 million accumulated from inception (May 1998) through December 31, 2018. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, PH94B and PH10, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through December 31, 2018, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $68.6 million, as well as from an aggregate of approximately $17.6 million of government research grant awards (excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in non-cash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At December 31, 2018, we had cash and cash equivalents of approximately $6.3 million.

Our cash position at December 31, 2018 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to complete our ELEVATE study, prepare for pivotal Phase 3 development of PH94B, conduct additional clinical and preclinical studies involving AV-101 and prepare for a Phase 2 clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. Nevertheless, when necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

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

Our future working capital requirements will depend on many factors, including, without limitation, the timing, scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various potential drug rescue applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of AV-101, PH10 and PH94B, and, to a lesser extent, drug rescue applications of our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, PH94B, PH10, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our Common Stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered Common Stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate has achieved regulatory approval and each will require significant additional development and expense, we have expensed the costs related to acquiring the licenses and the option.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions.  For option grants to non-employees, we re-measure the fair value of the awards as they vest and the resulting value is recognized as an expense during the period over which the services are performed. Non-cash expense attributable to compensatory grants of stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Research and development expense:
Stock option grants	$274,900	$299,100	$955,600	$627,400
General and administrative expense:
Stock option grants	459,800	390,200	1,564,100	759,500

Total stock-based compensation expense	$734,700	$689,300	$2,519,700	$1,386,900

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

Assumption:	August 2018
Market price per share at grant date	$1.27
Exercise price per share	$1.27
Risk-free interest rate	2.84%
Expected term in years	5.50
Volatility	99.29%
Dividend rate	0.0%
Shares	860,000

Fair Value per share	$0.98

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

Assumption:	Pre-modification	Post-modification
Market price per share	$1.49	$1.49
Exercise price per share	$3.57	$1.50
Risk-free interest rate	2.77%	2.77%
Remaining expected term in years	5.08	5.08
Volatility	94.9%	94.9%
Dividend rate	0.0%	0.0%

Number of option shares	2,419,503	2,419,503
Weighted average fair value per share	$0.91	$1.08

During October 2018, we granted to certain professional service providers and consultants options to purchase an aggregate of 250,000 shares of our common stock at exercise prices ranging from $1.52 per share to $2.20 per share, reflecting the quoted closing price of our common stock on the Nasdaq Capital Market on the date of the grant. We valued the options granted in October 2018 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	October 2018
Market price per share at grant date	$1.83
Exercise price per share	$1.83
Risk-free interest rate	3.13%
Expected term in years	10.00
Volatility	89.98%
Dividend rate	0.0%
Shares	250,000

Fair Value per share	$1.59

At December 31, 2018, there were stock options outstanding to purchase 6,410,338 shares of our common stock at a weighted average exercise price of $1.47 per share.

See Note 10, Subsequent Events, for information regarding option grants and exercises occurring since December 31, 2018.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of December 31,
	2018	2017

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Amended and Restated 2016 (formerly 2008) and 1999 Stock Incentive Plans (1999 Plan in 2017 only)	6,410,338	3,279,871
Outstanding warrants to purchase common stock	21,499,955	16,918,292
Total	32,138,545	24,426,415

____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended.
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015.
(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at December 31, 2018 or March 31, 2018.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2018, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2018, that are of significance or potential significance to us.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are to be measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We expect to adopt ASU 2018-07 as of April 1, 2019, and we are evaluating the expected impact of this new guidance on our consolidated financial statements. While we are still determining the value of our headquarters facility lease, we anticipate recording a right-of-use asset that will be amortized on a straight-line basis. We are evaluating our contracts with clinical research organizations, but do not believe such contracts contain embedded leases.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2018 and March 31, 2018:

	December 31,	March 31,
	2018	2018

AV-101 materials and services	$456,200	$505,900
Professional services	166,500	-
Insurance	89,900	88,300
Public offering filing fees and expenses	88,400	25,900
All other	52,800	24,700
	$853,800	$644,800

The increase in prepaid professional services is primarily attributable to the unexpensed portion of the fair value of securities we have issued to certain professional service providers as full or partial compensation for services. The fair value of the securities issued is being expensed ratably over the term of the related service agreement.

Note 5. Property and Equipment

Property and equipment is composed of the following at December 31, 2018 and March 31, 2018:

	December 31,	March 31,
	2018	2018

Laboratory equipment	$888,300	$888,300
Tenant improvements	214,400	26,900
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,500	79,700
	1,241,800	1,049,500

Accumulated depreciation and amortization	(906,900)	(842,100)
Property and equipment, net	$334,900	$207,400

The increase in tenant improvements reflects recently completed construction at our South San Francisco, California offices. Under the terms of our November 2016 lease extension agreement, our landlord has provided a cash reimbursement of $158,600 of such tenant improvement costs. Such reimbursement is a component of the deferred rent liability shown on our Condensed Consolidated Balance Sheet at December 31, 2018.

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at December 31, 2018 and March 31, 2018:

	December 31,	March 31,
	2018	2018

Accrued AV-101 clinical trial, development
and related expenses	$759,300	$176,600
Accrued professional services	59,000	27,000
All other	8,800	2,700
	$827,100	$206,300

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at December 31, 2018 and March 31, 2018:

	December 31, 2018			March 31, 2018
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
6.50% (2018) Notes payable
to insurance premium financing company (current)	$49,100	$-	$49,100	$53,900	$-	$53,900

In May 2018, we executed a 6.50% promissory note in the principal amount of $160,500 in connection with certain insurance policy premiums. The note is payable in monthly installments of $16,500, including principal and interest, through March 2019, and had an outstanding principal balance of $49,100 at December 31, 2018. In February 2018, we executed a 7.15% promissory note in the principal amount of $59,700 in connection with other insurance policy premiums. That note was payable in monthly installments of $6,200, including principal and interest, through December 2018, and had been fully paid at December 31, 2018.

Note 8.  Capital Stock

Common Stock and Warrants Issued in Summer 2018 Private Placement

Between June 2018 and October 2018, we completed a self-placed private placement with accredited investors, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 4,605,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 4,605,000 unregistered shares of our common stock at an exercise price of $1.50 per share (the Summer 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance. We received aggregate cash proceeds of $5,756,200 in connection with the Summer 2018 Private Placement and the entire amount of the proceeds was credited to stockholders’ equity.

Common Stock and Warrants Issued in Fall 2018 Private Placement

The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, during October 2018, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our common stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock at a per share exercise price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement (the Fall 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The entire amount of the proceeds of the Fall 2018 Private Placement was credited to stockholders’ equity. The fair value of the common stock and warrant issued in the Fall 2018 Private Placement in settlement of the professional services payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter and nine months ended December 31, 2018.

Modification of Warrants issued in Summer 2018 Private Placement

Subsequent to the completion of the Summer 2018 Private Placement, we amended warrants to purchase an aggregate of 304,000 shares of our common stock issued to investors who submitted Summer 2018 Private Placement subscription agreements between October 3, 2018 and October 5, 2018 to increase the exercise price of their warrants from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement, to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement. As additional consideration for agreeing to the increase in the warrant exercise price, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and determined that the increase in the exercise price resulted in a decrease in the fair value of the warrants, which decrease is not recognized. We calculated the fair value of the new warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below, recognizing $25,800 as the fair value of the new warrants and as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the quarter and nine months ended December 31, 2018.

Assumption:	New Warrants
Market price per share	$1.80
Exercise price per share	$1.75
Risk-free interest rate	2.83%
Remaining contractual term in years	3.25
Volatility	88.80%
Dividend rate	0.0%

Number of warrant shares	23,800
Weighted average fair value per share	$1.08

Issuance of Common Stock for Product Licenses and Option

As indicated in Note 1, Description of Business, and Note 3, Summary of Significant Accounting Policies, in September 2018 we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000, based on the $1.38 per share quoted closing market price of our common stock on the Nasdaq Capital Market, to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000, based on the $2.16 per share closing quoted market price of our common stock on the Nasdaq Capital Market, to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we are obligated to pay to Pherin monthly support payments of $10,000 for a term of the earlier of 18 months or the termination of the license agreement, however no monthly support payment is required under the 18-month period identified in the PH10 license agreement if support payments are being made under the terms of the PH94B license agreement.

Issuance of Common Stock and Warrants to Professional Services Providers

During the quarter ended June 30, 2018, we issued an aggregate of 100,000 shares of our unregistered common stock having a fair value on the date of issuance of $123,000 as full or partial compensation to an investor relations service provider and under a financial advisory agreement. During the quarter ended September 30, 2018, we issued 50,000 shares of our unregistered common stock having a fair value on the date of issuance of $68,000 as partial compensation to a corporate awareness service provider. We also issued four-year warrants to three service providers to purchase an aggregate of 288,000 unregistered shares of our common stock at an exercise price of $1.50 per share as full or partial compensation for investor relations and corporate awareness services. We valued the warrants at an aggregate fair value of $266,900 using the Black-Scholes Option Pricing Model and the following grant date weighted average assumptions: exercise price per share: $1.50; market price per share: $1.40; risk-free interest rate: 2.71%; contractual term: 4 years; volatility: 94.17%; dividend rate: 0%; deriving a value per warrant share of $0.93. The fair value of the common stock and warrants is being recognized in expense ratably over the term of the underlying contracts.

Warrants Outstanding

Through December 31, 2018, the holders of warrants exercisable at $1.50 per share issued in our December 2017 public offering fully or partially exercised such warrants to purchase an aggregate of 403,800 registered shares of our common stock and we received cash proceeds of $605,700. Following the warrant issuances and exercises described above, at December 31, 2018, we had warrants outstanding to purchase shares of our common stock at a weighted average exercise price of $2.54 per share as follows:

	Weighted		Warrants
	Average		Outstanding at
Exercise Price	Exercise Price	Expiration	December 31,
per Share	per Share	Date	2018
$1.50	$1.50	11/30/2021 to 12/13/2022	14,335,200
$1.59 to $1.80	$1.67	2/28/2022 to 10/10/2022	625,619
$1.82	$1.82	3/7/2023	1,388,931
$2.00 to $4.50	$2.23	9/216/2019 to 10/16/2022	721,693
$5.30	$5.30	5/16/2021	2,705,883
$6.00	$6.00	9/26/2019 to 11/30/2019	97,750
$7.00	$7.00	3/19/2019 to 3/3/2023	1,309,431
$8.00 to $20.00	$12.33	9/15/2019 to 3/25/2021	315,448
	$2.54		21,499,955

Of the warrants outstanding at December 31, 2018, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,596,200 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At December 31, 2018, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, and other potential CNS indications, PH94B, PH10, and other potential product candidates. At December 31, 2018, CBV held approximately 3% of our outstanding Common Stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $1,067,300 and $292,700 during the quarters ended December 31, 2018 and 2017, respectively, and $2,697,100 and $904,900 during the nine months ended December 31, 2018 and 2017, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101, PH94B, PH10 and other potential product candidates will increase in future periods.

As noted above, in September 2018, we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. In October 2018, we issued an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to exercise the option to acquire an exclusive worldwide license to develop and commercialize PH10. The acquisition of the licenses and option was recorded as research and development expense. Additionally, during the nine months ended December 31, 2018, we have recorded $40,000 of monthly support payments to Pherin under the terms of the PH94B license agreement. At December 31, 2018, Pherin held approximately 8% of our outstanding Common Stock.

Note 10.  Subsequent Events

We have evaluated subsequent events through February 11, 2019 and have identified the following matters requiring disclosure:

Grants and Exercise of Options from 2016 Plan

During January 2019, in connection with the appointment of a new independent member to our Board, the Board authorized the grant of options to purchase 25,000 shares of our common stock under our 2016 Plan at an exercise price of $1.74 per share, the quoted closing price of our common stock on the Nasdaq Capital Market on the date of the grant. Additionally, one of our officers and one of our independent Board members exercised options to purchase an aggregate of 26,750 registered shares of our common stock at an exercise price of $1.50 per share and we received cash proceeds of $40,100. Also in January 2019, the Compensation Committee of the Board authorized the grant of options to purchase 220,000 shares of our common stock at an exercise price of $1.70 per share, the quoted closing price of our common stock on the Nasdaq Capital Market on the date of the grant, to one of our executive officers. In February 2019, we granted 25,000 shares of common stock from our 2016 Plan as partial compensation under the terms of a social media services contract.

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

Business Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company focused on developing new generation medicines for multiple central nervous system (CNS) diseases and disorders with high unmet need. We believe each of our CNS pipeline candidates, AV-101, PH10 and PH94B, has the potential to be administered at home and provide rapid-onset therapeutic benefits without psychological or other side effects and safety concerns associated with many current and potential new generation medications for CNS diseases and disorders, such as major depressive disorder (MDD) and social anxiety disorder (SAD), affecting millions of individuals in the United States and foreign markets. Each drug candidate in our pipeline is either currently in or has successfully completed Phase 2 clinical development. AV-101, our oral NMDA receptor glycine B antagonist, is in Phase 2 development, initially as an adjunctive treatment of MDD. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment of MDD and as a non-opioid treatment for neuropathic pain. PH10, our potentially first-in-class, rapid-onset neuroactive steroid nasal spray for MDD, has completed an initial successful exploratory Phase 2 clinical study and is now being prepared for a multi-dose follow-on Phase 2 clinical study in MDD. PH94B, our potentially first-in-class, rapid-onset neuroactive steroid nasal spray for as-needed (PRN) treatment of SAD, has completed a successful Phase 2 clinical program, a successful pilot Phase 3 study and is now being prepared for pivotal Phase 3 clinical development, with potential to be the first FDA-approved PRN treatment of SAD.

AV-101

AV-101, an investigational prodrug candidate in Phase 2 clinical development, is an orally bioavailable NMDAR GlyB (N-methyl-D-aspartate receptor glycine B) antagonist in development as a potential new treatment for multiple CNS indications with high unmet need, including MDD, neuropathic pain (NP), levodopa-induced dyskinesia associated with Parkinson’s disease therapy (PD LID) and suicidal ideation (SI). In two NIH-funded AV-101 Phase 1 clinical safety studies, AV-101 was well tolerated in healthy subjects at all doses tested, in both single-ascending and multiple-ascending dose studies, without causing any observed psychological or sedative side effects. The United States Food and Drug Administration (FDA) has granted Fast Track designation for development of AV-101 as a potential new treatment for adjunctive treatment of MDD and for treatment of NP.

Major Depressive Disorder

Major depressive disorder is a serious biologically-based mood disorder, affecting approximately 16 million adults in the United States according to the U.S. National Institute of Mental Health (the NIMH). The CDC estimates that one in four women and one in six men in the United States have been diagnosed with MDD.  Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. According to the U.S. Centers for Disease Control and Prevention (CDC), about one in eight Americans aged 12 and over takes an FDA-approved antidepressant, and there are an estimated 11.6 million drug-treated patients suffering from MDD. While current FDA-approved antidepressants are widely used, the STAR*D study, the largest clinical trial conducted in depression to date, found that approximately two-thirds of patients with MDD do not respond to their initial antidepressant treatment, of which approximately 5.1 million patients remain resistant to treatment following the second antidepressant treatment. According to the NIMH, inadequate response to current antidepressants is among the key reasons MDD is a leading public health concern in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action.

We believe oral AV-101 has potential for multiple applications in global depression markets if successfully developed and approved. AV-101 has potential as an adjunctive therapy to (i) augment current antidepressants approved by the FDA for patients with MDD who have an inadequate response to standard antidepressants (SSRIs and SNRIs) and (ii) prevent relapse of MDD following successful intravenous or intranasal treatment with ketamine hydrochloride (ketamine), a member of a class of drugs that block NMDA receptor activity. Given its excellent tolerability profile, we believe it may also have potential as a first-line monotherapy conveniently administered at home. Ketamine is an FDA-approved, rapid-acting general anesthetic currently administered only by intravenous or intramuscular injection. The off-label use of ketamine in treatment-resistant depression (TRD), defined as those patients who have failed at least two prior treatment attempts involving current antidepressants, has been studied in numerous clinical trials conducted by depression experts at Yale University and other academic institutions, as well as at the NIMH, including by Dr. Carlos Zarate, Jr., the NIMH’s Chief of Experimental Therapeutics & Pathophysiology Branch and of the Section on Neurobiology and Treatment of Mood and Anxiety Disorders.  In randomized, placebo-controlled, double blind clinical trials reported by Dr. Zarate and others at the NIMH, a single sub-anesthetic dose of ketamine (0.5 mg/kg over 40 minutes) produced robust and rapid (within twenty-four hours) antidepressant effects in MDD patients who had not responded to at least two prior treatment attempts involving standard antidepressants.  These results were in sharp contrast to the very slow-onset activity of standard antidepressants, which usually require many weeks or more of chronic usage to achieve similar antidepressant effects. We believe AV-101 may have potential to deliver fast-acting antidepressant effects similar to ketamine, but as an oral therapy on an at-home basis, without the requirement for administration in a medical setting or the required the use of needles, and without causing psychological, sedative or other side effects and safety concerns associated with ketamine and certain other fast-acting newer generation antidepressant drug candidates.

AV-101 is currently in Phase 2 clinical development in the United States for MDD. ELEVATE is our ongoing Phase 2 multi-center, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as a new generation adjunctive treatment of MDD in adult patients with an inadequate therapeutic response to current FDA-approved antidepressants (the ELEVATE Study). Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the findings of which were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA).

AV-101 is also the subject of a small randomized, double-blind, placebo-controlled cross-over Phase 2 clinical study being conducted and funded by the NIMH, pursuant to our Cooperative Research and Development Agreement (CRADA) with the NIMH (the NIMH Study). Dr. Carlos Zarate, Jr., Chief of the NIMH’s Experimental Therapeutics & Pathophysiology Branch and its Section on Neurobiology and Treatment of Mood and Anxiety Disorders, is acting as the Principal Investigator for the NIMH Study. This trial is focused on the pharmacodynamic and potential therapeutic effects in such patients using standard measurements of clinical responses and measurement of responses of a number of biomarkers associated with engagement of the NMDA receptor thought to be associated with clinical response. Dr. Zarate and the NIMH were among the first in the U.S. to conduct clinical studies in MDD patients with inadequate responses to multiple current FDA-approved antidepressants that demonstrated the robust, fast-acting antidepressant effects of ketamine within twenty-four hours of a single sub-anesthetic dose administered by IV injection.

The FDA has granted Fast Track designation for development of AV-101 as a potential new adjunctive treatment of MDD.

Suicidal Ideation

According to the World Health Organization (WHO), every year approximately 800,000 people worldwide take their own life and many more attempt suicide.  The CDC views suicide as a major public health concern in the United States as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise.  According to experts in the field of suicidal ideation, characterized as suicidal thoughts and behavior, the number of Americans who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation is complex and there is no single cause. The NIMH attributes many different factors contribute to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse disorder. Additionally, according to reports released by the United States Department of Veterans Affairs (VA), the U.S. Military Veteran population is at significantly higher risk for suicide than the general population.

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

Neuropathic Pain

Neuropathic pain, a complex, chronic pain state affecting millions of Americans, results from problems with signals from nerves. The American Chronic Pain Association has identified various causes of NP, including tissue injury, nerve damage or disease, diabetes, infection, toxins, certain types of drugs, such as antivirals and chemotherapeutic agents, certain cancers, and even chronic alcohol intake. With NP, damaged, dysfunctional or injured nerve fibers send incorrect signals to other pain centers and impact nerve function both at the site of injury and areas around the injury. Unfortunately, many NP treatments on the market today have side effects, including anxiety, depression, dizziness, cognitive impairment and/or sedation.

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed preclinical studies involving four well-established models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of NP in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). Gabapentin, an FDA-approved anticonvulsant, has been associated with sedation and mild cognitive impairment in third party literature. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear. We are planning to advance AV-101 into an exploratory Phase 2a clinical study, subject to securing sufficient capital, to assess its potential as a new oral non-opioid treatment to reduce debilitating NP, as well as its potential to avoid sedative side effects and cognitive impairment that have been observed in third party literature to be associated with other NP treatments, and to reduce the risk of addiction associated with pain medications targeting opioid receptors.

The FDA has granted Fast Track designation for development of AV-101 as a potential new, non-opioid treatment of NP.

Parkinson’s Disease Levodopa-Induced Dyskinesia

Parkinson's disease (PD) is a chronic, progressive motor disorder that causes tremors, rigidity, slowed movements and postural instability. The most commonly-prescribed treatments for PD are levodopa-based therapies. Unfortunately, abnormal involuntary movements, called dyskinesias, gradually emerge as a prominent side-effect in response to previously beneficial doses of levodopa. PD LID can be severely disabling, rendering patients unable to perform routine daily tasks.

In a preclinical monkey model of PD, AV-101 resulted in a 30% reduction of the mean dyskinesia score associated with PD LID. Importantly, AV-101 did not reduce the anti-parkinsonian therapeutic benefit of levodopa. Moreover, the duration of levodopa response and delay to levodopa effect were not affected by treatment with AV-101.  We believe AV-101 has potential to reduce troublesome dyskinesia experienced by many patients with PD as a result of their levodopa therapy, but without interfering with levodopa or causing side effects resulting from certain current PD LID treatments, such as amantadine, including hallucinations, dizziness, dry mouth, swelling of legs and feet, constipation and falls. We are planning to advance clinical development of AV-101 for PD LID in an exploratory Phase 2 clinical study, subject to securing sufficient capital, as our next initiative in PD LID.

PH94B

In September 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a license from Pherin Pharmaceuticals, Inc. (Pherin) giving us the exclusive worldwide rights to develop and commercialize PH94B, a rapid-onset neurosteroid nasal spray with potential to be the first FDA-approved PRN treatment for SAD.

PH94B is a synthetic investigational neuroactive steroid for which Phase 2 clinical data showed that the product was well tolerated and demonstrated a rapid onset of effect, as measured by the Subjective Units of Distress (SUD) and the Liebowitz Social Anxiety Scale (LSAS) in SAD, a social phobia that affects as many as 22 million American adults according to the NIMH. SAD is characterized by an intense and persistent fear of embarrassment, humiliation, judgment and rejection in everyday social or performance situations, leading to avoidance of anxiety and fear-producing social situations when possible. SAD has a significant impact on the individual’s employment, social activities and overall quality of life. According to the NIMH, an estimated 7% of the U.S. population suffers from SAD. SAD is commonly treated chronically with antidepressants, which have slow onset of effect (several weeks or months) and known side effects that may make them unattractive to individuals intermittently or episodically affected by SAD.

Administered as a nasal spray, PH94B is designed to act locally on peripheral nasal chemosensory receptors to trigger rapid activation of the limbic system areas of the brain associated with SAD. In prior clinical studies, PH94B demonstrated rapid (10-15 minutes) anxiety reduction for subjects with SAD, measured by the SUD and LSAS, and was not observed to be addictive, sedative or have other adverse events. Benzodiazepines and beta blockers, which are currently prescribed off-label to treat SAD, have been found in third party literature to have these addictive or sedative properties, and have other adverse effects when used to treat SAD.

Based on clinical studies in which PH94B was observed to have rapid onset of effect on anxiety reduction, as measured by the SUD and LSAS, and to be well-tolerated, and in light of its novel route of administration and on-demand dosing design, we believe PH94B has potential to be the first FDA-approved medication for long-term PRN treatment of individuals with SAD.

PH10

In October 2018, we acquired, on a non-cash basis through the issuance of unregistered shares of our common stock, a second license from Pherin giving us the exclusive worldwide rights to develop and commercialize PH10, a synthetic investigational neuroactive steroid nasal spray for which exploratory Phase 2 clinical data showed that it was well tolerated and demonstrated a rapid onset of antidepressant effects. PH10 is designed to bind locally on nasal chemosensory receptors and trigger responses in the hypothalamus, amygdala, prefrontal cortex and hippocampus affecting depression. It is believed that PH10 may initiate nerve impulses that follow defined pathways to directly affect brain function. In a small exploratory Phase 2a study in patients with MDD, PH10 showed a rapid-onset antidepressant effect, as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety concerns. PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current antidepressants. As with AV-101, we believe PH10 intranasal has potential for multiple applications in global depression markets, as a stand-alone first line therapy and as an adjunctive therapy, if successfully developed and approved. In addition to its potential as a first-line monotherapy administered conveniently at-home, we believe PH10 has potential as an adjunctive therapy to (i) augment current antidepressants approved by the FDA for patients with MDD who have an inadequate response to standard antidepressants (SSRIs and SNRIs), and (ii) prevent relapse of MDD following successful treatment with ketamine, either intravenously- or intranasally-administered ketamine.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our initial CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, as well as stem cell technology research and development, bioassay development, small molecule drug development, and creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As disclosed above, we have recently acquired the rights to develop and commercialize PH94B and PH10. As of December 31, 2018, we had an accumulated deficit of approximately $175.4 million. Our net loss for the quarters ended December 31, 2018 and 2017 was approximately $7.2 million and $3.0 million, respectively. We expect losses to continue for the foreseeable future, primarily as we continue to conduct our ELEVATE Study, pursue further clinical development of AV-101 for the adjunctive treatment of MDD and for a range of other CNS indications, and further develop PH94B and PH10.

Summary of the Nine Months Ended December 31, 2018

During the nine months ended December 31, 2018, we continued to (i) advance nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several CNS indications with significant unmet need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, (iii) expand our neuropsychiatry pipeline by acquiring exclusive worldwide licenses to PH94B, a novel drug candidate for treatment of SAD, and PH10, a novel drug candidate for treatment of MDD, and (iv) on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

We have continued to conduct our ELEVATE Study throughout the fiscal year, in addition to producing supplies of AV-101 and conducting certain Phase 3-enabling nonclinical studies involving AV-101.

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

In September and October 2018, we acquired, on a non-cash basis through the issuance of our common stock, licenses from Pherin giving us the exclusive worldwide rights to develop and commercialize PH94B, a rapid-onset drug candidate designed to be administered as a nasal spray with potential to be the first FDA-approved PRN medication for SAD, and PH10, a rapid-onset drug candidate designed to be administered as a nasal spray for treatment of MDD. We are actively pursuing nonclinical and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and Phase 2 clinical development of PH10 for MDD.

We continue to pursue initiatives to secure a broad portfolio of patent protection for AV-101 that covers the treatment of multiple CNS indications, unit dose formulations of AV-101 effective to treat depression and chemical synthesis methods. With respect to CNS treatments, we obtained patents in several countries for the treatment of depression and we are pursuing patent applications related to treatment of L-DOPA induced dyskinesias, certain types of neuropathic pain, tinnitus and obsessive-compulsive disorder. Additional patent applications to other aspects of prognostic testing and treatment using AV-101 are under consideration.

During fiscal 2018 and subsequently, we have pursued patent applications in the U.S., Australia, China, Europe, Japan and other selected countries and regions with significant commercial potential. Several of these patent applications were allowed or have been granted in the U.S. and other major pharmaceutical markets during the nine months covered by this Report. Based on patent issuances or allowances to-date in several countries, we believe that pending counterpart patent applications related to AV-101 currently under review in other countries also are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

We have an exclusive license from Pherin to its portfolio of patent assets around PH94B, under clinical development for the treatment of SAD. Patents have issued in several countries, including the U.S., Australia, Canada, China, Europe, Japan, Korea and Mexico.

We also have an exclusive license from Pherin to its portfolio of patent assets around PH10, under clinical development for the treatment of depressive disorders. Patents in this portfolio have issued in Australia, China, Europe and Japan. Applications are pending in the U.S., Canada, Korea and Mexico.

As with AV-101, we plan to seek regulatory exclusivity in countries where this is available for the therapeutic use of PH94B, with initial emphasis on treating SAD, as our lead indication in clinical development, and for the therapeutic use of PH10, with our lead indication being the treatment of major depressive disorder.

We have obtained and are pursuing patent rights to the production of several types of stem cells and cells differentiated from those stem cells, including cardiomyocytes, hematopoietic cells, chondrocytes, cartilage cells and hepatocytes, as well as the use of certain cell types that have been differentiated from pluripotent stem cells for therapeutic purposes, including cell-based therapy and regenerative medicine.

Between June 2018 and October 2018, we completed a self-placed private placement with accredited investors, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 4,605,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 4,605,000 unregistered shares of our common stock at an exercise price of $1.50 per share (the Summer 2018 Private Placement). We received aggregate cash proceeds of $5,756,200 from the Summer 2018 Private Placement. The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, during October 2018, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our common stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our Common Stock at a per share exercise price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement (the Fall 2018 Private Placement). We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares and warrants. During the nine months ended December 31, 2018, we have also received cash proceeds of $605,700 from the exercise of outstanding warrants to purchase an aggregate of 403,800 shares our common stock.

As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the clinical and nonclinical development of AV-101, PH94B, PH10 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended December 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended December 31,
	2018	2017

Operating expenses:
Research and development	$5,335	$1,602
General and administrative	1,857	1,266
Total operating expenses	7,192	2,868

Loss from operations	(7,192)	(2,868)

Interest expense, net	(2)	(2)
Loss on extinguishment of accounts payable	(23)	(135)

Loss before income taxes	(7,217)	(3,005)
Income taxes	-	-

Net loss	(7,217)	(3,005)
Accrued dividend on Series B Preferred Stock	(291)	(263)
Deemed dividend from trigger of down round
provision feature	-	(199)
Net loss attributable to common stockholders	$(7,508)	$(3,467)

Revenue

We reported no revenue for either the quarter ended December 31, 2018 or 2017 and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive payments or royalties under the BlueRock Agreement in the future in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $5.3 million compared to $1.6 million for the quarters ended December 31, 2018 and 2017, respectively. The October 2018 acquisition of the PH10 license through the issuance of our common stock, which resulted in $2.0 million of noncash expense, coupled with continuing expenses of the ELEVATE Study and various nonclinical activities, including manufacturing additional quantities of AV-101, are the primary drivers of the increase in research and development expense. In addition to the PH10 license acquisition, other noncash expenses included in research and development expense, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the quarter ended December 31, 2018, aggregated approximately $297,000 and $385,000 for the quarters ended December 31, 2018 and 2017 respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2018	2017

Salaries and benefits	$321	$347
Stock-based compensation	275	299
Consulting and other professional services	106	7
Technology license expense	144	149
Project-related research and supplies:
ELEVATE study and other AV-101 expenses	2,291	665
PH94B and PH10 licenses and other expenses	2,059	-
VistaStem and all other projects	23	15
	4,373	680
Rent	104	104
Depreciation	12	16

Total Research and Development Expense	$5,335	$1,602

The decrease in salaries and benefits expense reflects the impact of salary increases granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff effective in July 2018 offset by decreased bonus payments in the quarter ended December 31, 2018 versus the quarter ended December 31, 2017.

Stock-based compensation expense reflects the routine amortization of option grants made to our CSO, CMO and scientific staff in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended December 31, 2018. Grants awarded after December 2017 account for approximately $92,000 of 2018 expense. Expense attributable to these grants is generally being amortized over two-year to four-year vesting periods, with one-quarter of the grants made in February 2018 and August 2018 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, in 2017, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in 2018 expense reflects consulting and support services in connection with our acquisition of the exclusive licenses to PH94B and PH10 and related consulting arrangements.

Technology license expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform. Acquisition of the PH94B and PH10 licenses contributed only nominally to this expense in 2018.

AV-101 project expense for the quarter ended December 31, 2018, primarily reflects the continuing costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future Phase 3-enabling nonclinical trials and clinical development of AV-101 for MDD and other potential CNS indications. AV-101 project expense for the quarter ended December 31, 2017 included costs incurred to develop our current more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce quantities of AV-101 in preparation for the ELEVATE Study and Baylor Study.

As indicated above, PH94B and PH10 expense includes the non-cash expense related to the October 2018 acquisition of the PH10 license through the issuance of $2.0 million fair value of 925,926 unregistered shares of our common stock to Pherin under the terms of the option exercise and license. Additional expense relates to initiatives advancing the further development of PH94B.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years.

Rent expense is essentially unchanged between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

General and Administrative Expense

General and administrative expense increased to approximately $1.8 million, from approximately $1.3 million for the quarters ended December 31, 2018 and 2017, respectively. Noncash expense, $588,000 in the quarter ended December 31, 2018, increased from $485,000 in the quarter ended December 31, 2017 primarily due to increases in stock-based compensation and in noncash components of investor and public relations and warrant modification expenses. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2018	2017

Salaries and benefits	$321	$339
Stock-based compensation	460	390
Board fees	39	39
Legal, accounting and other professional fees	132	44
Investor and public relations	645	232
Insurance	71	60
Travel expenses	40	33
Rent and utilities	72	69
Warrant modification expense	26	13
All other expenses	51	47
	$1,857	$1,266

The decrease in salaries and benefits primarily reflects the impact of salary increases granted effective July 2018 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff, offset by reduced bonus payments in the quarter ended December 31, 2018.

Stock-based compensation expense reflects the routine amortization of option grants made to our CEO, CFO, VP Corporate Development and administrative staff in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended December 31, 2018. Grants awarded after December 2017 account for approximately $196,000 of 2018 expense. Expense attributable to these grants is generally being amortized over two-year to four-year vesting periods, with one-quarter of the grants made in February 2018 and August 2018 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board.

Legal, accounting and other professional fees for the quarters ended December 31, 2018 and 2017 includes expense related to routine legal fees as well as the accounting expense related to the review of the financial statements for the third quarter of each fiscal year. In 2018, we also incurred $68,000 attributable to services provided by an international business development consultant. We incurred no non-cash expense in the quarters ended December 31, 2018 or 2017.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended December 31, 2018, in addition to cash fees and expenses we incurred for such activities, we recognized $102,000 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the previous quarter to various corporate development, investor relations, and market awareness service providers. The balance of the fair value of the securities granted remains recorded as a prepaid expense at December 31, 2018 and is being amortized over the remaining service period of the respective contracts. In the quarter ended December 31, 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 70,000 unregistered shares of our common stock to certain investor relations, market awareness and strategic business advisory service providers for their services and recognized noncash expense of $84,000, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. markets, and certain international markets in 2018, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in 2018.

Rent expense is essentially unchanged between the periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

During the quarter ended December 31, 2018, we modified certain warrants issued in the Summer 2018 Private Placement to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement by increasing the exercise price of such warrants to purchase an aggregate of 304,000 shares of our common stock from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement. As additional consideration for the modification, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We determined that the modification decreased the fair value of the modified warrants, which decrease is not recognized; however, the fair value of the new warrants was determined to be $25,800, which we recognized as noncash warrant modification expense. During the quarter ended December 31, 2017, we modified outstanding warrants issued in private placement transactions between August 2017 and November 2017 to purchase an aggregate of 178,572 shares of our common stock to reduce the exercise prices from a weighted average of $2.32 per share to a weighted average of $1.58 per share. We recognized the calculated increase in the fair value of the warrants, $13,000, as noncash warrant modification expense.

Interest and Other Expenses

Interest expense totaled $1,800 for the quarter ended December 31, 2018 compared to $2,000 for the quarter ended December 31, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

In connection with the Fall 2018 Private Placement, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of Common Stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in the quarter ended December 31, 2018. During the quarter ended December 31, 2017, we issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 for the quarter ended December 31, 2017.

We recognized $290,900 and $263,000 for the quarters ended December 31, 2018 and 2017, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Our sale of units consisting of common stock and warrants in our December 2017 public offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock issued in our September 2017 public offering. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced from the initial exercise price of $1.82 per share to $0.001 per share. We recognized the effect of triggering the down round feature, $199,200, as a component of net loss attributable to common stockholders in the quarter ended December 31, 2017.

Comparison of Nine Months Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended December 31, 2018 and 2017 (amounts in thousands).

	Nine Months Ended December 31,
	2018	2017

Operating expenses:
Research and development	$13,340	$5,125
General and administrative	5,494	4,997
Total operating expenses	18,834	10,122

Loss from operations	(18,834)	(10,122)

Interest expense (net)	(7)	(8)
Loss on extinguishment of accounts payable	(23)	(135)

Loss before income taxes	(18,864)	(10,265)
Income taxes	(2)	(2)

Net loss	(18,866)	(10,267)
Accrued dividend on Series B Preferred Stock	(848)	(767)
Deemed dividend from trigger of down round
provision feature	-	(199)
Net loss attributable to common stockholders	$(19,714)	$(11,233)

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

Research and Development Expense

Research and development expense increased to $13.3 million compared to $5.1 million for the nine months ended December 31, 2018 and 2017, respectively. The noncash acquisition of the PH94B license and the PH10 option and license through the issuance of our common stock, which resulted in an aggregate of $4.25 million of expense, coupled with expenses related to conducting the ELEVATE Study and various nonclinical activities, including manufacturing additional quantities of AV-101, are the primary drivers of the increase in research and development expense. Other noncash expenses included in research and development expense, including stock compensation, depreciation and a portion of rent expense in both periods and a portion of AV-101 project expenses in the nine months ended December 31, 2018, aggregated approximately $1,026,000 and $1,228,000 for the nine months ended December 31, 2018 and 2017 respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2018	2017

Salaries and benefits	$1,293	$1,231
Stock-based compensation	956	627
Consulting and other professional services	149	23
Technology license expense	397	309
Project-related research and supplies:
ELEVATE study and other AV-101 expenses	5,801	2,465
PH94B and PH10 licenses and other expenses	4,309	-
VistaStem and all other projects	85	105
	10,195	2,570
Rent	312	308
Depreciation	36	54
All other	2	3
Total Research and Development Expense	$13,340	$5,125

The increase in salaries and benefits expense reflects the impact of salary increases and bonus payments granted to our CMO, CSO and members of our scientific staff effective in July 2018, offset by the impact of a staff termination in the quarter ended June 30, 2017.

Stock-based compensation expense increased significantly in the nine months ended December 31, 2018 as a result of (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to December 31, 2017 and including the $104,000 immediately recognized impact of the modification of exercise prices accounted for approximately $312,000 in the nine months ended December 31, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to September 30, 2018.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, in 2017, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The increase in 2018 expense reflects consulting and support services in connection with our acquisition of the exclusive licenses to PH94B and PH10 and related consulting arrangements.

Technology license expense reflects both recurring annual license fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform. Acquisition of the PH94B and PH10 licenses contributed only nominally to this expense in 2018.

AV-101 project expense for the nine months ended December 31, 2018, primarily reflects the continuing costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future nonclinical and clinical trials of AV-101 for MDD and other potential CNS indications. AV-101 project expense for the nine months ended December 31, 2017 primarily reflected costs incurred to develop our current more efficient and cost-effective proprietary manufacturing methods for AV-101, and to produce quantities of AV-101 in preparation for the ELEVATE Study and Baylor Study.

As indicated above, noncash expense related to the acquisition of the PH94B and PH10 licenses and PH10 option reflects the $4.25 million fair value of an aggregate of 2,556,361 unregistered shares of our common stock issued to Pherin in September 2018 and October 2018 under the terms of the license and option agreements. Additional expense relates to initiatives advancing the further development of PH94B.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years.

Rent expense is essentially unchanged between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

General and Administrative Expense

General and administrative expense increased to approximately $5.5 million from approximately $5.0 million for the nine months ended December 31, 2018 and 2017, respectively, due to a modest increase in cash compensation costs and a significant increase in noncash stock-based compensation expense offset by reductions in certain professional services expenses and in noncash warrant modification expense. Noncash expense components represented approximately $1,883,000 and $2,232,000 for the nine months ended December 31, 2018 and 2017, respectively. Such non-cash expenses included, in both periods, stock compensation expense, a portion of professional services and investor relations expense, a portion of rent expense, and warrant modification expense. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2018	2017

Salaries and benefits	$1,386	$1,260
Stock-based compensation	1,564	760
Board fees	117	117
Legal, accounting and other professional fees	488	739
Investor and public relations	1,244	1,229
Insurance	210	181
Travel expenses	116	95
Rent and utilities	215	209
Warrant modification expense	26	293
All other expenses	128	114
	$5,494	$4,997

The increase in salaries and benefits primarily reflects the impact of salary increases and bonus payments granted effective July 2018 to our CEO, CFO, VP Corporate Development and a non-officer member of our administrative staff.

Stock-based compensation expense increased significantly for the nine months ended December 31, 2018 as a result of (i) the impact of new options granted to our CEO in February 2018 and to our CFO, VP Corporate Development and our administrative staff in February 2018 and August 2018, each of which were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in August 2018 of outstanding options held by our CEO, CFO, VP Corporate Development and our administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share. Stock compensation expense attributable to grants made subsequent to December 31, 2017 and including the $154,000 immediately recognized impact of the modification of exercise prices accounted for approximately $660,000 in the nine months ended December 31, 2018. Current year expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to the quarter ended September 30, 2018.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board.

Legal, accounting and other professional fees for the nine months ended December 31, 2018 and 2017 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first three quarters of the current fiscal year. Additionally, in 2018, we incurred $81,000 attributable to services provided by an international business development consultant. In addition to cash fees incurred, in the nine months ended December 31, 2017, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate fair value of $30,800 to legal services providers as compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. We incurred no noncash expense in the nine months ended December 31, 2018.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, as well as market awareness, strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. During the nine months ended December 31, 2018, in addition to cash fees and expenses, we granted: (i) an aggregate of 100,000 unregistered shares of our common stock to certain financial advisory service providers in the quarter ended June 30, 2018 as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance; and (ii) an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized aggregate non-cash expense of approximately $169,000 in the two quarters ended December 31, 2018. The balance of the fair value of the securities granted in the quarter ended September 30, 2018 remains recorded as a prepaid expense and is being amortized over the remaining service period of the respective contracts. In the nine months ended December 31, 2017, in addition to cash fees and expenses we incurred, we granted an aggregate of 552,000 shares of our unregistered common stock to various corporate development, investor relations, market awareness and business advisory service providers as full or partial compensation for their services and recognized noncash expense totaling $847,300, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. markets, and certain international markets in 2018, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in 2018.

Rent expense is essentially unchanged between the periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

During the quarter ended December 31, 2018, we modified certain warrants issued in the Summer 2018 Private Placement to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the offering by increasing the exercise price of such warrants to purchase an aggregate of 304,000 shares of our common stock from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement. As additional consideration for the modification, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We determined that the modification decreased the fair value of the modified warrants, which decrease is not recognized; however, the fair value of the new warrants was determined to be $25,800, which we recognized as noncash warrant modification expense. In September 2017, we reduced the exercise price of 247,500 warrants issued in our Spring 2017 private placement offering from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the investors in the spring 2017 private placement additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the quarter ended September 30, 2017 representing the increase in fair value of the warrants granted initially and the fair value of the additional warrants granted. During the quarter ended December 31, 2017, we modified outstanding warrants issued in private placement transactions between August 2017 and November 2017 to purchase an aggregate of 178,572 shares of our common stock to reduce the exercise prices from a weighted average of $2.32 per share to a weighted average of $1.58 per share. We recognized the calculated increase in the fair value of the warrants, $13,000, as noncash warrant modification expense.

Interest and Other Expenses

Interest expense totaled $6,800 for the nine months ended December 31, 2018 compared to $7,700 reported for the nine months ended December 31, 2017. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

In connection with the Fall 2018 Private Placement, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in the quarter and nine months ended December 31, 2018. During the quarter ended December 31, 2017, we issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 for the quarter and nine months ended December 31, 2017.

We recognized $848,000 and $766,600 for the nine months ended December 31, 2018 and 2017, respectively, representing the 10% cumulative dividend payable on outstanding shares of our Series B Preferred stock as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Our sale of units consisting of common stock and warrants in our December 2017 public offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock issued in our September 2017 public offering. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced from the initial exercise price of $1.82 per share to $0.001 per share. We recognized the effect of triggering the down round feature, $199,200, as a component of net loss attributable to common stockholders in the quarter and nine months ended December 31, 2017.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2018, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $68.6 million, as well as from an aggregate of approximately $17.6 million of government research grant awards (excluding the fair market value of the NIMH Study and the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in non-cash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At December 31, 2018, we had cash and cash equivalents of approximately $6.3 million.

Although our cash position at December 31, 2018 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to complete our ELEVATE study, prepare for a pivotal Phase 3 clinical trial of PH94B, conduct additional clinical and nonclinical studies involving AV-101 and prepare for a Phase 2 clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. Nevertheless, when necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2018	2017

Net cash used in operating activities	$(10,970)	$(6,454)
Net cash used in investing activities	(170)	(2)
Net cash provided by financing activities	7,047	16,567

Net (decrease) increase in cash and cash equivalents	(4,093)	10,111
Cash and cash equivalents at beginning of period	10,378	2,921

Cash and cash equivalents at end of period	$6,285	$13,032

The increase in cash used in operations results primarily from the conduct of our ELEVATE Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018. Contributing additionally to the increase are modest increases in employee cash compensation and benefits and an increase in various investor relations and corporate development and awareness initiatives. The increase in cash used in investing activities reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, CA, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in 2018 primarily reflects the cash proceeds from our Summer 2018 Private Placement, Fall 2018 Private Placement and warrant exercises and, in 2017, the proceeds of our September 2017 and December 2017 public offerings, net of routine note and capital lease payments in both years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For information relating to recent accounting pronouncements and the expected impact of such pronouncements on our condensed consolidated financial statements, see Note 3 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any drug rescue NCE we produce will require substantial nonclinical development, all phases of clinical development, and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the United States, only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a New Drug Application (NDA) is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the filing of our NDA, delay, limit or deny approval of an NDA for many reasons, including, among others:

●
if we submit an NDA and it is reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical or clinical studies, limitations on approved labeling or distribution and use restrictions;

●	an FDA advisory committee may recommend, or the FDA may require, a Risk Evaluation and Mitigation Strategy (REMS) safety program as a condition of approval or post-approval;
●	an FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of overall effectiveness in an NDA and require additional clinical studies;

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

The results of preclinical studies and early clinical trials of AV-101, PH94B, PH10 and/or our other product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. AV-101, PH94B, PH10 or other product candidates in later stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through nonclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval. With respect to our current product candidates, we have not yet completed a Phase 2 clinical trial for AV-101, and if the NIMH Study and/or our ELEVATE Study, or any future clinical study of AV-101, or if one or more of the future Phase 3 clinical trials of PH94B for SAD or future Phase 2 clinical trial of PH10 for MDD, fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for AV-101, PH94B, or PH10 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

If serious adverse events or other undesirable side effects or safety concerns attributable to AV-101 are identified during the NIMH Study, Baylor Study, other investigator-sponsored clinical trials, in our clinical trials of AV-101, including our ELEVATE study, or our clinical trials of PH94B or PH10, it may adversely affect or delay our clinical development and commercialization of AV-101, PH94B or PH10.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. AV-101 is currently being tested by the NIMH in the NIMH Study and by Baylor in the Baylor Study and may be subjected to testing in the future for other CNS indications in additional investigator-sponsored clinical trials. If serious adverse events or other undesirable side effects or safety concerns, or unexpected characteristics attributable to AV-101 are observed in the NIMH Study, Baylor Study, other investigator-sponsored clinical trials of AV-101, our clinical trials of AV-101, including our ELEVATE Study, or in our clinical trials of PH94B or PH10, it may adversely affect or delay our clinical development and commercialization of AV-101, PH94B or PH10, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

●
we may be required to conduct additional post-marketing studies or surveillance;

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

We will need to complete our ELEVATE Study, at least two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA to the FDA for AV-101 as an adjunctive treatment for MDD in patients with an inadequate response to current antidepressants, or any other CNS indication. Similarly, we will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for PH94B as an on demand treatment for SAD. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA to the FDA for PH10 as treatment for MDD, or any other CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Except as disclosed herein, we do not know whether the NIMH Study, Baylor Study, our ELEVATE Study or any of our future-planned nonclinical and clinical trials of AV-101, PH94B, PH10 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA may deny permission to proceed with planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●	delays in filing or receiving approvals from the FDA of additional Investigational New Drug applications (INDs) that may be required;

●	negative results from nonclinical or clinical studies;

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

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. In certain cases, including the NIMH Study, Baylor Study and other investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third-parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We do not currently have, nor do we plan to acquire or develop, any internal infrastructure or technical capabilities to manufacture, formulate, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to our product candidates, we rely, and will continue to rely, completely on contract manufacturing organizations (CMOs) to manufacture active pharmaceutical ingredient (API) and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture AV-101, PH94B and PH10 API and AV-101, PH94B and PH10 final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process or the supply or quality of materials used in the manufacturing and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials or successfully manufacture our product candidates, including AV-101, PH94B and PH10 API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including AV-101, PH94B and PH10 API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of AV-101, PH94B and PH10 for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

With respect to AV-101, PH94B and PH10, we do not yet have long-term supply agreements in place with our CMOs and each batch of AV-101, PH94B and PH10 is or will be individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of API manufacturing for AV-101, and our contemplated scale of API manufacturing for PH94B and PH10, and the current and projected supply of AV-101, PH94B and PH10 API and finished drug product will be adequate to support our planned nonclinical and clinical studies of AV-101, PH94B and PH10, no assurance can be given that unanticipated supply shortages or CMO-related delays in the manufacture and formulation of AV-101, PH94B or PH10 API and/or finished drug product will not occur in the future.

Additionally, certain of our product candidates, including PH94B and PH10, may be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with cGMPs and QSRs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates will also be subject to ongoing regulatory requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS safety program. Any REMS safety program required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Currently, management is unaware of any FDA-approved oral adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of action and safety profile as our orally administered AV-101 or our intranasally-administered PH10. However, new antidepressant products with other mechanisms of action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 or PH10 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD. Management is also unaware of any FDA-approved rapid-onset, on-demand treatment for SAD having the same mechanism of action and safety profile as our PH94B.

In the field of new generation, oral adjunctive treatments for adult patients with MDD with an inadequate response to standard FDA-approved antidepressants, we believe our principal competitor may be Allergan’s AGN-241751. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis, Alkermes’ oral opioid system modulator ALKS-5461, Allergan’s intravenous peptide rapastinel, and Johnson & Johnson/Janssen’s intranasally-administered esketamine. With respect to PH94B and current FDA-approved treatment options for SAD, our competition may include, but is not limited to, certain current generic antidepressants approved by the FDA for treatment of SAD and certain classes of drugs used on an off-label basis for SAD, including benzodiazapines such as alprazolam, and beta blockers such as propranolol.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to AV-101 and PH10, we believe that a range of pharmaceutical and biotechnology companies have programs to develop drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa-induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Johnson & Johnson/Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Johnson & Johnson/Janssen and a sublingual formulation of the sodium channel blocker riluzole in development by Biohaven. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. Although AV-101 is in Phase 2 clinical development for treatment of MDD, and we are preparing for Phase 2 development of AV-101 for treatment of neuropathic pain and PD LID, for Phase 3 development of PH94B for on-demand treatment of SAD, and a Phase 2 study of PH10 for treatment of MDD, we may fail to pursue additional development opportunities for AV-101, PH94B or PH10, or identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we currently have limited financial and management resources, we necessarily focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of AV-101, PH94B and PH10, with additional limited focus on NCE drug rescue and, through a third-party collaboration, RM. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for AV-101, PH94B and/or PH10 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as AV-101, PH94B and PH10, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for AV-101 as an adjunctive treatment of MDD, physicians may prescribe AV-101 to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights, different standards of patentability and different availability of prior art in some foreign countries as compared with the U.S.;

●	the existence of additional potentially relevant third party intellectual property rights;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We are a development stage biopharmaceutical company. Although we have one drug candidate in Phase 2 development and are preparing to advance another drug candidate into Phase 2 development and a third drug candidate into pivotal Phase 3 clinical trials, we currently have no approved products and currently generate no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with collaborators:

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

Our future success is highly dependent upon our ability to successfully develop and commercialize any of our current product candidates, acquire or license additional product candidates, or discover, as well as produce, develop and commercialize proprietary drug rescue NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize AV-101, PH94B, PH10 or acquire or license additional product candidates or discover and develop drug rescue NCEs, or that, if produced, AV-101, PH94B, PH10 or any other product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce drug rescue NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced.

In addition, we do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant pharmaceutical sales, marketing or distribution experience. We may seek to collaborate with others to develop and commercialize AV-101, PH94B, PH10, drug rescue NCEs and/or other product candidates if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute AV-101, PH94B, PH10, any drug rescue NCEs or other product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential drug rescue NCEs and no operating history with respect to the production of drug rescue NCEs, and we may never be able to produce a drug rescue NCE.

If we are unable to develop and commercialize AV-101, PH94B, PH10 or acquire or license additional product candidates, or produce suitable drug rescue NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

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

Even if we do acquire additional product candidates or produce proprietary drug rescue NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from AV-101, PH94B, PH10 or additional acquired or licensed products candidates or any drug rescue NCEs, we or our potential collaborators must complete preclinical and clinical development programs, submit clinical and manufacturing data to the FDA, qualify a third party CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Although not currently requiring significant investment of capital, the success of our VistaStem drug rescue programs is highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of new drug candidates than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, their utility for drug rescue will be limited and our drug rescue business will be adversely affected.

We may invest in producing drug rescue NCEs for which there proves to be no demand.

To generate revenue from our VistaStem drug rescue activities, we must produce proprietary drug rescue NCEs for which there proves to be demand within the healthcare marketplace, and, if we intend to out-license a particular drug rescue NCE for development and commercialization prior to market approval, then also among pharmaceutical companies and other potential collaborators. However, we may produce drug rescue NCEs for which there proves to be no or limited demand in the healthcare market and/or among pharmaceutical companies and others. If we misinterpret market conditions, underestimate development costs and/or seek to rescue the wrong drug rescue candidates, we may fail to generate sufficient revenue or other value, on our own or in collaboration with others, to justify our investments, and our drug rescue business may be adversely affected.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of $14.3 million and $10.3 million during the fiscal years ended March 31, 2018 and 2017, respectively. We incurred a net loss of approximately $18.9 million in the nine months ended December 31, 2018, and, as of that date, we had an accumulated deficit of approximately $175.4 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, including receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH, however not including the fair market value of the NIMH Study sponsored and conducted by the NIMH under our NIMH CRADA, or the Baylor Study being conducted by Baylor. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, PH94B, PH10 or another product candidate, or we enter into one or more development and commercialization agreements with respect to AV-101, PH94B, PH10 or one or more other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our audited consolidated financial statements for the year ended March 31, 2018 as well as the unaudited condensed consolidated financial statements for the quarter ended December 31, 2018 included elsewhere in this Report were prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from this offering as well as future sales of our securities or potentially obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain any future funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API and drug product, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including preparation for and launch of our ELEVATE Study, as well as research and development of our stem cell technology platform, including development of CardioSafe 3D for drug rescue and our cardiac stem cell technology for potential regenerative medicine applications in connection with the Bluerock Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At December 31, 2018, we had cash and cash equivalents of approximately $6.3 million. We do not believe this amount alone is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. We expect to seek additional capital to produce additional AV-101 study material for future nonclinical and clinical studies of AV-101, conduct AV-101 Phase 3-enabling studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in CNS indications other than MDD, produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce PH10 study material and conduct a Phase 2 clinical trial of PH10, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

As the outcome of our ongoing research and development activities, including the outcome of ongoing and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have completed in the past, and are considering, a range of potential financing transactions, including the offering described herein, additional public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2018 or thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our future capital requirements depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing our product candidates and any products we successfully commercialize;

●	our ability to establish and maintain strategic partnerships, licensing or other collaborative arrangements and the financial terms of such agreements;

●	market acceptance of our product candidates;

●	the effect of competing technological and market developments;

●	our ability to obtain government funding for our research and development programs;

●	the costs involved in obtaining, maintaining and enforcing patents to preserve our intellectual property;

●	the costs involved in defending against such claims that we infringe third-party patents or violate other intellectual property rights and the outcome of such litigation;

●	the timing, receipt and amount of potential future licensee fees, milestone payments, and sales of, or royalties on, our future products, if any; and

●	the extent to which we may acquire or invest in additional businesses, product candidates and technologies.

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

We intend to pursue private and public equity offerings, debt financings, strategic collaborations and licensing arrangements during 2019 and beyond. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates, and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if AV-101, PH94B, PH10, any drug rescue NCE, other product candidate, or RM product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own or have licensed patents and patent applications related to AV-101, PH94B, PH10 and human pluripotent stem cell technology.

Although we own or have licensed issued patents and patent applications relating to AV-101, PH94B and PH10 in the United States, selected countries in the European Union and other jurisdictions, we cannot yet, with respect to AV-101 or PH10, provide any assurances that any of our pending United States and additional foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Nor can we provide any assurances that any of our issued patents, if challenged, will be found to be valid and enforceable. Moreover, other parties may have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain or maintain patent protection.

The patent positions of biotechnology and pharmaceutical companies, including our patent positions with respect to our product candidates, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any additional patent claims that we may obtain cannot be predicted with certainty. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents.

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. Such prior art includes scientific publications, investment blogs, granted patents and published patent applications. For example, some reports in the trade press and announcements by the Company, made public before the filing date of our AV-101 patent applications, mentioned that AV-101 was in development for certain therapeutic purposes. These include a web post, published by the Company on the NIH clinical trials website prior to filing the Company’s initial AV-101 patent applications, which stated that our then contemplated Phase 1b study would assess the safety, pharmacokinetics and antihyperalgesic effect of AV-101 at particular unit doses on capsaicin-induced hyperalgesia. This web post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted US patents related to (1) unit dose formulations of AV-101 effective to treat depression and (2) methods of treating depression with AV-101, respectively. It has been submitted in our pending AV-101 patent applications which also claim (1) unit dose formulations of AV-101 effective to treat depression and (2) methods of treating depression with AV-101. This prior art web post describes unit doses for a then future study contemplated by the Company, does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. The Company is considering entering this web post in the record for the aforementioned two issued US patents. Such prior art, as well as the potential existence of other prior art about which we are currently unaware may be related to our patent applications and patents, may provide patent uncertainty and could prevent a pending patent application from being granted or result in an issued patent being held invalid or unenforceable.

Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. United States patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, invalidity actions, or comparable proceedings lodged in various foreign, both national and regional, patent offices or courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license ultimately may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effectivetechnologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, or former or current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●
any issued patents related to AV-101, PH94B, PH10 or any pending patent applications, if issued, will include claims having a scope sufficient to protect AV-101, PH94B, PH10 or any other products or product candidates, particularly considering that the compound patent to AV-101 has expired;

●	any of our pending patent applications will issue as patents at all;

●	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;

●	we were the first to make the inventions covered by each of our patents and pending patent applications;

●	we were the first to file patent applications for these inventions;

●	others will not develop similar or alternative technologies that do not infringe our patents;

●	others will not use pre-existing technology to effectively compete against us;

●	any of our patents, if issued, will ultimately be found to be valid and enforceable, including on the basis of prior art relating to our patent applications and patents;

●
any patents currently held or issued to us in the future will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies or product candidates that are separately patentable; or

●	our commercial activities or products will not infringe upon the patents or proprietary rights of others.

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

The USPTO, the European Patent Office (EPO) and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, including patents related to AV-101, PH94B or PH10, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO or EPO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

We are a party to a number of license agreements under which we are granted rights to intellectual properties that are or could become important to our business, and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

●
patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable or be narrowed, as a result of legal challenges by our competitors;

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

Our Restated Articles of Incorporation (the Articles) permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at December 31, 2018; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at December 31, 2018; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at December 31, 2018. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

10.1
Indemnification Agreement, dated January 10, 2019, by and between VistaGen Therapeutics, Inc. and Ann Cunningham, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019.

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

Dated: February 12, 2019