Form 10-K
period 2019-03-31
VistaGen Therapeutics, Inc.
filed 2019-06-25
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2019

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2018, the last business day of the registrant’s second fiscal quarter, was: $41,111,438.

As of June 24, 2019, there were 42,622,965 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from VistaGen Therapeutics, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●
the availability of capital to satisfy our working capital requirements and clinical and non-clinical development objectives;

●
the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●
our plans to develop and commercialize our product candidates, including, among other things, AV-101, initially as an add-on treatment for Major Depressive Disorder (MDD), and subsequently as a treatment for additional diseases and disorders involving the Central Nervous System (CNS), PH94B as a treatment for Social Anxiety Disorder (SAD) and PH10 as a treatment for MDD;

●
our ability to initiate and complete necessary preclinical and clinical trials, to advance our product candidates into additional preclinical and clinical trials, including pivotal clinical trials, to successfully complete any such preclinical and clinical trials, and for those trials to generate positive results;

●
economic, regulatory and political developments in the U.S. and foreign countries;

●
the performance of the Department of Veterans Affairs (VA), Baylor University, our third-party contract manufacturer(s) (CMOs), contract research organizations (CROs) and other third-party preclinical and clinical drug development collaborators and regulatory service providers;

●
our ability to obtain and maintain intellectual property (IP) protection for our core assets, including our product candidates;

●
the size of the potential markets for our product candidates and our ability to enter and serve those markets;

●
the rate and degree of market acceptance of our product candidates for any indication once approved;

●
the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing in the markets we seek to enter on our own or with collaborators;

●
the loss of key scientific, clinical or nonclinical development, regulatory, and/or management personnel, internally or from one or more of our third-party collaborators; and

●
other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

-ii-

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

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing new generation medicines to treat diseases and disorders of the central nervous system (CNS) with high unmet need. Our portfolio of three clinical-stage product candidates is currently focused on major depressive disorder (MDD), neuropathic pain (NP), levodopa-induced dyskinesia (LID), social anxiety disorder (SAD) and suicidal ideation (SI).

Our most advanced product candidate, PH94B neuroactive nasal spray, is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered as a nasal spray, PH94B activates nasal chemosensory receptors that trigger neural circuits in the brain that suppress fear and anxiety. In a published, peer-reviewed, double-blind, placebo-controlled Phase 2 clinical trial undertaken in a laboratory setting mimicking public speaking and social interaction challenges, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing behavior related to social anxiety in individuals with SAD. Its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date make PH94B neuroactive nasal spray an excellent product candidate with potential to become the first FDA-approved on-demand treatment for SAD. Additional potential indications for PH94B include post-traumatic stress disorder (PTSD) and general anxiety disorder (GAD), as well as other neuropsychiatric indications.

AV-101 (4-Cl-KYN), one of our two product candidates initially focused on MDD, belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including MDD, epilepsy, LID, NP and many others. AV-101 is an oral prodrug of 7-chlorokynurenic acid (7-Cl-KYNA), which binds uniquely at the glycine site of the NMDA receptor and has potential to be a new at-home treatment for MDD and other CNS indications with high unmet need. AV-101 is currently in Phase 2 development in the U.S. for MDD. ELEVATE is our Phase 2 multicenter, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an add-on treatment for MDD in adult patients with an inadequate therapeutic response to current FDA-approved oral antidepressants (ADs) (the ELEVATE Study). Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study, assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study in the second half of 2019. In addition to MDD, we believe preclinical data and positive safety data in all clinical studies to date support AV-101’s potential to treat LID, NP and SI, The FDA has granted Fast Track designation for development of AV-101 both as a potential add-on treatment of MDD and as a non-opioid treatment for NP.

Our other product candidate in Phase 2 development and initially focused on MDD is PH10 neuroactive nasal spray. PH10 is a potential first-in-class, CNS neurosteroid nasal spray administered in microgram doses for front-line treatment of MDD. PH10 nasal spray activates nasal chemosensory receptors that, in turn, engage GABA (gamma-aminobutyric acid) and CRH (corticotropin-releasing hormone) neurons in the limbic amygdala system. The activation of these neural circuits is believed to have the potential to lead to rapid antidepressant effects without psychological side effects, systemic exposure or safety concerns often associated with current antidepressants. Based on positive results from a small exploratory Phase 2a study in MDD in which rapid-onset antidepressant effects were observed without psychological side effects or systemic exposure, we are planning for Phase 2b clinical development of PH10 as a first-line treatment for MDD in the second half of 2020.

In addition to our CNS business, we have two pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for CNS and other diseases and regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells. Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized stem cell technology-based cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

Our Strategy

Our goal is to be a leading biopharmaceutical company committed to development and commercialization of novel proprietary therapies for the treatment of CNS diseases and disorders with high unmet need. Our current focus is on building our opportunities in neuropsychiatry, with emphasis on MDD, SAD and SI, and in neurology, with emphasis on LID and NP. Key elements of our strategy are to:

●
Advance and complete Phase 3 clinical development of PH94B for on-demand treatment of SAD;

●
File for and obtain regulatory approval of PH94B for treatment of SAD in the U.S., if our Phase 3 development efforts are successful;

●
Commercialize PH94B in the U.S. on our own, if and when approved for treatment of SAD;

●
Advance AV-101 and PH10 through completion of Phase 2 clinical development for treatment of MDD on our own, and, if our Phase 2 development efforts are successful, through completion of Phase 3 clinical development for treatment of MDD, either on our own or with a collaborator;

●
File for and obtain regulatory approval of AV-101 and PH10 for treatment of MDD in the U.S., if they are advanced into and successfully complete Phase 3 development;

●
Commercialize AV-101 and PH10 in the U.S. on our own or with a collaborator, if and when approved;

●
Explore potential of our product candidates, in preclinical studies and in early-stage clinical clinical studies, in additional CNS indications, including evaluation of PH94B, AV-101 and PH10 in additional neuropsychiatry disorders such as PTSD, GAD, and SI, as well as AV-101’s potential as a treatment for LID and NP;

●
Evaluate the market potential and regulatory pathways for our product candidates in China, the European Union (the EU), Japan, Hong Kong, South Korea and other countries outside the U.S., and move forward where and when it may make business and strategic sense for us to proceed;

●
Explore potential for development and commercialization collaborations to advance clinical development, file for and obtain regulatory approval of, and commercialize our product candidates in China, the EU, Japan, Hong Kong, South Korea, and other global markets outside the U.S.;

●
Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional CNS indications, and the identification of new drug candidates and new areas of interest;

●
Enhance the probability of our success by developing and commercializing unique assets with differentiated features, and focus our development activities on CNS indications where we can make well-informed go/no-go decisions;

●
Utilize the strengths of our proprietary hPSC-based cardiotoxicity assay system, CardioSafe 3D, and our scientific know-how to both expand our CNS product candidate portfolio through our internal drug rescue programs and lessen our long-term reliance on the success of any one particular program to facilitate our long-term growth; and

●
Leverage the strengths of our hPSC-based intellectual property portfolio to explore potential for one or more additional strategic out-licensing transactions in the RM and cell therapy (RM/CT) fields focused on applications of blood, cartilage and/or liver cells, with each such transaction similar in scope and structure to the BlueRock Agreement.

Our Product Pipeline

The following table summarizes the status of our development programs as of the filing date of this Annual Report.

Our Programs

PH94B Neuroactive Nasal Spray for SAD

SAD, a social phobia that affects as many as 15 million Americans according to the Anxiety and Depression Association of America (ADAA), is characterized by an intense and persistent fear of embarrassment, evaluation, humiliation, judgment, and rejection in everyday social or performance situations, leading the individual to avoid anxiety and fear-producing social situations when possible, even if such avoidance is detrimental to the individual’s employment, social activities and overall quality of life. SAD is commonly treated chronically with ADs, which have slow onset of effect (several weeks or months) and known side effects that may make them unattractive to individuals intermittently or episodically affected by SAD. Benzodiazepines, also known as benzos, and beta blockers, which are prescribed off-label to treat SAD, have been found in third party literature to have addictive or sedative properties, and have other adverse effects when used to treat SAD.

PH94B neuroactive nasal spray is a synthetic investigational neurosteroid with a novel, rapid-onset mechanism of action that is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered at microgram doses as an odorless nasal spray, PH94B activates nasal chemosensory receptors that trigger neural circuits in the brain that suppress fear and anxiety. Specifically, PH94B engages nasal chemosensory receptors that trigger a subset of neurons in the main olfactory bulbs (OB). OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, releasing anxiolytic neuropeptide S, decreasing release of norepinephrine, and facilitating fear extinction activity of the limbic-hypothalamic parasympathetic system.

In a 91-patient published, peer-reviewed, randomized, double-blind, placebo-controlled Phase 2 clinical trial, which included both laboratory-based public speaking and social situation challenges, PH94B, administered as a nasal spray at a microgram dose, significantly improved the primary efficacy endpoint, as assessed using subjective anxiety ratings on the Subjective Units of Distress Scale (SUDS), within 10 to 15 minutes of self-administration, without systemic exposure. It was not observed to be addictive, sedative or have other adverse events. In a 22-patient, four-week, randomized, double blind, placebo-controlled pilot Phase 3 crossover study, subjects receiving PH94B had a significantly greater decrease in average peak SUDS scores compared to placebo within one week of treatment.  There was also a significantly greater decrease in Liebowitz Social Anxiety Scale (LSAS) avoidance scores for subjects who received PH94B first, before crossing over to placebo. These data were presented in a poster session at ADAA’s 2019 Annual Conference. PH94B's safety profile was excellent in all clinical studies to date, without systemic exposure and with no serious adverse events.

We acquired PH94B in September 2018 on a non-cash basis through the issuance of unregistered shares of our common stock under a license from Pherin Pharmaceuticals, Inc. (Pherin) giving us the exclusive worldwide rights to develop and commercialize PH94B. With its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile shown in clinical trials to date, we believe PH94B neuroactive nasal spray is an excellent product candidate with potential to become the first FDA-approved, on-demand, as-needed treatment for SAD. We are currently preparing for the initial pivotal Phase 3 study of PH94B as a first-line on-demand treatment for SAD. Subject to securing sufficient financing, we currently plan to begin this initial pivotal Phase 3 study in the first half of 2020.

AV-101 for MDD

According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 300 million people, or approximately 4.4% of the global population. Statistics from the U.S. National Institute of Mental Health (NIMH) indicate that an estimated 17.3 million adults in the U.S., or approximately 7.1% of all adults in the U.S., had at least one major depressive episode in 2017. While most people will experience depressed mood at some point during their lifetime, MDD is different. In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD also may include diminished pleasure in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. Current oral ADs available in the multi-billion-dollar global depression market, including commonly-prescribed oral SSRIs and SNRIs, have modest efficacy, substantial lag of onset of action, and considerable side effects. Approximately two out of every three depression sufferers do not receive adequate therapeutic benefits from their initial treatment with a standard AD, and the likelihood of achieving remission of depressive symptoms declines with each successive AD treatment attempt. Even after multiple treatment attempts, approximately one-third of depression sufferers still fail to find an adequately effective AD. In addition, this trial and error process and the systemic effects of the various ADs involved may increase the risk of patient tolerability issues and serious side effects, including suicidal thoughts and behaviors in certain groups. New generation ADs with different mechanisms of action, faster onset activity and fewer side effects are needed.

Convincing clinical data involving the NMDAR antagonist, ketamine, and its isomer, esketamine, support that the NMDAR complex is involved in improving depressive symptoms faster than current ADs. Ketamine-based therapies block the ion channel of the NMDAR, and this blockade is associated with significant psychological side effects and safety concerns.

AV-101 (4-Cl-KYN) is an orally-available investigational prodrug of 7-chlorokynurenic acid (7-Cl-KYNA), a potent and selective full antagonist of the glycine site of the NMDAR. AV-101’s mechanism of action is fundamentally different from all current oral ADs. In preclinical models, after oral administration, AV-101 is actively transported across the blood-brain barrier and converted into 7-Cl-KYNA in the brain, primarily in astrocytes and predominantly by kynurenine aminotransferase II, the major enzyme responsible for the levels of kynurenic acid that can be rapidly mobilized in the brain. Although 7-Cl-KYNA is a full antagonist at the glycine site of the NMDAR, it does not block the ion channel of the NMDAR. Instead, 7-Cl-KYNA is an allosteric antagonist and down-regulates the NMDAR, which, in part, accounts for AV-101’s exceptional safety profile and lack of psychological side effects and safety concerns.

In clinical and nonclinical testing, AV-101 has good oral bioavailability, an excellent pharmacokinetic (PK) profile, and is not an inhibitor or inducer of the human cytochrome P450 (CYP) isoforms. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening. Moreover, in all clinical trials to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns, and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. We are conducting our ELEVATE Study to evaluate the safety and efficacy of AV-101 as an add-on treatment of MDD in adult patients with an inadequate response to standard, FDA-approved oral ADs s. We currently anticipate that we will be able to report top line results of the ELEVATE Study during the second half of 2019. The Principal Investigator of the ELEVATE Study is Dr. Maurizio Fava of Harvard Medical School. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the largest clinical trial ever conducted in depression, STAR*D, whose findings were published in journals such the New England Journal of Medicine and the Journal of the American Medical Association. In published preclinical studies, AV-101 has been shown to have rapid, persistent, AMPA-dependent antidepressive effects similar to ketamine controls. Recent nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

The FDA has granted Fast Track designation for development of AV-101 as an add-on treatment for MDD in adult patients with an inadequate response to standard, FDA-approved ADs.

We believe the potential for widespread and long-term use of ketamine-based therapies for MDD may be limited by the potential for abuse, dissociative and other psychological side effects and by the inconvenience and practical challenges associated with required administration in a clinical setting. In the event that the cost, side effects, safety concerns, required in-clinic administration or other factors limit the use of ketamine-based therapies and result in relapse of MDD and/or suicidal ideation, we believe AV-101 has potential to prevent relapse of MDD and/or suicidal ideation without ketamine-like side effects and safety concerns, when administered orally to ketamine therapy responders, on an at-home basis, following cessation of ketamine-based therapy. In May 2019, we announced top line results from the NIMH’s small, exploratory Phase 2 clinical study of AV-101 as a monotherapy (given alone) in patients with treatment-resistant depression (TRD), a disease characterized by serious, long-lasting episodes of depression. The average length of the current depressive episode of the 19 TRD patients that completed the NIMH study was 8.6 years. Prior to participating in the NIMH study, patients had undergone an average of 7.8 attempts to treat their TRD over their lifetime, using multiple different antidepressant drugs. In this severe treatment resistant population, AV-101 given alone, as a monotherapy, did not demonstrate significant separation from placebo on the primary outcome measure, the change from baseline in the Hamilton Depression Rating Scale (HDRS) total score compared to placebo. A key objective of the NIMH study was to evaluate safety and tolerability of AV-101 in TRD patients, and, consistent with our Phase 1 studies, AV-101 was very well-tolerated with no ketamine-like psychological side effects or safety concerns and no treatment-related serious adverse events. In sharp contrast to the NIMH monotherapy study in severe TRD patients, our ELEVATE Study is intended to evaluate AV-101 as an adjunctive therapy (as add-on treatment given with a current oral AD) in patients experiencing less severe depression. We plan to leverage our ELEVATE Study Investigational New Drug application (IND) to conduct an exploratory Phase 2 study to assess the efficacy and safety of AV-101 as an add-on treatment with standard ADs to prevent relapse of MDD following successful ketamine-based therapy.

PH10 Neuroactive Nasal Spray for MDD

PH10 neuroactive nasal spray is a synthetic investigational neurosteroid with a novel, rapid-onset mechanism of action that is fundamentally different from all current treatments for MDD. Developed from proprietary compounds called pherines and administered at microgram doses as an odorless nasal spray, PH10 activates nasal chemosensory receptors that trigger neural circuits in the brain that produce antidepressant effects. Specifically, PH94B engages nasal chemosensory receptors that trigger a subset of neurons in the main OB. OB neurons then stimulate neurons in the limbic amygdala that release norepinephrine and increase activity of the limbic-hypothalamic sympathetic nervous system.

In an exploratory 30-patient Phase 2a clinical trial, PH10 was well-tolerated and, at microgram doses, demonstrated rapid-onset antidepressant effects, as measured by the Hamilton Depression Rating Scale (HAM-D), without systemic psychological side effects or safety concerns. PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from AV-101 and all current ADs. As with AV-101, we believe PH10 has potential for multiple applications in global depression markets, initially as a stand-alone front line therapy for MDD, and as both an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with ketamine-based therapy.

We acquired PH10 from Pherin in October 2018, on a non-cash basis through the issuance of unregistered shares of our common stock. Under our license, we have exclusive worldwide rights to develop and commercialize PH10. We are currently planning for Phase 2b development of PH10 as a first-line treatment for MDD. Subject to securing sufficient financing, we plan to submit our IND for a Phase 2b study of PH10 in MDD in the second half of 2020, and, if authorized by the FDA, begin the study in the second half of 2020.

Additional Potential Clinical Development Programs

Suicidal Ideation

According to the WHO, every year approximately 800,000 people worldwide take their own life and many more attempt suicide. The U.S. Centers for Disease Control (CDC) views suicide as a major public health concern in the U.S. as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise. According to experts in the field of suicidal ideation (SI), characterized as suicidal thoughts and behavior, the number of Americans who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation is complex and there is no single cause. The NIMH attributes many different factors to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse. Additionally, according to reports released by the U.S. Department of Veterans Affairs (VA), the U.S. Military Veteran population is at significantly higher risk for suicide than the general population.

We are collaborating with Baylor College of Medicine (Baylor) and the VA on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The Baylor Study is a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in our plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans who respond to ketamine-based therapy. Dr. Marijn Lijffijt of Baylor is the Principal Investigator of the Baylor Study. In June 2018, we entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) with the VA regarding clinical trial material for the Baylor Study. Government funding from the VA is being provided for substantially all other study costs.

Neuropathic Pain

NP affects approximately 33 million people in the United States (excluding patients with back pain) according to an article published in the Journal of Pain Research in 2017. NP is a complex, chronic pain state characterized by a steady burning "pins and needles" or "electric shock" sensation that results in abnormal neuronal function after nerve damage. The American Chronic Pain Association has identified various causes of NP, including tissue injury, nerve damage or disease, diabetes, infection, toxins, certain types of drugs, such as antivirals and chemotherapeutic agents, certain cancers, and even chronic alcohol intake. Current treatments for NP include antidepressants, anticonvulsants (such as gabapentin and pregabalin), and opioids, among others. However, current medications may offer inadequate efficacy, have limiting side effects, and be associated with abuse.

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed preclinical studies involving four well-established models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of NP in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). In recent studies in this preclinical model, AV-101 also had positive results using pregabalin (Lyrica®2) as an active control. AV-101 demonstrated robust analgesic effects, similar to Lyrica, but fewer side effects as measured in the rotarod assay. Neurontin and Lyrica have been associated with sedation and mild cognitive impairment in third party literature and are often prescribed for treatment of NP. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear.

Based on successful preclinical studies involving AV-101, gabapentin and pregabalin, as well as AV-101’s exceptional safety profile in all preclinical and clinical studies to date, we are exploring the optimal development path forward, subject to securing sufficient capital, for Phase 2a clinical development of AV-101 as a new generation, non-opioid treatment to reduce debilitating NP, as well as its potential to avoid sedative side effects and cognitive impairment that have been observed in third party literature to be associated with other NP treatments, and to reduce the risk of addiction associated with pain medications targeting opioid receptors.

The FDA has granted Fast Track designation for development of AV-101 as a potential new, non-opioid treatment of NP.

Levodopa-Induced Dyskinesia

Parkinson’s disease (PD) is the second most common neurodegenerative disease worldwide, affecting approximately one million people in the U.S., according to the Parkinson’s Foundation. Although there is no "one-size-fits-all” description of PD, PD is a complex neurodegenerative disorder that occurs when brain cells responsible for making dopamine, a chemical that coordinates movement, stop working or die. This results in progressive deterioration of voluntary motor control. Loss of dopamine neurons is thought to be due to neurotoxicity associated with misfolding of proteins and is associated with increased signaling of glutamate, the most abundant excitatory neurotransmitter in the brain. Increased glutamate activity is involved with aberrant neuronal signaling and excitotoxic death of neurons. Classic PD motor symptoms include muscular rigidity, resting tremor, and postural and gait impairment. Typically, PD patients present with a combination of motor and non-motor symptoms. Non-motor symptoms may include cognitive impairment, sleep disorders pain and fatigue. There is currently no medication to slow, delay, stop or cure PD, and currently available treatments are symptomatic. Treatment of motor symptoms with oral levodopa, introduced about 50 years ago, remains the gold standard treatment.

Levodopa-induced dyskinesia (LID) is a disorder that affects people with PD who are treated with levodopa, for an extended period of time. Oral levodopa remains the most effective therapy for motor symptoms of PD. However, after continuous long-term use (longer than five years), many PD patients experience LID. Although clinical manifestations of LID are heterogenous, LID is commonly associated with abnormal involuntary movements, including chorea and dystonia. These motor complications tend to become more severe as PD progresses and as the duration of levodopa treatment is extended, until the impact of LID may compromise the advantage of treatment with levodopa. PD treatment with levodopa is routinely delayed due to concerns over LID. Once LID develops, levodopa-treated PD patients may be faced with a choice between immobility due to untreated and uncontrolled PD, or mobility with the associated LID. Studies published in the New England Journal of Medicine and Movement Disorders have shown LID develops in approximately 45% of levodopa-treated Parkinson’s disease patients after five years and 80% after 10 years of levodopa treatment. In the U.S., there are an estimated 150,000 to 200,000 people with PD who are impacted by LID.

AV-101 is not a dopamine-based drug candidate. Rather, as a member of a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA glutamate receptor modulators, AV-101’s active metabolite, 7-Cl-KYNA, is a potent and selective NMDA receptor glycine site antagonist with neuroprotective properties, which receptor plays a major role in glutamatergic signaling and has been shown to be a therapeutic target for LID.

In a recently reported preclinical study in the “gold standard” MPTP monkey model of PD and LID, AV-101’s efficacy against LID was measured through behavioral scores on a dyskinesia scale, and a Parkinsonian disability scale was used to measure levodopa anti-parkinsonian efficacy. This study demonstrated that AV-101 significantly (p = 0.01) reduced LID. Importantly, AV-101 did not reduce the timing, extent, or duration of the therapeutic effects of levodopa, indicating that AV-101 did not impact the anti-parkinsonian efficacy of levodopa. Moreover, AV-101 did not cause adverse events often associated with amantadine therapy for LID, such as hallucinations, dizziness, and falls. These recent preclinical results confirm our prior antidyskinesia study in this MPTP monkey model. We believe these preclinical data and AV-101’s positive safety profile in all clinical studies to date support AV-101’s potential to treat LID, while both maintaining the antiparkinsonian benefits of levodopa and without causing hallucinations or other serious side effects that may be associated with amantadine therapy for LID. As a result, we are exploring the optimal development path forward, subject to securing sufficient capital, for Phase 2a clinical development of AV-101 as a new generation treatment for LID.

General Anxiety Disorder

Generalized Anxiety Disorder (GAD) is a common chronic neuropsychiatric disorder characterized by persistent, debilitating and excessive concern and worry about family, friends, health, money, work, or other everyday issues and situations. Individuals with GAD find it difficult to control their worry and may worry more about actual circumstances than seems appropriate. They may also expect the worst even when there is no apparent reason to do so. GAD is diagnosed when an individual is unable or finds it difficult to control worry on more days than not for at least six months and has three or more of the many symptoms of GAD, such as excessive and ongoing worrying and tension, an unrealistic view of problems, restlessness, irritability, difficulty concentrating, or being easily startled. This differentiates GAD from worry that may be specific to a set stressor or for a more limited period of time. According to the Anxiety and Depression Association, GAD affects approximately 6.8 million adults in the U.S. in any given year. GAD comes on gradually and can begin across the life cycle, though the risk is highest between childhood and middle age.

People with GAD do not know how to stop the worry cycle and feel it is beyond their control, even though they usually realize that their anxiety is more intense than the situation warrants. Many individuals with GAD may avoid situations because they have the disorder or they may not take advantage of important professional or social opportunities in their lives due to their anxiety and worry. When their anxiety is severe, it is difficult for individuals with GAD to carry out even the simplest of daily activities. Currently, the standard of care for GAD includes psychotherapy and certain medications with limited therapeutic benefits and various side effects and safety concerns, including antidepressants (SSRIs and SNRIs) and benzodiazepines.

PH94B demonstrated efficacy in a small placebo-controlled study in patients with GAD. Twenty one patients were randomized to receive 200 pg PH94B or placebo in a one second aerosol pulse to the chemosensory epithelium of the anterior nasal septum. Thirty minutes after treatment there was mean reduction of 32.0% for the PH94B group and 19.6% for the placebo group in the total HAM-A score. Electrophysiological changes (respiratory, cardiac, and electrodermal frequency), concordant with the reduction in anxiety, were significantly greater for the PH94B group. We believe these transient anti-anxiety effects of PH94B may warrant further investigation in a Phase 2b GAD trial.

Post-Traumatic Stress Disorder

Post-traumatic stress disorder (PTSD) is a clinically diagnosed psychiatric disorder that develops in some people who have experienced or witnessed a shocking, scary, dangerous or life-threatening event, such as military combat, natural disasters, terrorist incidents, serious accidents, or physical or sexual assault in adulthood or childhood. Symptoms of PTSD include flashbacks, nightmares, severe anxiety, uncontrollable intrusive thoughts, and emotional numbing after the event. More than 8 million people in the U.S. suffer from PTSD. Anyone can develop PTSD at any age. According to the National Center for PTSD, about 7 or 8 out of every 100 people will experience PTSD at some point in their lives. PTSD is often accompanied by depression, substance abuse or one or more of the other anxiety disorders.

It is natural to feel afraid during and after a traumatic situation. Fear triggers many split-second changes in the body to help defend against danger or to avoid it. This “fight-or-flight” response is a typical reaction meant to protect a person from harm. Because PTSD is associated with a heightened “fight or flight” response mediated by increased sympathetic nervous response to conditioned stimuli, an agent which decreases sympathetic tone may be able to treat some symptoms of PTSD. Our PH94B neuroactive nasal spray is a neurosteroid that binds to chemosensory cells in the olfactory bulb and indirectly decreases amygdala function, reduces stress-induced blood pressure, heart rate and sweating mediated by the sympathetic nervous system. In Phase 2 studies, at microgram doses, PH94B has been shown to have anti-anxiety effects in patients with both generalized anxiety disorder and social anxiety disorder. PH94B may therefore have utility either as monotherapy or as add-on therapy in PTSD. Available therapeutic options for PTSD are limited, including only two FDA-approved SSRI antidepressants, which have limited efficacy, undesirable side effects, and target only the symptoms of PTSD, not the underlying disorder itself. We are currently assessing PH94B’s potential for Phase 2a clinical development as a new generation, rapid-acting, anxiolytic for treatment of PTSD.

Epilepsy

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

Glutamate is a neurotransmitter that is also critically involved in the pathophysiology of epilepsy. Through its stimulation of the NMDAR subtype, glutamate has been implicated in the neuropathology and clinical symptoms of the disease. In support of this, NMDAR antagonists are potent anticonvulsants. However, as noted, classic ion channel-blocking NMDAR antagonists are limited by adverse effects, such as neurotoxicity, declining mental status, and the onset of psychotic symptoms following administration of the drug. The endogenous amino acid glycine modulates glutamatergic neurotransmission by stimulating the glycine coagonist site of the NMDAR. Glycine site antagonists such as AV-101’s active metabolite, 7-Cl-KYNA, inhibit NMDAR function and are therefore anticonvulsant and neuroprotective. Importantly, glycine site antagonists have fewer and less severe side effects than classic ion channel-blocking NMDAR antagonists and other antiepileptic agents, making them a safer potential alternative to, and one expected to be associated with greater patient compliance than, currently available anticonvulsant medications.

In addition, another active metabolite of AV-101, 4-Cl-3-hydroxyanthranilic acid, inhibits the synthesis of quinolinic acid (QUIN), which is an endogenous NMDAR agonist that causes convulsions and excitotoxic neuronal damage.

AV-101 has been shown to protect against seizures and neuronal damage in preclinical animal models of epilepsy. We believe AV-101’s dual action as a NMDAR GlyB antagonist and QUIN synthesis inhibitor, and exploratory preclinical data, together with human safety data in all clinical studies to date, may provide support for AV-101’s potential as a Phase 2a clinical development candidate for treatment of epilepsy. As a result, subject to securing sufficient capital, we anticipate conducting additional preclinical studies in 2020 to assess AV-101’s optimal development path forward and potential for future Phase 2a clinical development as a new generation treatment for epilepsy.

VistaStem Therapeutics - Stem Cell Technology-Based Programs

Stem cells are the building blocks of all cells of the human body.  They have the potential to develop into many different mature cell types. Stem cells are defined by a minimum of two key characteristics: (i) their capacity to self-renew, or divide in a way that results in more stem cells; and (ii) their capacity to differentiate, or turn into mature, specialized cells that make up tissues and organs. There are many different types of stem cells that come from different places in the body or are formed at different times throughout our lives, including pluripotent stem cells and adult or tissue-specific stem cells, which are limited to differentiating into the specific cell types of the tissues in which they reside. We focus exclusively on hPSCs, which can be differentiated into all of the more than 200 types of cells in the human body, can be expanded readily, and have diverse medical research, drug discovery, drug rescue (DR), drug development and therapeutic applications. We believe hPSCs can be used to develop numerous cell types, tissues and customized assays that can mimic complex human biology, including heart biology for DR applications.

VistaStem Therapeutics (VistaStem) is our wholly owned subsidiary focused on applying our hPSC technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for our CNS pipeline and cellular therapies and RM involving hPSC-derived blood, cartilage, heart and liver cells. We used our hPSC-derived human heart cells to develop CardioSafe 3D™, our customized in vitro bioassay system for predicting heart toxicity of potential DR NCEs.  We believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay and provides us with new generation human cell-based technology to identify and evaluate DR candidates and develop DR NCEs for our CNS pipeline and/or out-licensing.

Drug Rescue

Our DR activities are focused on producing, for our internal CNS pipeline or out-licensing, novel, proprietary and safer variants of still-promising NCEs previously discovered, optimized and tested for efficacy by pharmaceutical companies and others but terminated before FDA approval due to unexpected heart toxicity. Our DR strategy involves using CardioSafe 3D to assess the cardiac toxicity that caused certain NCEs available in the public domain to be terminated, and then produce and develop new, potentially safer, and proprietary NCEs. We believe the pre-existing public domain knowledge base supporting the therapeutic and commercial potential of NCEs that we target for our DR programs will provide us with a valuable head start as we launch each of our potential DR programs. The essential components of our DR strategy are to (i) leverage the substantial prior investments by global pharmaceutical companies and others in discovery, optimization and efficacy validation of the NCEs we identify in the public domain and (ii) use CardioSafe 3D to enhance our understanding of the cardiac liability profile of such NCEs, insight not previously available when the NCEs were originally discovered, optimized for efficacy and developed by others, and (iii) demonstrate preclinical proof-of-concept (POC) as to the efficacy and safety of new, safer DR NCEs in standard in vitro and in vivo models earlier in development and with substantially less investment in discovery and preclinical development than was required of others prior to their decision to terminate the original NCE. In this context, POC means that the lead DR NCE, as compared to the original previously-terminated original NCE, demonstrates both (i) equal or superior efficacy in the same, or a similar, in vitro and in vivo preclinical efficacy models used by the initial developer of the previously-terminated NCE before it was terminated for cardiac safety reasons, and (ii) significant reduction of concentration dependent cardiotoxicity in CardioSafe 3D.

Regenerative Medicine

Stem cell technology-based cell therapy (CT) and RM have the potential to transform healthcare by providing new approaches for treating the fundamental mechanisms of disease. We currently intend to establish strategic CT- and/or RM-focused collaborations to leverage our hPSC technology platform, our expertise in human biology, differentiation of hPSCs to develop functional adult human cells and tissues involved in human disease, including blood, bone, cartilage, heart and liver cells for CT and RM purposes. We have exclusively sublicensed to BlueRock Therapeutics, a next generation RM company established by Bayer AG and Versant Ventures, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. In a manner similar to our agreement with BlueRock Therapeutics, we may pursue additional CT and RM collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for CT and RM applications.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and related pharmaceutical compositions, their methods of use, including therapeutic and prognostic methods, as well as processes for their manufacture, and any other aspects of our discoveries and inventions that are commercially important to the development of our business.

We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

To protect our rights to our proprietary technology, we require all employees, as well as our external collaborators, consultants and CROs when feasible, to enter into agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, including treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates.

Patents

We own and have licensed granted patents and pending patent applications in the U.S. and in certain foreign countries. These patent properties include, but are not limited to:

AV-101

●
Two granted U.S. patents related to the treatment of depression with AV-101 and to certain unit dose formulations of AV-101 effective to treat depression;

●
Pending U.S. patent applications and foreign granted patents and pending foreign patent applications related to treatment of various disorders, including depression, LID, NP, tinnitus and obsessive-compulsive disorder; and

●
Pending U.S. patent application related to the prognostic identification of high and low responders to treatment of various CNS disorders with AV-101.

The U.S. and foreign patents related to AV-101 nominally expire between 2034 and 2040, depending on the particular subject matter, subject to extensions that may be available on a country-by-country basis.

PH94B (licensed by us from Pherin)

●
Two granted U.S. patents and other foreign patents related to the reduction of anticipatory anxiety or social phobic response.

The U.S. patents related to PH94B nominally expire either in 2025 or 2028, respectively, and foreign patents nominally expire in 2026, subject to extensions that may be available on a country-by-country basis.

PH10 (licensed by us from Pherin)

●
One allowed U.S. patent application related to treatment of depressive disorders; and

●
Granted foreign patents and pending foreign patent applications related to treatment of depressive disorders.

The U.S. and foreign patents related to PH10 nominally expire in 2033, subject to extensions that may be available on a country-by-country basis.

Stem Cell Technology (owned by us and/or licensed by us from the University Health Network (Toronto) or Icahn School of Medicine at Mount Sinai)

Cardiac Cells

●
U.S. and foreign patents and patent applications relating to methods for enriching pluripotent stem cell-derived cardiomyocyte cells, methods for generating epicardium cells, methods for making and using sino-atrial node-like pacemaker and ventricular-like cardiomyocytes and methods for generation of atrial and ventricular cardiomyocyte lineages.

The U.S. and foreign patents and patent applications related to cardiac stem cells nominally expire between 2031 and 2037, subject to extensions that may be available on a country-by-country basis. Additionally, therapeutic and certain other fields of use have been licensed by us to BlueRock Therapeutics under the BlueRock Agreement.

Blood Cells

●
U.S. and foreign patents and patent applications relating mesoderm and definitive endoderm cell populations, and to populations of hematopoietic progenitors.

The U.S. and foreign patents and patent applications related to blood stem cells nominally expire between 2023 and 2032, subject to extensions that may be available on a country-by-country basis.

Cartilage and Chondrocyte Cells

●
U.S. and foreign patents and patent applications relating to methods and compositions for generating chondrocyte lineage cells and cartilage like tissue.

The U.S. and foreign patents and patent applications related to blood stem cells nominally expire in 2034, subject to extensions that may be available on a country-by-country basis.

Liver and Biliary Cells

●
U.S. and foreign patents and patent applications relating to methods for generating hepatocytes and cholangiocytes from pluripotent stem cells and to toxicity typing using liver stem cells.

The U.S. and foreign patents and patent applications related to blood stem cells nominally expire between 2021 and 2034.

Patent Term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring and related patent.

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the approval of that application (approval phase). This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application (ANDA), or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Trademarks

The Company also owns a registered trademark in the U.S. for “VISTAGEN,” which was renewed in 2014. In addition, we use trademarks in our business for CardioSafe 3D and LiverSafe 3D.

Strategic Transactions and Relationships

Strategic collaborations are an important cornerstone of our corporate development strategy. We believe that our highly selective outsourcing of certain research, development, manufacturing and regulatory activities gives us flexible access to a broad range of capabilities and expertise at a lower overall cost than developing and maintaining such capabilities and expertise internally on a full-time basis. In particular, we contract with third parties for certain manufacturing, nonclinical development, clinical development and regulatory affairs support. We may seek multiple additional strategic collaborations and relationships focused on development and commercialization of our product candidates in regions outside the U.S.

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and nonclinical material supply through third party contract development and manufacturing organizations (CDMOs). If our product candidates are approved, we intend to contract with CDMOs to produce all of our future commercial supplies on our behalf.

We have established relationships with CMOs under which the CMOs manufacture clinical and nonclinical supplies of the active pharmaceutical ingredient (API), as well as drug product, for AV-101, PH94B and PH10 on a purchase order basis. When produced, all clinical supplies are certified by our CDMOs to have been manufactured under current Good Manufacturing Practices (cGMP). Starting materials and key intermediates to support the production of these candidates are either manufactured by other qualified suppliers or purchased from chemical suppliers. We do not currently have arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for AV-101, PH94B and PH10. Our CMOs manufacture such product candidates on a purchase order basis under master service and quality agreements. We intend to put a long-term commercial supply agreement in place at the appropriate time for drug substance and drug product for each product candidate, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional back-up manufacturers to provide API and/or drug product.

We continue to refine and scale up the manufacturing process for PH94B to supply our Phase 3 clinical trials, and for AV-101 and PH10 to supply future clinical and nonclinical studies. We believe we currently have sufficient AV-101 drug substance on hand for our ongoing ELEVATE Study and the ongoing Baylor/VA Study.

AV-101, PH94B and PH10 are small molecule drugs. The current syntheses of AV-101, PH94B and PH10 are reliable and reproducible from readily available starting materials. On-going development work is in progress to ensure that these synthetic routes are cost-effective , robust and amenable to large-scale manufacturing. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Sales and Marketing

We believe that we can successfully launch and commercialize PH94B on our own in the U.S., if approved by the FDA, through the hiring of a targeted sales and marketing force. If an NDA for PH94B in the treatment of SAD is approved by the FDA following our Phase 3 clinical development program, we anticipate hiring and deploying a field sales force of key account managers calling on hospitals and specialty representatives calling on healthcare professionals who treat SAD. We expect to focus our future sales and marketing efforts, if PH94B is approved for SAD, on psychiatrists and select primary care physicians and potentially on pediatricians who are likely to see adolescents, as well as nurse practitioners and psychologists who, in some states, are permitted to prescribe medications.

Should we advance AV-101 and PH10 through successful completion of Phase 2 and Phase 3 clinical development for treatment of MDD and/or other CNS indications, we plan to file for and obtain regulatory approval of AV-101 and PH10 in the U.S. and then commercialize them in the U.S., either on our own or with a collaborator.

To develop and commercialize one or more our product candidates in pharmaceutical markets outside the U.S., if approved in such markets, we may decide to establish agreements or alliances with one or more pharmaceutical company collaborators and/or distributors. Currently, in China, the EU, Japan, Hong Kong, and South Korea, we plan to develop and commercialize our product candidates with third-party collaborators with successful operations involving development and/or commercialization of CNS products, especially neuropsychiatry products. We anticipate that such collaborations would involve local clinical development, regulatory submissions comparable to those required by the FDA in the U.S. and commercial activities necessary to monetize our product candidates. We may also consider other partnering opportunities if we believe the partnering opportunity will add significant value to our efforts, including through local capabilities and infrastructure, as well as speed to market and financial contributions, in each case depending on, among other things, the applicable indications, the expected development pathway and related costs, deal terms, our available resources, and whether the transaction makes strategic sense.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. The large and growing markets for SAD, MDD, NP, LID, and other CNS diseases and disorders make them attractive therapeutic areas for biopharmaceutical businesses. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do. Several of these entities have commercial products, robust drug pipelines, readily available capital, and established research and development organizations. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

Although currently there are no FDA-approved therapies for SAD with the mechanism of action of PH94B, we are aware of two companies with development programs potentially focused on SAD. However, neither of those companies is developing a potential treatment for SAD that is either a nasal spray or involves the same mechanism of pharmacological action as PH94B.

Although currently there are no FDA-approved oral therapies for MDD with the mechanism of pharmacological action of either AV-101 or PH10, we are aware of numerous pharmaceutical and biotechnology companies that are developing therapies targeting the MDD market, including with drug candidates focused on the NMDAR. Certain of the potential MDD therapies being developed are broad NMDAR antagonists and tend to have multiple target actions. We believe AV-101 is an NMDAR glycine site antagonist and is modulatory, without negative off-target activity in preclinical screening. We are aware of the numerous companies developing or commercializing therapies for MDD or NMDAR-targeted therapies for other CNS disorders. Such companies include but are not limited to, Acadia, Adamas, Alkermes, Allergan, Aptynix, Avanir, Axsome, Biohaven, BlackThorn, Cadent, Cerecor, Eli Lilly, , Janssen, Lundbeck, Minerva, Navitor, NeuroRx, Otsuka, Novartis, Perceptive Neuroscience, Relmada, Sage, Seelos, Shionogi, Taisho and Takeda. Additionally, we expect that AV-101 and PH10 will have to compete with a variety of therapeutic procedures for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

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

We believe that VistaStem’s hPSC technology platform, the hPSC-derived human cells we produce, and the customized human cell-based assay systems we have formulated and developed are capable of being competitive in the diverse and growing global stem cell, CT and RM markets, including potential markets involving the sale of hPSC-derived cells to third-parties for their in vitro drug discovery and safety testing, contract predictive toxicology drug screening services for third parties, internal drug discovery, drug development and DR of new NCEs, and RM, including in vivo CT research and development. A representative list of such biopharmaceutical companies pursuing one or more of these potential applications of adult and/or hPSC technology includes, but is not limited to, the following: Acea, Astellas, Athersys, BioCardia, BioTime, Caladrius, Cellectis, Cellerant, Cytori, Fujifilm, HemoGenix, International Stem Cell, Neuralstem, Organovo, PluriStem, and Stemina BioMarker Discovery. Pharmaceutical companies and other established corporations such as Bristol-Myers Squibb, Charles River, GE Healthcare, GlaxoSmithKline, Novartis, Pfizer, Roche Holdings, Thermo Fisher and others have been and are expected to continue pursuing internally various stem cell-related research and development programs. Many of the foregoing companies have greater resources and capital availability and as a result, may be more successful in their research and development programs than us. We anticipate that acceptance and use of hPSC technology for drug development, CT and RM will continue to occur and increase at pharmaceutical and biotechnology companies in the future.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring/pharmacovigilance, safety and periodic reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed in a given jurisdiction, considerable data demonstrating its quality, safety and efficacy must be obtained and/or generated, organized into a format specific to each regulatory authority, submitted for review and the drug must be approved by the relevant regulatory authority or authorities.

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold on a clinical investigation, warning or untitled letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Each of our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

●
Completion of extensive non-clinical studies and testing, sometimes referred to as non-clinical laboratory tests, non-clinical animal studies and formulation studies, in accordance with applicable regulations, including the FDA’s current Good Laboratory Practice (cGLP) regulations;

●
Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

●
Approval by an independent institutional review board (IRB) or ethics committee representing each clinical trial site before each trial may be initiated;

●
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes collectively referred to as good clinical practice (cGCP) to establish the safety and efficacy of the proposed drug for each proposed indication;

●
Submission to the FDA of an NDA for marketing approval of a new drug;

●
A determination by the FDA within 60 days of its receipt of an NDA to accept and file the NDA for review; Satisfactory completion of a potential FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●
Potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA; and

●
Payment of applicable user fees and FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. For NCEs, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal laws and regulations, including, for animal studies, the Animal Welfare Act and cGLP. The sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some non-clinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocols for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including whether subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non- compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or to patients with the disease or condition being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any given clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with cGCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

Clinical Trials

Clinical trials are generally conducted in three phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

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

●
Phase 3 clinical trials generally involve large numbers of patients at multiple sites (typically from several hundred to several thousand subjects), and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval and labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended for drugs intended for chronic dosing to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, increased rates of serious suspected adverse events, or findings from other studies or from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. Success in one phase does not mean similar results will be observed in subsequent phases. Each phase may involve multiple studies. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial, and may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, we must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of nonclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

In addition, under the Pediatric Research Equity Act (PREA) certain NDAs or supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Best Pharmaceuticals for Children Act (BPCA) the FDA may also issue a Written Request asking a sponsor to conduct pediatric studies related to a particular active moiety; if the sponsor agrees and meets certain requirements, the sponsor may be eligible to receive additional marketing exclusivity for its drug product containing such active moiety.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.6 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a Risk Evaluation and Mitigtion Strategy (REMS) program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or one or more additional pivotal Phase 3 clinical trials, and/or other significant and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such additional data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve any of our drug product candidates for marketing in the U.S., and we may encounter significant difficulties or costs during the FDA review process. If a product receives marketing approval, the approval may be significantly limited to specific patient populations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA for the drug for the proposed rare disease or condition. After the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other sponsors’ applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products. A sponsor of a product application that has received an orphan drug designation may also be granted tax incentives for clinical research undertaken to support the application. In addition, the FDA may coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan drug status in the EU has similar, but not identical, benefits.

Expedited Development and Review Programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition and provides meaningful therapeutic benefit over existing treatments. Fast Track designation and Breakthrough Therapy designation are two of these programs and apply to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug as a Fast Track product at any time during the development of the product and may request the FDA to designate the drug as a Breakthrough Therapy based on preliminary clinical evidence which meet the criteria outlined in the FDA’s programs. Under the Fast Track or Breakthrough Therapy expedited programs, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track or Breakthrough Therapy program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Any product is eligible for priority review if it treats a serious condition and offers a significant improvement in the safety and effectiveness of treatment, diagnosis or prevention compared to marketed products. Significant improvement may be shown by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of the NDA filing.

A product may also be eligible for accelerated approval if the product is intended to treat a serious or life-threatening illness and provides meaningful therapeutic benefit over existing treatments. Accelerated approval for a product means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

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

Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act (FDASIA) which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

Post-marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as off-label use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (the PDMA) and the Drug Supply Chain Security Act (DSCSA).

FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, administrative enforcement, warning or untitled letters from the FDA, mandated corrective advertising or communications with doctors, and civil penalties or criminal prosecution, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Department of Health and Human Services; the Department of Justice; the DEA; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the U.S., a drug product approved by the FDA may also be subject to regulation under the Controlled Substances Act (CSA) as a controlled substance. The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances. The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services, after it has been completed by FDA. We do not expect FDA to recommend scheduling of any of our product candidates as a controlled substance, if approved.

In the U.S., arrangements and interactions with health care professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our products, if and when we obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

●
The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of this law are punishable by up to five years in prison, criminal fines, damages, administrative civil money penalties, and exclusion from participation in federal healthcare programs.

●
The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.

●
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions from which we or our collaborators obtain patient health information, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HIPAA). Although we are not directly subject to the HIPAA information privacy and security provisions, other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

●
The HIPAA fraud provisions, which impose criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

●
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (CMS), the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

●
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. We also may become subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.Substantial resources are necessary to ensure that our business arrangements and interactions with health care professionals, third party payors, patients and others comply with applicable health care laws and regulations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded health care programs such as Medicare and Medicaid, or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Numerous other laws may apply to our products. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record- keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in statutes, regulations or the interpretation of existing laws or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

European Union Drug Development

We plan to develop and commercialize our product candidates in the EU, either alone or with a collaborator. As in the U.S., in the EU, our future products also will be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a Marketing Authorization (MA) from the competent regulatory authorities in the EU has been obtained.

Similar to the U.S., the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU legislator has, therefore, adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The new EU Clinical Trials Regulation, which will replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The Clinical Trials Regulation is expected to start to apply in late-2019 or in 2020.

Clinical trials in the EU must currently be conducted in accordance with the requirements of the EU Clinical Trials Directive and applicable good clinical practice standards, as implemented into national legislation by EU Member States. Under the current regime, before a clinical trial can be initiated it must be approved in each EU Member State where there is a site at which the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In the EU, pediatric data or an approved Pediatric Investigation Plan (PIP) or waiver, is required to have been approved by the European Medicines Agency (EMA) prior to submission of a MA application to the EMA or the competent authorities of the EU Member States. In most EU countries, we are also required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial.

European Union Drug Review and Approval and Post-marketing Requirements

In the European Economic Area (EEA) (which is comprised of 28 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after a related MA has been granted. A MA for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (single EU Member State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a centralized MA that is valid in all EU Member States and three of the four European Free Trade Associations (EFTA) countries (Iceland, Liechtenstein and Norway).

The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU.

The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authorities of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to the Heads of Medicines Agencies (CMDh) for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.

The maximum timeframe for the evaluation of a marketing authorization application in the EU is 210 days, not including clock stops during which applicants respond to questions from the competent authority. The initial marketing authorization granted in the EU is valid for five years. The authorization may be renewed and valid for an unlimited period unless the national competent authority or the European Commission decides on justified grounds to proceed with one additional five-year renewal period. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

The holder of an EU MA for a medicinal product must also comply with the EU’s pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EU requires a manufacturing authorization. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. MA holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of medicinal products to the general public and may also impose limitations on promotional activities with healthcare professionals.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization, which prevents the same marketing authorization holder or members of the same group from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

In the EU, orphan drug designations are granted by the European Commission based on a scientific opinion by the EMA’s Committee for Orphan Medicinal Products in relation to medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and in relation to which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

Orphan medicinal products are entitled to ten years of exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

In addition, grant of orphan designation by the European Commission also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process.

Rest of the World Regulation

For other countries outside of the U.S. and the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from countr- to-country. In all cases, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions. If we fail to comply with applicable foreign regulatory requirements applicable to a given country, we may not be able to obtain regulatory approval for our product candidates in such country if we choose to seek such approval, or we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by the Trump Administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. The American Recovery and Reinvestment Act of 2009 (ARRA), for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Affordable Care Act (ACA) is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the donut hole), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, or 340B program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid. The ACA also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million). The reporting requirements apply only to manufacturers of products for which reimbursement is available under Medicare, Medicaid, or the Children’s Health Insurance Program.

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the ACA. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact sales of our approved products that are approved and that we successfully commercialize, and our business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, there have been delays in the implementation of key provisions of the ACA, including the excise tax on generous employer-based health insurance plans. The implications of these delays for business and financial condition, if any, are not yet clear.

Moreover, additional legislative changes to or regulatory changes under the ACA remain possible. The Trump Administration has identified repeal and replacement of the ACA as one of its priorities, and has altered the implementation of the ACA and related laws. In this regard, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The nature and extent of any additional legislative changes to the ACA are uncertain at this time. In addition, in December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety because once Congress repealed the “individual mandate” provision as part of tax reform legislation enacted in late 2017, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. The court reasoned that the “individual mandate” was not severable from the rest of the ACA and found the entire Act was an unconstitutional exercise of Congressional authority. While the Trump administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. We expect that the ACA, as currently enacted or as it may be amended, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, or BCA, as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. Subsequent legislation extended the 2% reduction to 2027 unless additional Congressional action is taken. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Pharmaceutical Pricing and Reimbursement

If we are successful in developing and gaining regulatory approval for our product candidates, sales of our products will be dependent on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product for which we received marketing approval could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the United States, healthcare providers are reimbursed for covered services and products they use through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. In the U.S. no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

If we are successful in developing and gaining regulatory approval for our product candidates, we may participate in the Medicaid Drug Rebate Program. The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government, meaning that we would be subject to these price reporting and other compliance obligations. Other programs impose limits on the price we will be permitted to charge certain entities for our products, if any, for which we receive regulatory approval. Statutory and regulatory changes or other agency action regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of products for which we receive regulatory approval and could negatively impact our results of operations.

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. If we participate in the Medicaid Drug Rebate Program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data reported by us on a monthly and quarterly basis to Centers for Medicare and Medicaid Services (CMS), previously known as the Health Care Financing Administration (HCFA) the federal agency that administers the Medicare and Medicaid programs. These data will include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The ACA made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the ACA or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. HRSA also is implementing a ceiling price reporting requirement related to the 340B program during the first quarter of 2019, pursuant to which we are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our approved products that we successfully commercialize and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount will be computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we participate in the Medicaid Drug Rebate Program and become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program.

If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we could be held liable for errors associated with our submission of pricing data. Civil monetary penalties can be applied if we are found to have made a misrepresentation in the reporting of our average sales price, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we will participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the Office of the Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (VA), Department of Defense (DoD), Public Health Service, and Coast Guard (the Big Four agencies) and certain federal grantees, we will be required to participate in the VA Federal Supply Schedule (FSS) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our “covered” drugs (i.e., innovator drugs and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (FCP), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. In addition, Section 703 of the National Defense Authorization Act for FY 2008, will require us to pay quarterly rebates to DoD on utilization of covered drugs that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU Member States have the power to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved. Historically, products launched in the EU do not follow price structures of the United States, and generally prices tend to be significantly lower.

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States. However, this consequence cannot be excluded.

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

Subsidiaries and Inter-Corporate Relationships

VistaGen Therapeutics. Inc., a California corporation, dba VistaStem Therapeutics (VistaStem), is our wholly-owned subsidiary and has a wholly-owned subsidiary, Artemis Neuroscience, Inc., a corporation incorporated pursuant to the laws of the State of Maryland. The operations of VistaStem, and its wholly owned subsidiary are managed by our senior management team based in South San Francisco, California.

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

The Consolidated Financial Statements included in Item 8 of this Annual Report represent the activity of VistaStem from May 26, 1998, and the consolidated activity of VistaStem and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation), from May 11, 2011 (the date of the Merger) through March 31, 2019. The Consolidated Financial Statements also include the accounts of VistaStem’s two inactive wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada).

Employees

As of June 24, 2019, we employed nine full-time employees, four of whom have doctorate degrees. Five full-time employees work in research and development and laboratory support services and four full-time employees work in general and administrative roles. Staffing for all other functional areas is achieved through our diverse network of strategic relationships with CROs, CDMOs, and other third-party service providers and consultants, each of whom provides services on a real-time, as-needed basis, including human resources and payroll, information technology, facilities, legal, investor and public relations, regulatory affairs and FDA program management to complement our internal resources in these areas.

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any DR NCE we produce will require substantial nonclinical development, all phases of clinical development, and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S..

We are not permitted to market our product candidates in the U.S. until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a NDA is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the filing of our NDA, delay, limit or deny approval of a NDA for many reasons, including, among others:

●
if we submit a NDA and it is reviewed by a FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical or clinical studies, limitations on approved labeling or distribution and use restrictions;

●	a FDA advisory committee may recommend, or the FDA may require, a REMS safety program as a condition of approval or post-approval;
●
a FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of overall effectiveness or safety in a NDA and require additional clinical studies;

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

In addition, we anticipate that certain of our product candidates, including PH94B and PH10, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

We have been granted Fast Track designation from the FDA for development of AV-101 for the adjunctive treatment of MDD and for the treatment of NP. However, these designations may not actually lead to faster development or regulatory review or approval processes for AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

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

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for AV-101 and the FDA may withdraw Fast Track designation of AV-101 for either or both indications if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for AV-101 as a treatment option for other CNS indications, and for our other product candidates. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe AV-101, PH94B, PH10 and/or other product candidates may be eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of AV-101, PH94B, PH10 and/or our other future product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. AV-101, PH94B, PH10 or any other future product candidates in later stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through nonclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval. With respect to our current product candidates, if our ELEVATE Study, any future clinical study of AV-101, one or more of the future Phase 3 clinical trials of PH94B for SAD or a future Phase 2 clinical trial of PH10 for MDD fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for AV-101, PH94B, or PH10 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

For example, the results of planned clinical trials may be adversely affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates.

If serious adverse events or other undesirable side effects or safety concerns attributable to AV-101 are identified during the Baylor Study, other investigator-sponsored clinical trials, in our clinical trials of AV-101, including our ELEVATE study, or our clinical trials of PH94B or PH10, it may adversely affect or delay our clinical development and commercialization of AV-101, PH94B or PH10.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. AV-101 was previously tested by the NIMH in the NIMH Study, is currently being tested by Baylor in the Baylor Study and may be subjected to testing in the future for other CNS indications in additional investigator-sponsored clinical trials. Although no treatment-related serious adverse events (SAEs) were observed in the NIMH Study, if treatment-releated SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to AV-101 are observed in the Baylor Study other investigator-sponsored clinical trials of AV-101, our clinical trials of AV-101, including our ELEVATE Study, or in our future clinical trials of PH94B or PH10, it may adversely affect or delay our clinical development and commercialization of AV-101, PH94B or PH10, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We will need to complete our ELEVATE Study, at least two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of any NDA for regulatory approval for AV-101 as an adjunctive treatment for MDD in patients with an inadequate response to current ADs, or any other CNS indication. Similarly, we will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an on-demand treatment for SAD or any CNS other indication. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as treatment for MDD, or any other CNS indication.Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Except as disclosed herein, we do not know whether the Baylor Study, our ELEVATE Study or any of our future-planned nonclinical and clinical trials of AV-101, PH94B, PH10 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the regulatory authority may deny permission to proceed with planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●	delays in filing or receiving approvals from regulatory authorities of additional INDs that may be required;

●	negative or ambiguous results from nonclinical or clinical studies;

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

●
the regulatory authority may disagree with our clinical trial design and our interpretation of data from prior nonclinical studies or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

●	reports from nonclinical or clinical testing of other CNS indications or therapies that raise safety or efficacy concerns; and

●
difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated prior to completion as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the regulatory authority, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board (DSMB), overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

●	failure to conduct the clinical trial in accordance with regulatory requirements or approved clinical protocols;

●
inspection of the clinical trial operations or trial sites by the regulatory authority that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

●	unforeseen safety issues, including any that could be identified in nonclinical carcinogenicity studies, adverse side effects or lack of effectiveness;

●	changes in government regulations or administrative actions;

●	problems with clinical supply materials that may lead to regulatory actions; and

●	lack of adequate funding to continue nonclinical or clinical studies.

Changes in regulatory requirements, regulatory guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101, PH94B, PH10 or other product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, guidance or unanticipated events during our nonclinical studies and clinical trials of AV-101, PH94B, PH10 or other product candidates may force us to amend nonclinical studies and clinical trial protocols or the regulatory authority may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for AV-101, PH94B, PH10 or other product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current product candidates and will continue to do so for any other future product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of AV-101, PH94B, PH10 or other future product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize AV-101, PH94B, PH10 or other future product candidates and our business could be substantially harmed.

By strategic design, we do not have the internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our extensive network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories and other third parties, such as CROs, to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical and clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted and completed in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs, Baylor or other independent investigators does not relieve us of our regulatory responsibilities. We and our CROs, Baylor and any investigator in an investigator-sponsored study are required to comply with regulations and guidelines, including current Good Clinical Practice regulations (cGCPs) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, any of our CROs or any of our third-party collaborators fail to comply with applicable cGCPs, the clinical data generated in clinical trials involving our product candidates may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or the failure of our CROs or other third-party collaborators to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. In certain cases, including the Baylor Study and other investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third-parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If our relationships with one or more of our third-party collaborators terminates, we may not be able to enter into arrangements with alternative third-party collaborators.  If such third-party collaborators, including our CROs, Baylor or the VA do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to applicable clinical protocols, regulatory requirements or for other reasons, any clinical trials that such third-parties are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully develop and commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs would increase and our ability to generate revenue would be delayed.

We rely completely on third-parties to manufacture, formulate, hold and distribute supplies of our product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our product candidates in the future.

By strategic design, we do not currently have, nor do we plan to acquire or develop, internal infrastructure or technical capabilities to manufacture, formulate, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture AV-101, PH94B and PH10 API and AV-101, PH94B and PH10 final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

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

Additionally, we anticipate that PH94B and PH10 will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA anf comparable foreign regulatory authorities pursuant to inspections that will or may be conducted after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with cGMPs and QSRs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Even if we receive marketing approval for AV-101, PH94B, PH10 or any other product candidate in the U.S., we may never receive regulatory approval to market AV-101, PH94B, PH10 or any other product candidate outside of the U.S.

In order to market AV-101, PH94B, PH10 or any other product candidate outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Before we can commercialize our product candidates in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidate to be controlled substances, we cannot yet give any assurance that such product candidates, including AV-101, PH94B and PH10 will not be regulated as controlled substances.

If any of our product candidates are regulated as controlled substances, depending on the DEA controlled substance schedule in which the product candidates are placed or that of its foreign counterpart, we, our CMOs, and any future distributers, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA or a foreign counterpart of the DEA as the case may be. Moreover, if any of our product candidates are regulated as controlled substances, we and our CMOs would be subject to initial and periodic DEA inspection. If we or our CMOs are not able to obtain or maintain any necessary DEA registrations or comparable foreign registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CMOs, which would take time and cause us to incur additional costs, delaying or limit our commercialization efforts.

Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates, should they be deemed to contain controlled substances. Failure to comply with the applicable controlled substance laws and regulations can also result in administrative, civil or criminal enforcement. The DEA or its foreign counterparts may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings or consent decrees. Individual states also independently regulate controlled substances.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates will also be subject to ongoing regulatory requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA and other regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and other regulatory authorities also have the authority to require, as part of an NDA or post-approval, the submission of a REMS or comparable safety program. Any REMS or comparable safety program required by the FDA or other regulatory authority may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Currently, management is unaware of any FDA-approved oral adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of pharmacological action and safety profile as our orally-administered AV-101 or our intranasally-administered PH10. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 or PH10 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD. Management is also unaware of any FDA-approved rapid-onset, on-demand treatment for SAD having the same mechanism of pharmacological action and safety profile as our PH94B.

In the field of new generation, oral adjunctive treatments for adult patients with MDD with an inadequate response to standard FDA-approved ADs, we believe our principal competitors may be Axsome’s AX-05, Alkermes’ ALKS-5461, Allergan’s AGN-241751 and Sage’s Sage-217. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered Spravato (esketamine). With respect to PH94B and current FDA-approved treatment options for SAD in the U.S., our competition may include, but is not limited to, certain current generic ADs approved by the FDA for treatment of SAD and certain classes of drugs used on an off-label basis for treatment of SAD, including benzodiazapines such as alprazolam, and beta blockers such as propranolol.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to AV-101 and PH10, we believe that a range of pharmaceutical and biotechnology companies have programs to develop drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa-induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen and a sublingual formulation of the sodium channel blocker riluzole in development by Biohaven. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. Although AV-101 is in Phase 2 clinical development for treatment of MDD, and we are planning for Phase 2a studies of AV-101 for treatment of NP and LID, for Phase 3 development of PH94B for on-demand treatment of SAD, and a Phase 2b study of PH10 for treatment of MDD, we may fail to pursue additional development opportunities for AV-101, PH94B or PH10, or identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we currently have limited financial and management resources, we necessarily focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of AV-101, PH94B and PH10, with additional limited focus on NCE DR and, through a third-party collaboration, RM. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for AV-101, PH94B and/or PH10 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

●	Foreign Corrupt Practices Act and its application to marketing and selling practices as well as to clinical trials.

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

We may, in the future, choose to seek FDA Orphan Drug designation for one or more of our current or future product candidates. Even if we obtain Orphan Drug designation from the FDA for a product candidate, there are limitations to the exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain Orphan Drug status for a drug that shares the same active moiety as an already approved drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

Our future success is highly dependent upon our ability to successfully develop and commercialize any of our current product candidates, acquire or license additional product candidates, or discover, as well as produce, develop and commercialize proprietary DR NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize AV-101, PH94B, PH10 or acquire or license additional product candidates or discover and develop DR NCEs, or that, if produced, AV-101, PH94B, PH10 or any other product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce DR NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced.

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

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential DR NCEs and no operating history with respect to the production of DR NCEs, and we may never be able to produce a DRNCE.

If we are unable to develop and commercialize AV-101, PH94B, PH10 or acquire or license additional product candidates, or produce suitable DR NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

With respect to DR, there are a number of factors, in addition to the utility of CardioSafe 3D, that may impact our ability to identify and produce, develop or out-license and commercialize DR NCEs, independently or with partners, including:

●	our ability to identify potential DR candidates in the public domain, obtain sufficient quantities of them, and assess them using our bioassay systems;

●
if we seek to rescue DR candidates that are not available to us in the public domain, the extent to which third parties may be willing to out-license or sell certain DR candidates to us on commercially reasonable terms;

●	our medicinal chemistry collaborator’s ability to design and produce proprietary DR NCEs based on the novel biology and structure-function insight we provide using CardioSafe 3D; and

●
financial resources available to us to develop and commercialize lead DR NCEs internally, or, if we sell or out-license them to partners, the resources such partners choose to dedicate to development and commercialization of any DR NCEs they acquire or license from us.

Even if we do acquire additional product candidates or produce proprietary DR NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from AV-101, PH94B, PH10 or additional acquired or licensed products candidates or any DR NCEs, we or our potential collaborators must complete preclinical and clinical development programs, submit clinical and manufacturing data to the FDA, qualify a third party CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

If CardioSafe 3D fails to predict accurately and efficiently the cardiac effects, both toxic and nontoxic, of DR candidates and DR NCEs, then our DR programs will be adversely affected.

Success of our subsidiary, VistaStem, is partly dependent on our ability to use CardioSafe 3D to identify and predict, accurately and efficiently, the potential toxic and nontoxic cardiac effects of DR candidates and DR NCEs. If CardioSafe 3D is not capable of providing physiologically relevant and clinically predictive information regarding human cardiac biology, our DR business will be adversely affected.

CardioSafe 3D may not be meaningfully more predictive of the behavior of human cells than existing methods.

DR drug rescue programs is highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of new drug candidates than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, their utility for DR will be limited and our DR business will be adversely affected.

We may invest in producing DR NCEs for which there proves to be no demand.

To generate revenue from our DR activities, we must produce proprietary DR NCEs for which there proves to be demand within the healthcare marketplace, and, if we intend to out-license a particular DR NCE for development and commercialization prior to market approval, then also among pharmaceutical companies and other potential collaborators. However, we may produce DR NCEs for which there proves to be no or limited demand in the healthcare market and/or among pharmaceutical companies and others. If we misinterpret market conditions, underestimate development costs and/or seek to rescue the wrong DR candidates, we may fail to generate sufficient revenue or other value, on our own or in collaboration with others, to justify our investments, and our DR business may be adversely affected.

We may experience difficulty in producing human cells and our future stem cell technology research and development efforts may not be successful within the timeline anticipated, if at all.

Our hPSC technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems, although not significant at present, are difficult to predict in advance. We might decide to devote significant additional personnel and financial resources to research and development activities designed to expand, in the case of DR, and explore, in the case of drug discovery and RM, potential applications of our stem cell technology platform. In particular, we may conduct exploratory nonclinical RM programs involving blood, bone, cartilage, and/or liver cells. Although we and our third-party collaborators have developed proprietary protocols to produce multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain DR candidates and DR NCEs, design and development of certain human cellular assays and performance of certain exploratory nonclinical RM studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating hPSCs into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, DR and RM business opportunities and results of operations.

Restrictions on research and development involving human embryonic stem cells and religious and political pressure regarding such stem cell research and development could impair our ability to conduct or sponsor certain potential collaborative research and development programs and adversely affect our prospects, the market price of our common stock and our business model.

Some of our research and development programs may involve the use of human cells derived from our controlled differentiation of human embryonic stem cells (hESCs). Some believe the use of hESCs gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to differentiation of hESCs may become the subject of adverse commentary or publicity, which could significantly harm the market price of our common stock. Although now substantially less than in years past, certain political and religious groups in the U.S. and elsewhere voice opposition to hESC technology and practices. We may use hESCs derived from excess fertilized eggs that have been created for clinical use in in vitro fertilization (IVF) procedures and have been donated for research purposes with the informed consent of the donors after a successful IVF procedure because they are no longer desired or suitable for IVF. Certain academic research institutions have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of future collaborative research opportunities with such institutions, thereby potentially impairing our ability to conduct certain research and development in this field that we believe is necessary to expand the DR capabilities of our technology, which would have a material adverse effect on our business.

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

To the extent that we pursue research and development activities involving iPSCs, we will be subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to such research and development activities, including obligations to seek informed consent from donors for the use of their blood and other tissue to produce, or have produced for us, iPSCs, as well as state and federal laws that protect the privacy of such donors. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. If we engage in iPSC-related research and development activities in countries other than the U.S., we may become subject to foreign laws and regulations relating to human-subjects research and other laws and regulations that are often more restrictive than those in the U.S. In addition, both the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving stem cell technology sector. Compliance with these laws and regulations can be costly, can delay or impede our research and development activities, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

The human cells we produce from hPSCs and our customized bioassay systems using such cells, including CardioSafe 3D, are not currently sold, for research purposes or any other purpose, to biotechnology or pharmaceutical companies, government research institutions, academic and nonprofit research institutions, medical research organizations or stem cell banks, and they are not therapeutic procedures. As a result, they are not subject to regulation as biological products or drugs by the FDA or comparable agencies in other countries. However, if, in the future, we seek to include human cells we derive from hPSCs in therapeutic applications or product candidates, such applications and/or product candidates would be subject to the FDA’s pre- and post-market regulations. For example, if we seek to develop and market human cells we produce for use in performing RM applications, such as tissue engineering or organ replacement, we would first need to obtain FDA pre-market clearance or approval. Obtaining such clearance or approval from the FDA is expensive, time-consuming and uncertain, generally requiring many years to obtain, and requiring detailed and comprehensive scientific and clinical data. Notwithstanding the time and expense, these efforts may not result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses that we believe are important or commercially attractive.

Risks Related to Our Financial Position

We have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $24.6 million and $14.3 million during our fiscal years ended March 31, 2019 and 2018, respectively. At March 31, 2019, we had an accumulated deficit of approximately $181.1 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, consisting of receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, AV-101, PH94B, PH10 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to AV-101, PH94B, PH10 or one or more other future product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both the U.S. and foreign jurisdictions;

●	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

Our audited consolidated financial statements for the year ended March 31, 2019 included elsewhere in this Annual Report on Form 10-K for the year ended March 31, 2019 (Annual Report) were prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from this offering as well as future sales of our securities or potentially obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain any future funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the DR capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API and drug product, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including preparation for and launch of our ELEVATE Study, as well as research and development and regulatory expenses related to the production of PH94B and PH10 and our stem cell technology platform, including development of CardioSafe 3D for DR and our cardiac stem cell technology for potential RM applications in connection with the Bluerock Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At March 31, 2019, we had cash and cash equivalents of approximately $13.1 million. We do not believe this amount alone is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Annual Report. We expect to seek additional capital to produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce additional AV-101 study material for future nonclinical and clinical studies, conduct AV-101 Phase 3-enabling toxicology studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in LID, MDD, NP and SI, produce PH10 study material and conduct a Phase 2b clinical trial of PH10 in MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

As the outcome of our ongoing research and development activities, including the outcome of ongoing and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have completed in the past, and are currently considering a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2019 and thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, our ability to engage in certain types of capital raising transactions may be limited by the Listing Rules of the Nasdaq Stock Market and/or General Instruction I.B.6 of Form S-3 so long as the market value of our common stock held by non-affiliates remains below $75 million. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As of March 31, 2019, we had federal and state net operating loss carryforwards of approximately $109.0 million and $63.6 million, respectively, which begin to expire in fiscal 2020.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates, and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if AV-101, PH94B, PH10, any DR NCE, other product candidate, or RM product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates, their compositions and formulations, their methods of use and methods of manufacturing and any other inventions we consider important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own and have licensed patents and patent applications related to product candidates AV-101, PH94B, PH10 and also to hPSC technology.

Although we own and have licensed issued and allowed patents and patent applications relating to AV-101, PH94B and PH10 in the U.S., selected countries in the EU and other jurisdictions, we cannot yet provide any assurances that any of our pending U.S. and additional foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage.

Moreover, other parties may have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent properties, for example, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain or maintain patent protection.

The uncertainty about adequate protection includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. Moreover, relevant laws differ from country-to-country.

The patent positions of biotechnology and pharmaceutical companies, including our patent portfolio with respect to our product candidates, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any additional patent claims that we may obtain cannot be predicted with certainty.

Our ability to obtain valid and enforceable patents depends in large measure on whether the differences between our technology and the prior art allow our inventions to be patentable over relevant prior art. Such prior art includes scientific publications, investment blogs, granted patents and published patent applications. Patent uncertainty cannot be eliminated because of the potential existence of other prior art about which we are currently unaware that may be relevant to our patent applications and patents, which may prevent a pending patent application from being granted or result in an issued patent being held invalid or unenforceable.

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as certain of our product candidates or were evaluated in early (often pre-clinical) studies. In addition, even some reports in the trade press and public announcements made us us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to our filing of our initial AV-101 patent applications, which describes unit doses for a then future study, but does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in our pending AV-101 patent applications that make similar claims, and we are considering entering this web post in the record of the aforementioned two issued U.S. patents. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to have satisfied the relevant disclosure obligations.

In the event any previously published prior art is deemed to be invalidating prior art, it may cause certain of our issued patents to be invalid and/or unenforceable which would cause us to lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

United States and foreign patents and patent applications may be subject to various types of infringement and validity proceedings, including interference proceedings, ex parte reexamination, inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, invalidity actions, or comparable proceedings lodged in various foreign, both national and regional, patent offices or courts. These proceedings could result in loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent in such a way that they no longer cover our product candidates or competitive products.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues and is held to be valid and enforceable, competitors may be able to design around our patents, for example, by using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, including patents related to AV-101, PH94B or PH10, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

In addition, such patent-related proceedings may be costly. Thus, any patent properties that we may own or exclusively license ultimately may not provide commercially meaningful protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

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

Our ability to enforce our patent rights also depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components or manufacturing processes that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

Overall, the degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●
any issued patents related to AV-101, PH94B, PH10 or any pending patent applications, if issued and challenged by others, will include or maintain claims having a scope sufficient to protect AV-101, PH94B, PH10 or any other products or product candidates against generic or other competition, particularly considering that any patent rights to these compounds per se have expired;

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

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement.  Furthermore, if the employees, collaborators and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not discover or have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights, which may prevent or delay our product development efforts and stop us from commercializing candidate products or increase the costs of commercializing them, if approved. Also, we may file counterclaims or initiate other legal proceedings against third parties to challenge the validity or scope of their intellectual property rights, the outcomes of which also would be uncertain and could have a material adverse effect on the success of our business.

We cannot assure that our business, product candidates and methods do not or will not infringe the patents or other intellectual property rights of third parties. Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights. In addition, we or our licensors or collaborators may file counterclaims in such proceedings or initiate separate legal proceedings against third parties to challenge the validity or scope of their intellectual property rights, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings before the United States or other jurisdictions.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. Success also will depend on our ability to prevail in litigation if we are sued for infringement or to resolve litigation matters with rights and at costs favorable to us.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of their business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications that later result in issued patents that our product candidates may infringe, or that such third parties assert are infringed by our technologies.

The foregoing types of proceedings can be expensive and time-consuming and many of our own or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Our defense of litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States or European Union.

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient financial resources to bring these actions to a successful conclusion.

An unfavorable outcome in the foregoing kinds of proceedings could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators.

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

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcomes are uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim is successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates.

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

The Company may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign their intellectual property to his or her employing institution.

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

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world is prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the United States, assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the United States or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For the pending patent applications relating to AV-101, as well as for other of the patent families that we own or license, the relevant statutory deadlines have not yet expired. Thus, for each of the patent families that we believe provide coverage for our lead product candidates or technologies, we will need to decide whether and where to pursue protection outside the U.S.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties under certain circumstances. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

For our PH10, PH94B and certain stem cell technologies, we are a party to a number of license agreements under which we are granted rights to intellectual properties that are or could become important to our business, and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

We have entered into several licenses, both in-license agreements and out-license agreements, to support and leverage our various stem cell technology-related programs. We may enter into additional license(s) to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payments, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, our licensor(s) may allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensor(s) may decide to terminate our license at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

Some of the intellectual property rights we have licensed or will license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose.

In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Also, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits.

Intellectual property generated under a government funded program is further subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

In the event we apply for additional U.S.government funding, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

In the U.S., depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S.patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension, for example, if the active ingredient of AV-101, PH94B or PH10 is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval.

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

Similar kinds of patent term and regulatory and data protection periods are available outside of the U.S. We will pursue such opportunities to extend the exclusivity of our products, but we cannot predict the availability of such exclusivity pathways or that we will be successful in pursuing them.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical and biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S.in recent years enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S.patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, recent U.S.Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain.

Additionally, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. This guidance did not limit the application of Myriad to DNA but, rather, applied the decision to other natural products. Further, in 2015, in Ariosa Diagnostics, Inc. v. Sequenom, Inc., the Court of Appeals for the Federal Circuit held that methods for detecting fetal genetic defects were not patent eligible subject matter. Other more recent court decisions and related USPTO examination guidelines must be taken into account, particularly as they relate to changes in what types of inventions are eligible for patent protection. Foreign patent and intellectual property laws also are evolving and are not predictable as to their impact on the Company and other biopharmaceutical companies.

In addition to increasing uncertainty regarding our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by the U.S.Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

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

With regard to our stem cell technology, if, instead of identifying DR candidates based on information available to us in the public domain, we seek to in-license DR candidates from biotechnology, medicinal chemistry and pharmaceutical companies, academic, governmental and nonprofit research institutions, including the NIH, or other third parties, there can be no assurances that we will obtain material ownership or economic participation rights over intellectual property we may derive from such licenses or similar rights to the DR NCEs that we may produce and develop. If we are unable to obtain ownership or substantial economic participation rights over intellectual property related to DR NCEs we produce and develop, our DR business may be adversely affected.

Risks Related to our Securities

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 17, 2019, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until December 16, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by December 16, 2019, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify  Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

No assurance can be given that we will meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our drug development programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock, similar to other biopharmaceutical companies, is likely to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

●	the failure of the FDA or other regulatory authority to approve our product candidates;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	the success or failure of other CNS therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	announcements regarding our intellectual property portfolio;

●	failure of our product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales or purchases of large blocks of our common stock, including sales or purchases by our executive officers, directors and significant stockholders;

●	establishment of short positions by holders or non-holders of our stock or warrants;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at March 31, 2019; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at March 31, 2019; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at March 31, 2019. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was approved for listing and has traded since May 11, 2016 on The Nasdaq Capital Market under the symbol “VTGN”. From June 21, 2011 through May 10, 2016, our common stock traded on the OTC Marketplace, under the symbol “VSTA”.  There was no established trading market for our common stock prior to June 21, 2011.

Shown below is the range of high and low sales prices for our common stock for the periods indicated as reported by the Nasdaq Capital Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ending March 31, 2019
First quarter ending June 30, 2018	$1.76	$0.81
Second quarter ended September 30, 2018	$1.53	$1.20
Third quarter ended December 31, 2018	$2.44	$1.26
Fourth quarter ended March 31, 2019	$1.86	$1.05

Year Ending March 31, 2018
First quarter ending June 30, 2017	$2.40	$1.72
Second quarter ended September 30, 2017	$2.05	$1.53
Third quarter ended December 31, 2017	$2.65	$0.69
Fourth quarter ended March 31, 2018	$1.79	$0.86

On June 24, 2019 the closing price of our common stock on the Nasdaq Capital Market was $0.7544 per share.

As of June 24, 2019, we had 42,622,965 shares of common stock outstanding and approximately 6,000 stockholders of record.  On the same date, two stockholders held all 500,000 outstanding restricted shares of our Series A Preferred Stock, which shares are convertible into 750,000 shares of common stock; two stockholders held 1,160,240 outstanding shares of our Series B 10% Convertible Preferred Stock, which shares are convertible into 1,160,240 shares of common stock; and one stockholder held all 2,318,012 outstanding shares of our Series C Preferred stock, which shares are convertible into 2,318,012 shares of common stock.

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

None.

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

Business Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing new generation medicines to treat diseases and disorders of the central nervous system (CNS) with high unmet need. Our portfolio of three clinical-stage product candidates is currently focused predominantly on major depressive disorder (MDD) and social anxiety disorder (SAD).

MDD is a serious neurobiologically-based mood disorder, affecting approximately 16 million adults in the United States, according to the U.S. National Institutes of Health (NIH). Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. Globally, MDD affects nearly 300 million people of all ages and is the leading cause of disability worldwide.

SAD affects as many as 15 million Americans and is the third most common psychiatric condition after depression and substance abuse. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person's employment, social activities and overall quality of life. Only three drugs, all antidepressants, are approved by the U.S Food and Drug Administration (FDA) for treatment of SAD. However, for treatment of both MDD and SAD, current oral antidepressants (ADs) have slow onset of effect (often several weeks to months) and significant side effects that may make them inadequate treatment alternatives for many individuals affected by MDD and SAD.

Our most advanced product candidate, PH94B neuroactive nasal spray, is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered as a nasal spray, PH94B activates nasal chemosensory receptors that trigger neural circuits in the brain that suppress fear and anxiety. In a published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing public-speaking and social interaction anxiety on laboratory challenges of individuals with SAD. Its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date make PH94B neuroactive nasal spray an excellent product candidate with potential to become the first FDA-approved on-demand, as-needed, or PRN, treatment for SAD.

AV-101 (4-Cl-KYN), one of our two product candidates for MDD, belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including MDD, chronic neuropathic pain, epilepsy, Parkinson's disease levodopa-induced dyskinesia and many others. AV-101 is an oral prodrug of 7-Cl-KYNA which binds uniquely at the glycine site of the NMDA receptor and has potential to be a new at-home treatment for MDD. AV-101 is currently in Phase 2 development in the U.S. for MDD. ELEVATE is our Phase 2 multicenter, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an add-on treatment for MDD in adult patients with an inadequate therapeutic response to current FDA-approved ADs (the ELEVATE Study). Dr. Maurizio Fava, Professor of Psychiatry at Harvard Medical School and Director, Division of Clinical Research, Massachusetts General Hospital (MGH) Research Institute, is the Principal Investigator of the ELEVATE Study assisting our internal team, which is led by Mark Smith, MD, PhD, our Chief Medical Officer. Dr. Fava was the co-Principal Investigator with Dr. A. John Rush of the STAR*D study, the largest clinical trial conducted in depression to date, whose findings were published in journals such as the New England Journal of Medicine (NEJM) and the Journal of the American Medical Association (JAMA). We currently anticipate top line results from the ELEVATE Study in the second half of 2019. The FDA has granted Fast Track designation for development of AV-101 as a potential add-on treatment of MDD.

Our other product candidate for MDD in Phase 2 development for MDD is PH10 neuroactive nasal spray. PH10 is a potential first-in-class, CNS neurosteroid nasal spray administered in microgram doses for MDD. PH10 nasal spray activates nasal chemosensory receptors that, in turn, engage GABA (gamma-aminobutyric acid) and CRH (corticotropin-releasing hormone) neurons in the limbic amygdala system. The activation of these neural circuits is believed to have the potential to lead to rapid antidepressant effects without psychological side effects, systemic exposure or safety concerns often associated with current antidepressants. Based on positive results of a small exploratory Phase 2a study in MDD in which rapid-onset antidepressant effects were observed without psychological side effects or systemic exposure, we are preparing for planned Phase 2b clinical development of PH10 as a first-line treatment for MDD.

Additional potential indications for PH94B include post-tramautic stress disorder (PTSD) and general anxiety disorder (GAD) and others neuropsychiatric indications. Additional potential indications for AV-101 include as a non-addictive, non-sedating treatment of chronic neuropathic pain (CNP), epilepsy, and to reduce dyskinesia induced by levodopa therapy for Parkinson’s disease (PD LID).

In addition to our CNS business, we have two pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for CNS and other diseases and regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells. Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Revenue Recognition

We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology access fees and government grants. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606, as of April 1, 2018, using the modified retrospective transition method. At adoption and currently, we have only the BlueRock Agreement as a potential revenue generating arrangement. Upon adoption of ASC Topic 606, there was no change to the units of accounting previously identified with respect to the BlueRock Agreement under legacy GAAP, which are now considered performance obligations under ASC Topic 606, and there was no change to the revenue recognition pattern for the performance obligation. Accordingly, there was no cumulative effect change to our opening accumulated deficit balance upon the adoption of ASC Topic 606. We did not recognize any revenue in our fiscal years ended March 31, 2019 or 2018.

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

Once a contract is determined to be within the scope of Topic 606, we assesses the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and satisfaction of the performance obligations. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant Company-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensee will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an output or input method.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the Consolidated Statements of Operations and Comprehensive Loss.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, PH94B and PH10, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101, PH94B, PH10 and our stem cell technology platform. All such costs are charged to expense as incurred.

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known.

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each will require significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense.

Stock-Based Compensation

We recognize non-cash compensation expense for all stock-based awards to employees based on the grant date fair value of the award.  We record this expense over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have granted no restricted stock awards, nor do we have any awards with market or performance conditions.  For option grants to non-employees, we have historically re-measured the fair value of the awards as they vest and any resulting increase in value has been recognized as an expense during the period over which the services are performed. Noncash expense attributable to compensatory grants of stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

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

Financial Operations Overview and Results of Operations

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our initial CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD. In addition, we have devoted resourced to stem cell technology research and development, bioassay development and small molecule drug development, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As discussed in greater detail in Part I, Item 1. Business in the Annual Report, during our fiscal year ended March 31, 2019 (Fiscal 2019), we acquired the rights to develop and commercialize PH94B and PH10. As of March 31, 2019, we had an accumulated deficit of approximately $181.1 million. Our net loss for Fiscal 2019 and the fiscal year ended March 31, 2018 (Fiscal 2018) was approximately $24.6 million and $14.3 million, respectively. We expect losses to continue for the foreseeable future, primarily as we complete our ELEVATE Study later in 2019, pursue further clinical development of AV-101 for the adjunctive treatment of MDD and for a range of other CNS indications, and further develop PH94B and PH10.

Summary of Our Fiscal Year Ended March 31, 2019

During Fiscal 2019, we continued to (i) advance both nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several CNS indications with significant unmet need, (ii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, (iii) expand our neuropsychiatry pipeline by acquiring exclusive worldwide licenses to PH94B and PH10, and (iv) on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline. Each of these initiatives is futher described below.

With respect to development of AV-101 during Fiscal 2019, we continued to conduct our ELEVATE Study throughout the fiscal year, in addition to producing supplies of AV-101 and conducting certain Phase 3-enabling nonclinical studies involving AV-101.

In addition, pursuant to our MT CRADA with the VA and our arrangements with Baylor, Baylor commenced the Baylor Study to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDA function and others possibly related to suicidal ideation in U.S. Military Veterans.

During Fiscal 2019, we expanded our portfolio of product candidates by acquiring licenses from Pherin giving us the exclusive worldwide rights to develop and commercialize PH94B, a rapid-onset neuroactive nasal spray with potential to be the first FDA-approved on-demand treatment for SAD, and PH10, a rapid-onset neuroactive nasal spray for treatment of MDD. We completed the acquisitions of PH94B and PH10 on a noncash basis through the issuance of an aggregate of 2,556,361 shares of our common stock. We are actively pursuing nonclinical and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and Phase 2b clinical development of PH10 for MDD.

We continue to pursue initiatives to secure a broad portfolio of patent protection for AV-101 that covers the treatment of multiple CNS indications, unit dose formulations of AV-101 effective to treat depression and chemical synthesis methods. With respect to CNS treatments, during Fiscal 2019 we obtained patents in several countries for the treatment of depression and we are pursuing patent applications related to treatment of LID, certain types of NP, tinnitus and obsessive-compulsive disorder. Additional patent applications to other aspects of prognostic testing and treatment using AV-101 are under consideration.

During Fiscal 2018 and Fiscal 2019, we have pursued patent applications in the U.S., Australia, China, Europe, Japan and other selected countries and regions with significant commercial potential. Several of these patent applications were allowed or have been granted in the U.S. and other major pharmaceutical markets during Fiscal 2019. Based on patent issuances or allowances to-date in several countries, we believe that pending counterpart patent applications related to AV-101 currently under review in other countries also are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

As noted above, we have an exclusive license from Pherin to its portfolio of patent assets around PH94B. Patents have issued in several countries, including the U.S., Australia, Canada, China, Europe, Japan, Korea and Mexico. We also have an exclusive license from Pherin to its portfolio of patent assets around PH10. Patents in this portfolio have issued in Australia, China, Europe and Japan. Applications are pending in the U.S., Canada, Korea and Mexico.

As with AV-101, we plan to seek regulatory exclusivity in countries where this is available for the therapeutic use of PH94B, with initial emphasis on treating SAD as our lead indication in clinical development, and for the therapeutic use of PH10, with our lead indication being the treatment of MDD.

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

With respect to financing activities in Fiscal 2019, between June 2018 and October 2018, we completed a self-placed private placement with accredited investors pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 4,605,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 4,605,000 unregistered shares of our common stock at an exercise price of $1.50 per share (the Summer 2018 Private Placement). We received aggregate cash proceeds of $5,756,200 from the Summer 2018 Private Placement. The Summer 2018 Private Placement was oversubscribed.

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

In February and March 2019, we completed an underwritten public offering of 11,500,000 shares of our common stock, including full exercise of the underwriter’s overallotment option, at a public offering price of $1.00 per share, resulting in gross proceeds of $11,500,000, pursuant to our shelf registration statement on Form S-3 (File No. 333-215671), previously filed with the SEC (the Spring 2019 Public Offering). We received net proceeds of approximately $10.4 million after deducting underwriting discounts and commissions and offering expenses.

During Fiscal 2019, we also received cash proceeds of $605,700 from the exercise of outstanding warrants to purchase an aggregate of 403,800 shares our common stock.

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

Comparison of Fiscal Years Ended March 31, 2019 and 2018

The following table summarizes the results of our operations (including cash and noncash items) for the fiscal years ended March 31, 2019 and 2018 (amounts in thousands).

	Fiscal Year Ended March 31,
	2019	2018

Operating expenses:
Research and development	$17,098	$7,763
General and administrative	7,458	6,437
Total operating expenses	24,556	14,200

Loss from operations	(24,556)	(14,200)

Interest expense (net)	(8)	(9)
Loss on extinguishment of accounts payable	(23)	(135)

Loss before income taxes	(24,587)	(14,344)
Income taxes	(2)	(2)

Net loss	(24,589)	(14,346)
Accrued dividend on Series B Preferred Stock	(1,140)	(1,030)
Deemed dividend from trigger of down round
provision feature	-	(199)
Net loss attributable to common stockholders	$(25,729)	$(15,575)

Revenue

We reported no revenue for either Fiscal 2019 or Fiscal 2018 and we presently have no recurring revenue generating arrangements, including arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive additional payments and royalties in the future under our December 2016 BlueRock Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide additional revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to approximately $17.1 million in Fiscal 2019 (including approximately $5.6 million of non-cash expense) compared to approximately $7.8 million in Fiscal 2018. This increase is primarily attributable to (i) the noncash acquisition of the PH94B license and the PH10 option and license through the issuance of unregistered shares of our common stock, which resulted in an aggregate of $4.25 million of expense, (ii) expenses related to conducting the ELEVATE Study throughout Fiscal 2019 and (iii) various nonclinical research and development, as well as manufacture of additional quantities of AV-101. Other noncash expenses included in research and development expense, including stock compensation, lab equipment depreciation and a portion of rent expense in both years and a portion of AV-101 project expenses in Fiscal 2019, aggregated approximately $1,382,000 and $1,595,000 for Fiscal 2019 and Fiscal 2018, respectively.

The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018

Salaries and benefits	$1,806	$1,563
Stock-based compensation	1,259	969
Consulting and other professional services	264	32
Technology licenses and royalties	571	433
Project-related research and supplies:
ELEVATE study and other AV-101 expenses	8,126	4,154
PH94B and PH10 licenses and other expenses	4,496	-
Stem cell and all other	105	130
	12,727	4,284
Rent	419	412
Depreciation	49	66
All other	3	4

Total Research and Development Expense	$17,098	$7,763

The increase in salaries and benefits expense reflects the impact of salary increases effective in July 2018 and bonuses granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff, offset by the impact of a staff termination in the first quarter of Fiscal 2018 and a staff leave of absence in the fourth quarter of Fiscal 2019.

Non-cash stock-based compensation expense increased significantly in Fiscal 2019 as a result of (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in August 2018, which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share in accordance with the terms of our 2016 Amended and Restated Stock Incentive Plan. Non-cash stock compensation expense attributable to grants made in Fiscal 2019 and including the $104,000 immediately recognized impact of the modification of exercise prices accounted for approximately $310,000 in Fiscal 2019. Fiscal 2019 expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to September 30, 2018.

Consulting and other professional services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, in both periods, in Fiscal 2018, primarily by members of our scientific and CNS clinical and regulatory advisory boards. The increase in Fiscal 2019 expense reflects consulting and support services in connection with our acquisition of the exclusive licenses to PH94B and PH10 and related consulting arrangements.

Technology license and royalties expense reflects both recurring annual license fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they may vary noticeably between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance pending patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform. Acquisition of the PH94B and PH10 licenses contributed only nominally to the increased expense in Fiscal 2019.

AV-101 project expense for Fiscal 2019 primarily reflects the continuing costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future nonclinical and clinical trials of AV-101 for MDD and other potential CNS indications. In Fiscal 2018, AV-101 project expense primarily reflected costs incurred to develop our current proprietary manufacturing methods for AV-101, to produce quantities of AV-101 in preparation for the ELEVATE Study and Baylor Study and various expenses related to initiating the ELEVATE Study.

As indicated earlier, noncash expense related to the acquisition of the PH94B and PH10 licenses and PH10 option reflects the $4.25 million fair value of an aggregate of 2,556,361 unregistered shares of our common stock issued to Pherin in September 2018 and October 2018 under the terms of the applicable license and option agreements. Additional Fiscal 2019 expense primarily relates to initiatives advancing the further development of PH94B.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years.

Rent expense is relatively flat between the periods and reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $1.0 million to approximately $7.5 million in Fiscal 2019, as compared to approximately $6.4 million in Fiscal 2018, primarily as a result of increased noncash stock-based compensation expense. Other G&A expenses fluctuated moderately both up and down, but in aggregate were generally unchanged between years. Noncash G&A expense components accounted for approximately $2,622,000 and $2,884,000 in Fiscal 2019 and Fiscal 2018, respectively. Such non-cash expenses included, in both periods, stock compensation expense, a portion of professional services and investor relations expense, a portion of rent expense, and warrant modification expense. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018
Salaries and benefits	$1,972	$1,575
Stock-based compensation	2,184	1,375
Board fees	163	155
Legal, accounting and other professional fees	503	785
Investor relations	1,690	1,454
Insurance	281	242
Travel expenses	174	131
Rent and utilities	288	279
Warrant modification expense	26	293
All other expenses	177	148
	$7,458	$6,437

The increase in salaries and benefits primarily reflects the impact of salary increases effective in July 2018 and bonuses granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President - Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff.

Non-cash stock-based compensation expense increased significantly in Fiscal 2019 as a result of (i) the impact of new options granted to our CEO in January 2019 and to our CFO, VP Corporate Development, our administrative staff, and the independent members of our Board of Directors (Board) in August 2018, each of which were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in August 2018 of outstanding options held by our CEO, CFO, VP Corporate Development, our administrative staff, and the independent members of our Board having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share as permitted by the terms of our 2016 Amended and Restated Stock Incentive Plan. Non-cash stock compensation expense attributable to grants made in Fiscal 2019, including the $154,000 immediately recognized impact of the modification of exercise prices, accounted for approximately $584,000 in Fiscal 2019. Additionally, the full year expense impact of grants made in February 2018 to our CEO, CFO, VP Corporate Development, our administrative staff, and the independent members of our Board contributed approximately an additional $183,000 to Fiscal 2019 expense. Fiscal 2019 expense is attributable to grants made in June 2016 and thereafter, all earlier grants having become fully vested and amortized prior to September 30, 2018.

Board fees represents fees paid as consideration for Board and Board Committee services to the independent members of our Board. The Fiscal 2019 increase is attributable to the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for Fiscal 2019 and Fiscal 2018 includes expenses related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first three quarters of the current fiscal year. Further, in Fiscal 2019, we incurred $94,000 attributable to services provided by an international business development consultant. In addition to routine legal and accounting cash fees incurred, in Fiscal 2018, we granted an aggregate of 20,000 unregistered shares of our common stock having an aggregate grant date fair value of $30,800 to legal services providers as partial compensation for services and an aggregate of 150,000 unregistered shares of our common stock having an aggregate grant date fair value of $234,000 to two investment banking firms pursuant to financial advisory agreements. We incurred no similar non-cash expense in Fiscal 2019.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, as well as market awareness, strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, securities analysts and media. During Fiscal 2019, in addition to cash fees and expenses, we granted: (i) in the first quarter, an aggregate of 100,000 unregistered shares of our common stock to certain financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance; (ii) in the second quarter, an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers, pursuant to which we recognized aggregate non-cash expense of approximately $257,000; and (iii) in the fourth quarter, 25,000 registered shares of our common stock pursuant to our 2016 Amended and Restated Stock Incentive Plan having a fair value of $41,500 as partial compensation for investor relations services, pursuant to which we recognized noncash expense of approximately $14,000. The balance of the fair value of the securities granted in the second and fourth quarters of Fiscal 2019 remains recorded as a prepaid expense and is being amortized over the remaining service period of the respective contracts. In Fiscal 2018, in addition to cash fees and expenses we incurred, we granted an aggregate of 582,000 shares of our unregistered common stock to various corporate development, investor relations, market awareness and business advisory service providers as full or partial compensation for their services and recognized noncash expense totaling $886,300, representing the fair value of the stock at the time of issuance.

In both Fiscal 2019 and Fiscal 2018, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. markets, and certain international markets in Fiscal 2019, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in Fiscal 2019.

Rent expense is essentially unchanged between the two periods and primarily reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022 and the related accounting for the amendment.

During the third quarter of Fiscal 2019, we modified certain warrants issued in the Summer 2018 Private Placement to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the offering by increasing the exercise price of such warrants to purchase an aggregate of 304,000 shares of our common stock from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement. As additional consideration for the modification, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We determined that the modification decreased the fair value of the modified warrants, which decrease is not recognized; however, the fair value of the new warrants was determined to be $25,800, which we recognized as noncash warrant modification expense. In the second quarter of Fiscal 2018, we reduced the exercise price of 247,500 warrants issued in our spring 2017 private placement offering from a weighted average exercise price of $3.99 per share to $2.00 per share. We also issued to each of the investors in the spring 2017 private placement additional warrants to purchase an aggregate total of 247,501 shares of common stock, with an exercise price of $2.00 per share. We recognized noncash expense of $279,700 in the second quarter of Fiscal 2018 representing the increase in fair value of the warrants granted initially plus the fair value of the additional warrants granted. During the third quarter of Fiscal 2018, we modified outstanding warrants issued in private placement transactions between August 2017 and November 2017 to purchase an aggregate of 178,572 shares of our common stock to reduce the exercise prices from a weighted average of $2.32 per share to a weighted average of $1.58 per share. We recognized the calculated increase in the fair value of the warrants, $13,000, as noncash warrant modification expense.

Interest and Other Expenses, Net

Interest expense totaled $8,000 for Fiscal 2019 compared to $8,900 for Fiscal 2018. Interest expense in both periods relates to interest paid on insurance premium financing and on a capital lease of office equipment.

During the third quarter of Fiscal 2019, in connection with the Fall 2018 Private Placement, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in Fiscal 2019. During the third quarter of Fiscal 2018, we issued 500,000 unregistered shares of our common stock having a grant date fair value of $585,000 and a cash payment of $76,500 to a contract manufacturing organization in settlement of $526,500 of open accounts payable. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 in Fiscal 2018.

We recognized $1,139,900 and $1,030,300 in Fiscal 2019 and Fiscal 2018, respectively, representing the 10% cumulative noncash dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the Consolidated Statement of Operations and Comprehensive Loss included in Item 8 of this Annual Report. The dividends are payable in unregistered shares of our common stock upon the conversion of Series B Preferred shares. There have been no conversions of outstanding shares of Series B Preferred into common shares since August 2016.

Our December 2017 public offering of units consisting of shares of our common stock and common stock purchase warrants at an offering price of $1.50 per unit (the December 2017 Public Offering) triggered the anti-dilution protection provisions of the Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock issued in the public offering we completed in September 2017. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced from the initial exercise price of $1.82 per share to $0.001 per share. We recognized the effect of triggering the down round feature, $199,200, as a further addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Consolidated Statement of Operations and Comprehensive Loss and as a dividend in our Consolidated Statement of Stockholders’ Equity for Fiscal 2018 included in Item 8 of this Annual Report. The holders of the Series A2 Warrants subsequently exercised them in the third and fourth quarters of Fiscal 2018 and we received minimal cash proceeds from the exercises. Following the exercise of the Series A2 Warrants, none of our outstanding warrants contain antidilution protection provisions other than is customary in the event of a change in our capital structure as a result of a stock split or dividend.

Liquidity and Capital Resources

Since our inception in May 1998 through March 31, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials such as the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At March 31, 2019, we had cash and cash equivalents of approximately $13.1 million.

Our cash position at March 31, 2019 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to complete our ELEVATE study, prepare for and launch a pivotal Phase 3 clinical trial of PH94B, prepare for additional Phase 2a clinical and certain nonclinical studies involving AV-101 and prepare for a Phase 2b clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. Nevertheless, when necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our recent CRADA with the NIMH, which provided for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2019 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Fiscal Years Ended March 31,
	2019	2018

Net cash used in operating activities	$(14,528)	$(9,058)
Net cash used in investing activities	(174)	(2)
Net cash provided by financing activities	17,424	16,517

Net increase in cash and cash equivalents	2,722	7,457
Cash and cash equivalents at beginning of period	10,378	2,921

Cash and cash equivalents at end of period	$13,100	$10,378

The increase in cash used in operations results primarily from conducting our ELEVATE Study, which commenced at the end of the fourth quarter of Fiscal 2018. Additional contributors to the increase in cash used in operations are modest increases in employee cash compensation and benefits and an expansion of various investor relations and corporate development and awareness initiatives. The increase in cash used in investing activities reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, California, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in Fiscal 2019 primarily reflects the cash proceeds from our Spring 2019 Public Offering, our Summer 2018 and Fall 2018 Private Placements, and warrant and option exercises and, in Fiscal 2018, the proceeds of our September 2017 and December 2017 public offerings, net of routine note and capital lease payments in both years.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
VistaGen Therapeutics, Inc.
South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VistaGen Therapeutics, Inc. as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two fiscal years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
June 25, 2019
We have served as the Company's auditor since 2006.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in dollars, except share amounts)

	March 31,	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,100,300	$10,378,300
Receivable from supplier	300,000	-
Prepaid expenses and other current assets	250,900	644,800
Total current assets	13,651,200	11,023,100
Property and equipment, net	312,700	207,400
Security deposits and other assets	47,800	47,800
Total assets	$14,011,700	$11,278,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,000	$1,195,700
Accrued expenses	1,685,600	206,300
Current notes payable	57,300	53,900
Capital lease obligations	3,000	2,600
Total current liabilities	2,800,900	1,458,500

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	3,748,200	2,608,300
Deferred rent liability	381,100	285,600
Capital lease obligations	6,300	9,300
Total non-current liabilities	4,135,600	2,903,200
Total liabilities	6,936,500	4,361,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and 2018:
Series A Preferred, 500,000 shares authorized, issued and outstanding at March 31, 2019 and 2018	500	500
Series B Preferred; 4,000,000 shares authorized at March 31, 2019 and 2018; 1,160,240 shares
issued and outstanding at March 31, 2019 and 2018	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at March 31, 2019 and 2018; 2,318,012 shares
issued and outstanding at March 31, 2019 and 2018	2,300	2,300
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and 2018;
42,758,630 and 23,068,280 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	42,800	23,100
Additional paid-in capital	192,129,900	167,401,400
Treasury stock, at cost, 135,665 shares of common stock held at March 31, 2019 and 2018	(3,968,100)	(3,968,100)
Accumulated deficit	(181,133,400)	(156,543,800)
Total stockholders’ equity	7,075,200	6,916,600
Total liabilities and stockholders’ equity	$14,011,700	$11,278,300

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in dollars, except share amounts)

	Fiscal Years Ended March 31,
	2019	2018
Operating expenses:
Research and development	$17,098,500	$7,762,500
General and administrative	7,457,800	6,437,100
Total operating expenses	24,556,300	14,199,600
Loss from operations	(24,556,300)	(14,199,600)
Other expenses, net:
Interest expense, net	(8,000)	(8,900)
Loss on extinguishment of accounts payable	(22,700)	(135,000)
Loss before income taxes	(24,587,000)	(14,343,500)
Income taxes	(2,600)	(2,400)
Net loss and comprehensive loss	(24,589,600)	(14,345,900)

Accrued dividend on Series B Preferred stock	(1,139,900)	(1,030,400)
Deemed dividend from trigger of down round
provision feature	-	(199,200)

Net loss attributable to common stockholders	$(25,729,500)	$(15,575,500)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.90)	$(1.12)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	28,562,490	13,890,041

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in dollars)

	Fiscal Years Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,589,600)	$(14,345,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,200	80,700
Stock-based compensation	3,443,400	2,344,200
Expense related to modification of warrants	25,800	292,700
Fair value of common stock issued for services	391,100	1,615,800
Fair value of common stock issued for product licenses and option	4,250,000	-
Fair value of warrants issued for services	119,700	-
Loss on settlement of accounts payable	22,700	135,000
Changes in operating assets and liabilities:
Receivable from supplier	(300,000)	-
Prepaid expenses and other current assets	589,000	131,200
Accounts payable and accrued expenses	1,338,700	541,700
Deferred rent	90,500	146,300
Net cash used in operating activities	(14,527,500)	(9,058,300)

Cash flows from property and investing activities:
Purchases of equipment and acquisition of tenant improvements	(174,000)	(1,600)
Net cash used in investing activities	(174,000)	(1,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	17,041,000	16,722,300
Proceeds from exercise of warrants	605,700	-
Repayment of capital lease obligations	(2,700)	(2,400)
Repayment of notes payable	(220,500)	(203,000)
Net cash provided by financing activities	17,423,500	16,516,900
Net increase in cash and cash equivalents	2,722,000	7,457,000
Cash and cash equivalents at beginning of period	10,378,300	2,921,300
Cash and cash equivalents at end of period	$13,100,300	$10,378,300

Supplemental disclosure of cash flow activities:
Cash paid for interest	$8,000	$8,900
Cash paid for income taxes	$2,600	$2,400

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$224,000	$202,100
Accrued dividends on Series B Preferred	$1,139,900	$1,030,400
Deemed dividend from trigger of down round provision feature	$-	$199,200
Accounts payable settled by issuing common stock	$40,000	$450,000

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2018 and 2019
(Amounts in dollars, except share amounts)

									Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2017	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	8,974,386	$9,000	$146,569,600	$(3,968,100)	$(141,998,700)	$615,800

Proceeds from sale of common stock and warrants for cash in September 2017 Public Offering, net of underwriting discount and expenses	-	-	-	-	-	-	1,371,430	1,400	2,023,000	-	-	2,024,400
Proceeds from sale of common stock and warrants for cash in December 2017 Public Offering, net of underwriting discount and expenses	-	-	-	-	-	-	10,000,000	10,000	13,614,000	-	-	13,624,000
Proceeds from sale of common stock and warrants for cash in private placement offerings	-	-	-	-	-	-	616,323	600	1,072,600	-	-	1,073,200
Proceeds from exercise of warrants	-	-	-	-	-	-	503,641	500	-	-	-	500
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(1,030,400)	-	-	(1,030,400)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,344,100	-	-	2,344,100
Fair value of common stock granted for services	-	-	-	-	-	-	1,102,500	1,100	1,732,100	-	-	1,733,200
Fair value of common stock granted in settlement of accounts payable	-	-	-	-	-	-	500,000	500	584,500	-	-	585,000
Increase in fair value attributable to warrant modifications	-	-	-	-	-	-	-	-	292,700	-	-	292,700
Deemed dividend from trigger of down round provision feature	-	-	-	-	-	-	-	-	199,200	-	(199,200)	-
Net loss for the fiscal year ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	(14,345,900)	(14,345,900)

Balances at March 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,068,280	$23,100	$167,401,400	$(3,968,100)	$(156,543,800)	$6,916,600

Proceeds from sale of common stock for cash in February 2019 Public Offering, net of underwriting discount and expenses	-	-	-	-	-	-	11,500,000	11,500	10,376,900	-	-	10,388,400
Proceeds from sale of common stock and warrants for cash and settlement of professional services payable in private placement offerings	-	-	-	-	-	-	5,025,939	5,000	6,626,400	-	-	6,631,400
Proceeds from exercise of warrants	-	-	-	-	-	-	403,800	400	605,300	-	-	605,700
Proceeds from exercise of stock options	-	-	-	-	-	-	29,250	-	43,900	-	-	43,900
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(1,139,900)	-	-	(1,139,900)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,443,400	-	-	3,443,400
Fair value of common stock issued for PH94B license and PH10 option and license	-	-	-	-	-	-	2,556,361	2,600	4,247,400	-	-	4,250,000
Fair value of common stock and warrants issued for services	-	-	-	-	-	-	175,000	200	499,300	-	-	499,500
Increase in fair value attributable to warrant modifications	-	-	-	-	-	-	-	-	25,800	-	-	25,800
Net loss for the fiscal year ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	(24,589,600)	(24,589,600)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

See accompanying notes to consolidated financial statements.

1.  Description of Business

Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing new generation medicines to treat diseases and disorders of the central nervous system (CNS) with high unmet need. Our portfolio of three clinical-stage product candidates is currently focused predominantly on major depressive disorder (MDD) and social anxiety disorder (SAD).

MDD is a serious neurobiologically-based mood disorder, affecting approximately 16 million adults in the United States, according to the U.S. National Institutes of Health (NIH). Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. Globally, MDD affects nearly 300 million people of all ages and is the leading cause of disability worldwide.

SAD affects as many as 15 million Americans and is the third most common psychiatric condition after depression and substance abuse, according to the Anxiety and Depression Association of America.. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person's employment, social activities and overall quality of life. Only three drugs, all antidepressants, are approved by the U.S Food and Drug Administration (FDA) for treatment of SAD. However, for treatment of both MDD and SAD, current oral antidepressants (ADs) have slow onset of effect (often several weeks to months) and significant side effects that may make them inadequate treatment alternatives for many individuals affected by MDD and SAD.

Our most advanced product candidate, PH94B neuroactive nasal spray, is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered as a nasal spray, PH94B activates nasal chemosensory receptors that trigger neural circuits in the brain that suppress fear and anxiety. In a published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing public-speaking and social interaction anxiety on laboratory challenges of individuals with SAD. Its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date make PH94B neuroactive nasal spray an excellent product candidate with potential to become the first FDA-approved on-demand, as-needed, or PRN, treatment for SAD.

AV-101 (4-Cl-KYN), one of our two product candidates for MDD, belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including MDD, chronic neuropathic pain, epilepsy, Parkinson's disease levodopa-induced dyskinesia and many others. AV-101 is an oral prodrug of 7-Cl-KYNA which binds uniquely at the glycine site of the NMDA receptor and has potential to be a new at-home treatment for MDD. AV-101 is currently in Phase 2 development in the U.S. for MDD. ELEVATE is our Phase 2 multicenter, multi-dose, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an add-on treatment for MDD in adult patients with an inadequate therapeutic response to current FDA-approved ADs (the ELEVATE Study). We currently anticipate top line results from the ELEVATE Study in the second half of 2019. The FDA has granted Fast Track designation for development of AV-101 both as a potential add-on treatment of MDD and as a non-opioid treatment for neuropathic pain.

Our other product candidate for MDD in Phase 2 development for MDD is PH10 neuroactive nasal spray. PH10 is a potential first-in-class, CNS neurosteroid nasal spray administered in microgram doses for MDD. PH10 nasal spray activates nasal chemosensory receptors that, in turn, engage GABA (gamma-aminobutyric acid) and CRH (corticotropin-releasing hormone) neurons in the limbic amygdala system. The activation of these neural circuits is believed to have the potential to lead to rapid antidepressant effects without psychological side effects, systemic exposure or safety concerns often associated with current antidepressants. Based on positive results of a small exploratory Phase 2a study in MDD in which rapid-onset antidepressant effects were observed without psychological side effects or systemic exposure, we are preparing for planned Phase 2b clinical development of PH10 as a first-line treatment for MDD.

Additional potential indications for PH94B include post-traumatic stress disorder (PTSD) and general anxiety disorder (GAD) and others neuropsychiatric indications. Additional potential indications for AV-101 include as a non-addictive, non-sedating treatment of chronic neuropathic pain (CNP), epilepsy, and to reduce dyskinesia induced by levodopa therapy for Parkinson’s disease (PD LID).

In addition to our CNS business, we have two pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for CNS and other diseases and regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells. Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced negative cash flows from operations and recurring losses resulting in a deficit of $181.1 million accumulated from inception through March 31, 2019. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, PH94B and PH10, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through March 31, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials such as the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At March 31, 2019, we had cash and cash equivalents of approximately $13.1 million.

Our cash position at March 31, 2019 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to complete our ELEVATE study, prepare for and launch a pivotal Phase 3 clinical trial of PH94B, prepare for additional Phase 2 clinical studies and certain nonclinical studies involving AV-101 and prepare for a Phase 2b clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. Nevertheless, when necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, if and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar, for example, to our recent CRADA with the NIMH, which provided for the NIMH to fully fund the NIMH Study, or similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Revenue Recognition

We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606, as of April 1, 2018, using the modified retrospective transition method. At adoption and currently, we have only the BlueRock Agreement as a potential revenue generating arrangement. Upon adoption of ASC Topic 606, there was no change to the units of accounting previously identified with respect to the BlueRock Agreement under legacy GAAP, which are now considered performance obligations under ASC Topic 606, and there was no change to the revenue recognition pattern for the performance obligation. Accordingly, there was no cumulative effect change to our opening accumulated deficit upon the adoption of ASC Topic 606.

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

Once a contract is determined to be within the scope of Topic 606, we assesses the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and satisfaction of the performance obligations. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant Company-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensee will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an output or input method.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of AV-101, PH94B and PH10, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101 and our stem cell technology platform. All such costs are charged to expense as incurred.

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known.

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each will require significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions.  For option grants to non-employees, we have historically re-measured the fair value of the awards as they vest and any resulting increase in value has been recognized as an expense during the period over which the services are performed. Noncash expense attributable to compensatory grants of stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

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

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. When applicable, we follow the principles of fair value accounting as they relate to our financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price that represents the purchase price of an asset or liability.  Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity.  The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

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

We carried no assets or liabilities that are measured on a recurring basis at fair value at March 31, 2019 or 2018.

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

Loss per Common Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual for dividends on our Series B Preferred and, for the fiscal year ended March 31, 2018, the deemed dividend attributable to the trigger of a down-round provision feature (refer to Note 9, Capital Stock, for a description of this adjustment), by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share was computed as follows:

	Fiscal Years Ended March 31,
	2019	2018

Numerator:
Net loss attributable to common stockholders for basic and diluted earnings
per share	$(25,729,500)	$(15,575,500)

Denominator:
Weighted average basic and diluted common shares outstanding	28,562,490	13,890,041

Basic and diluted net loss attributable to common stockholders per common share	$(0.90)	$(1.12)

Potentially dilutive securities excluded in determining diluted net loss per common share for the fiscal years ended March 31, 2019 and 2018 are as follows:

	As of March 31,
	2019	2018

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Amended and Restated 2016 (formerly 2008) Stock Incentive Plan	6,626,088	5,300,338
Outstanding warrants to purchase common stock	21,453,402	16,603,516

Total	32,307,742	26,132,106
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes common shares issuable in payment of dividends on Series B Preferred upon conversion

(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

Recent Accounting Pronouncements

We believe the following recent accounting pronouncements or changes in accounting pronouncements are of significance or potential significance to the Company.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which will replace the existing guidance in ASC 840, Leases, and which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. This standard becomes effective for our fiscal year beginning April 1, 2019. We estimate that we will record lease liabilities of approximately $4.5 million and right-of-use assets approximating $4.1 million upon implementation of ASC 842. We have evaluated our contracts with clinical research and manufacturing organizations and determined that such contracts do not contain embedded leases.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. Under ASU 2018-07, the existing guidance regarding share-based transactions with employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term may be used in lieu of an expected term in the option-pricing model for non-employee awards. ASU 2018-07 is effective for our fiscal year beginning April 1, 2019. We are evaluating the impact of this new guidance, but we do not believe that our adoption of ASU 2018-17 will have a material impact on our consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (ASU 2017-11). Part I of this ASU provides that an entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument, such as a free-standing warrant, or an embedded feature, such as a conversion option in a convertible instrument, that reduces the exercise price of such instrument if the entity subsequently sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. The definition of a down round feature in ASU 2017-11 excludes standard antidilution provisions related to changes in an entity’s capital structure. Accounting Standards Codification Topic 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” (ASC 815-40) requires that a freestanding equity-linked financial instrument be indexed to the issuer’s own stock to be classified as equity. An equity-linked embedded feature that meets the definition of a derivative may avoid bifurcation and derivative accounting if it is indexed to the issuer’s own stock. Under the terms of prior guidance, a freestanding financial instrument or embedded feature was not considered indexed to the issuer’s own stock if it had a down round provision. Consequently, the freestanding financial instrument was classified as a liability (or asset), and if it met the definition of a derivative, was measured at fair value with changes in fair value recorded through earnings. Similarly, an embedded feature was bifurcated and separately accounted for as a derivative if it met all other criteria for bifurcation under ASC 815-40. The bifurcated embedded feature was also measured at fair value through earnings. Under the provisions of ASU 2017-11, an entity that presents earnings per share (EPS) under Accounting Standards Codification Topic 260, “Earnings Per Share” will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance requires new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. Part I of ASU 2017-11 became effective for fiscal years beginning after December 15, 2018, however early adoption was permitted. We early-adopted ASU 2017-11 effective for our fiscal quarter ended September 30, 2017 and applied its guidance to certain of the warrants issued in the September 2017 Public Offering, as described more completely in Note 9, Capital Stock. No retrospective adjustment to our consolidated financial statements was required as a result of our adoption of ASU 2017-11.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC Topic 606 defines a five-step process to achieve this core principal which may require entities to use more judgment and make more estimates than under legacy guidance. These estimates and judgments include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. We adopted ASC Topic 606 as of April 1, 2018, using the modified retrospective transition method, applying the new guidance to the most current period presented. At adoption and currently, we have only the BlueRock Agreement as a potential revenue generating arrangement. We identified no change to the units of accounting previously identified with respect to that contract under legacy GAAP, which are now considered performance obligations under ASC Topic 606, nor did we identify any change to the revenue recognition pattern for the performance obligation. Accordingly, we did not recognize a cumulative effect change to our opening accumulated deficit upon our adoption of ASC Topic 606.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under this guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

●
The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),
●
The award’s vesting conditions, and
●
The award’s classification as an equity or liability instrument.

We adopted ASU 2017-09 effective for our fiscal year beginning April 1, 2018. Our adoption of ASU 2017-09 did not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

4.  Receivable from Supplier

This amount reflects the balance of a prepayment made to a supplier that is to be refunded due to the termination of the underlying contract prior to March 31, 2019.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2019	2018

AV-101 and PH94B materials and contract services	$5,900	$505,900
Fair value of securities issued for professional services	105,900	-
Insurance	96,300	88,300
Public offering filing fees and expenses	22,300	25,900
All other	20,500	24,700

	$250,900	$644,800

6.  Property and Equipment

Property and equipment consists of the following:

	March 31,
	2019	2018

Laboratory equipment	$892,500	$888,300
Tenant improvements	214,400	26,900
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	79,700
	1,246,100	1,049,500

Accumulated depreciation and amortization	(933,400)	(842,100)

Property and equipment, net	$312,700	$207,400

The increase in tenant improvements reflects recently completed construction at our South San Francisco, California offices. Under the terms of our November 2016 lease extension agreement, our landlord has provided a cash reimbursement of $158,600 of such tenant improvement costs. Such reimbursement is a component of the deferred rent liability shown on our Consolidated Balance Sheet at March 31, 2019.

The following table summarizes depreciation and amortization expense attributable to owned and leased property and equipment for the fiscal years ended March 31, 2019 and 2018:

	Fiscal Years Ended March 31,
	2019	2018

Owned assets	$88,300	$77,800
Leased assets	2,900	2,900

Total depreciation and amortization	$91,200	$80,700

Other than certain leased office equipment, none of our assets were subject to third party security interests at March 31, 2019 or 2018.

7.  Accrued Expenses

Accrued expenses consist of:

	March 31,
	2019	2018

Accrued AV-101 clinical trial, development, and
related expenses	$1,067,600	$176,600
Accrued compensation	439,200	-
Accrued professional services	172,100	27,000
All other	6,700	2,700

	$1,685,600	$206,300

8.  Notes Payable

The following table summarizes our notes payable:

	March 31, 2019			March 31, 2018
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.75% (2019) and 7.15% (2018) Notes payable
to insurance premium financing company (current)	$ 57,300	$ -	$ 57,300	$ 53,900	$ -	$ 53,900

In February 2018, we executed a 7.15% promissory note in the principal amount of $59,700 in connection with certain insurance policy premiums. That note was payable in monthly installments of $6,200, including principal and interest, through December 2018, when it was paid in full. In May 2018, we executed a 6.50% promissory note in the principal amount of $160,500 in connection with other insurance policy premiums. That note was payable in monthly installments of $16,500, including principal and interest, through March 2019, when it was paid in full. In February 2019, we executed a 7.75% promissory note in the face amount of $63,500 in connection with other insurance policy premiums. The note is payable in monthly installments of $6,600, including principal and interest, through December 2019, and has an outstanding balance of $57,300 at March 31, 2019.

9.  Capital Stock

Common Stock

At our Annual Meeting of Stockholders on September 15, 2017, as approved by and recommended to our stockholders by our Board of Directors (Board), our stockholders approved an amendment to our Restated Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 30.0 million shares to 100.0 million shares. The amendment became effective on September 15, 2017, upon our filing of a certificate of amendment with the Nevada Secretary of State. In connection with the underwritten public offering of our common stock and warrants in May 2016, our common stock was approved for listing on the Nasdaq Capital Market. Our common stock has been trading on the Nasdaq Capital Market under the symbol “VTGN” since May 11, 2016.

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

The Series A Preferred has no separate dividend rights, however, whenever the Board declares a dividend on the common stock, each holder of record of a share of Series A Preferred shall be entitled to receive an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share of Series A Preferred could be converted on the applicable record date.

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

At March 31, 2019 and 2018, there were 500,000 restricted shares of Series A Preferred outstanding, convertible into 750,000 shares of our common stock at the option of the two respective holders.

Series B Preferred Stock

In July 2014, our Board authorized the creation of a class of Series B Preferred Stock, par value $0.001 (Series B Preferred). In May 2015, we filed a Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Preferred Stock of VistaGen Therapeutics, Inc. (Certificate of Designation) with the Nevada Secretary of State to designate 4.0 million shares of our authorized preferred stock as Series B Preferred.

Each share of Series B Preferred is convertible, at the option of the holder (Voluntary Conversion), into one (1) share of our common stock, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions set forth in the Certificate of Designation. Outstanding shares of Series B Preferred are also convertible automatically on a one-to-one basis into shares of our common stock (Automatic Conversion) upon the closing or effective date of any of the following transactions or events: (i) a strategic transaction involving AV-101 with an initial up-front cash payment to us of at least $10.0 million; (ii) a registered public offering of our common stock with aggregate gross proceeds to us of at least $10.0 million; or (iii) for 20 consecutive trading days, our common stock trades at least 20,000 shares per day with a daily closing price of at least $12.00 per share; provided, however, that Automatic Conversion and Voluntary Conversion (collectively, Conversion) are subject to certain beneficial ownership blockers as set forth in the Certificate of Designation and/or securities purchase agreements. Following the completion of our underwritten public offering in May 2016, which occurred concurrently with and facilitated the listing of our common stock on the NASDAQ Capital Market, approximately 2.4 million shares of Series B Preferred were converted automatically into approximately 2.4 million shares of our common stock pursuant to the Automatic Conversion provision. There have been no conversions of Series B Preferred since August 2016.

Prior to Conversion, shares of Series B Preferred accrue in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends are payable on the date of either a Voluntary Conversion or Automatic Conversion in that number of shares of common stock equal to the Accrued Dividends. At March 31, 2019, we have recognized a liability in the amount of $3,748,200 for Accrued Dividends in the accompanying Consolidated Balance Sheet at March 31, 2019, based on the Series B Preferred issued and outstanding through that date. We have recognized a deduction from net loss of $1,139,900 and $1,030,400 related to dividends on Series B Preferred in arriving at net loss attributable to common stockholders in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal years ended March 31, 2019 and 2018, respectively.

In the event of the liquidation, dissolution or winding-up of our affairs, after payment or provision for payment of our debts and other liabilities, the Holders of the Series B Preferred then outstanding shall be entitled to receive distributions out of our assets, if any, an amount equal to the Stated Value of the Series B Preferred ($7.00 per share), plus any accrued and unpaid dividends thereon, before any distribution or payment shall be made to the holders of any junior securities, including holders of our common stock. If our assets are insufficient to pay, in full, such amounts, then the entire assets to be distributed to the holders of the Series B Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Upon liquidation, each share of Series B Preferred ranks pari-passu with our Series A Preferred and our Series C Preferred (defined below).The liquidation value of the Series B Preferred at March 31, 2019 is approximately $11,869,800.

At March 31, 2019 and 2018, there were 1,160,240 shares of Series B Preferred outstanding, which shares are subject to beneficial ownership blockers and are exchangeable at the option of the two respective holders by Voluntary Conversion, or pursuant to Automatic Conversion to the extent not otherwise subject to beneficial ownership blockers, into an aggregate of 1,160,240 shares of our common stock, excluding shares of our common stock which may be issued in payment of Accrued Dividends upon conversion.

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

Each share of Series C Preferred is convertible, at the option of the holder into one share of our common stock, subject to certain beneficial ownership limitations as set forth in the Series C Preferred Certificate of Designation. Shares of the Series C Preferred do not accrue dividends, and holders of the Series C Preferred have no voting rights. At March 31, 2019 and 2018, one holder and its affiliates held all 2,318,012 outstanding shares of Series C Preferred.

Common Stock and Warrants Issued in September 2017 Public Offering

On September 6, 2017, we completed a public offering of units consisting of shares of common stock and Series A1 and A2 common stock purchase warrants to two of our existing institutional investors (the September 2017 Public Offering), resulting in gross proceeds of approximately $2.4 million. We issued an aggregate of 1,371,430 shares of our common stock, Series A1 Warrants to purchase up to 1,388,931 shares of common stock and Series A2 Warrants to purchase up to 503,641 of common stock (collectively, the Warrants), each exercisable for $1.82 per share. The Series A1 Warrants became exercisable by the investors for a five-year period commencing on March 7, 2018, and the Series A2 Warrants were immediately exercisable at any time through September 6, 2022. The common stock and the shares of common stock underlying the Warrants issued in the September 2017 Public Offering were offered, issued and sold pursuant to our S-3 Registration Statement (Registration No. 333-215671) that had previously been declared effective by the Securities and Exchange Commission (the Commission) to cover this and potential future sales of our equity securities in one or more public offerings from time to time. We received net proceeds of approximately $2.0 million from the September 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering.

The Series A1 Warrants to purchase an aggregate of 1,388,931 shares of our common stock issued in the September 2017 Public Offering have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and, accordingly, we accounted for them as equity warrants. The Series A2 Warrants to purchase an aggregate of 503,641 shares of our common stock contained anti-dilution protection provisions that would take effect upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-current ($1.82 per share) exercise price of the Series A2 Warrants, with certain exceptions; provided, however, that such anti-dilution protection would terminate automatically on the trading day following the date on which we raised at least $20.0 million in aggregate gross proceeds through one or more issuances of common stock or equity-linked securities. The anti-dilution protection provisions in the Series A2 Warrants constituted a down round feature subject to the guidance in ASU 2017-11. Since the Series A2 Warrants contained no other provisions which required their treatment as liability warrants rather than equity warrants, including exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend and which are also present in the Series A1 Warrants, we also accounted for the Series A2 Warrants as equity warrants. The anti-dilution protection provisions of the Series A2 Warrants were triggered upon our issuance of common stock and warrants in the December 2017 Public Offering (defined below) at a price below the Series A2 Warrants’ then-current $1.82 per share exercise price.

Common Stock and Warrants Issued in December 2017 Public Offering and Trigger of Anti-Dilution Protection Provisions of Series A2 Warrants Issued in September 2017 Public Offering

On December 13, 2017, we completed a public offering of units consisting of shares of common stock and common stock purchase warrants at a combined public offering price of $1.50 per share and related warrant (the December 2017 Public Offering), resulting in gross proceeds of $15.0 million. We issued an aggregate of 10,000,000 shares of our common stock and warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $1.50 per share (the December 2017 Offering Warrants). The common stock and the shares of common stock underlying the December 2017 Offering Warrants issued in the December 2017 Public Offering were offered, issued and sold pursuant to our Registration Statement on Form S-1 (Registration No. 333-221009) that was declared effective by the Commission on December 11, 2017. The December 2017 Offering Warrants are exercisable at any time through December 13, 2022, have no anti-dilution or other exercise price or share reset features, except as is customary with respect to a change in our capital structure in the event of a stock split or dividend, and do not contain any cashless exercise features as long as our Registration Statement on Form S-1 (Registration No. 333-221009) is effective. Accordingly, we accounted for the December 2017 Offering Warrants as equity warrants. We received net proceeds of approximately $13.6 million from the December 2017 Public Offering, after deducting underwriter’s commission and other expenses related to the offering.

Our sale of units consisting of common stock and warrants in the December 2017 Public Offering at an offering price of $1.50 per unit triggered the anti-dilution provisions of the Series A2 Warrants. In accordance with the anti-dilution terms and formula contained in the Series A2 warrants, the exercise price of the Series A2 Warrants was reduced to $0.001 per share. In December 2017 and January 2018, the holders exercised the reset Series A2 warrants to purchase an aggregate of 503,641 shares of our common stock from which we received nominal cash proceeds. In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a deemed dividend in our Consolidated Statements of Stockholders’ Equity for the fiscal year ended March 31, 2018 and as an increase in net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2018.

We calculated the deemed dividend from the trigger of the down round provision feature, $199,200, using the Black-Scholes Option Pricing Model and the assumptions indicated in the table below:

Assumption:	Pre-reset	Post-reset
Market price per share	$1.17	$1.17
Exercise price per share	$1.82	$0.001
Risk-free interest rate	2.09%	2.09%
Remaining contractual term in years	4.73	4.73
Volatility	97.8%	97.8%
Dividend rate	0.0%	0.0%

Number of warrant shares	503,641	503,641
Fair value per share	$0.77	$1.17

Common Stock Issued in Spring 2019 Public Offering

During the quarter ended March 31, 2019, we completed an underwritten public offering of 11,500,000 shares of our common stock, including the overallotment option, at a public offering price of $1.00 per share, resulting in gross proceeds to us of $11,500,000, pursuant to our shelf registration statement on Form S-3 (File No. 333-215671), previously filed with the Commission (the Spring 2019 Public Offering). We received net proceeds of approximately $10.4 million after deducting underwriter’s commission and offering expenses.

Common Stock and Warrants Issued in Private Placements in our Fiscal Year Ended March 31, 2018

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

Common Stock and Warrants Issued in Fall 2018 Private Placement

The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, during October 2018, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our common stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our common stock at a per share exercise price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement (the Fall 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The entire amount of the proceeds of the Fall 2018 Private Placement was credited to stockholders’ equity. The fair value of the common stock and warrant issued in the Fall 2018 Private Placement in settlement of the professional services payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2019.

Modification of Warrants issued in Summer 2018 Private Placement

Subsequent to the completion of the Summer 2018 Private Placement, we amended warrants to purchase an aggregate of 304,000 shares of our common stock issued to investors who submitted Summer 2018 Private Placement subscription agreements between October 3, 2018 and October 5, 2018 to increase the exercise price of their warrants from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement, to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement. As additional consideration for agreeing to the increase in the warrant exercise price, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and determined that the increase in the exercise price resulted in a decrease in the fair value of the warrants, which decrease is not recognized. We calculated the fair value of the new warrants using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below, recognizing $25,800 as the fair value of the new warrants and as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2019.

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

Issuance of Common Stock and Warrants to Professional Services Providers and in Settlement of Accounts Payable

During our fiscal years ended March 31, 2018 and 2019, we issued the following securities in private placement transactions as compensation for various professional services. Unless otherwise noted, we recorded the related noncash expense as a component of general and administrative expense in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal years ended March 31, 2018 and 2019, as appropriate.

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

●
During the quarter ended December 31, 2017, we issued an aggregate of 70,000 unregistered shares of our common stock, all of which were issued from our Amended and Restated 2016 Stock Incentive Plan for additional investor relations and financial advisory services. The common stock issued had an aggregate fair value of $140,800 on the dates issued.

●
During the quarter ended December 31, 2017, we also issued 500,000 unregistered shares of our common stock having a fair value at the time of issuance of $585,000 and a cash payment of $76,500 to our contract manufacturing organization (CMO) in exchange for and settlement of $526,500 of open accounts payable for services provided by the CMO relating to production of AV-101 drug substance. We recognized a corresponding loss on settlement of accounts payable in the amount of $135,000 in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2018.

●
During the quarter ended March 31, 2018, we issued 30,000 unregistered shares of our common stock to a provider of investor relations and financial advisory services. The common stock issued had an aggregate fair value of $39,000 on the date issued.

●
During the quarter ended June 30, 2018, we issued an aggregate of 100,000 unregistered shares of our common stock having a fair value on the dates of issuance of $123,000 as full or partial compensation to an investor relations service provider and under a financial advisory agreement.

●
During the quarter ended September 30, 2018, we issued 50,000 shares of our unregistered common stock having a fair value on the date of issuance of $68,000 as partial compensation to a corporate awareness service provider.

●
During the quarter ended September 30, 2018, we also issued four-year warrants to three service providers to purchase an aggregate of 288,000 unregistered shares of our common stock at an exercise price of $1.50 per share as full or partial compensation for investor relations and corporate awareness services. We valued the warrants at an aggregate fair value of $266,900 using the Black-Scholes Option Pricing Model and the following grant date weighted average assumptions: exercise price per share: $1.50; market price per share: $1.40; risk-free interest rate: 2.71%; contractual term: 4 years; volatility: 94.17%; dividend rate: 0%; deriving a value per warrant share of $0.93. The fair value of the common stock and warrants is being recognized in expense ratably over the term of the underlying contracts.

●
During the quarter ended March 31, 2019, we issued 25,000 registered shares of our common stock having a fair value of $41,500 on the date of issuance from our Amended and Restated 2016 Stock Incentive Plan to an investor relations and social media service provider. The fair value of the common stock is being recognized in expense ratably over the term of the underlying contract.

Stock Option Exercises

During the quarter ended March 31, 2019, our Chief Executive Officer and Chief Scientific Officer and a member of our Board exercised outstanding stock options to purchase an aggregate of 29,250 shares of our common stock and we received cash proceeds of $43,900.

Warrant Modifications

In addition to the Summer 2018 Private Placement warrants modified during our fiscal year ended March 31, 2019, we modified other outstanding warrants during our fiscal year ended March 31, 2018.

During the quarter ended September 30, 2017, the Board authorized the modification of outstanding warrants issued in private placement transactions between March 2017 and June 2017 to reduce the exercise prices and increase the number of shares issuable thereunder. We calculated the fair value of the warrant immediately before and after the modification using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $279,700, as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2018.

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

Warrants Outstanding

The following table summarizes outstanding and exercisable warrants to purchase shares of our common stock as of March 31, 2019.  The weighted average exercise price of outstanding and exercisable warrants at March 31, 2019 was $2.53 per share and $2.57 per share, respectively.

Exercise Price	Expiration	Warrants Outstanding at	Warrants Exercisable at
per Share	Date	March 31, 2019	March 31, 2019

$1.50	11/30/2021 to 12/13/2022	14,335,200	13,857,200
$1.59	2/28/2022	292,000	-
$1.69	2/28/2022	12,000	-
$1.70	10/5/2022	182,434	182,434
$1.75	2/28/2022	23,800	-
$1.80	10/10/2022	115,385	115,385
$1.82	3/7/2023	1,388,931	1,388,931
$2.00	4/30/2021	523,573	523,573
$2.20	10/19/2022	106,383	106,383
$2.24	10/16/2022	16,737	16,737
$3.51	12/31/2021	50,000	50,000
$4.50	9/26/2019	25,000	25,000
$5.30	5/16/2021	2,705,883	2,705,883
$6.00	9/26/2019 to 11/30/2019	97,750	97,750
$7.00	1/11/2020 to 3/3/2023	1,262,878	1,262,878
$8.00	3/25/2021	185,000	185,000
$10.00	1/11/2020	20,000	20,000
$20.00	9/15/2019	110,448	110,448
		21,453,402	20,647,602

Reserved Shares

At March 31, 2019, we have reserved shares of our common stock for future issuance as follows:

Upon exchange of all shares of Series A Preferred currently issued and outstanding (1)	750,000
Upon exchange of all shares of Series B Preferred currently issued and outstanding (2)	5,096,738
Upon exchange of all shares of Series C Preferred currently issued and outstanding (3)	2,318,012
Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	21,453,402
Pursuant to stock incentive plan:
Subject to outstanding options under the Amended and Restated 2016 Stock Incentive Plan	6,626,088
Available for future grants under the Amended and Restated 2016 Stock Incentive Plan	2,607,162
9,233,250
Total	38,851,402
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; includes 3,936,498 shares of common stock issuable in payment of dividends on Series B Preferred upon conversion

(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

At March 31, 2019, we have 18,525,633 authorized shares of our common stock not subject to reserves and available for future issuance.

10.  Research and Development Expenses

We recorded research and development expenses of approximately $17.1 million (including approximately $5.6 million of non-cash expense) and $7.8 million in the fiscal years ended March 31, 2019 and 2018, respectively. Research and development expense is composed of employee compensation expenses, including stock–based compensation, direct project expenses, notably including costs attributable to our AV-101 ELEVATE clinical trial and other preclinical and nonclinical projects, and costs to maintain and prosecute our intellectual property suite, including new patent applications for AV-101 for various indications. As indicated in Note 9, Capital Stock, research and development expense for the fiscal year ended March 31, 2019 also includes non-cash expense of $4.25 million attributable to the acquisition of the PH94B and PH10 licenses and the PH10 option.

11.  Income Taxes

The provision for income taxes for the periods presented in the Consolidated Statements of Operations and Comprehensive Loss represents minimum California franchise tax and North Carolina income tax.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted into law, significantly changing the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. The reduction of the U.S. federal statutory tax rate from 34% to 21% became effective January 1, 2018. Income tax expense for the fiscal year ended March 31, 2018 was computed by applying the U.S. federal income tax rate of 34% for April 1, 2017 to December 31, 2017 and 21% for January 1, 2018 to March 31, 2018 (prorated basis 30.75%) to pretax losses. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% and the prorated rate of 30.75% for the fiscal years ended March 31, 2019 and 2018, respectively, to pretax losses as a result of the following:

	Fiscal Years Ended March 31,
	2019	2018

Computed expected tax benefit	(21.00)%	(30.75)%
Tax effect of warrant modifications and other non-deductible items	0.74%	0.40%
Tax effect of research and development credits	(1.92)%	(1.44)%
Effect of U.S. tax law change (federal and state)	-%	88.09%
Other losses not benefitted	22.19%	(56.28)%
Other	-%	-%
Income tax expense	0.01%	0.02%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$27,190,900	$21,402,600
Basis differences in fixed assets	(2,700)	(7,600)
Stock based compensation	3,516,600	2,504,500
Accruals and reserves	2,047,500	1,352,900
Total deferred tax assets	32,752,300	25,252,400
Valuation allowance	(32,752,300)	(25,252,400)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7,499,900 and decreased by $9,529,300 during the fiscal years ended March 31, 2019 and 2018, respectively.

At March 31, 2019 we had U.S. federal net operating loss carryforwards of approximately $109,032,500, which will expire in fiscal years 2020 through 2038.  At March 31, 2019, we had state net operating loss carryforwards of approximately $63,574,300, which will expire in fiscal years 2029 through 2039. Federal net operating losses incurred in our fiscal year ended March 31, 2019 and thereafter will not expire. We also have federal and state research and development tax credit carryforwards of approximately $1,624,700 and $1,049,500, respectively. The federal tax credits will expire at various dates beginning in the year 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.

At March 31, 2019 we have completed our analysis of the Tax Act. The Act required us to re-measure our net U.S. deferred tax assets reducing the U.S. federal corporate rate to 21%, which was offset by our valuation allowance. During our fiscal year ended March 31, 2019, this amount was finalized and no additional adjustment was required to be made due to the change in corporate tax rate.

Also effective for our fiscal year ended March 31, 2019 is a new Global Intangible Low-Taxed Income inclusion (GILTI). The GILTI income inclusion did not impact our current loss and valuation allowance as our Canadian subsidiary is an inactive entity. The Company has elected to account for GILTI as a period cost in the year the income or tax is incurred.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. We have not performed a change in ownership analysis since our inception in 1998 and accordingly some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.

We file income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1998 through 2018 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

Uncertain Tax Positions

Our unrecognized tax benefits at March 31, 2019 and 2018 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2019 and 2018 is $668,700 and $451,600, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits.

	Fiscal Years Ended March 31,
	2019	2018

Unrecognized benefit - beginning of period	$451,600	$290,500
Current period tax position increases	210,100	102,300
Prior period tax position increases	7,000	58,800
Unrecognized benefit - end of period	$668,700	$451,600

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2019 or 2018. We do not anticipate any significant changes of our uncertain tax positions within twelve months of this reporting date.

12.  Licensing, Sublicensing and Collaborative Agreements

License Agreements with Pherin Pharmaceuticals, Inc. (Pherin)

In September 2018 we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B for social anxiety disorder and an option to acquire a similar license for PH10 for MDD. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we are obligated to pay to Pherin monthly support payments of $10,000 for a term of the earlier of 18 months or the termination of the license agreement, however no monthly support payment is required under the 18-month period identified in the PH10 license agreement if support payments are being made under the terms of the PH94B license agreement.

BlueRock Therapeutics Sublicense Agreement

In December 2016, we entered into an Exclusive License and Sublicense Agreement (BlueRock Agreement) with BlueRock Therapeutics, LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock Therapeutics received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. We retained rights to cardiac stem cell technology licensed from UHN related to small molecule, protein and antibody drug discovery, drug rescue and drug development, including small molecules with cardiac regenerative potential, as well as small molecule, protein and antibody testing involving cardiac cells. To date, we have recognized $1.25 million in sublicense revenue, in our fiscal year ended March 31, 2017, under the BlueRock Agreement.

Cato Research Ltd.

We have built a long-term strategic development relationship with Cato Research Ltd. (CRL), a global contract research and development organization, or CRO, and an affiliate of one of our largest institutional stockholders. CRL has provided us with access to essential CRO services and regulatory expertise supporting our AV-101 preclinical and clinical development programs, including our ELEVATE Study, and other projects, including projects related to PH94B and PH10.  We recorded research and development expenses for CRO services provided by CRL in the amounts of $3,969,100 and $1,390,700 for the fiscal years ended March 31, 2019 and 2018, respectively.

13.  Stock Option Plans and 401(k) Plan

At March 31, 2019, we have the following share-based compensation plan.

Amended and Restated 2016 Stock Incentive Plan

Our Board unanimously approved the Company’s Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), on July 26, 2016, and the 2016 Plan was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provides for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We may grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options may be granted to employees, directors and consultants. A total of 10.0 million shares of our common stock were initially authorized for issuance under the 2016 Plan, of which approximately 9.2 million shares remain authorized and approximately 2.6 million registered shares remain available for future equity grants under the plan at March 31, 2019.

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

The maximum number of shares with respect to which options and stock appreciation rights may be granted to any participant in any calendar year is 300,000 shares of common stock. In connection with a participant’s commencement of service with the Company, a participant may be granted options and/or stock appreciation rights for up to an additional 50,000 shares that will not count against the foregoing limitation. In addition, for Awards of restricted stock and restricted shares of common stock that are intended to be “performance-based compensation” (within the meaning of Section 162(m) of the Code), the maximum number of shares with respect to which such Awards may be granted to any participant in any calendar year is 300,000 shares of common stock. The limits described in this paragraph are subject to adjustment in the event of any change in our capital structure as described below.

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

Effective upon the consummation of a Corporate Transaction (as defined below), all outstanding Awards under the 2016 Plan will terminate unless the acquirer assumes or replaces such Awards. The Committee has the authority, exercisable either in advance of any actual or anticipated Corporate Transaction or Change in Control (as defined below) or at the time of an actual Corporate Transaction or Change in Control and exercisable at the time of the grant of an Award under the 2016 Plan or any time while an Award remains outstanding, to provide for the full or partial automatic vesting and exercisability of one or more outstanding unvested Awards under the 2016 Plan and the release from restrictions on transfer and repurchase or forfeiture rights of such Awards in connection with a Corporate Transaction or Change in Control, on such terms and conditions as the Committee may specify. The Committee also has the authority to condition any such Award vesting and exercisability or release from such limitations upon the subsequent termination of the service of the grantee within a specified period following the effective date of the Corporate Transaction or Change in Control. The Committee may provide that any Awards so vested or released from such limitations in connection with a Change in Control, shall remain fully exercisable until the expiration or earlier termination of the Award.

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

During our fiscal year ended March 31, 2019, we granted from the 2016 Plan:

●
options to purchase an aggregate of 860,000 shares of our common stock at an exercise price of $1.27 per share to the independent members of our Board, to all of our officers except our Chief Executive Officer, and to all non-officer employees in August 2018;
●
options to purchase an aggregate of 250,000 shares of our common stock at exercise prices ranging from $1.52 per share to $2.20 per share to various scientific, legal, investor relations, and financial and strategic advisory consultants in October 2018;
●
an option to purchase 25,000 shares of our common stock at an exercise price of $1.74 per share to a new independent member of our Board in January 2019;
●
an option to purchase 220,000 shares of our common stock at an exercise price of $1.70 per share to our Chief Executive Officer in January 2019; and
●
25,000 shares of registered common stock having a fair value of $41,500 on the date of grant to an investor relations and social media consultant. Noncash expense related to this grant is being amortized ratably over the contractual period as a component of general and administrative expense not included in stock compensation expense.

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

The following table summarizes stock-based compensation expense related to option grants to our officers, independent directors, consultants and service providers, included in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2019 and 2018.

	Fiscal Years Ended March 31,
	2019	2018
Research and development expense:
Stock option grants	$1,259,400	$969,200
General and administrative expense:	1,259,400	969,200
Stock option grants	2,184,000	1,375,000
	2,184,000	1,375,000
Total stock-based compensation expense	$3,443,400	$2,344,200

We used the Black-Scholes Option Pricing model with the following weighted average assumptions to determine share-based compensation expense related to option grants during the fiscal years ended March 31, 2019 and 2018:

	Fiscal Years Ended March 31,
	2019	2018
	(weighted average)	(weighted average)
Exercise price	$1.45	$1.44
Market price on date of grant	$1.45	$1.44
Risk-free interest rate	2.84%	2.39%
Expected term (years)	6.32	6.87
Volatility	96.58%	90.40%
Expected dividend yield	0.00%	0.00%

Fair value per share at grant date	$1.15	$1.10

The expected term of options represents the period that our share-based compensation awards are expected to be outstanding. We have calculated the weighted-average expected term of the options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and No. 110 (SAB No. 107 and 110). The utilization of SAB No. 107 and 110 is based on the lack of relevant historical option exercises and relevant historical data due to our limited experience as a publicly traded company and the historical lack of liquidity in freely-tradable shares of our common stock. Those factors also resulted in our decision to utilize the historical volatilities of a peer group of public companies’ stock over the expected term of the option in determining our expected volatility assumptions.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as we have not paid any dividends and do not anticipate paying dividends in the near future. We recognize the effect of forfeitures as they occur.

The following table summarizes activity for the fiscal years ended March 31, 2019 and 2018 under the 2016 Plan:

	Fiscal Years Ended March 31,
	2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of period	5,300,338	$2.43	1,659,324	$4.76
Options granted	1,355,000	$1.45	3,675,000	$1.44
Options exercised	(29,250)	$1.50	-	$-
Options forfeited	-	$-	(12,154)	$5.39
Options expired	-	$-	(21,832)	$9.42
Options outstanding at end of period	6,626,088	$1.48	5,300,338	$2.43
Options exercisable at end of period	4,303,972	$1.53	1,818,962	$3.31
Weighted average grant-date fair value of
options granted during the period		$1.15		$1.10

In August 2018, in accordance with the terms of the 2016 Plan, the Board approved the modification of outstanding options held by independent members of our Board, our officers and our employees that had exercise prices higher than $1.56 per share to reduce the exercise prices thereof to $1.50 per share. We calculated the fair value of such options immediately before and after the modification using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We immediately recognized the additional fair value attributable to vested options, $258,100, as stock compensation expense, which is included in the expense reported above. The additional fair value resulting from the modification, approximately $142,200, is being expensed over the remaining vesting period of the modified options.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on stock options outstanding and exercisable under the 2016 Plan as of March 31, 2019, including the results of the exercise price modification noted above:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price

$1.16	2,000,000	8.84	$1.16	1,312,493	$1.16
$1.21 to $1.27	885,000	9.34	$1.27	419,529	$1.27
$1.50	2,390,253	7.34	$1.50	1,699,753	$1.50
$1.52 to $1.99	1,215,000	8.91	$1.62	777,058	$1.59
$2.20 to $3.80	55,000	9.38	$2.35	14,304	$3.67
$8.00 to $15.00	80,835	5.86	$8.54	80,835	$8.54
	6,626,088	8.35	$1.48	4,303,972	$1.53

At March 31, 2019, there were 2,607,162 registered shares of our common stock remaining available for grant under the 2016 Plan.  Two officers and a member of our Board exercised outstanding stock options to purchase an aggregate of 29,250 shares of our common stock during the fiscal year ended March 31, 2019. There were no option exercises during the fiscal year ended March 31, 2018.

Aggregate intrinsic value is the sum of the amount by which the fair value of the underlying common stock exceeds the aggregate exercise price of the outstanding options (in-the-money-options). Based on the $1.29 per share quoted closing market price of our common stock on March 31, 2019, outstanding options to purchase an aggregate of 2,885,000 shares had aggregate intrinsic value of approximately $250,300 and exercisable options to purchase an aggregate of 1,732,022 shares had aggregate intrinsic value of approximately $162,700 at that date.

As of March 31, 2019, there was approximately $3,089,300 of unrecognized compensation cost related to non-vested share-based compensation awards from the 2016 Plan, which is expected to be recognized through January 2021.

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

14.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, and other potential CNS indications, PH94B, PH10, and other potential product candidates. At March 31, 2019, CBV held approximately 2% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $3,969,100 and $1,390,700 for the fiscal years ended March 31, 2019 and 2018, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101, PH94B, PH10 and other potential product candidates will increase in future periods.

As disclosed in Note 9, Capital Stock, in September 2018, we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. In October 2018, we issued an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to exercise the option to acquire an exclusive worldwide license to develop and commercialize PH10. The acquisition of the licenses and option was recorded as research and development expense. Additionally, between the acquisition of the PH94B license in September 2018 and March 31, 2019, we expensed $70,000 of monthly cash support payments to Pherin under the terms of the PH94B license agreement as research and development expense. At March 31, 2019, Pherin held approximately 6% of our outstanding Common Stock.

15.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any claims made or other legal matters that will have a material adverse effect on our consolidated financial position, results of operations or its cash flows.

We indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of our directors or executive officers to the fullest extent permitted by Nevada law. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  We have a director and officer insurance policy which limits our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2019 or 2018.

In the normal course of business, we provide indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others.  Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of our product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to our product candidates.  The terms of these indemnification agreements are generally perpetual.  The potential future payments we could be required to make under these indemnification agreements is unlimited.  We maintain liability insurance coverage that limits our exposure.  We believe the fair value of these indemnification agreements is minimal.  Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2019 or 2018.

Leases

At March 31, 2019 and or 2018, the following assets are subject to capital lease obligations and included in property and equipment:

	March 31,
	2019	2018
Office equipment	$14,700	$14,700
Accumulated depreciation	(6,500)	(3,600)
Net book value	$8,200	$11,100

Amortization expense for assets recorded under capital leases is included in depreciation expense.  Future minimum payments, by year and in the aggregate, required under capital leases are as follows:

Fiscal Years Ending March 31,	Capital Leases
2020	$3,800
2021	3,800
2022	3,300
Future minimum lease payments	10,900
Less imputed interest included in minimum lease payments	(1,600)
Present value of minimum lease payments	9,300
Less current portion	(3,000)
Non-current capital lease obligation	$6,300

At March 31, 2019, future minimum payments under operating leases relate to our facility lease in South San Francisco, California through July 31, 2022 and are as follows:

Fiscal Years Ending March 31,	Amount
2020	$623,900
2021	645,800
2022	668,400
2023	225,300
$2,163,400

We incurred total facility rent expense for the fiscal years ended March 31, 2019 and 2018 of $657,900 and $645,800, respectively.

Debt Repayment

At March 31, 2019, future minimum principal payments on outstanding notes related to an insurance premium financing arrangement in the remaining principal amount of $57,300, which will be repaid in monthly principal and interest installments of $6,600 through December 2019.

16.  Subsequent Events

We have evaluated subsequent events through the date of this Annual Report and have identified the following material events and transactions that occurred after March 31, 2019:

Grants of Stock Options and Adoption of 2019 Stock Incentive Plan

On May 23, 2019, when the quoted market price of our common stock was $0.80 per share, the Compensation Committee of the Board granted options from our 2016 Plan to our independent directors, officers and employees and to certain consultants to purchase an aggregate of 1,210,000 shares of our common stock at an exercise price of $1.00 per share. The options were vested 25% upon grant with the remaining shares vesting over three years for independent directors, officers and employees, and over two years for consultants. On May 30, 2019, when the quoted market price of our common stock was $0.91 per share, we granted options to purchase 10,000 shares of our common stock to another consultant. The options were vested 25% upon grant with the remaining shares vesting over two years.

On May 27, 2019, the Board approved, subject to subsequent stockholder approval at our 2019 Annual Meeting of Stockholders expected to be held in September 2019, the 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and designated 7.5 million shares of our authorized common stock to be reserved thereunder. On May 28, 2019, when the quoted market price of our common stock was $0.82 per share, the Compensation Committee granted options from the 2019 Plan to one of our officers to purchase 170,000 shares of our common stock at an exercise price of $1.00 per share, which grant is contingent upon the approval of the 2019 Plan by our stockholders. The option will vest 25% upon approval of the 2019 Plan with the remaining shares vesting over three years.

17. Supplemental Financial Information (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2019. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Quarterly Results of Operations (Unaudited)
 (in thousands, except share and per share amounts)

	Three Months Ended				Total
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	Fiscal Year 2019
Operating expenses:
Research and development	$2,744	$5,261	$5,335	$3,758	$17,098
General and administrative	1,466	2,171	1,857	1,964	7,458
Total operating expenses	4,210	7,432	7,192	5,722	24,556
Loss from operations	(4,210)	(7,432)	(7,192)	(5,722)	(24,556)

Other expenses, net:
Interest expense, net	(2)	(3)	(2)	(1)	(8)
Loss on extinguishment of accounts payable	-	-	(23)	-	(23)

Loss before income taxes	(4,212)	(7,435)	(7,217)	(5,723)	(24,587)
Income taxes	(2)	-	-	-	(2)
Net loss and comprehensive loss	(4,214)	(7,435)	(7,217)	(5,723)	(24,589)

Accrued dividend on Series B Preferred stock	(274)	(284)	(291)	(291)	(1,140)
Net loss attributable to common stockholders	$(4,488)	$(7,719)	$(7,508)	$(6,014)	$(25,729)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.20)	$(0.30)	$(0.24)	$(0.17)	$(0.90)

Weighted average shares used in computing:
Basic and diluted net loss per common share
attributable to common stockholders	22,987,066	25,815,245	30,696,312	35,113,753	28,562,490

	Three Months Ended				Total
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	Fiscal Year 2018

Operating expenses:
Research and development	$1,096	$2,427	$1,602	$2,638	$7,763
General and administrative	1,164	2,567	1,266	1,440	6,437
Total operating expenses	2,260	4,994	2,868	4,078	14,200
Loss from operations	(2,260)	(4,994)	(2,868)	(4,078)	(14,200)

Other expenses, net:
Interest expense, net	(3)	(3)	(2)	(1)	(9)
Loss on extinguishment of accounts payable	-	-	(135)	-	(135)

Loss before income taxes	(2,263)	(4,997)	(3,005)	(4,079)	(14,344)
Income taxes	(2)	-	-	-	(2)
Net loss and comprehensive loss	(2,265)	(4,997)	(3,005)	(4,079)	(14,346)
Accrued dividend on Series B Preferred stock	(247)	(257)	(263)	(263)	(1,030)
Deemed dividend from trigger of down round
provision feature	-	-	(199)	-	(199)

Net loss attributable to common stockholders	$(2,512)	$(5,254)	$(3,467)	$(4,342)	$(15,575)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.28)	$(0.53)	$(0.25)	$(0.19)	$(1.12)

Weighted average shares used in computing:
Basic and diluted net loss per common share
attributable to common stockholders	9,034,213	9,892,016	13,895,642	22,880,968	13,890,041

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

Management has assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2019. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective, based upon those criteria, as a result of the material weaknesses identified below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the size of the Company’s staff does not permit appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions; and (ii) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as to not provide an adequate audit trail of entries made in the accounting software. The Company does not believe that these control weaknesses have resulted in any deficient financial reporting because each of our CEO and CFO is aware of his responsibilities under the SEC's reporting requirements and personally certifies our financial reports. Further, the Company has implemented a series of manual checks and balances to verify that no previous reporting period has been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended March 31, 2019 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2019 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 64.

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

10.122
Amended and Restated 2016 Stock Incentive Plan (formerly the VistaGen Therapeutics, Inc. 2008 Stock Incentive Plan), incorporated by reference from Exhibit 10.122 to the Company’s Annual Report on Form 10-K filed on June 29, 2017.

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
10.126
Underwriting Agreement, dated as of December 11, 2017, by and between VistaGen Therapeutics, Inc. and Oppenheimer & Co. Inc., incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017.

10.127	Form of Warrant, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017.
10.128	Form of Summer 2018 Private Placement Subscription Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2018.
10.129	Form of Summer 2018 Private Placement Warrant, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2018.
10.130+
License Agreement (PH94B), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018

10.131+
Option Agreement, by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated September 11, 2018, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2018.

10.132+
License Agreement (PH10), by and between VistaGen Therapeutics, Inc. and Pherin Pharmaceuticals, Inc., dated October 24, 2018, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on October 30, 2018.

10.133	Form of Fall 2018 Private Placement Subscription Agreement, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2018.
10.134	Form of Fall 2018 Private Placement Warrant, incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2018.
10.135
Indemnification Agreement, dated January 10, 2019, by and between VistaGen Therapeutics, Inc. and Ann Cunningham, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019.

10.136	Indemnification Agreement, dated November 10, 2016, by and between VistaGen Therapeutics, Inc. and Mark A. McPartland, filed herewith.
10.137
Underwriting Agreement, dated as of February 26, 2019, by and between VistaGen Therapeutics, Inc. and William Blair & Company, LLC, incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019.

10.138	Master Services Agreement, dated July 11, 2017, by and between VistaGen Therapeutics, Inc. and Cato Research Ltd., filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith
_______________

*  Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
+ Confidential treatment has been granted for certain confidential portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 25th day of June, 2019.

VistaGen Therapeutics, Inc.

Date: June 25, 2019	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh Shawn K. Singh, JD	Chief Executive Officer, and Director (Principal Executive Officer)	June 25, 2019

/s/ Jerrold D. Dotson Jerrold D. Dotson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2019

/s/ H. Ralph Snodgrass H. Ralph Snodgrass, Ph.D	President, Chief Scientific Officer and Director	June 25, 2019

/s/ Jon S. Saxe Jon S. Saxe	Chairman of the Board of Directors	June 25, 2019

/s/ Brian J. Underdown Brian J. Underdown, Ph. D	Director	June 25, 2019

/s/ Jerry B. Gin, Ph.D Jerry B. Gin, Ph.D.	Director	June 25, 2019

/s/ Ann M. Cunningham Ann M. Cunningham	Director	June 25, 2019