Form 10-Q
period 2019-06-30
VistaGen Therapeutics, Inc.
filed 2019-08-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VTGN	Nasdaq Capital Market

As of August 13, 2019, 42,622,965 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2019

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2019	2019
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$8,297,100	$13,100,300
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	482,600	250,900
Total current assets	8,779,700	13,651,200
Property and equipment, net	286,500	312,700
Right of use asset - operating lease	3,833,300	-
Security deposits and other assets	47,800	47,800
Total assets	$12,947,300	$14,011,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933,900	$1,055,000
Accrued expenses	1,847,000	1,685,600
Current notes payable	246,400	57,300
Operating lease oligation	278,100	-
Financing lease obligation	3,000	3,000
Total current liabilities	3,308,400	2,800,900

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	4,050,700	3,748,200
Deferred rent liability	-	381,100
Operating lease obligation	3,956,900	-
Financing lease obligation	5,500	6,300
Total non-current liabilities	8,013,100	4,135,600
Total liabilities	11,321,500	6,936,500

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and March 31, 2019
Series A Preferred, 500,000 shares authorized, issued and outstanding at June 30, 2019 and March 31, 2019	500	500
Series B Preferred; 4,000,000 shares authorized at June 30, 2019 and March 31, 2019;
1,160,240 shares issued and outstanding at June 30, 2019 and March 31, 2019	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at June 30, 2019 and March 31, 2019;
2,318,012 shares issued and outstanding at June 30, 2019 and March 31, 2019	2,300	2,300
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2019 and March 31, 2019;
42,758,630 shares issued and outstanding at June 30, 2019 and March 31, 2019	42,800	42,800
Additional paid-in capital	192,890,400	192,129,900
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2019 and March 31, 2019	(3,968,100)	(3,968,100)
Accumulated deficit	(187,343,300)	(181,133,400)
Total stockholders’ equity	1,625,800	7,075,200
Total liabilities and stockholders’ equity	$12,947,300	$14,011,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development	$4,313,900	$2,743,700
General and administrative	1,910,100	1,466,300
Total operating expenses	6,224,000	4,210,000
Loss from operations	(6,224,000)	(4,210,000)
Other income (expenses), net:
Interest income (expense), net	16,500	(2,100)
Loss before income taxes	(6,207,500)	(4,212,100)
Income taxes	(2,400)	(2,400)
Net loss and comprehensive loss	$(6,209,900)	$(4,214,500)

Accrued dividend on Series B Preferred stock	(302,500)	(273,500)

Net loss attributable to common stockholders	$(6,512,400)	$(4,488,000)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.15)	$(0.20)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	42,622,965	22,987,066

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,209,900)	$(4,214,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,200	15,000
Stock-based compensation	1,063,000	612,600
Amortization of fair value of common stock issued for services	69,100	145,000
Amortization of fair value of warrants issued for services	10,300	-
Changes in operating assets and liabilities:
Receivable from supplier	300,000	-
Prepaid expenses and other current assets	(80,900)	148,500
Right of use asset - operating lease	81,700	-
Operating lease liability	(61,100)	-
Accounts payable and accrued expenses	40,200	171,700
Deferred rent	-	(13,600)
Net cash used in operating activities	(4,761,400)	(3,135,300)

Cash flows from property and investing activities:
Construction of tenant improvements	-	(35,400)
Net cash used in investing activities	-	(35,400)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	-	57,500
Repayment of financing lease obligation	(700)	(600)
Repayment of notes payable	(41,100)	(33,300)
Net cash provided by financing activities	(41,800)	23,600
Net increase in cash and cash equivalents	(4,803,200)	(3,147,100)
Cash and cash equivalents at beginning of period	13,100,300	10,378,300
Cash and cash equivalents at end of period	$8,297,100	$7,231,200

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$230,200	$160,500
Accrued dividends on Series B Preferred	$302,500	$273,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(Amounts in Dollars, except share amounts)

									Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,068,280	$23,100	$167,401,400	$(3,968,100)	$(156,543,800)	$6,916,600
Proceeds from sale of common stock and warrants for cash in private placement offering	-	-	-	-	-	-	40,000	-	50,000	-	-	50,000
Proceeds from exercise of warrants	-	-	-	-	-	-	5,000	-	7,500	-	-	7,500
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(273,500)	-	-	(273,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	612,600	-	-	612,600
Fair value of common stock issued for services	-	-	-	-	-	-	100,000	100	122,900	-	-	123,000

Net loss for the quarter ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	(4,214,500)	(4,214,500)

Balances at June 30, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,213,280	$23,200	$167,920,900	$(3,968,100)	$(160,758,300)	$3,221,700

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,890,400	$(3,968,100)	$(187,343,300)	$1,625,800

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing new generation medicines to treat diseases and disorders of the central nervous system (CNS) with high unmet need. Our CNS pipeline includes three differentiated clinical-stage product candidates focused on large and growing markets where we believe current treatments fall short of patient needs, with significant emphasis on major depressive disorder (MDD) and social anxiety disorder (SAD).

MDD is a serious neurobiologically-based mood disorder, affecting approximately 16 million adults in the U.S., according to the U.S. National Institutes of Health (NIH). Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. Globally, MDD affects nearly 300 million people of all ages and is the leading cause of disability worldwide.

SAD affects approximately 20 million Americans and is the third most common psychiatric condition after depression and substance abuse. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person's employment, social activities and overall quality of life. Only three drugs, all antidepressants, are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. However, for treatment of both MDD and SAD, current oral antidepressants (ADs) have slow onset of effect (often several weeks to months) and significant side effects that may make them inadequate treatment alternatives for many individuals affected by MDD and SAD.

Our most advanced product candidate, PH94B neuroactive nasal spray, is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered as a nasal spray, PH94B activates nasal chemosensory neurons that trigger neural circuits in the brain that suppress fear and anxiety. In a published double-blind, placebo-controlled Phase 2 clinical trial, PH94B was significantly more effective than placebo in reducing public-speaking and social interaction anxiety on laboratory challenges of individuals with SAD. Its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date make our PH94B neuroactive nasal spray an excellent product candidate with potential to become the first FDA-approved on-demand treatment for SAD. Additional potential indications for PH94B include post-traumatic stress disorder (PTSD), general anxiety disorder (GAD), post-partum anxiety (PPA) and other neuropsychiatric indications.

AV-101 (4-Cl-KYN), one of our two product candidates for MDD, belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including MDD, chronic neuropathic pain (NP), epilepsy, levodopa-induced dyskinesia (LID) and many others. AV-101 is an oral prodrug of 7-Cl-KYNA which binds uniquely at the glycine site of the NMDA receptor and has potential to be a new at-home treatment for MDD. AV-101 is currently in Phase 2 development in the U.S. for MDD. ELEVATE is our Phase 2 multicenter, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an add-on treatment for MDD in adult patients with an inadequate therapeutic response to current FDA-approved oral antidepressants (ADs) (the ELEVATE Study). We currently anticipate top line results from the ELEVATE Study in the second half of this calendar year. In addition to MDD, we believe preclinical data and positive safety data in all clinical studies to date support AV-101’s potential to treat LID, NP, and suicidal ideation (SI). The FDA has granted Fast Track designation for development of AV-101 both as a potential add-on treatment (together with a current FDA-approved antidepressant (an SSRI or an SNRI)) for adult patients with MDD who have an inadequate response to their current ADs and as a non-opioid treatment for NP. Additional potential indications for AV-101 include as a non-addictive, non-sedating treatment of NP, epilepsy, and to reduce LID in individuals with Parkinson’s disease.

We are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The Baylor Study is a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans who respond to ketamine-based therapy. In June 2018, we entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) with the VA regarding clinical trial material for the Baylor Study. Government funding from the VA is being provided for substantially all other study costs.

Our other product candidate for MDD in Phase 2 development for MDD is PH10 neuroactive nasal spray. PH10 is a potential first-in-class, CNS neuroactive nasal spray administered in microgram doses for MDD. PH10 activates nasal chemosensory neurons that, in turn, engage GABA (gamma-aminobutyric acid) and CRH (corticotropin-releasing hormone) neurons in the limbic amygdala system. The activation of these neural circuits is believed to have the potential to lead to rapid antidepressant effects without psychological side effects, systemic exposure or safety concerns often associated with current antidepressants. Based on positive results of a small exploratory Phase 2a study in MDD in which rapid-onset antidepressant effects were observed without psychological side effects or systemic exposure, we are preparing for planned Phase 2b clinical development of PH10 as a stand-alone treatment for MDD.

Our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem), is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue and develop proprietary new chemical entities (NCEs) for CNS and other diseases. In addition, VistaStem’s hPSC technology has potential applications in cell therapy and regenerative medicine (CT/RM) involving hPSC-derived blood, cartilage, heart and liver cells. VistaStem’s drug rescue activities utilize CardioSafe 3D, its customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential CT/RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation CT/ RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional CT/RM collaborations or licensing transactions involving hPSC-derived blood, cartilage, and/or liver cells.

Subsidiaries

As noted above, VistaStem, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2019 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2020, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2019 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 25, 2019.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $187.3 million accumulated from inception (May 1998) through June 30, 2019. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, PH94B and PH10, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials, strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At June 30, 2019, we had cash and cash equivalents of approximately $8.3 million.

Although we believe our cash position at June 30, 2019 is sufficient to complete and announce top line results of our ELEVATE Study, our cash position at June 30, 2019 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to prepare for and launch a pivotal Phase 3 clinical trial of PH94B, prepare for additional Phase 2 clinical studies and certain nonclinical studies involving AV-101 and prepare for a Phase 2b clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications. With the exception of the BlueRock Agreement pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, we do not currently have, nor have we had during the periods covered by this Report, any arrangements requiring the recognition of revenue.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, PH94B, PH10, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September and October 2018, we acquired exclusive worldwide licenses to develop and commercialize PH94B and PH10 by issuing an aggregate of 2,556,361 unregistered shares of our common stock having an issuance-date fair market value of $4,250,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each will require significant additional development and expense, we expensed the costs related to acquiring the licenses and the option during our fiscal year ended March 31, 2019.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions. Non-cash expense attributable to compensatory grants of stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018

Research and development expense	$390,600	$230,100

General and administrative expense	672,400	382,500

Total stock-based compensation expense	$1,063,000	$612,600

In May 2019, the Compensation Committee of our Board of Directors (the Board) approved the grant of options from our 2016 Amended and Restated Stock Incentive Plan (the 2016 Plan) to purchase an aggregate of 1,220,000 shares of our common stock at a then above-market exercise price of $1.00 per share to the independent members of our Board, our officers and employees and certain consultants. The options vested 25% upon grant with the remaining shares vesting over three years for independent directors, officers and employees, and over two years for consultants. We valued the options granted in May 2019 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	May 2019
Market price per share at grant date	$0.80
Exercise price per share	$1.00
Risk-free interest rate	2.12%
Expected term in years	5.53
Volatility	85.90%
Dividend rate	0.0%
Shares	1,220,000

Fair Value per share	$0.54

Additionally, in May 2019, the Board approved, subject to subsequent stockholder approval at our 2019 Annual Meeting of Stockholders to be held in September 2019, the 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and designated 7.5 million shares of our authorized common stock to be reserved thereunder. Further, in May 2019, the Compensation Committee of the Board granted options pursuant to the 2019 Plan to one of our officers to purchase 170,000 shares of our common stock at a then above-market exercise price of $1.00 per share, which grant is contingent upon the approval of the 2019 Plan by our stockholders. The option will vest 25% upon approval of the 2019 Plan with the remaining shares vesting over three years. We did not recognize any expense attributable to the conditional option grant from the 2019 Plan in the quarter ended June 30, 2019. Upon approval of the 2019 Plan by our stockholders, no further option or other equity awards will be made from our 2016 Plan and all remaining authorized shares of our common stock available for issuance under the 2016 Plan will become available for issuance under the 2019 Plan.

At June 30, 2019, there were stock options outstanding under our 2016 Plan to purchase 7,844,838 shares of our common stock at a weighted average exercise price of $1.76 per share. At that date, there were also 1,388,412 shares of our common stock available for future issuance under the 2016 Plan.

Leases, Right-of-Use Assets and Lease Liabilities

On April 1, 2019, we adopted Financial Accounting Standards Board (FASB) ASU (Accounting Standards Update) No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and its subsequent amendments including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASC 842) using the modified transition method.

We determine whether an arrangement is an operating or financing lease at contract inception. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. In determining the present value of the lease payments, we use the interest rate implicit in the lease when it is readily determinable and we use our estimated incremental borrowing rate based upon information available at the commencement date when the implicit rate is not readily determinable.

The lease payments used to determine our operating lease assets include lease incentives and stated rent increases and may include escalation or other clauses linked to rates of inflation or other factors when determinable and are recognized in our operating lease assets in our condensed consolidated balance sheets.

Our operating leases are reflected in right of use asset – operating leases, other current liabilities and non-current operating lease liability in our condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Our accounting for financing leases, previously referred to as “capital leases” under prior guidance, remained substantially unchanged with our adoption of ASC 842. Financing leases are included in property and equipment, net and as current and non-current financing lease liabilities in our condensed consolidated balance sheets. Refer to “Recent Accounting Pronouncements” below and Note 10, Commitments and Contingencies, for additional information regarding our adoption of ASC 842 and its impact on our condensed consolidated financial statements.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of June 30,
	2019	2018

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Outstanding options under the Amended and Restated 2016 (formerly 2008) Stock Incentive Plan (4)	7,844,838	5,300,338

Outstanding warrants to purchase common stock	21,453,402	16,638,516

Total	33,526,492	26,167,106
 ____________
(1)
Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended.
(2)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes common shares issuable in payment of dividends on Series B Preferred upon conversion.
(3)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016.
(4)
Excludes options to purchase 170,000 shares granted subject to stockholder approval of the Company's 2019 Omnibus Equity Incentive Plan.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at June 30, 2019 or March 31, 2019.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2019, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2019, that are of significance or potential significance to us.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASC 842). The new leasing standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standards require lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance for operating leases. We adopted the standards on the required effective date of April 1, 2019 and did not restate lease expense or lease-related assets or liabilities reported in prior comparative periods. Presentation of our financing lease for office equipment in the consolidated balance sheet is generally consistent with capitalized lease presentation under the prior lease accounting guidance. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows is generally consistent with the prior lease accounting guidance. We elected the package of practical expedients permitted under the transition guidance and, accordingly, the adoption of ASC 842 did not change the prior classification of any of our leases. We elected not to record a right-of-use asset or a lease liability on the balance sheet for leases with a term of 12 months or less and will recognize the associated lease payments in the consolidated statements of operations over the lease term. On the April 1, 2019 adoption date, we recognized approximately $4.3 million as total lease liabilities and $3.9 million as total right-of-use assets in our Condensed Consolidated Balance Sheet and derecognized a deferred rent liability of approximately $0.4 million attributable to the operating lease of our primary office and laboratory facilities recorded in accordance with prior guidance.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at June 30, 2019 and March 31, 2019:

	June 30,	March
	2019	2019

AV-101 and PH94B materials and contract services	$134,100	$5,900
Fair value of securities issued for professional services	26,500	105,900
Insurance	292,700	96,300
Public offering filing fees and expenses	22,300	22,300
All other	7,000	20,500
	$482,600	$250,900

The fair value of securities issued for professional services reflects the unexpensed portion of the fair value of securities we have issued to certain professional service providers as full or partial compensation for services. The fair value of the securities issued is being expensed ratably over the term of the related service agreement.

Note 5. Property and Equipment

Property and equipment is composed of the following at June 30, 2019 and March 31, 2019:

	June 30,	March 31,
	2019	2019

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	84,600
	1,246,100	1,246,100

Accumulated depreciation and amortization	(959,600)	(933,400)
Property and equipment, net	$286,500	$312,700

Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at June 30, 2019 and March 31, 2019 are as follows:

	June 30,	March 31,
	2019	2019

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(7,300)	(6,500)
Net book value of office equipment subject to financing lease	$7,400	$8,200

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at June 30, 2019 and March 31, 2019:

	June 30,	March 31,
	2019	2019

Accrued expenses for AV-101, PH94B, and PH10
clinical trial, development and related expenses	$1,643,600	$1,067,600
Accrued compensation	-	439,200
Accrued professional services	195,700	172,100
All other	7,700	6,700
	$1,847,000	$1,685,600

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at June 30, 2019 and March 31, 2019:

	June 30, 2019			March 31, 2019
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.75% and 7.15% Notes payable
to insurance premium financing company (current)	$246,400	$-	$246,400	$57,300	$-	$57,300

In May 2019, we executed a 7.15% promissory note in the principal amount of $230,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $23,800, including principal and interest, through March 2020, and had an outstanding principal balance of $207,800 at June 30, 2019. In February 2019, we executed a 7.75% promissory note in the principal amount of $63,500 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,600 including principal and interest, through December 2019 and had an outstanding principal balance of $38,600 at June 30, 2019.

Note 8.  Capital Stock

During the quarter ended June 30, 2019, we did not engage in any capital-raising transactions, nor did we grant any equity securities as full or partial compensation to consultants, other than stock options as described in Stock Based Compensation in Note 3, Summary of Significant Accounting Policies.

Warrants Outstanding

During the quarter ended June 30, 2019, warrants issued in private placement transactions during calendar 2018 to purchase an aggregate of 805,800 shares of our common stock at exercise prices between $1.50 per share and $1.75 per share became fully-exercisable in accordance with their terms. Accordingly, all warrants outstanding at June 30, 2019 are now fully-exercisable at a weighted average exercise price of $2.53 per share as follows:

Exercise	Weighted		Warrants Outstanding
Price	Average	Expiration	and Exercisable at
per Share	per Share	Date	June 30, 2019

$1.50	$1.50	11/30/2021 to 12/13/2022	14,335,200
$1.59 - $1.80	$1.67	2/28/2022 to 10/10/2022	625,619
$1.82	$1.82	3/7/2023	1,388,931
$2.00 - $4.50	$2.23	9/26/2019 to 10/19/2022	721,693
$5.30	$5.30	5/16/2021	2,705,883
$6.00 - $20.00	$7.94	9/15/2019 to 3/3/2023	1,676,076
	$2.53		21,453,402

Of the warrants outstanding at June 30, 2019, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,596,200 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At June 30, 2019, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development, manufacturing and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, and other potential CNS indications, PH94B, PH10, and other potential product candidates. At June 30, 2019, CBV held approximately 2% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, manufacturing, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $1,405,100 and $877,500 during the quarters ended June 30, 2019 and 2018, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101, PH94B, PH10 and other potential product candidates will increase in future periods.

During our fiscal year ended March 31, 2019, we issued an aggregate of 2,556,361 shares of our unregistered common stock having an issue-date fair market value of $4,250,000 to Pherin Pharmaceuticals, Inc. (Pherin) to acquire exclusive worldwide licenses to develop and commercialize PH94B and PH10. We recorded the acquisition of the licenses as research and development expense during our fiscal year ended March 31, 2019. During the quarter ended June 30, 2019, we recorded an aggregate of $30,000 representing monthly support payments to Pherin under the terms of the PH94B license agreement. At June 30, 2019, Pherin held approximately 5% of our outstanding common stock.

During the quarter ended June 30, 2019, we engaged the consulting firm headed by one of the independent members of our Board to provide market research studies for certain of our product pipeline candidates and recorded research and development expense of $27,700 related to such studies.

Note 10. Commitments and Contingencies

Operating Leases

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Consistent with the guidance in ASC 842, effective beginning April 1, 2019, we have recorded this lease in our Condensed Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease is reasonably probable. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at June 30, 2019:

As of June 30, 2019
Assets
Right of use asset – operating lease	$3,833,300

Liabilities
Current operating lease obligation	$278,100
Non-current operating lease obligation	3,956,900
Total operating lease liability	$4,235,000

The following table summarizes the effect of operating lease costs in the Company’s condensed consolidated statements of operations:

For the Three Months Ended
June 30, 2019
Operating lease cost	$208,800

We lease a small office in the San Francisco Bay Area under a month-to-month arrangement at immaterial cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. For the three months ended June 30, 2019, we recorded $3,400 of expense attributable to this lease.

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2020 (remaining nine months)	$471,500
2021	645,800
2022	668,400
2023	726,000
2024	766,000
Thereafter	2,720,500
Total lease expense	5,988,200
Less imputed interest	(1,763,200)
Present value of operating lease liabilities	$4,235,000

Under the prior lease guidance, future minimum lease payments, under the non-cancellable portion (excluding the five-year extension assumed under ASC 842) of the South San Francisco operating lease were as follows at March 31, 2019:

Fiscal Years Ending March 31,
2020	$623,900
2021	645,800
2022	668,400
2023	225,300
2024	-
Thereafter	-
$2,163,400

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of June 30, 2019
Assumed remaining lease term in years	8.09
Assumed discount rate	8.54%

The interest rate implicit in lease contracts is typically not readily determinable and, as such, we used our estimated incremental borrowing rate based on information available at the adoption of ASC 842, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

For the Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$188,200

During the three months ended June 30, 2019, other than the initial adoption of ASC 842 that required right of use assets and lease liabilities to be recorded, we recorded no new right of use assets arising from new lease liabilities.

Note 11.  Subsequent Events

We have evaluated subsequent events through August 13, 2019 and have determined that there are no matters requiring disclosure.

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

Business Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing new generation medicines to treat diseases and disorders of the central nervous system (CNS) with high unmet need. Our CNS pipeline includes three differentiated clinical-stage product candidates focused on large and growing markets where we believe current treatments fall short of patient needs, with significant emphasis on major depressive disorder (MDD) and social anxiety disorder (SAD).

MDD is a serious neurobiologically-based mood disorder, affecting approximately 16 million adults in the U.S., according to the U.S. National Institutes of Health (NIH). Individuals diagnosed with MDD exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities, for more than a two-week period, as well as impaired social, occupational, educational or other important functioning which has a negative impact on their quality of life. Globally, MDD affects nearly 300 million people of all ages and is the leading cause of disability worldwide.

SAD affects approximately 20 million Americans and is the third most common psychiatric condition after depression and substance abuse. SAD is characterized by a persistent and unreasonable fear of one or more social or performance situations, where the individual fears that he or she will act in a way or show symptoms that will be embarrassing or humiliating, leading to avoidance of the situations when possible and anxiety or distress when they occur. These fears have a significant impact on the person's employment, social activities and overall quality of life. Only three drugs, all antidepressants, are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. However, for treatment of both MDD and SAD, current oral antidepressants (ADs) have slow onset of effect (often several weeks to months) and significant side effects that may make them inadequate treatment alternatives for many individuals affected by MDD and SAD.

Our most advanced product candidate, PH94B neuroactive nasal spray, is fundamentally different from all current treatments for SAD. Developed from proprietary compounds called pherines and administered as a nasal spray, PH94B activates nasal chemosensory neurons that trigger neural circuits in the brain that suppress fear and anxiety. In a published double-blind, placebo-controlled Phase 2 clinical trial, PH94B was significantly more effective than placebo in reducing public-speaking and social interaction anxiety on laboratory challenges of individuals with SAD. Its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date make our PH94B neuroactive nasal spray an excellent product candidate with potential to become the first FDA-approved on-demand treatment for SAD. Additional potential indications for PH94B include post-traumatic stress disorder (PTSD), general anxiety disorder (GAD), postpartum anxiety (PPA) and other neuropsychiatric indications.

AV-101 (4-Cl-KYN), one of our two product candidates for MDD, belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including MDD, chronic neuropathic pain (NP), epilepsy, levodopa-induced dyskinesia (LID) and many others. AV-101 is an oral prodrug of 7-Cl-KYNA which binds uniquely at the glycine site of the NMDA receptor and has potential to be a new at-home treatment for MDD. AV-101 is currently in Phase 2 development in the U.S. for MDD. ELEVATE is our Phase 2 multicenter, double blind, placebo-controlled clinical study to evaluate the efficacy and safety of AV-101 as an add-on treatment for MDD in adult patients with an inadequate therapeutic response to current FDA-approved oral antidepressants (ADs) (the ELEVATE Study). We currently anticipate top line results from the ELEVATE Study in the second half of this calendar year. In addition to MDD, we believe preclinical data and positive safety data in all clinical studies to date support AV-101’s potential to treat LID, NP, and suicidal ideation (SI). The FDA has granted Fast Track designation for development of AV-101 both as a potential add-on treatment (together with a current FDA-approved antidepressant (an SSRI or an SNRI)) for adult patients with MDD who have an inadequate response to their current ADs and as a non-opioid treatment for NP. Additional potential indications for AV-101 include as a non-addictive, non-sedating treatment of NP, epilepsy, and to reduce LID in individuals with Parkinson’s disease.

We are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The Baylor Study is a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans who respond to ketamine-based therapy. We previously entered into a Material Transfer Cooperative Research and Development Agreement (MT CRADA) with the VA regarding clinical trial material for the Baylor Study. Government funding from the VA is being provided for substantially all other study costs.

Our other product candidate for MDD in Phase 2 development for MDD is PH10 neuroactive nasal spray. PH10 is a potential first-in-class, CNS neuroactive nasal spray administered in microgram doses for MDD. PH10 activates nasal chemosensory neurons that, in turn, engage GABA (gamma-aminobutyric acid) and CRH (corticotropin-releasing hormone) neurons in the limbic amygdala system. The activation of these neural circuits is believed to have the potential to lead to rapid antidepressant effects without psychological side effects, systemic exposure or safety concerns often associated with current antidepressants. Based on positive results of a small exploratory Phase 2a study in MDD in which rapid-onset antidepressant effects were observed without psychological side effects or systemic exposure, we are preparing for planned Phase 2b clinical development of PH10 as a stand-alone treatment for MDD.

Our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem), is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue and develop proprietary new chemical entities (NCEs) for CNS and other diseases. In addition, VistaStem’s hPSC technology has potential applications in cell therapy and regenerative medicine (CT/RM) involving hPSC-derived blood, cartilage, heart and liver cells. VistaStem’s drug rescue activities utilize CardioSafe 3D, its customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential CT/RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation CT/ RM company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional CT/RM collaborations or licensing transactions involving hPSC-derived blood, cartilage, and/or liver cells.

Subsidiaries

As noted above, VistaStem, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on June 25, 2019, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our initial CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD. In addition, we have devoted resources to stem cell technology research and development, bioassay development and small molecule drug development, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As disclosed above, during our fiscal year ended March 31, 2019, we acquired the rights to develop and commercialize PH94B and PH10 and are actively pursuing initiatives to advance their clinical and nonclinical development. As of June 30, 2019, we had an accumulated deficit of approximately $187.3 million. Our net loss for the quarters ended June 30, 2019 and 2018 was approximately $6.2 million and $4.2 million, respectively. We expect losses to continue for the foreseeable future, primarily as we complete our ELEVATE Study, pursue further clinical development of AV-101 for the adjunctive treatment of MDD and for a range of other CNS indications, and further develop PH94B and PH10.

Summary of the Quarter Ended June 30, 2019

During the quarter ended June 30, 2019, we continued to (i) advance nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several CNS indications with significant unmet need, (ii) advance the nonclinical, including manufacturing, and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and Phase 2 clinical development of PH10 for MDD, (iii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, and (iv) on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

We have continued to conduct our ELEVATE Study throughout the quarter, in addition to producing supplies of AV-101 and conducting or initiating certain Phase 3-enabling nonclinical studies involving AV-101.

Pursuant to our MT CRADA with the VA and our arrangements with Baylor, Baylor continued the Baylor Study to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDA function and others possibly related to suicidal ideation in U.S. Military Veterans.

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

Over the recent fiscal years and throughout this quarter, we have pursued patent applications in the U.S., Australia, China, Europe, Japan and other selected countries and regions with significant commercial potential. Several of these patent applications, including a patent for treatment of MDD with AV-101 granted in Australia, were recently allowed or have been granted in the U.S. and other major pharmaceutical markets. Based on patent issuances or allowances to-date in several countries, we believe that pending counterpart patent applications related to AV-101 currently under review in other countries also are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

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

Following the completion of our public offering in February 2019, which generated $11.5 million in gross proceeds to us, we did not complete any additional financing transactions during the period ended June 30, 2019. As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the clinical and nonclinical development of AV-101, PH94B, PH10 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018 (amounts in thousands).

	Three Months Ended June 30,
	2019	2018

Operating expenses:
Research and development	$4,314	$2,744
General and administrative	1,910	1,466
Total operating expenses	6,224	4,210

Loss from operations	(6,224)	(4,210)

Interest income (expense), net	16	(2)

Loss before income taxes	(6,208)	(4,212)
Income taxes	(2)	(2)

Net loss	(6,210)	(4,214)
Accrued dividend on Series B Preferred Stock	(302)	(274)
Net loss attributable to common stockholders	$(6,512)	$(4,488)

Revenue

We reported no revenue for either the quarter ended June 30, 2019 or 2018 and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 BlueRock Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $4.3 million compared to $2.7 million for the quarters ended June 30, 2019 and 2018, respectively. Continuing expenses of the ELEVATE Study and various AV-101 nonclinical activities, including manufacturing additional quantities of AV-101 and other developmental studies, as well as nonclinical activities supporting the continuing development of PH94B are the primary reasons for the increase in research and development expense. Noncash expenses included in research and development expense, primarily stock compensation and depreciation, accounted for approximately $416,000 and $255,000 in the quarters ended June 30, 2019 and 2018, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2019	2018

Salaries and benefits	$340	$316
Stock-based compensation	391	230
Consulting and other professional services	136	14
Technology licenses and royalties	167	124
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	2,666	1,903
PH94B and PH10 expenses	424	-
Stem cell and all other	42	39
	3,132	1,942
Rent	136	104
Depreciation	12	12
All other	-	2
Total Research and Development Expense	$4,314	$2,744

The increase in salaries and benefits expense reflects the impact of salary increases granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff effective in April 2019.

Stock-based compensation expense reflects the routine amortization of option grants made to our CSO, CMO, scientific staff and certain consultants in June 2016 and thereafter, all earlier grants having become fully vested and amortized. Grants awarded after June 2018 account for approximately $139,000 of the $161,000 increase in 2019 expense compared to 2018. Expense attributable to these grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018 and May 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third-parties, in 2018, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in 2019 expense also reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

Technology license expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements or that we have elected to pursue for commercial purposes. We recognize these costs as they are invoiced to us by the licensors or counsel and they do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries with respect to AV-101 and our stem cell technology platform. Support of the intellectual property portfolios of PH94B and PH10 contributed only nominally to this expense in 2019.

AV-101 project expense for each of the quarters presented primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future Phase 3-enabling nonclinical trials and clinical development of AV-101 for MDD and other potential CNS indications. In addition to increased ELEVATE Study costs in 2019, we have incurred further costs associated with various Phase 3-enabling initiatives and nonclinical trials.

Current quarter expense related to PH94B primarily reflects manufacturing and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD. Similar initiatives with respect to PH10 for MDD were planned during the current quarter and are scheduled to begin in the quarter ending September 30, 2019.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years.

The increase in rent expense reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term, for our South San Francisco office and laboratory facility lease. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information.

General and Administrative Expense

General and administrative expense increased to approximately $1.9 million, from approximately $1.5 million for the quarters ended June 30, 2019 and 2018, respectively. Noncash expense, $772,000 in the quarter ended June 30, 2019, increased from $503,000 in the quarter ended June 30, 2018 primarily due to an increase in stock-based compensation offset by a decrease in noncash components of investor and public relations expenses. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2019	2018

Salaries and benefits	$344	$299
Stock-based compensation	672	382
Board fees	46	39
Legal, accounting and other professional fees	279	251
Investor and public relations	304	286
Insurance	82	68
Travel expenses	30	37
Rent and utilities	90	71
All other expenses	63	33
	$1,910	$1,466

The increase in salaries and benefits primarily reflects the impact of salary increases granted effective April 2019 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff.

Stock-based compensation expense reflects the routine amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants in June 2016 and thereafter, all earlier grants having become fully vested and amortized. Grants awarded after June 2018 account for approximately $248,500 of the $290,000 increase in 2019 expense compared to 2018 expense. Expense attributable to these grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018 and May 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board and the 2019 increase reflects the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for the quarters ended June 30, 2019 and 2018 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the financial statements for the first quarter of the fiscal year. In 2019 and 2018, we also incurred $30,000 and $10,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended June 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized $79,400 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the prior fiscal year to various corporate development, investor relations, and market awareness service providers. The balance of the fair value of the securities granted remains recorded as a prepaid expense at June 30, 2019 and is being amortized over the remaining service period of the respective contracts. In the quarter ended June 30, 2018, in addition to cash fees and expenses we incurred, we granted an aggregate of 100,000 unregistered shares of our common stock to certain investor relations, market awareness and financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000, representing the fair value of the stock at the time of issuance.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. markets, and certain international markets in 2019, with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our ELEVATE Study in both years.

The increase in rent expense reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term, for our South San Francisco office and laboratory facility lease. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information.

Interest and Other Expenses

Interest income, net of interest expense, totaled $16,500 for the quarter ended June 30, 2019 compared to interest expense of $2,100 for the quarter ended June 30, 2018. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2019	2018

Interest income	$19	$-
Interest expense on premium financing and capital lease (2018)	(3)	(2)
Interest income (expense), net	$16	$(2)

Following the completion of our public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of the proceeds in interest-bearing cash equivalent accounts and earned interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on a lease of office equipment treated as a capitalized lease in 2018 and as a financing lease subject to ASC 842 in 2019.

We recognized $302,500 and $273,500 for the quarters ended June 30, 2019 and 2018, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials such as the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in non-cash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At June 30, 2019, we had cash and cash equivalents of approximately $8.3 million.

Although we believe our cash position at June 30, 2019 is sufficient to complete and announce top line results of our ELEVATE Study, our cash position at June 30, 2019 considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to complete our ELEVATE study, prepare for and launch a pivotal Phase 3 clinical trial of PH94B, prepare for additional Phase 2 clinical studies and certain nonclinical studies involving AV-101 and prepare for a Phase 2b clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our effective Registration Statement on Form S-3 (Registration No. 333-215671) (the S-3 Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of AV-101, PH94B, PH10 and/or additional product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of AV-101, PH94B, PH10 or other product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Eneded June 30,
	2019	2018

Net cash used in operating activities	$(4,761)	$(3,135)
Net cash used in investing activities	-	(35)
Net cash (used in) provided by financing activities	(42)	23

Net decrease in cash and cash equivalents	(4,803)	(3,147)
Cash and cash equivalents at beginning of period	13,100	10,378
Cash and cash equivalents at end of period	$8,297	$7,231

The increase in cash used in operations results primarily from the conduct of our ELEVATE Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018. Contributing additionally to the increase are modest increases in employee cash compensation and benefits and an increase in various investor relations and corporate development and awareness initiatives. Cash used in investing activities in 2018 reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, CA, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in 2018 reflects the first cash proceeds from our Summer 2018 Private Placement net of routine insurance premium financing note and lease payments in both years.

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

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on June 25, 2019, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Management does not believe that these weaknesses have resulted in any deficient financial reporting and believes that current resources would be more appropriately applied elsewhere and when resources permit, they will alleviate such material weaknesses through various steps, which may include the addition of qualified financial personnel and/or the acquisition and implementation of alternative accounting software. Accordingly, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this Report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (Report) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2019 before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of one or more of our current drug candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any DR NCE we produce will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. AV-101 was previously tested by the NIMH in the NIMH Study, is currently being tested by Baylor in the Baylor Study and may be subjected to testing in the future for other CNS indications in additional investigator-sponsored clinical trials. Although no treatment-related serious adverse events (SAEs) were observed in the NIMH Study, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to AV-101 are observed in the Baylor Study other investigator-sponsored clinical trials of AV-101, our clinical trials of AV-101, including our ELEVATE Study, or in our future clinical trials of PH94B or PH10, it may adversely affect or delay our clinical development and commercialization of AV-101, PH94B or PH10, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects or safety concerns caused by these product candidates, a number of potentially significant negative consequences could result, including:

●
regulatory authorities may withdraw, suspend, or limit approvals of such product and require us to take them off the market;

●
regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

●
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS or REMS-like plan to ensure that the benefits of the product outweigh its risks;

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

We will need to complete our ELEVATE Study, at least two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of any NDA for regulatory approval for AV-101 as an add-on treatment for MDD in patients with an inadequate response to current ADs, or any other CNS indication. Similarly, we will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an on-demand treatment for SAD or any CNS other indication. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as treatment for MDD, or any other CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Except as disclosed herein, we do not know whether the Baylor Study, our ELEVATE Study or any of our future-planned nonclinical and clinical trials of AV-101, PH94B, PH10 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

In the field of new generation, oral adjunctive treatments for adult patients with MDD with an inadequate response to standard FDA-approved ADs, we believe our principal competitors may be Axsome’s AX-05, Alkermes’ ALKS-5461, Allergan’s AGN-241751 and Sage’s Sage-217. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered Spravato (esketamine). With respect to PH94B and current FDA-approved treatment options for SAD in the U.S., our competition may include, but is not limited to, certain current generic ADs approved by the FDA for treatment of SAD and certain classes of drugs used on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol.

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

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential DR NCEs and no operating history with respect to the production of DR NCEs, and we may never be able to produce a DR NCE.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $24.6 million and $14.3 million during our fiscal years ended March 31, 2019 and 2018, respectively, and approximately $6.2 million for the quarter ended June 30, 2019. At June 30, 2019, we had an accumulated deficit of approximately $187.3 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K for the year ended March 31, 2019 were prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from this offering as well as future sales of our securities or potentially obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain any future funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

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

At June 30, 2019, we had cash and cash equivalents of approximately $8.3 million. We do not believe this amount alone is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. We expect to seek additional capital to produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce additional AV-101 study material for future nonclinical and clinical studies, conduct AV-101 Phase 3-enabling toxicology studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in LID, MDD, NP and SI, produce PH10 study material and conduct a Phase 2b clinical trial of PH10 in MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that (i) the size of our staff does not permit appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions, and (ii) we utilize accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as to not provide an adequate auditing trail of entries made in the accounting software.

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

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as certain of our product candidates or were evaluated in early (often pre-clinical) studies. In addition, even some reports in the trade press and public announcements made us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to our filing of our initial AV-101 patent applications, which describes unit doses for a then future study, but does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in our pending AV-101 patent applications that make similar claims, and we are considering entering this web post in the record of the aforementioned two issued U.S. patents. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to have satisfied the relevant disclosure obligations.

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

As is the case with other pharmaceutical and biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. in recent years enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at June 30, 2019; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at June 30, 2019; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at June 30, 2019. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Dated: August 13, 2019