Form 10-Q
period 2019-09-30
VistaGen Therapeutics, Inc.
filed 2019-11-07
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 6, 2019, 43,222,965 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2019

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2019	2019
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$4,072,400	$13,100,300
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	604,500	250,900
Total current assets	4,676,900	13,651,200
Property and equipment, net	260,600	312,700
Right of use asset - operating lease	3,750,200	-
Security deposits and other assets	47,800	47,800
Total assets	$8,735,500	$14,011,700

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,449,800	$1,055,000
Accrued expenses	2,215,500	1,685,600
Current notes payable	159,300	57,300
Operating lease oligation	289,600	-
Financing lease obligation	3,100	3,000
Total current liabilities	4,117,300	2,800,900

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	4,364,500	3,748,200
Deferred rent liability	-	381,100
Operating lease obligation	3,879,400	-
Financing lease obligation	4,700	6,300
Total non-current liabilities	8,248,600	4,135,600
Total liabilities	12,365,900	6,936,500

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and March 31, 2019:
Series A Preferred, 500,000 shares authorized, issued and outstanding at September 30, 2019 and March 31, 2019	$500	$500
Series B Preferred; 4,000,000 shares authorized at September 30, 2019 and March 31, 2019; 1,160,240 shares
issued and outstanding at September 30, 2019 and March 31, 2019	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at September 30, 2019 and March 31, 2019; 2,318,012 share
issued and outstanding at September 30, 2019 and March 31, 2019	2,300	2,300
Common stock, $0.001 par value; 175,000,000 and 100,000,000 shares authorized at September 30, 2019 and
March 31, 2019, respectively; 42,758,630 shares issued and outstanding at September 30, 2019 and March 31, 2019	42,800	42,800
Additional paid-in capital	192,970,100	192,129,900
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2019 and March 31, 2019	(3,968,100)	(3,968,100)
Accumulated deficit	(192,679,200)	(181,133,400)
Total stockholders’ (deficit) equity	(3,630,400)	7,075,200
Total liabilities and stockholders’ (deficit) equity	$8,735,500	$14,011,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$4,205,200	$5,261,100	$8,519,100	$8,004,800
General and administrative	1,146,100	2,171,000	3,056,200	3,637,300
Total operating expenses	5,351,300	7,432,100	11,575,300	11,642,100
Loss from operations	(5,351,300)	(7,432,100)	(11,575,300)	(11,642,100)
Other income (expenses), net:
Interest income (expense), net	15,400	(2,900)	31,900	(5,000)
Loss before income taxes	(5,335,900)	(7,435,000)	(11,543,400)	(11,647,100)
Income taxes	-	-	(2,400)	(2,400)
Net loss and comprehensive loss	$(5,335,900)	$(7,435,000)	$(11,545,800)	$(11,649,500)

Accrued dividend on Series B Preferred stock	(313,800)	(283,600)	(616,300)	(557,100)

Net loss attributable to common stockholders	$(5,649,700)	$(7,718,600)	$(12,162,100)	$(12,206,600)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.13)	$(0.30)	$(0.29)	$(0.50)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	42,622,965	25,815,245	42,622,965	24,267,816

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,545,800)	$(11,649,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,100	37,900
Stock-based compensation	1,456,500	1,785,000
Amortization of fair value of common stock issued for services	92,100	207,300
Fair value of common stock issued for product licenses and option	-	2,250,000
Amortization of fair value of warrants issued for services	13,800	25,100
Changes in operating assets and liabilities:
Receivable from supplier	300,000	-
Prepaid expenses and other current assets	(229,200)	365,400
Right of use asset - operating lease	164,900	-
Operating lease liability	(127,100)	-
Accounts payable and accrued expenses	924,500	(212,300)
Deferred rent	-	128,000
Net cash used in operating activities	(8,898,200)	(7,063,100)

Cash flows from property and investing activities:
Construction of tenant improvements	-	(169,800)
Net cash used in investing activities	-	(169,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	-	4,778,700
Proceeds from exercise of warrants	-	7,500
Repayment of financing lease obligation	(1,500)	(1,300)
Repayment of notes payable	(128,200)	(98,700)
Net cash (used in) provided by financing activities	(129,700)	4,686,200
Net decrease in cash and cash equivalents	(9,027,900)	(2,546,700)
Cash and cash equivalents at beginning of period	13,100,300	10,378,300
Cash and cash equivalents at end of period	$4,072,400	$7,831,600

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$230,200	$160,500
Accrued dividends on Series B Preferred	$616,300	$557,100

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(Amounts in Dollars, except share amounts)

												Total
									Additional			Stockholders'
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,068,280	$23,100	$167,401,400	$(3,968,100)	$(156,543,800)	$6,916,600

Proceeds from sale of common stock and warrants for	-	-	-	-	-	-	40,000	-	50,000	-	-	50,000
Proceeds from exercise of warrants	-	-	-	-	-	-	5,000	-	7,500	-	-	7,500
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(273,500)	-	-	(273,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	612,600	-	-	612,600
Fair value of common stock issued for services	-	-	-	-	-	-	100,000	100	122,900	-	-	123,000

Net loss for the quarter ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	(4,214,500)	(4,214,500)

Balances at June 30, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,213,280	$23,200	$167,920,900	$(3,968,100)	$(160,758,300)	$3,221,700

Proceeds from sale of common stock and warrants for cash in private placement offering	-	-	-	-	-	-	3,783,000	3,800	4,725,000	-	-	4,728,800
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(283,600)	-	-	(283,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,172,400	-	-	1,172,400
Fair value of common stock issued for PH94B license and PH10 option	-	-	-	-	-	-	1,630,435	1,600	2,248,400	-	-	2,250,000
Fair value of common stock and warrants issued for services	-	-	-	-	-	-	50,000	100	334,800	-	-	334,900

Net loss for the quarter ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	(7,435,000)	(7,435,000)

Balances at September 30, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	28,676,715	$28,700	$176,117,900	$(3,968,100)	$(168,193,300)	$3,989,200

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,890,400	$(3,968,100)	$(187,343,300)	$1,625,800

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(313,800)	-	-	(313,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	393,500	-	-	393,500

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	(5,335,900)	(5,335,900)

Balances at September 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,970,100	$(3,968,100)	$(192,679,200)	$(3,630,400)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing differentiated new generation medications for central nervous system (CNS) diseases and disorders with high unmet need. Our product candidate portfolio includes three differentiated clinical-stage candidates, AV-101, PH10 and PH94B, which we are developing for multiple CNS indications. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

AV-101 (4-Chlorokynurenine or 4-Cl-KYN) belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including major depressive disorder (MDD), chronic neuropathic pain, epilepsy, levodopa-induced dyskinesia and many others. AV-101 is an oral prodrug of 7-Cl-KYNA which binds uniquely at the glycine site of the NMDA receptor. We are developing AV-101 initially for the treatment of MDD, a serious neurobiologically-based mood disorder which is a leading cause of disability globally, affecting approximately 17 million adults in the United States and nearly 300 million people worldwide according to the U.S. National Institutes of Health (NIH). AV-101 is currently in development in the U.S. as an adjunctive or add-on treatment (together with current FDA-approved antidepressants (SSRIs and SNRIs)) through the ELEVATE study, our U.S. multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical study to evaluate the efficacy and safety of adjunctive use of AV-101 in adult MDD patients who have an inadequate response to standard FDA-approved oral antidepressant therapy (the ELEVATE Study). In addition to the ELEVATE Study, we are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDA receptor function and other biomarkers possibly related to suicidal ideation in U.S. Military Veterans (the Baylor Study). The FDA has granted Fast Track designation for development of AV-101 as an add-on, or adjunctive, treatment for MDD. We believe AV-101 has potential as a novel treatment for multiple additional CNS indications, including as a non-opioid treatment for chronic neuropathic pain, for which the FDA has granted a second AV-101 Fast Track designation, as well as a novel oral therapy for dyskinesia associated with levodopa therapy for Parkinson’s disease and suicidal ideation.

PH10 is a novel, rapid-acting CNS neuroactive nasal spray for MDD. Administered in microgram doses, PH10 activates nasal chemosensory receptors that, in turn, engage neural circuits that lead to rapid antidepressant effects without the psychological side effects, systemic exposure or safety concerns often associated with current oral antidepressants and ketamine-based therapies (intravenous ketamine or esketamine nasal spray) (KBT). In an exploratory 30-patient Phase 2a clinical study, PH10 was well-tolerated and, at microgram doses, demonstrated rapid-onset antidepressant effects, as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety concerns. Based on positive results from this exploratory Phase 2a study, we are planning Phase 2b clinical development of PH10 in 2020, initially as a new stand-alone treatment for MDD. In a manner similar to the potential of AV-101, with its exceptional safety profile during clinical development to date, PH10 also has potential to change the current paradigm for treatment of treatment-resistant depression (TRD) with KBT, which must be administered in a clinical setting, by enabling those who respond to KBT to transition to more convenient home-based use of PH10 to maintain the initial therapeutic benefits of KBT.

PH94B is also a novel, rapid-acting CNS neuroactive nasal spray administered in microgram doses. We are initially developing PH94B for treatment of social anxiety disorder (SAD), which affects over 20 million Americans and, according to the NIH, is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. The person is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, it gets in the way of going to work, attending school, or doing everyday things. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them.  Some people with SAD do not have anxiety in social situations but have performance anxiety instead. They feel physical symptoms of anxiety in performance situations, such as giving a speech, playing a sports game, or dancing or playing a musical instrument on stage.  SAD usually starts during youth in people who are extremely shy. Without treatment, social anxiety disorder can last for many years or a lifetime and prevent a person from reaching his or her full potential. Unfortunately, SAD often predisposes to depression and substance abuse. Only three drugs, all antidepressants, are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. However, for treatment of both MDD and SAD, current oral antidepressants (ADs) have slow onset of effect (often several weeks to months) and significant side effects that may make them inadequate treatment alternatives for many individuals affected by MDD and SAD.

PH94B is fundamentally differentiated from all current treatments for SAD. PH94B activates nasal chemosensory receptors that, in turn, engage neural circuits that lead to rapid suppression of fear and anxiety. In clinical studies to date, PH94B has not shown psychological side effects, systemic exposure, sedation or other safety concerns often associated with current antidepressants approved by the FDA for treatment of SAD, as well as benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but are often prescribed for treatment of SAD off-label. In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing public-speaking and social interaction anxiety on laboratory challenges of individuals with SAD within 10 to 15 minutes of self-administration.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 clinical trials to date, we are preparing to begin pivotal Phase 3 development of PH94B neuroactive nasal spray to become the first FDA-approved on-demand treatment for SAD. Additional potential CNS indications for PH94B include, general anxiety disorder (GAD), peripartum anxiety, preoperative anxiety, panic disorder and post-traumatic stress disorder (PTSD).

In addition to our current CNS product candidates, we have pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for CNS and other diseases and regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells. Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company recently acquired by Bayer AG (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2019 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2020, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2019 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 25, 2019.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $192.7 million accumulated from inception (May 1998) through September 30, 2019. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of AV-101, PH94B and PH10, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through September 30, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At September 30, 2019, we had cash and cash equivalents of approximately $4.1 million. As disclosed in Note 11, Subsequent Events, since September 30, 2019, we have completed a self-placed private placement of units consisting of unregistered shares of our common stock and warrants to purchase unregistered shares of our common stock pursuant to which we have received cash proceeds of $600,000 (the Fall 2019 Private Placement). Nevertheless, we believe that our cash position at September 30, 2019, including the proceeds from the Fall 2019 Private Placement, considered with our recurring and anticipated losses, negative cash flows from operations and stockholders’ deficit make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to finalize the ELEVATE Study, prepare for and potentially launch Phase 3 clinical trials of AV-101 and/or PH94B, prepare for additional Phase 2 clinical studies and certain nonclinical studies involving AV-101, PH10 and PH94B and prepare for a Phase 2b clinical trial of PH10, and raises substantial doubt that we can continue as a going concern. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of AV-101, PH94B, PH10, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September and October 2018, we acquired exclusive worldwide licenses to develop and commercialize PH94B and PH10, respectively, by issuing an aggregate of 2,556,361 unregistered shares of our common stock having an issuance-date fair market value of $4,250,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each will require significant additional development and expense, we expensed the costs related to acquiring the licenses and the option during our fiscal year ended March 31, 2019.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions. Non-cash expense attributable to compensatory grants of stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or amortized ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Research and development expense	$167,500	$450,600	$558,100	$680,700
General and administrative expense	226,000	721,800	898,400	1,104,300
Total stock-based compensation expense	$393,500	$1,172,400	$1,456,500	$1,785,000

In May 2019, the Compensation Committee of our Board of Directors (the Board) approved the grant of options from our 2016 Amended and Restated Stock Incentive Plan (the 2016 Plan) to purchase an aggregate of 1,220,000 shares of our common stock at a then above-market exercise price of $1.00 per share to the independent members of our Board, our officers and employees and certain consultants. The options vested 25% upon grant with the remaining shares vesting ratably over three years for independent directors, officers and employees, and over two years for consultants. We valued the options granted in May 2019 using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	May 2019
Market price per share at grant date	$0.80
Exercise price per share	$1.00
Risk-free interest rate	2.12%
Expected term in years	5.53
Volatility	85.90%
Dividend rate	0.0%
Shares	1,220,000

Fair Value per share	$0.54

Additionally, in May 2019, the Compensation Committee approved, subject to subsequent stockholder approval at our 2019 Annual Meeting of Stockholders (Annual Meeting) held in September 2019, the 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and designated 7.5 million shares of our authorized common stock to be reserved thereunder. Further, in May 2019, the Compensation Committee granted options pursuant to the 2019 Plan to one of our officers to purchase 170,000 shares of our common stock at a then above-market exercise price of $1.00 per share, which grant was contingent upon the approval of the 2019 Plan by our stockholders. Our stockholders approved the 2019 Plan at our Annual Meeting and ratified the contingent grant. The option vested 25% upon approval of the 2019 Plan and the remaining shares vest ratably over three years. We valued the option using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	September 2019
Market price per share at grant date	$0.84
Exercise price per share	$1.00
Risk-free interest rate	1.45%
Expected term in years	5.58
Volatility	86.04%
Dividend rate	0.0%
Shares	170,000

Fair Value per share	$0.56

Upon approval of the 2019 Plan by our stockholders, no further option or other equity awards were permitted from our 2016 Plan and all remaining authorized shares of our common stock available for issuance under the 2016 Plan, 1,388,412 shares, became available for issuance under the 2019 Plan.

At September 30, 2019, there were stock options outstanding under our 2016 Plan and 2019 Plan to purchase 8,014,838 shares of our common stock at a weighted average exercise price of $1.40 per share. At that date, there were also 8,718,412 shares of our common stock available for future issuance under the 2019 Plan. See Note 11, Subsequent Events, for disclosure of additional option grants made in October 2019.

Leases, Right-of-Use Assets and Lease Liabilities

On April 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, which replaced the existing guidance in Accounting Standards Codification (ASC) 840, “Leases”, and its subsequent amendments including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASC 842) using the modified transition method.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of September 30,
	2019	2018

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	8,014,838	6,160,338
Outstanding warrants to purchase common stock	21,242,954	20,709,516

Total	33,486,044	31,098,106

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

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at September 30, 2019 or March 31, 2019.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2019, that are of significance or potential significance to us.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (together, ASC 842). The new leasing standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standards require lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance for operating leases. We adopted the standards on the required effective date of April 1, 2019 and did not restate lease expense or lease-related assets or liabilities reported in prior comparative periods. Presentation of our financing lease for office equipment in the consolidated balance sheet is generally consistent with capitalized lease presentation under the prior lease accounting guidance. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows is generally consistent with the prior lease accounting guidance. We elected the package of practical expedients permitted under the transition guidance and, accordingly, the adoption of ASC 842 did not change the prior classification of any of our leases. We elected not to record a right-of-use asset or a lease liability on the balance sheet for leases with a term of 12 months or less and will recognize the associated lease payments in the consolidated statements of operations over the lease term. On the April 1, 2019 adoption date, we recognized approximately $4.3 million as total lease liabilities and $3.9 million as total right-of-use assets in our Condensed Consolidated Balance Sheet and derecognized a deferred rent liability of approximately $0.4 million attributable to the operating lease of our primary office and laboratory facilities recorded in accordance with prior guidance.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2019 and March 31, 2019:

	September 30,	March 31,
	2019	2019

AV-101, PH94B and PH10 materials and contract services	$357,900	$5,900
Fair value of securities issued for professional services	-	105,900
Insurance	206,000	96,300
Public offering filing fees and expenses	30,500	22,300
All other	10,100	20,500
	$604,500	$250,900

The fair value of securities issued for professional services reflects the unamortized portion of the fair value of securities we have issued to certain professional service providers as full or partial compensation for services. The fair value of the securities issued is amortized ratably over the term of the related service agreement.

Note 5. Property and Equipment

Property and equipment is composed of the following at September 30, 2019 and March 31, 2019:

	September 30,	March 31,
	2019	2019

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	84,600
	1,246,100	1,246,100
Accumulated depreciation and amortization	(985,500)	(933,400)
Property and equipment, net	$260,600	$312,700

Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at September 30, 2019 and March 31, 2019 are as follows:

	September 30,	March 31,
	2019	2019

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(8,000)	(6,500)
Net book value of office equipment subject to financing lease	$6,700	$8,200

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2019 and March 31, 2019:

	September 30,	March 31,
	2019	2019

Accrued expenses for AV-101, PH94B, and PH10
clinical trial, development and related expenses	$2,080,700	$1,067,600
Accrued compensation	-	439,200
Accrued professional services	127,600	172,100
All other	7,200	6,700
	$2,215,500	$1,685,600

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at September 30, 2019 and March 31, 2019:

	September 30, 2019			March 31, 2019
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.75% and 7.15% Notes payable
to insurance premium financing company (current)	$159,300	$-	$159,300	$57,300 $	$-	$57,300

In May 2019, we executed a 7.15% promissory note in the principal amount of $230,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $23,800, including principal and interest, through March 2020, and had an outstanding principal balance of $139,800 at September 30, 2019. In February 2019, we executed a 7.75% promissory note in the principal amount of $63,500 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,600 including principal and interest, through December 2019 and had an outstanding principal balance of $19,500 at September 30, 2019.

Note 8.  Capital Stock

During the six months ended September 30, 2019, we did not engage in any capital-raising transactions, nor did we grant any equity securities as full or partial compensation to consultants, other than stock options as described in Stock-Based Compensation in Note 3, Summary of Significant Accounting Policies.

Warrants Outstanding

During the quarter ended June 30, 2019, warrants issued in private placement transactions during calendar 2018 to purchase an aggregate of 805,800 shares of our common stock at exercise prices between $1.50 per share and $1.75 per share became fully-exercisable in accordance with their terms. Accordingly, all warrants outstanding at September 30, 2019 are now fully-exercisable at a weighted average exercise price of $2.43 per share as follows:

Exercise	Weighted		Warrants Outstanding
Price	Average	Expiration	and Exercisable at
per Share	per Share	Date	September 30, 2019

$1.50	$1.50	11/30/2021 to 12/13/2022	14,335,200
$1.59 - $1.80	$1.67	2/28/2022 to 10/10/2022	625,619
$1.82	$1.82	3/7/2023	1,388,931
$2.00 - $3.51	$2.14	4/30/2021 to 10/19/2022	696,693
$5.30	$5.30	5/16/2021	2,705,883
$6.00 - $10.00	$7.15	10/11/2019 to 3/3/2023	1,490,628
	$2.43		21,242,954

Of the warrants outstanding at September 30, 2019, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,596,200 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At September 30, 2019, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development, manufacturing and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study and other potential CNS indications, as well as PH94B, PH10, and other potential product candidates. At September 30, 2019, CBV held approximately 2% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $1,610,900 and $752,200 during the quarters ended September 30, 2019 and 2018, respectively, and $3,016,000 and $1,603,000 for the six months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and March 31, 2019, we had recorded accounts payable and accrued expenses related to CRL aggregating $1,646,800 and $657,800, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, AV-101, PH94B, PH10 and other potential product candidates will increase in future periods.

During our fiscal year ended March 31, 2019, we issued an aggregate of 2,556,361 shares of our unregistered common stock having an issue-date fair market value of $4,250,000 to Pherin Pharmaceuticals, Inc. (Pherin) to acquire exclusive worldwide licenses to develop and commercialize PH94B and PH10. We recorded the acquisition of the licenses as research and development expense during our fiscal year ended March 31, 2019. During the quarters ended September 30, 2019 and 2018, we recorded $30,000 and $10,000, respectively, and during the six months ended September 30, 3019 and 2018, we recorded $60,000 and $10,000 respectively, representing monthly support payments to Pherin under the terms of the PH94B license agreement. We recorded no amounts payable to Pherin at September 30, 2019 or March 31, 2019. At September 30, 2019, Pherin held approximately 4% of our outstanding common stock.

During the six months ended September 30, 2019, we engaged the consulting firm headed by one of the independent members of our Board to provide various market research studies for certain of our product pipeline candidates and recorded research and development expense of $75,100 for the quarter ended September 30, 2019 and $102,800 for the six months ended September 30, 2019 related to such studies. We incurred no such expenses for the three and six months ended September 30, 2018. At September 30, 2019, we recorded $45,000 of accrued expenses related to these studies.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at September 30, 2019:

As of September 30, 2019
Assets
Right of use asset – operating lease	$3,750,200

Liabilities
Current operating lease obligation	$289,600
Non-current operating lease obligation	3,879,400
Total operating lease liability	$4,169,000

The following table summarizes the effect of operating lease costs in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended	For the Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$203,100	$411,900

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2020 (remaining six months)	$315,500
2021	645,800
2022	668,400
2023	726,000
2024	766,000
Thereafter	2,720,400
Total lease expense	5,842,100
Less imputed interest	(1,673,100)
Present value of operating lease liabilities	$4,169,000

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

As of September 30, 2019
Assumed remaining lease term in years	7.84
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

For the Six Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$374,200

During the six months ended September 30, 2019, other than the initial adoption of ASC 842 that required right of use assets and lease liabilities to be recorded, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 and $6,900 for the three and six months ended September 30, 2019, respectively, attributable to this lease.

Note 11.  Subsequent Events

We have evaluated subsequent events through November 6, 2019 and have identified the following matters requiring disclosure:

Grant of Options from the 2019 Plan

During October 2019, we granted options from our 2019 Plan to the independent members of our Board, our officers and employees and certain consultants to purchase an aggregate of 1,575,000 shares of our common stock at an exercise price of $1.41 per share, the quoted closing market price of our common stock on the Nasdaq Capital Market on the grant date. The options were vested 25% at grant with the remaining options vesting ratably over the following 24 months.

Common Stock and Warrants Issued in Fall 2019 Private Placement

Between October 30, 2019 and November 6, 2019, in a self-placed private placement and pursuant to subscription agreements from accredited investors, we sold to such investors units, at a purchase price of $1.00 per unit, consisting of an aggregate of 600,000 unregistered shares of our common stock and warrants, exercisable through November 1, 2023, to purchase 300,000 unregistered shares of our common stock at an exercise price of $2.00 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable prior to six months and one day following issuance. We received aggregate cash proceeds of $600,000 from the sale of the units.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (Board) and stockholders.

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

Business Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing differentiated new generation medications for central nervous system (CNS) diseases and disorders with high unmet need. Our product candidate portfolio includes three differentiated clinical-stage candidates, AV-101, PH10 and PH94B, which we are developing for multiple CNS indications. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

AV-101 (4-Chlorokynurenine or 4-Cl-KYN) belongs to a new generation of investigational medicines in neuropsychiatry and neurology known as NMDA (N-methyl-D-aspartate) glutamate receptor modulators. The NMDA receptor is a pivotal receptor in the brain and abnormal NMDA function is associated with multiple CNS diseases and disorders, including major depressive disorder (MDD), chronic neuropathic pain, epilepsy, levodopa-induced dyskinesia and many others. AV-101 is an oral prodrug of 7-Cl-KYNA, an NMDA receptor antagonist which binds at the glycine site of the NMDA receptor. We are developing AV-101 initially for the treatment of MDD, a serious neurobiologically-based mood disorder which is a leading cause of disability globally, affecting approximately 17 million adults in the United States and nearly 300 million people worldwide according to the U.S. National Institutes of Health (NIH). AV-101 is currently in Phase 2 development in the U.S. as an adjunctive, or add-on, treatment (together with current FDA-approved oral antidepressants (SSRIs and SNRIs)) through the ELEVATE study, our U.S. multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical study to evaluate the efficacy and safety of adjunctive use of AV-101 in adult MDD patients who have an inadequate response to standard FDA-approved oral antidepressant therapy (the ELEVATE Study). In addition to the ELEVATE Study, we are collaborating with Baylor College of Medicine (Baylor) and the U.S. Department of Veterans Affairs (VA) on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn (the Baylor Study). The FDA has granted Fast Track designation for development of AV-101 as an adjunctive, treatment for MDD. We believe AV-101 has potential as a novel treatment for multiple additional CNS indications, including as a non-opioid treatment for chronic neuropathic pain, for which the FDA has granted a second AV-101 Fast Track designation, as well as a novel oral therapy for dyskinesia associated with levodopa therapy for Parkinson’s disease and suicidal ideation.

PH10 is a novel, rapid-acting CNS neuroactive nasal spray for MDD. Administered in microgram doses, PH10 activates nasal chemosensory receptors that, in turn, engage neural circuits that lead to rapid antidepressant effects without the psychological side effects, systemic exposure or safety concerns often associated with current oral antidepressants and ketamine-based therapies (intravenous ketamine or esketamine nasal spray) (KBT). In an exploratory 30-patient Phase 2a clinical study, PH10 was well-tolerated and, at microgram doses, demonstrated rapid-onset and sustained antidepressant effects, as measured by the Hamilton Depression Rating Scale (HAM-D), without psychological side effects or safety concerns often associated with KBT. Based on positive results from this exploratory Phase 2a study, we are preparing for Phase 2b clinical development of PH10 in late-2020, initially as a new stand-alone treatment for MDD. In a manner similar to the potential of AV-101, with its exceptional safety profile during clinical development to date, PH10 also has potential to change the current paradigm for treatment of treatment-resistant depression (TRD) with KBT, which must be administered in a clinical setting, by enabling those who respond to such therapy to transition to more convenient home-based administration of PH10 to maintain the therapeutic benefits of KBT.

PH94B is also a first-in-class, rapid-acting CNS neuroactive nasal spray administered in microgram doses. We are initially developing PH94B initially for treatment of social anxiety disorder (SAD), which affects over 20 million Americans and, according to the NIH, is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. The person is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, it gets in the way of going to work, attending school, or doing everyday things. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them.  Some people with SAD do not have anxiety in social situations but have performance anxiety instead. They feel physical symptoms of anxiety in performance situations, such as giving a speech, playing a sports game, or dancing or playing a musical instrument on stage.  SAD usually starts during youth in people who are extremely shy. Without treatment, social anxiety disorder can last for many years or a lifetime and prevent a person from reaching his or her full potential.

PH94B is fundamentally differentiated from all current treatments for SAD. PH94B activates nasal chemosensory receptors that, in turn, engage neural circuits that lead to rapid suppression of fear and anxiety. In clinical studies to date, PH94B has not shown psychological side effects, systemic exposure, sedation or other safety concerns often associated with current antidepressants approved by the FDA for treatment of SAD, as well as benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but are often prescribed for treatment of SAD off-label. In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing social interaction and public speaking anxiety on laboratory challenges of individuals with SAD within 10 to 15 minutes of self-administration.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 clinical trials to date, we are preparing to begin pivotal Phase 3 development of PH94B neuroactive nasal spray to become the first FDA-approved as-needed, on-demand treatment for SAD. Additional potential CNS indications for PH94B include, general anxiety disorder (GAD), peripartum anxiety, preoperative anxiety, panic disorder and post-traumatic stress disorder (PTSD).

In addition to our current CNS product candidates, we have pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for CNS and other diseases and regenerative medicine (RM) involving hPSC-derived blood, cartilage, heart and liver cells. Our internal drug rescue programs are designed to utilize CardioSafe 3D, our customized cardiac bioassay system, to discover and develop small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential RM applications of our cardiac stem cell technology, we have sublicensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company recently acquired by Bayer AG (BlueRock Therapeutics), rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock Agreement). In a manner similar to the BlueRock Agreement, we may pursue additional collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our initial CNS product candidate, AV-101, from early nonclinical studies to our ongoing Phase 2 clinical development program in MDD, including the ELEVATE Study. In addition, we have devoted resources to stem cell technology research and development, bioassay development and small molecule drug development, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As disclosed above, during our fiscal year ended March 31, 2019, we acquired the rights to develop and commercialize PH94B and PH10 and are actively pursuing initiatives to advance their nonclinical and clinical development. As of September 30, 2019, we had an accumulated deficit of approximately $192.7 million. Our net loss for the six months ended September 30, 2019 and 2018 was approximately $11.5 million and $11.6 million, respectively, including $2.25 million in non-cash expense in 2018 for the acquisition of the PH94B license and the option to acquire a similar license for PH10. We expect losses to continue for the foreseeable future, as we finalize our ELEVATE Study, pursue further clinical development of AV-101 for the adjunctive treatment of MDD, PH94B for SAD, PH10 for MDD, and for additional CNS indications with respect to each of these drug candidates.

Summary of the Six Months Ended September 30, 2019

During the six months ended September 30, 2019, we continued to (i) advance nonclinical development, including manufacturing, and clinical development of AV-101 as a potential new generation antidepressant and as a potential new therapeutic alternative for several CNS indications with significant unmet need, (ii) advance the nonclinical, including manufacturing, and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for SAD and Phase 2 clinical development of PH10 for MDD, (iii) expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of AV-101 in the U.S. and foreign markets, and (iv) on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

In particular, during the six months ended September 30, 2019, we continued to conduct the ELEVATE Study, for which the final patient was dosed at the end of September 2019, produced supplies of AV-101, and conducted and/or initiated certain Phase 3-enabling nonclinical studies involving AV-101.

Pursuant to our Material Transfer Cooperative Research and Development Agreement with the VA and our arrangements with Baylor, Baylor has recently completed dosing of healthy volunteer U.S. Military Veterans in the Baylor Study to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDA receptor function and other biomarkers possibly related to suicidal ideation in U.S. Military Veterans.

We continue to pursue initiatives to secure a broad portfolio of patent protection for AV-101 that covers the treatment of multiple CNS indications, unit dose formulations of AV-101 effective to treat depression, and chemical synthesis methods. With respect to CNS treatments, we obtained patents in several countries for the treatment of depression and we are pursuing patent applications related to treatment of levodopa-induced dyskinesias, certain types of neuropathic pain, tinnitus and obsessive-compulsive disorder. Additional patent applications to other aspects of prognostic testing and treatment using AV-101 are under consideration.

Over the recent and current fiscal years, we have pursued patent applications in the U.S., Australia, China, Europe, Japan and other selected countries and regions with significant commercial potential. Several of these patent applications, including a patent for treatment of MDD with AV-101 granted in Australia, were recently allowed or have been granted in the U.S. and other major pharmaceutical markets. Based on patent issuances or allowances to-date in several countries, we believe that pending counterpart patent applications related to AV-101 currently under review in other countries also are likely to be granted, although there can be no assurance that all pending applications will ultimately be granted.

We have an exclusive license from Pherin to its portfolio of patent assets around PH94B, under clinical development for the treatment of SAD. Patents have issued in several countries, including the U.S., Australia, Canada, China, Europe, Japan, Korea and Mexico.

We also have an exclusive license from Pherin to its portfolio of patent assets around PH10, under clinical development for the treatment of depressive disorders. Patents in this portfolio have issued in the U.S., Australia, China, Europe, Japan and Hong Kong. Applications are pending in Canada, Korea and Mexico.

As with AV-101, we plan to seek regulatory exclusivity in countries where this is available for the therapeutic use of PH94B, with initial emphasis on treating SAD as our lead indication, and for the therapeutic use of PH10, with our lead indication being the treatment of MDD.

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

Subsequent to the completion of our public offering of common stock in February 2019, which generated $11.5 million in gross proceeds to us, we have not completed any additional financing transactions during the six months ended September 30, 2019. As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of AV-101, PH94B, PH10 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018 (amounts in thousands).

	Three Months Ended September 30,
	2019	2018

Operating expenses:
Research and development	$4,205	$5,261
General and administrative	1,146	2,171
Total operating expenses	5,351	7,432

Loss from operations	(5,351)	(7,432)

Interest income (expense), net	15	(3)

Loss before income taxes	(5,336)	(7,435)
Income taxes	-	-

Net loss	(5,336)	(7,435)
Accrued dividend on Series B Preferred Stock	(314)	(284)
Net loss attributable to common stockholders	$(5,650)	$(7,719)

Revenue

We reported no revenue for either the quarter ended September 30, 2019 or September 30, 2018 and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 BlueRock Agreement, which has been assumed by Bayer in connection with its acquisition of BlueRock, in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense decreased from $5.3 million to $4.2 million for the quarters ended September 30, 2019 and 2018, respectively. Expense for the quarter ended September 30, 2018 included $2.25 million noncash expense associated with the acquisition of our license to develop and commercialize PH94B and an option to acquire a similar license for PH10, which was subsequently exercised. While this expense did not recur in the quarter ended September 30, 2019, we incurred increased expenses for the ELEVATE Study and various AV-101 nonclinical activities, including manufacturing additional quantities of AV-101 and other developmental studies, as well as nonclinical activities, including manufacturing, supporting the continuing development of PH94B and PH10. Additional noncash expenses included in research and development expense (excluding the noncash PH94B license and PH10 option acquisition in 2018), primarily stock-based compensation and depreciation, accounted for approximately $190,000 and $474,000 in the quarters ended September 30, 2019 and 2018, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2019	2018

Salaries and benefits	$343	$656
Stock-based compensation	167	451
Consulting and other professional services	188	29
Technology licenses and royalties	142	129
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	2,521	1,607
PH94B and PH10 license and other expenses	670	2,250
Stem cell and all other	30	23
	3,221	3,880
Rent	132	104
Depreciation	12	12
Total Research and Development Expense	$4,205	$5,261

Salaries and benefits expense reported for the quarter ended September 30, 2018 includes a total of approximately $319,000 for bonus payments made to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff during the quarter based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus amount in the quarter ended September 30, 2019 is the impact of salary increases granted to our CMO, CSO and members of our scientific staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the quarter ended September 30, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CSO, CMO, scientific staff and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after September 30, 2018 account for approximately $39,000 of expense in the quarter ended September 30, 2019. Stock-based compensation expense for the quarter ended September 30, 2018 included (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in approximately $265,000 of expense attributable to the new option grants and modifications, including immediate recognition of $104,000 attributable to the modification of exercise prices. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018 and May 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third parties, in 2018, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in 2019 expense also reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

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

AV-101 project expense for each of the quarters presented primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future Phase 3-enabling nonclinical trials and clinical development of AV-101 for MDD and other potential CNS indications. In addition to increased ELEVATE Study costs in 2019, we have incurred further costs associated with various Phase 3-enabling initiatives and nonclinical studies.

Project expenses for the quarter ended September 30, 2019 related to PH94B and PH10 primarily reflect manufacturing and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and to facilitate Phase 2 development of PH10 for MDD. As disclosed earlier, noncash expense of $2.25 million in 2018 related to the acquisition of the PH94B license and PH10 option and represents the fair value of an aggregate of 1,630,435 unregistered shares of our common stock issued to Pherin in September 2018 under the terms of the license and option agreements.

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

General and Administrative Expense

General and administrative expense decreased to approximately $1.1 million, from approximately $2.2 million for the quarters ended September 30, 2019 and 2018, respectively. Noncash expense, $272,000 in the quarter ended September 30, 2019, decreased from $792,000 in the quarter ended September 30, 2018 primarily due to decreases in stock-based compensation and noncash components of investor and public relations expenses, while cash-based salaries and benefits decreased by $426,000. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2019	2018

Salaries and benefits	$340	$766
Stock-based compensation	226	722
Board fees	46	39
Legal, accounting and other professional fees	90	105
Investor and public relations	197	313
Insurance	88	71
Travel expenses	6	39
Rent and utilities	87	72
All other expenses	66	44
	$1,146	$2,171

Salaries and benefits expense reported for the quarter ended September 30, 2018 includes a total of approximately $435,000 for bonus payments made to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff during the quarter based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus amount in the quarter ended September 30, 2019 is the impact of salary increases granted to our CEO, CFO, VP-Corporate Development and a member of our administrative staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the quarter ended September 30, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized. Grants awarded after September 30, 2018 account for approximately $89,000 of the expense in the quarter ended September 30, 2019. Stock-based compensation expense for the quarter ended September 30, 2018 included (i) the impact of new options granted to our CEO, CFO, VP-Corporate Development and a member of our administrative staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CEO, CFO, VP-Corporate Development and a member of our administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in approximately $459,000 of expense attributable to the new option grants and modifications, including immediate recognition of $154,000 attributable to the modification of exercise prices. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, January 2019, May 2019 and September 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services to the independent members of our Board. The 2019 increase reflects the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for the quarters ended September 30, 2019 and 2018 includes expense related to routine legal fees as well as the accounting expense related to the quarterly review of our financial statements. In 2019 and 2018, we also incurred $30,000 and $3,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the quarter ended September 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $26,000 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the prior fiscal year to various corporate development, investor relations, and market awareness service providers. At September 30, 2019, the fair value of the securities granted has been fully amortized. In the quarter ended September 30, 2018, in addition to cash fees and expenses we incurred, we granted an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized non-cash expense of approximately $65,000. The balance of the fair value of the securities granted was recorded as a prepaid expense at September 30, 2018 and was amortized over the remaining period of the respective contracts.

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

Interest and Other Expenses

Interest income, net of interest expense, totaled $15,400 for the quarter ended September 30, 2019 compared to interest expense of $2,900 for the quarter ended September 30, 2018. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2019	2018

Interest income	$19	$-
Interest expense on premium financing and capital lease (2018)	(4)	(3)
Interest income (expense), net	$15	$(3)

Following the completion of our public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the current fiscal year, we deposited a portion of the proceeds in interest-bearing cash equivalent accounts and earned interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on a lease of office equipment treated as a capitalized lease in 2018 and as a financing lease subject to ASC 842 in 2019.

We recognized $313,800 and $283,600 for the quarters ended September 30, 2019 and 2018, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Comparison of Six Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended September 30, 2019 and 2018 (amounts in thousands).

	Six Months Ended September 30,
	2019	2018

Operating expenses:
Research and development	$8,519	$8,005
General and administrative	3,056	3,637
Total operating expenses	11,575	11,642

Loss from operations	(11,575)	(11,642)

Interest income (expense), net	32	(5)

Loss before income taxes	(11,543)	(11,647)
Income taxes	(2)	(2)

Net loss	(11,545)	(11,649)
Accrued dividend on Series B Preferred Stock	(616)	(557)
Net loss attributable to common stockholders	$(12,161)	$(12,206)

Revenue

We reported no revenue for either the six months ended September 30, 2019 or 2018 and we presently have no recurring revenue generating arrangements with respect to AV-101, PH94B, PH10 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 BlueRock Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense increased to $8.5 million compared to $8.0 million for the six months ended September 30, 2019 and 2018, respectively. Continuing expenses of the ELEVATE Study and various AV-101 nonclinical activities, including manufacturing additional quantities of AV-101 and other developmental studies, as well as nonclinical activities supporting the continuing development of PH94B for SAD and PH10 for MDD are the primary contributors to the increase in research and development expense, more than offsetting the $2.25 million noncash expense in the six months ended September 30, 2018 associated with the acquisition of our license to develop and commercialize PH94B and an option to acquire a similar license for PH10, which was subsequently exercised. Additional noncash expenses included in research and development expense (excluding the noncash PH94B license and PH10 option acquisition in 2018), primarily stock compensation and depreciation, accounted for approximately $607,000 and $729,000 in the six months ended September 30, 2019 and 2018, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2019	2018

Salaries and benefits	$683	$972
Stock-based compensation	558	681
Consulting and other professional services	324	43
Technology licenses and royalties	309	253
Project-related research and supplies:
ELEVATE Study and other AV-101 expenses	5,187	3,510
PH94B and PH10 licenses and other expenses	1,094	2,250
Stem cell and all other	72	62
	6,353	5,822
Rent	268	208
Depreciation	24	24
All other	-	2
Total Research and Development Expense	$8,519	$8,005

Salaries and benefits expense reported for the six months ended September 30, 2018 includes a total of approximately $319,000 for bonus payments made to our CMO, CSO and members of our scientific staff during the second quarter based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus amount in the six months ended September 30, 2019 is the impact of salary increases granted to our CMO, CSO and members of our scientific staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the six months ended September 30, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CSO, CMO, scientific staff and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after September 30, 2018 account for approximately $135,000 of expense in the six months ended September 30, 2019. Stock-based compensation expense for the six months ended September 30, 2018 included (i) the impact of new options granted to our CMO, CSO, and members of our scientific staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in approximately $362,000 of expense attributable to the new option grants and modifications, including immediate recognition of $104,000 attributable to the modification of exercise prices. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018 and May 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees paid or accrued for scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third parties, in 2018, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in 2019 expense also reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

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

AV-101 project expense for each of the periods presented primarily reflects the costs of conducting the ELEVATE Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in future Phase 3-enabling nonclinical trials and clinical development of AV-101 for MDD and other potential CNS indications. In addition to increased ELEVATE Study costs in 2019, we have incurred further costs associated with various Phase 3-enabling initiatives and nonclinical studies.

Expenses for the six months ended September 30, 2019 related to PH94B and PH10 primarily reflect manufacturing and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and to facilitate Phase 2 development of PH10 for MDD. As disclosed earlier, noncash expense of $2.25 million in 2018 related to the acquisition of the PH94B license and PH10 option and represents the fair value of an aggregate of 1,630,435 unregistered shares of our common stock issued to Pherin in September 2018 under the terms of the license and option agreements.

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

General and Administrative Expense

General and administrative expense decreased to approximately $3.1 million, from approximately $3.6 million for the six months ended September 30, 2019 and 2018, respectively. Noncash expense, $1,044,000 for the six months ended September 30, 2019, decreased from $1,295,000 for the six months ended September 30, 2018, primarily due to reductions in stock-based compensation and cash and noncash components of investor and public relations expenses, coupled with a decrease in cash-based salaries and benefits expense. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2019	2018

Salaries and benefits	$684	$1,065
Stock-based compensation	898	1,104
Board fees	92	78
Legal, accounting and other professional fees	369	356
Investor relations	501	599
Insurance	170	139
Travel expenses	36	76
Rent and utilities	177	143
All other expenses	129	77
	$3,056	$3,637

Salaries and benefits expense reported for the six months ended September 30, 2018 includes a total of approximately $435,000 for bonus payments made to our CEO, CFO, VP-Corporate Development and a non-officer member of our administrative staff during the second quarter based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus amount in the six months ended September 30, 2019 is the impact of salary increases granted to our CEO, CFO, VP-Corporate Development and a member of our administrative staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the six months ended September 30, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized. Grants awarded after September 30, 2018 account for approximately $274,000 of the expense in the six months ended September 30, 2019. Stock-based compensation expense for the six months ended September 30, 2018 included (i) the impact of new options granted to our CEO, CFO, VP-Corporate Development and a member of our administrative staff in early August 2018 which options were 25% vested upon grant and vest ratably until becoming fully-vested within two years thereafter, and (ii) the modification in late August 2018 of outstanding options held by our CEO, CFO, VP-Corporate Development and a member of our administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in approximately $310,000 of expense attributable to the new option grants and modifications, including immediate recognition of $154,000 attributable to the modification of exercise prices. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, January 2019, May 2019 and September 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board. The 2019 increase reflects the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for the six months ended September 30, 2019 and 2018 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the quarterly financial statements for the current fiscal year. In 2019 and 2018, we also incurred $60,000 and $13,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. markets and other communication activities focused on expanding market awareness of the Company and its research and development programs, including among registered investment professionals and investment advisors, and individual and institutional investors. In the six months ended September 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized $105,900 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the prior fiscal year to various corporate development, investor relations, and market awareness service providers. At September 30, 2019, the fair value of the securities granted has been fully amortized. In the six months ended September 30, 2018, in addition to cash fees and expenses, we granted an aggregate of 100,000 unregistered shares of our common stock to certain investor relations, market awareness and financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance in the quarter ended June 30, 2018; in the quarter ended September 30, 2018 we granted an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized non-cash expense of approximately $65,000. The balance of the fair value of the securities granted was recorded as a prepaid expense and was amortized over the remaining period of the respective contracts, certain of which extended into 2019.

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

Interest and Other Expenses

Interest income, net of interest expense, totaled $31,900 for the six months ended September 30, 2019 compared to interest expense of $5,000 for the six months ended September 30, 2018. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2019	2018

Interest income	$39	$-
Interest expense on premium financing and capital lease (2018)	(7)	(5)
Interest income (expense), net	$32	$(5)

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

We recognized $616,300 and $557,100 for the six months ended September 30, 2019 and 2018, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $79.0 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials such as the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in non-cash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At September 30, 2019, we had cash and cash equivalents of approximately $4.1 million. As disclosed in Note 11, Subsequent Events, in the Condensed Consolidated Financial Statements included in Item 1 of this Report, since September 30, 2019, we have completed a self-placed private placement of units consisting of unregistered shares of our common stock and warrants to purchase unregistered shares of our common stock pursuant to which we have received cash proceeds of $600,000 (the Fall 2019 Private Placement). Nevertheless, we believe that our cash position at September 30, 2019, including the proceeds from the Fall 2019 Private Placement, considered with our recurring and anticipated losses, negative cash flows from operations and limited stockholders’ equity make it probable, in the absence of additional financing, that we will not have sufficient resources to fund our planned operations for the twelve months following the issuance of these financial statements, during which time we plan to finalize our ELEVATE study, prepare for and launch a pivotal Phase 3 clinical trial of PH94B for SAD, prepare for additional Phase 2 clinical studies and certain nonclinical studies involving AV-101 and prepare for a Phase 2b clinical trial of PH10 for MDD, and raises substantial doubt that we can continue as a going concern. When necessary and advantageous, we plan to raise additional capital, primarily through the sale of our equity securities in one or more private placements to accredited investors or in public offerings. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors or institutions.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(8,898)	$(7,063)
Net cash used in investing activities	-	(170)
Net cash (used in) provided by financing activities	(130)	4,686

Net decrease in cash and cash equivalents	(9,028)	(2,547)
Cash and cash equivalents at beginning of period	13,100	10,378
Cash and cash equivalents at end of period	$4,072	$7,831

The increase in cash used in operations results primarily from the conduct of our ELEVATE Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018, and the nonclinical advancement of PH94B and PH10. Cash used in investing activities in 2018 reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, CA, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in 2018 reflects the first cash proceeds from our Summer 2018 Private Placement net of routine insurance premium financing note and lease payments in both years.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $24.6 million and $14.3 million during our fiscal years ended March 31, 2019 and 2018, respectively, and approximately $11.5 million for the six months ended September 30, 2019. At September 30, 2019, we had an accumulated deficit of approximately $192.7 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

At September 30, 2019, we had cash and cash equivalents of approximately $4.1 million. We do not believe this amount alone is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. We expect to seek additional capital to produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce additional AV-101 study material for future nonclinical and clinical studies, conduct AV-101 Phase 3-enabling toxicology studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in LID, MDD, NP and SI, produce PH10 study material and conduct a Phase 2b clinical trial of PH10 in MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

As the outcome of our ongoing research and development activities, including the outcome of ongoing and future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. Most recently, we completed dosing patients enrolled in the ELEVATE Study, and we expect to report top line results from the ELEVATE Study by the end of 2019. If the results of the ELEVATE Study are supportive of further clinical studies, including a larger, Phase 3 pivotal study, we will experience a substantial increase in research and development costs. This, in turn, will require that we seek additional capital that may result in debt or dilution to our current stockholders. Even if the results of the ELEVATE Study do not warrant additional clinical development of AV-101 as an add-on treatment for MDD, we will continue to incur costs associated with other development programs for AV-101, as well as PH94B and PH10. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have completed in the past, and are currently considering a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2019 and thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Current politics in the U.S. could diminish the value of the pharmaceutical industry, thereby diminishing the value of our securities.

The current political environment in the U.S. has led many incumbents and political candidates to propose various measures to reduce the prices for pharmaceuticals. As we near the U.S. presidential 2020 elections, it is likely that these proposals will receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at September 30, 2019; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at September 30, 2019; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at September 30, 2019. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock and Warrants Issued in Fall 2019 Private Placement

Between October 30, 2019 and November 6, 2019, in a self-placed private placement and pursuant to subscription agreements from accredited investors, we sold to such investors units, at a purchase price of $1.00 per unit, consisting of an aggregate of 600,000 unregistered shares of our common stock and warrants, exercisable through November 1, 2023, to purchase 300,000 unregistered shares of our common stock at an exercise price of $2.00 per share. The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable prior to six months and one day following issuance. We received aggregate cash proceeds of $600,000 from the sale of the units.

Proceeds from the offering will be used for general corporate purposes. The sales described above were made in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering, Regulation D of the Securities Act, and/or Section 3(a)(9) under the Securities Act. In these transactions, certain inquiries were made by the Company to establish that such sales qualified for such exemption from the registration requirements. In particular, the Company confirmed that, with respect to the exemption claimed under Section 4(a)(2) of the Securities Act, that (i) all offers of sales and sales were made by personal contact from officers or directors of the Company or other persons closely associated with the Company, (ii) each investor made representations that he or she was an accredited investor as defined in Rule 501 of Regulation D under the Securities Act (and the Company had no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent, and (iv) offers and sales within the offering were made only to a limited number of persons.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description

10.1	Form of Subscription Agreement for Fall 2019 Private Placement

10.2	Form of Warrant for Fall 2019 Private Placement

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: November 6, 2019