Form 10-Q
period 2019-12-31
VistaGen Therapeutics, Inc.
filed 2020-02-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
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

As of February 13, 2020, 47,963,042 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2019

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2019	2019
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$1,063,300	$13,100,300
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	319,000	250,900
Total current assets	1,382,300	13,651,200
Property and equipment, net	235,100	312,700
Right of use asset - operating lease	3,665,600	-
Security deposits and other assets	47,800	47,800
Total assets	$5,330,800	$14,011,700

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,610,400	$1,055,000
Accrued expenses	951,300	1,685,600
Current notes payable	70,500	57,300
Operating lease obligation	301,400	-
Financing lease obligation	3,200	3,000
Total current liabilities	2,936,800	2,800,900

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	4,686,300	3,748,200
Deferred rent liability	-	381,100
Operating lease obligation	3,798,400	-
Financing lease obligation	3,900	6,300
Total non-current liabilities	8,488,600	4,135,600
Total liabilities	11,425,400	6,936,500

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and March 31, 2019:
Series A Preferred, 500,000 shares authorized, issued and outstanding at December 31, 2019 and March 31, 2019	500	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2019 and March 31, 2019; 1,160,240 shares
issued and outstanding at December 31, 2019 and March 31, 2019	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at December 31, 2019 and March 31, 2019; 2,318,012 shares
issued and outstanding at December 31, 2019 and March 31, 2019	2,300	2,300
Common stock, $0.001 par value; 175,000,000 and 100,000,000 shares authorized at December 31, 2019 and
March 31, 2019, respectively; 44,228,630 and 42,758,630 shares issued and outstanding at December 31, 2019 and
March 31, 2019, respectively	44,200	42,800
Additional paid-in capital	196,466,000	192,129,900
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2019 and March 31, 2019	(3,968,100)	(3,968,100)
Accumulated deficit	(198,640,700)	(181,133,400)
Total stockholders’ (deficit) equity	(6,094,600)	7,075,200
Total liabilities and stockholders’ (deficit) equity	$5,330,800	$14,011,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,014,500	$5,335,500	$11,533,600	$13,340,300
General and administrative	2,948,300	1,856,800	6,004,500	5,494,100
Total operating expenses	5,962,800	7,192,300	17,538,100	18,834,400
Loss from operations	(5,962,800)	(7,192,300)	(17,538,100)	(18,834,400)
Other income (expenses), net:
Interest income (expense), net	1,500	(1,800)	33,400	(6,800)
Loss on extinguishment of accounts payable	-	(22,700)	-	(22,700)
Loss before income taxes	(5,961,300)	(7,216,800)	(17,504,700)	(18,863,900)
Income taxes	(200)	-	(2,600)	(2,400)
Net loss and comprehensive loss	$(5,961,500)	$(7,216,800)	$(17,507,300)	$(18,866,300)

Accrued dividend on Series B Preferred stock	(321,800)	(290,900)	(938,100)	(848,000)

Net loss attributable to common stockholders	$(6,283,300)	$(7,507,700)	$(18,445,400)	$(19,714,300)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.15)	$(0.24)	$(0.43)	$(0.75)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	43,158,889	30,696,312	42,802,256	26,418,440

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,507,300)	$(18,866,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,600	64,800
Stock-based compensation	3,088,700	2,519,700
Expense related to modification of warrants	826,900	25,800
Amortization of fair value of common stock issued for services	92,100	277,600
Fair value of common stock issued for product licenses and option	-	4,250,000
Amortization of fair value of warrants issued for services	13,800	79,800
Loss on settlement of accounts payable	-	22,700
Changes in operating assets and liabilities:
Receivable from supplier	300,000	-
Prepaid expenses and other current assets	56,200	34,600
Right of use asset - operating lease	249,400	-
Operating lease liability	(196,300)	-
Accounts payable and accrued expenses	(178,900)	511,800
Deferred rent	-	109,200
Net cash used in operating activities	(13,177,800)	(10,970,300)

Cash flows from property and investing activities:
Construction of tenant improvements	-	(169,800)
Net cash used in investing activities	-	(169,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	650,000	6,608,700
Proceeds from exercise of warrants	410,000	605,700
Proceeds from sale of warrants	300,000	-
Repayment of financing lease obligation	(2,200)	(2,000)
Repayment of notes payable	(217,000)	(165,300)
Net cash provided by financing activities	1,140,800	7,047,100
Net decrease in cash and cash equivalents	(12,037,000)	(4,093,000)
Cash and cash equivalents at beginning of period	13,100,300	10,378,300
Cash and cash equivalents at end of period	$1,063,300	$6,285,300

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$230,200	$160,500
Accrued dividends on Series B Preferred	$938,100	$848,000
Accounts payable settled by issuing common stock	$-	$40,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)
(Amounts in Dollars, except share amounts)
												Total
									Additional			Stockholders’
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,068,280	$23,100	$167,401,400	$(3,968,100)	$(156,543,800)	$6,916,600

Proceeds from sale of common stock and warrants for
cash in private placement offering	-	-	-	-	-	-	40,000	-	50,000	-	-	50,000
Proceeds from exercise of warrants	-	-	-	-	-	-	5,000	-	7,500	-	-	7,500
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(273,500)	-	-	(273,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	612,600	-	-	612,600
Fair value of common stock issued for services	-	-	-	-	-	-	100,000	100	122,900	-	-	123,000

Net loss for the quarter ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	(4,214,500)	(4,214,500)

Balances at June 30, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,213,280	$23,200	$167,920,900	$(3,968,100)	$(160,758,300)	$3,221,700

Proceeds from sale of common stock and warrants for
cash in private placement offering	-	-	-	-	-	-	3,783,000	3,800	4,725,000	-	-	4,728,800
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(283,600)	-	-	(283,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,172,400	-	-	1,172,400
Fair value of common stock issued for PH94B license
and PH10 option	-	-	-	-	-	-	1,630,435	1,600	2,248,400	-	-	2,250,000
Fair value of common stock and warrants issued for services	-	-	-	-	-	-	50,000	100	334,800	-	-	334,900

Net loss for the quarter ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	(7,435,000)	(7,435,000)

Balances at September 30, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	28,676,715	$28,700	$176,117,900	$(3,968,100)	$(168,193,300)	$3,989,200

Proceeds from sale of common stock and warrants for
cash and s ettlement of professional services payable
in private placement offerings	-	-	-	-	-	-	1,202,939	1,200	1,851,400	-	-	1,852,600
Proceeds from exercise of warrants	-	-	-	-	-	-	398,800	400	597,800	-	-	598,200
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(290,900)	-	-	(290,900)
Stock-based compensation expense	-	-	-	-	-	-	-		734,700	-	-	734,700
Fair value of common stock issued for PH10 license	-	-	-	-	-	-	925,926	900	1,999,100	-	-	2,000,000
Increase in fair value attributed to warrant modifications	-	-	-	-	-	-	-	-	25,800	-	-	25,800

Net loss for the quarter ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	(7,216,800)	(7,216,800)

Balances at December 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	31,204,380	$31,200	181,035,800	$(3,968,100)	(175,410,100)	$1,692,800

Continued

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)
(Amounts in Dollars, except share amounts)

									Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000

Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,890,400	$(3,968,100)	$(187,343,300)	$1,625,800

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(313,800)	-	-	(313,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	393,500	-	-	393,500

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	(5,335,900)	(5,335,900)

Balances at September 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,970,100	$(3,968,100)	$(192,679,200)	$(3,630,400)

Proceeds from sale of units of common stock and warrants
for cash in private placement	-	-	-	-	-	-	650,000	600	649,400	-	-	650,000
Proceeds from sale of warrants in private placement	-	-	-	-	-	-	-	-	300,000	-	-	300,000
Proceeds from exercise of warrants	-	-	-	-	-	-	820,000	800	409,200	-	-	410,000
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(321,800)	-	-	(321,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,632,200	-	-	1,632,200
Increase in fair value attributed to warrant modifications
and additional warrants issued	-	-	-	-	-	-	-	-	826,900	-	-	826,900

Net loss for the quarter ended December 31, 2019	-	-	-	-	-	-	-	-	-	-	(5,961,500)	(5,961,500)

Balances at December 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	44,228,630	$44,200	$196,466,000	$(3,968,100)	$(198,640,700)	$(6,094,600)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing new generation medications for central nervous system (CNS) diseases and disorders with high unmet need. Our pipeline includes three clinical-stage CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, it gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them.  Some people with SAD do not have anxiety in social situations, but instead have performance anxiety. They feel physical symptoms of anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved chronic ADs have slow onset of effect (often many weeks to months) and significant side effects that may make them inadequate or inappropriate treatment alternatives for many individuals affected by SAD episodically. VistaGen’s PH94B is fundamentally differentiated from all current anxiolytics, including all ADs approved by the FDA for treatment of SAD. Intranasal self-administration of only approximately 3.2 micrograms of PH94B binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that lead to rapid suppression of fear and anxiety. In Phase 2 and pilot Phase 3 clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), systemic exposure, sedation or other side effects and safety concerns that may be caused by the current ADs approved by the FDA for treatment of SAD, as well as with the benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but may be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory challenges of individuals with SAD within 10 to 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 and pilot Phase 3 clinical trials to date, we are preparing to begin Phase 3 development of PH94B. Our goal is to develop and commercialize PH94B as the first FDA-approved, fast-acting, on-demand, at-home treatment for SAD. Additional potential anxiety-related neuropsychiatric indications for PH94B include general anxiety disorder, peripartum anxiety (pre- and post-partum anxiety), pre/post-operative anxiety, panic disorder, post-traumatic stress disorder and specific social phobias.

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of major depressive disorder (MDD).

Depression is a serious medical illness and a global public health concern that can occur at any time over a person's life. While most people will experience depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. Symptoms of MDD include diminished pleasure or loss of interest in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. Current FDA-approved medications available in the multi-billion-dollar global AD market often fall far short of satisfying the unmet medical needs of millions suffering from the debilitating effects of depression.

While current FDA-approved ADs are widely used, about two-thirds of patients with MDD do not respond to their initial AD treatment. Inadequate response to current ADs is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and side effect and safety profiles.

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current ADs. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations), systemic exposure or safety concerns that maybe be caused by ketamine-based therapy (KBT), including intravenous ketamine or esketamine nasal spray. In an exploratory 30-patient Phase 2a clinical trial, PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by KBT. Based on positive results from this exploratory Phase 2a study, we are preparing for Phase 2b clinical development of PH10 in MDD. With its exceptional safety profile during clinical development to date, we believe PH10, as a convenient at-home therapy, has potential for multiple applications in global depression markets, including as a stand-alone front-line therapy for MDD, as an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with KBT.

AV-101, an Oral NMDAR Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine, esketamine and ketamine. With its exceptionally few side effects and excellent safety profile, AV-101 has potential to be an oral, new generation treatment for multiple large-market CNS indications where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

We recently completed a double-blind, placebo-controlled, multi-center Phase 2 clinical trial of AV-101 as a potential adjunctive treatment, together with a standard FDA-approved oral AD (either a selective serotonin reuptake inhibitor (SSRI) or a serotonin norepinephrine reuptake inhibitor (SNRI)), in MDD patients who had an inadequate response to a stable dose of a standard AD (the Elevate Study). Topline results of the Elevate Study (n=199) indicated that the AV-101 treatment arm (1440 mg) did not differentiate from placebo on the primary endpoint (change in the Montgomery-Åsberg Depression Rating Scale (MADRS-10) total score compared to baseline), potentially due to sub-therapeutic levels of 7-Cl-KYNA in the brain. As in prior clinical studies, AV-101 was well tolerated, with no psychotomimetic side effects or drug-related serious adverse events.

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid. These surprising effects were first revealed in our recent preclinical studies, although they are consistent with well-documented clinical studies of probenecid increasing the therapeutic benefits of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antiviral drugs. Probenecid otherwise is a safe and well-known organic anion transport inhibitor. When probenecid was administered adjunctively with AV-101 in an animal model, substantially increased brain concentrations of AV-101 (7-fold) and of 7-Cl-KYNA (35-fold) were discovered. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

In addition, a Phase 1b target engagement study completed after the Elevate Study by the Baylor College of Medicine (Baylor) with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). The findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition. Findings from the successful Baylor Study were presented at the 58th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in Orlando, Florida in December 2019.

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. During 2020, we plan to conduct additional AV-101 preclinical studies with adjunctive probenecid to evaluate its potential applicability to MDD and other NMDAR-focused CNS indications for which we have existing data with AV-101 as a monotherapy (epilepsy, levodopa-induced dyskinesia, neuropathic pain and suicidal ideation), to determine the most appropriate path forward for potential clinical development and commercialization of AV-101.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, we have stem cell technology-based, pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover and develop, by utilizing CardioSafe 3D, our customized cardiac bioassay system, small molecule New Chemical Entities (NCEs) for our CNS pipeline or for out-licensing. VistaStem’s stem cell technology involving hPSC-derived blood, cartilage, heart and liver cells has multiple potential applications. To advance potential regenerative medicine (RM) applications of VistaStem’s cardiac stem cell technology, we licensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company which was acquired by Bayer AG in 2019, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock/Bayer Agreement). In a manner similar to the BlueRock/Bayer Agreement, we may pursue additional collaborations or licensing transactions involving VistaStem’s blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2019 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2020, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $198.6 million accumulated from inception (May 1998) through December 31, 2019. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through December 31, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $80.4 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At December 31, 2019, we had cash and cash equivalents of approximately $1.1 million. As disclosed in Note 11, Subsequent Events, since December 31, 2019, we have received net cash proceeds of approximately $2.68 million from a registered direct public offering of our common stock and a concurrent private placement of warrants to purchase unregistered shares of our common stock (the January 2020 Offering). Nevertheless, in the absence of additional financing from the sale of our securities, government research grant awards, strategic collaboration payments, intellectual property licensing or other sources, we believe that our cash position at December 31, 2019, together with the proceeds from the January 2020 Offering, will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements and raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate financing, we plan to prepare for and launch a Phase 3 clinical trial of PH94B for SAD, prepare for a Phase 2b clinical study and certain nonclinical studies involving PH10, PH94B and AV-101 and prepare for and potentially launch a Phase 2b clinical trial of PH10 for MDD. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (i) public offerings and/or (ii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock/Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2020 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications. With the exception of the BlueRock/Bayer Agreement pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, we do not currently have, nor have we had during the periods covered by this Report, any arrangements requiring the recognition of revenue.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of PH94B, PH10, AV-101, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September and October 2018, we acquired exclusive worldwide licenses to develop and commercialize PH94B and PH10, respectively, by issuing an aggregate of 2,556,361 unregistered shares of our common stock having an issuance-date fair market value of $4,250,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each requires significant additional development and expense, we expensed the costs related to acquiring the licenses and the option during our fiscal year ended March 31, 2019.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2019 and 2018.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Research and development expense	$502,500	$274,900	$1,060,600	$955,600
General and administrative expense	1,129,700	459,800	2,028,100	1,564,100
Total stock-based compensation expense	$1,632,200	$734,700	$3,088,700	$2,519,700

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

During the quarter ended December 31, 2019, we granted options from our 2019 Plan to the independent members of our Board, our officers and employees and certain consultants to purchase an aggregate of 1,990,000 shares of our common stock at exercise prices ranging from $0.50 to $1.41 per share. Options granted to Board members, officers, employees and most consultants were vested 25% at grant with the remaining options vesting ratably over the following 24 months. In the case of options granted to certain consultants, the options were vested 25% at grant but the remaining vesting period was less than 24 months to coincide with contractual terms. We valued the options using the Black-Scholes Option Pricing Model and the following assumptions:

	Options Granted on
	October 21, 2019	November 7, 2019	December 4, 2019	December 15, 2019
	(weighted average)	(weighted average)	(weighted average)	(weighted average)
Exercise price	$1.41	$1.20	$0.50	$0.70
Market price on date of grant	$1.41	$1.01	$0.44	$0.70
Risk-free interest rate	1.62%	1.74%	1.60%	1.66%
Expected term (years)	5.39	5.06	5.06	5.06
Volatility	87.52%	88.02%	88.28%	88.44%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share at grant date	$0.99	$0.67	$0.30	$0.49
Number of shares	1,575,000	65,000	250,000	100,000

At December 31, 2019, there were stock options outstanding under our 2016 Plan and 2019 Plan to purchase 9,928,088 shares of our common stock at a weighted average exercise price of $1.37 per share. At that date, there were also 6,805,162 shares of our common stock available for future issuance under the 2019 Plan. See Note 11, Subsequent Events, for disclosure of additional option grants made in January 2020.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	As of December 31,
	2019	2018

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	9,928,088	6,410,338
Outstanding warrants to purchase common stock	23,050,204	21,499,955
Total	37,206,544	32,138,545
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

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at December 31, 2019 or March 31, 2019.

Recent Accounting Pronouncements

Except as described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2019, as compared to the recent accounting pronouncements described in our Form 10-K for our fiscal year ended March 31, 2019, that are of significance or potential significance to us.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019

Clinical and nonclinical materials and contract services	$121,000	$5,900
Fair value of securities issued for professional services	-	105,900
Insurance	119,300	96,300
Public offering filing fees and expenses	30,500	22,300
Conferences, sponsorships and all other	48,200	20,500
	$319,000	$250,900

The fair value of securities issued for professional services reflects the unamortized portion of the fair value of securities we have issued to certain professional service providers as full or partial compensation for services. The fair value of the securities issued is amortized ratably over the term of the related service agreement.

Note 5. Property and Equipment

Property and equipment is composed of the following at December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	84,600
	1,246,100	1,246,100
Accumulated depreciation and amortization	(1,011,000)	(933,400)
Property and equipment, net	$235,100	$312,700

Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at December 31, 2019 and March 31, 2019 are as follows:

	December 31,	March 31,
	2019	2019

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(8,700)	(6,500)
Net book value of office equipment subject to financing lease	$6,000	$8,200

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019

Accrued expenses for AV-101, PH94B, and PH10
clinical trial, development and related expenses	$876,600	$1,067,600
Accrued compensation	-	439,200
Accrued professional services	66,800	172,100
All other	7,900	6,700
	$951,300	$1,685,600

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at December 31, 2019 and March 31, 2019:

	December 31, 2019			March 31, 2019
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.75% and 7.15% Notes payable
to insurance premium financing company (current)	$70,500	$-	$70,500	$57,300	$-	$57,300

In May 2019, we executed a 7.15% promissory note in the principal amount of $230,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $23,800, including principal and interest, through March 2020, and had an outstanding principal balance of $70,500 at December 31, 2019. In February 2019, we executed a 7.75% promissory note in the principal amount of $63,500 in connection with other insurance policy premiums. That note was payable in monthly installments of $6,600 including principal and interest, through December 2019 and was fully paid at December 31, 2019.

Note 8.  Capital Stock

At our Annual Meeting of Stockholders on September 5, 2019, as approved by and recommended to our stockholders by our Board, our stockholders approved an amendment to our Restated Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 100.0 million shares to 175.0 million shares. The amendment became effective on September 6, 2019, upon our filing of a certificate of amendment with the Nevada Secretary of State.

Fall 2019 Private Placement

Between October 30, 2019 and November 7, 2019, in a self-placed private placement and pursuant to subscription agreements received from certain accredited investors, we sold to such investors units, at a purchase price of $1.00 per unit, consisting of an aggregate of 650,000 unregistered shares of our common stock and warrants, exercisable beginning six months following issuance and through November 1, 2023, to purchase 325,000 unregistered shares of our common stock at an exercise price of $2.00 per share (the Fall 2019 Private Placement). We received cash proceeds of $650,000 from the Fall 2019 Private Placement.

As further described below under “Winter 2019 Warrant Modification,” in December 2019, we modified the warrants issued in connection with the Fall 2019 Private Placement to (i) reduce the exercise price from $2.00 per share to $0.50 per share and (ii) to allow for the warrants to become immediately exercisable. Further, we issued warrants to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement (the Additional Warrants) to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100%. The Additional Warrants are immediately exercisable through March 31, 2024 at an exercise price of $0.50 per share.

We calculated the fair value of the Additional Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below, recognizing $88,800 as the fair value of the new warrants and as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended December 31, 2019.

Assumption:	Additional Warrants
Market price per share	$0.44
Exercise price per share	$0.50
Risk-free interest rate	1.59%
Contractual term in years	4.32
Volatility	86.64%
Dividend rate	0.0%

Number of warrant shares	325,000
Weighted average fair value per share	$0.27

Winter 2019 Warrant Modification

On December 4, 2019, we modified outstanding warrants previously issued as a part of completed private placements to temporarily reduce, for a period of two years or, if sooner, until the expiration of the warrant, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time (the Winter 2019 Warrant Modification). Following the two-year period during which the exercise price is reduced, the exercise price of each modified warrant will revert to its pre-modification price. As a result of the Winter 2019 Warrant Modification, outstanding warrants to purchase a total of approximately 6.6 million unregistered shares of our common stock were modified.

We calculated the fair value of the modified warrants, including those issued in the Fall 2019 Private Placement, immediately before and after the modification using the Black Scholes Option Pricing Model for pre-modification valuations and for post-modification valuations for warrants expiring in less than two years. For the warrants expiring after the December 4, 2021 exercise price reversion date, we ran a binomial model using 24 steps, one for each month, and lognormal distribution to estimate our stock price at December 4, 2021, the termination date for the exercise price reduction. We then compared the exercise value of each warrant at each estimated stock price to the remaining option value if the warrant was not exercised on December 4, 2021 and allowed to revert to its original exercise price. For any estimated stock price above $0.50 per share (an in-the-money warrant), we determined that the holders would convert their warrants. For any estimated stock price below $0.50 per share, we determined that the holders would continue to hold their warrants. Given the significant reductions in exercise price (the pre-modification exercise prices range from $1.50 to $2.24 per share), if the warrants are not exercised prior to December 4, 2021, the Black-Scholes values upon the reversion of the exercise prices are very low, such that there is nominal additional value for continuing to hold the warrants. Accordingly, our estimated post-modification fair value for warrants having an expiration date later than the two-year exercise price reversion date, December 4, 2021, is equal to the value of an option determined using the Black Scholes Option Pricing Model having an exercise price of $0.50 per share and a two-year term and related assumptions. The table below indicates the pre- and post-modification weighted average assumptions used in our valuations. We recognized the incremental fair value, $702,500, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended December 31, 2019.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.44	$0.44
Exercise price per share	$1.85	$0.50
Risk-free interest rate	1.58%	1.58%
Remaining contractual term in years	2.25	1.91
Volatility	87.5%	88.1%
Dividend rate	0.0%	0.0%

Number of warrant shares	6,611,759	6,611,759
Weighted average fair value per share	$0.08	$0.19

Following the Winter 2019 Warrant Modification, investors holding a total 820,000 warrants elected to exercise their warrants at the reduced price of $0.50 per share, resulting in proceeds to us of $410,000.

December 19, 2019 Warrant Modification

On December 19, 2019, we modified outstanding warrants previously issued as a part of a completed private placement to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the current trading price of our common stock and to provide additional time for the holders to exercise the warrants (the December 19, 2019 Warrant Modification). As a result of the December 19, 2019 Warrant Modification, outstanding warrants to purchase a total of 80,431 shares of common stock were modified.

We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $35,600, as warrant modification expense, included as a component of general and administrative expenses, in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended December 31, 2019.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.805	$0.805
Exercise price per share	$7.00	$0.805
Risk-free interest rate	1.57%	1.65%
Remaining contractual term in years	0.58	3.034
Volatility	98.7%	84.9%
Dividend rate	0.0%	0.0%

Number of warrant shares	80,431	80.431
Weighted average fair value per share	$0.00	$.044

Winter 2019 Warrant Offering

In December 2019, we commenced a self-placed private placement of warrants to purchase unregistered shares of our common stock at an offering price of $0.15 per warrant (the Winter 2019 Warrant Offering). Warrants offered and sold in the Winter 2019 Warrant Offering have an exercise price of $0.50 per share and term of three years from the issuance date. Over the course of the Winter 2019 Warrant Offering, we sold warrants to purchase a total of 2.0 million unregistered shares of common stock for cash proceeds to us of $300,000, which we accounted for with a corresponding credit to additional paid-in capital, an equity account.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of December 31, 2019 subsequent to the issuances and modifications described above. The weighted average exercise price of outstanding and exercisable warrants at December 31, 2019 is $1.88 per share and $1.90 per share, respectively.

		Warrants	Warrants
Exercise		Outstanding at	Exercisable at
Price	Expiration	December 31,	December 31,
per Share	Date	2019	2019

$0.50	5/20/2020 to 3/31/2024	8,116,759	7,791,759
$0.805	12/31/2022	80,431	80,431
$1.50	12/13/2022	9,596,200	9,596,200
$1.82	3/7/2023	1,388,931	1,388,931
$3.51	12/31/2021	50,000	50,000
$5.30	5/16/2021	2,705,883	2,705,883
$7.00	1/11/2020 to 3/3/2023	1,092,000	1,092,000
$10.00	1/11/2020	20,000	20,000

		23,050,204	22,725,204

Of the warrants outstanding at December 31, 2019, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,596,200 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered. At December 31, 2019, none of our outstanding warrants are subject to down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL). CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development, manufacturing and regulatory affairs associated with our efforts to develop and commercialize PH94B, PH10, AV-101. At December 31, 2019, CBV held approximately 2% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA and our prior May 2007 master services agreement, we incurred expenses of $842,100 and $1,075,800 during the quarters ended December 31, 2019 and 2018, respectively, and $3,858,000 and $2,705,600 for the nine months ended December 31, 2019 and 2018, respectively. At December 31, 2019 and March 31, 2019, we had recorded accounts payable and accrued expenses related to CRL aggregating $898,500 and $657,800, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to PH94B, PH10, AV-101 and other potential product candidates will increase in future periods.

During our fiscal year ended March 31, 2019, we issued an aggregate of 2,556,361 shares of our unregistered common stock having an issue-date fair market value of $4,250,000 to Pherin Pharmaceuticals, Inc. (Pherin) to acquire exclusive worldwide licenses to develop and commercialize PH94B and PH10. We recorded the acquisition of the licenses as research and development expense during our fiscal year ended March 31, 2019. During the quarters ended December 31, 2019 and 2018, we recorded $30,000 in each quarter, and during the nine months ended December 31, 2019 and 2018, we recorded $90,000 and $40,000, respectively, representing monthly support payments to Pherin under the terms of the PH94B license agreement. We recorded no amounts payable to Pherin at December 31, 2019 or March 31, 2019. At December 31, 2019, Pherin held approximately 3% of our outstanding common stock.

During the nine months ended December 31, 2019, we engaged the consulting firm headed by one of the independent members of our Board to provide various market research studies and commercial modeling projects for certain of our CNS pipeline candidates and recorded research and development expense of $5,600 for the quarter ended December 31, 2019 and $108,400 for the nine months ended December 31, 2019 related to such studies. We incurred no such expenses for the three months ended December 31, 2018 and $11,700 for the nine months ended December 31, 2018. We recorded no amounts payable at December 31, 2019 or March 31, 2019 related to these studies.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at December 31, 2019:

As of December 31, 2019
Assets
Right of use asset – operating lease	$3,665,600

Liabilities
Current operating lease obligation	$301,400
Non-current operating lease obligation	3,798,400
Total operating lease liability	$4,099,800

The following table summarizes the effect of operating lease costs in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$203,100	$615,000

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2020 (remaining three months)	$157,800
2021	645,800
2022	668,400
2023	726,000
2024	766,000
Thereafter	2,720,400
Total lease expense	5,684,400
Less imputed interest	(1,584,600)
Present value of operating lease liabilities	$4,099,800

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

As of December 31, 2019
Assumed remaining lease term in years	7.58
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

For the Nine Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$561,900

During the nine months ended December 31, 2019, other than the initial adoption of ASC 842 that required right of use assets and lease liabilities to be recorded, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 and $10,500 for the three and nine months ended December 31, 2019, respectively, attributable to this lease.

Note 11.  Subsequent Events

We have evaluated subsequent events through February 13, 2020 and have identified the following matters requiring disclosure:

Registered Direct Offering of Common Stock and Concurrent Warrant Offering

On January 24, 2020, we entered into a securities purchase agreement with certain accredited investors pursuant to which we received gross cash proceeds of $2.75 million upon the sale of an aggregate of 3,870,077 shares of our common stock at a purchase price of $0.71058 per share (the January 2020 Offering). Concurrently with the January 2020 Offering, we also commenced a private placement in which we issued and sold warrants (the Warrants) exercisable for an aggregate of 3,870,077 unregistered shares of our common stock (the Warrant Shares), having an exercise price of $0.73 per Warrant Share. The 3,870,077 shares of common stock sold in the January 2020 Offering (but not the Warrants or the Warrant Shares) were offered and sold pursuant to a prospectus, dated September 30, 2019, and a prospectus supplement dated January 24, 2020, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-234025).

The Warrants contain customary provisions allowing for adjustment to the exercise price and number of Warrant Shares issuable only in the event of any stock dividend and split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. In addition, subject to limited exceptions, holders of the Warrants will not have the right to exercise any portion of their respective Warrants if the holder, together with any affiliates, would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to such exercise. The Warrants are exercisable from any time after the six-month anniversary of issuance (the Initial Exercise Date) and will expire on the fifth year anniversary of the Initial Exercise Date. The Warrants and the Warrants Shares have not been registered with the Securities and Exchange Commission.

Grant of Options from the 2019 Plan

In January 2020, we issued options to purchase 75,000 shares of our common stock at an exercise price of $0.7074 per share pursuant to the 2019 Plan to a consultant as partial compensation under a professional services contract. The options were vested 25% upon grant with the remaining shares vested ratably over the next twelve months.

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

Business Overview

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a a clinical-stage biopharmaceutical company committed to developing differentiated new generation medications for central nervous system (CNS) diseases and disorders with high unmet need. Our pipeline includes three clinical-stage CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, it gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them.  Some people with SAD do not have anxiety in social situations, but instead have performance anxiety. They feel physical symptoms of anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved chronic ADs have slow onset of effect (often many weeks to months) and significant side effects that may make them inadequate or inappropriate treatment alternatives for many individuals affected by SAD episodically. VistaGen’s PH94B is fundamentally differentiated from all current anxiolytics, including all ADs approved by the FDA for treatment of SAD. Intranasal self-administration of only approximately 3.2 micrograms of PH94B binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that lead to rapid suppression of fear and anxiety. In Phase 2 and pilot Phase 3 clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), systemic exposure, sedation or other side effects and safety concerns that may be caused by the current ADs approved by the FDA for treatment of SAD, as well as with the benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but may be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory challenges of individuals with SAD within 10 to 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 and pilot Phase 3 clinical trials to date, we are preparing to begin Phase 3 development of PH94B. Our goal is to develop and commercialize PH94B as the first FDA-approved, fast-acting, on-demand, at-home treatment for SAD. Additional potential anxiety-related neuropsychiatric indications for PH94B include general anxiety disorder, peripartum anxiety (pre- and post-partum anxiety), pre/post-operative anxiety, panic disorder, post-traumatic stress disorder and specific social phobias.

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of major depressive disorder (MDD).

Depression is a serious medical illness and a global public health concern that can occur at any time over a person's life. While most people will experience depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. Symptoms of MDD include diminished pleasure or loss of interest in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. Current FDA-approved medications available in the multi-billion-dollar global AD market often fall far short of satisfying the unmet medical needs of millions suffering from the debilitating effects of depression.

While current FDA-approved ADs are widely used, about two-thirds of patients with MDD do not respond to their initial AD treatment. Inadequate response to current ADs is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and side effect and safety profiles.

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current ADs. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations), systemic exposure or safety concerns that maybe be caused by ketamine-based therapy (KBT), including intravenous ketamine or esketamine nasal spray. In an exploratory 30-patient Phase 2a clinical trial, PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by KBT. Based on positive results from this exploratory Phase 2a study, we are preparing for Phase 2b clinical development of PH10 in MDD. With its exceptional safety profile during clinical development to date, we believe PH10, as a convenient at-home therapy, has potential for multiple applications in global depression markets, including as a stand-alone front-line therapy for MDD, as an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with KBT.

AV-101, an Oral NMDAR Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine, esketamine and ketamine. With its exceptionally few side effects and excellent safety profile, AV-101 has potential to be an oral, new generation treatment for multiple large-market CNS indications where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

We recently completed a double-blind, placebo-controlled, multi-center Phase 2 clinical trial of AV-101 as a potential adjunctive treatment, together with a standard FDA-approved oral AD (either a selective serotonin reuptake inhibitor (SSRI) or a serotonin norepinephrine reuptake inhibitor (SNRI)), in MDD patients who had an inadequate response to a stable dose of a standard AD (the Elevate Study). Topline results of the Elevate Study (n=199) indicated that the AV-101 treatment arm (1440 mg) did not differentiate from placebo on the primary endpoint (change in the Montgomery-Åsberg Depression Rating Scale (MADRS-10) total score compared to baseline), potentially due to sub-therapeutic levels of 7-Cl-KYNA in the brain. As in prior clinical studies, AV-101 was well tolerated, with no psychotomimetic side effects or drug-related serious adverse events.

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid. These surprising effects were first revealed in our recent preclinical studies, although they are consistent with well-documented clinical studies of probenecid increasing the therapeutic benefits of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antiviral drugs. Probenecid otherwise is a safe and well-known organic anion transport inhibitor. When probenecid was administered adjunctively with AV-101 in an animal model, substantially increased brain concentrations of AV-101 (7-fold) and of 7-Cl-KYNA (35-fold) were discovered. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

In addition, a Phase 1b target engagement study completed after the Elevate Study by the Baylor College of Medicine (Baylor) with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). The findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition. Findings from the successful Baylor Study were presented at the 58th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in Orlando, Florida in December 2019.

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. During 2020, we plan to conduct additional AV-101 preclinical studies with adjunctive probenecid to evaluate its potential applicability to MDD and other NMDAR-focused CNS indications for which we have existing data with AV-101 as a monotherapy (epilepsy, levodopa-induced dyskinesia, neuropathic pain and suicidal ideation), to determine the most appropriate path forward for potential clinical development and commercialization of AV-101.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, we have stem cell technology-based, pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying pluripotent stem cell (hPSC) technology to discover and develop, by utilizing CardioSafe 3D, our customized cardiac bioassay system, small molecule New Chemical Entities (NCEs) for our CNS pipeline or for out-licensing. VistaStem’s stem cell technology involving hPSC-derived blood, cartilage, heart and liver cells has multiple potential applications. To advance potential regenerative medicine (RM) applications of VistaStem’s cardiac stem cell technology, we licensed to BlueRock Therapeutics LP, a next generation cell therapy and RM company which was acquired by Bayer AG in 2019, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the BlueRock/Bayer Agreement). In a manner similar to the BlueRock/Bayer Agreement, we may pursue additional collaborations or licensing transactions involving VistaStem’s blood, cartilage, and/or liver cells derived from hPSCs for cell-based therapy, cell repair therapy, RM and/or tissue engineering.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. In addition, beginning during our fiscal year ended March 31, 2019, we have devoted substantial resources to focused on development and commercialization of PH94B and PH10, for which we are actively pursuing initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of December 31, 2019, we had an accumulated deficit of approximately $198.6 million. Our net loss for the nine months ended December 31, 2019 and 2018 was approximately $17.5 million and $18.9 million, respectively, including $4.25 million in non-cash expense in 2018 for the acquisition of the licenses of PH94B and PH10. We expect losses to continue for the foreseeable future, as we pursue further clinical development of PH94B for SAD and other anxiety-related indications, PH10 for MDD and for additional depression-related indications and suicidal ideation, and preclinical studies and evaluation of the potential future development path for AV-101 for various NMDAR-focused CNS indications, including dyskinesia in Parkinson’s disease patients receiving levodopa therapy, epilepsy, MDD, neuropathic pain and suicidal ideation.

Summary of the Nine Months Ended December 31, 2019

During the nine months ended December 31, 2019, we continued to advance our manufacturing preclinical and clinical development, and regulatory initiatives necessary to develop and commercialize our CNS product Phase 3 clinical development of PH94B for SAD, PH10 for MDD and AV-101 for MDD and other NMDAR-focused indications. In addition, we continued to expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our product candidates in the U.S. and foreign markets, and on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

In particular, during the nine months ended December 31, 2019, we completed the Elevate Study, as discussed previously in Business Overview.

Also, in December 2019, pursuant to our Material Transfer Cooperative Research and Development Agreement with the VA and our arrangements with Baylor, Baylor completed a successful Phase 1b target engagement study of AV-101 which involved dosing of healthy volunteer U.S. Military Veterans to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDAR function and other biomarkers possibly related to suicidal ideation in U.S. Military Veterans.

We continue to pursue initiatives to secure a broad portfolio of patent protection for our CNS product candidates that covers the treatment of multiple CNS indications, chemical synthesis methods, and, for AV-101, unit dose formulations effective to treat depression and other CNS indications. With respect to CNS treatments, we obtained patents in several countries for the treatment of depression and we have recently received a Notice of Allowance from the U.S. Patent and Trademark Office for our patent application related to treatment of dyskinesia in Parkinson’s disease patients receiving levodopa therapy. For AV-101, we are also pursuing additional patent applications related to treatment of, among other NMDAR-focused indications, depression, epilepsy, neuropathic pain, obsessive-compulsive disorder, suicidal ideation and tinnitus. Additional patent applications to other aspects of prognostic testing and treatment using AV-101 are under consideration.

Subsequent to the completion of our underwritten public offering of common stock in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended December 31, 2019, we completed a self-directed private placement of units consisting of unregistered shares of our common stock and warrants to purchase unregistered shares of our common stock pursuant to which we received cash proceeds of $650,000 and a self-directed private placement of warrants to purchase unregistered shares of our common stock pursuant to which we received cash proceeds of $300,000. Additionally, we modified certain outstanding warrants previously issued in completed private placement transactions to reduce the exercise price and certain holders exercised their modified warrants pursuant to which we received $410,000 in cash proceeds. In January 2020, we completed a self-placed registered direct public offering under our effective registration statement on Form S-3 and concurrent private placement of warrants to purchase shares of our common stock, pursuant to which we received approximately $2.68 million in cash proceeds (the January 2020 Offering). As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of PH94B, PH10, AV-101 and our stem cell technology platform, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Results of Operations

Comparison of Three Months Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended December 31, 2019 and 2018 (amounts in thousands).

	Three Months Ended December 31,
	2019	2018

Operating expenses:
Research and development	$3,015	$5,335
General and administrative	2,948	1,857
Total operating expenses	5,963	7,192

Loss from operations	(5,963)	(7,192)

Interest income (expense), net	2	(2)
Loss on extinguishment of accounts payable	-	(23)

Loss before income taxes	(5,961)	(7,217)
Income taxes	-	-

Net loss	(5,961)	(7,217)
Accrued dividend on Series B Preferred Stock	(322)	(291)
Net loss attributable to common stockholders	$(6,283)	$(7,508)

Revenue

We reported no revenue for either the quarter ended December 31, 2019 or December 31, 2018 and we presently have no recurring revenue generating arrangements with respect to PH94B, PH10, AV-101 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 BlueRock/Bayer Agreement, in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock/Bayer Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense decreased from $5.3 million to $3.0 million for the quarters ended December 31, 2019 and 2018, respectively. Expense for the quarter ended December 31, 2018 included $2.0 million noncash expense associated with the stock-based acquisition of our license to develop and commercialize PH10. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased in the quarter ended December 31, 2019 compared to 2018, as the Elevate study reached its conclusion following the final patient dosing in September 2019. Increased expense for nonclinical activities, including manufacturing, and regulatory activities for PH94B and PH10 generally offset the reduction in AV-101 expenses. In addition to the noncash PH10 license acquisition in the quarter ended December 31, 2018, other noncash expenses, primarily stock-based compensation and depreciation, accounted for approximately $526,000 and $297,000 in the quarters ended December 31, 2019 and 2018, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2019	2018

Salaries and benefits	$339	$321
Stock-based compensation	503	275
Consulting and other professional services	110	106
Technology licenses	134	144
Project-related research and supplies:
Elevate Study and other AV-101 expenses	1,214	2,291
PH94B and PH10 license (2018) and other expenses	548	2,059
Stem cell and all other	20	23
	1,782	4,373
Rent	132	104
Depreciation	13	12
All other	2	-
Total Research and Development Expense	$3,015	$5,335

The increase in salaries and benefits expense reflects the impact of modest salary increases granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff effective in April 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CSO, CMO, scientific staff and certain clinical and scientific consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after December 31, 2018, including those granted during the quarter ended December 31, 2019, account for approximately $174,000 of expense in the quarter ended December 31, 2019, partially offset by the impact of certain November 2016 and September 2017 grants that became fully vested and amortized during the quarter ended December 31, 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, May 2019, and during the quarter ended December 31, 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees incurred for project-based scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third parties, in 2018, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. Expense for 2019 also reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

Technology license expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or that we have elected to pursue for commercial purposes. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our intellectual property portfolios of PH94B and PH10.

AV-101 project expense for each of the quarters presented primarily reflects the costs of conducting the Elevate Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications.

Project expenses for the quarter ended December 31, 2019 related to PH94B and PH10 primarily reflect manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for SAD and Phase 2b development of PH10 for MDD. As disclosed earlier, noncash expense of $2.0 million in 2018 related to the acquisition of the PH10 license reflects the fair value of an aggregate of 925,926 unregistered shares of our common stock issued to Pherin in October 2018 under the terms of the PH10 license agreement.

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

General and Administrative Expense

General and administrative expense increased to approximately $2.9 million, from approximately $1.9 million for the quarters ended December 31, 2019 and 2018, respectively. Noncash expense, $1,975,000 in the quarter ended December 31, 2019, increased from $597,000 in the quarter ended December 31, 2018 primarily due to increases in stock-based compensation and warrant modification expenses offset by noncash components of investor and public relations expenses. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2019	2018

Salaries and benefits	$339	$321
Stock-based compensation	1,130	460
Board fees	47	39
Legal, accounting and other professional fees	130	132
Investor and public relations	218	645
Insurance	89	71
Travel expenses	39	40
Rent and utilities	87	72
Warrant modification expense	827	26
All other expenses	42	51
	$2,948	$1,857

The increase in salaries and benefits primarily reflects the impact of modest salary increases granted effective April 2019 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff.

Stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized. Grants awarded after December 31, 2018, including those granted during the quarter ended December 31, 2019, account for approximately $514,000 of expense in the quarter ended December 31, 2019, partially offset by the impact of certain November 2016 and September 2017 grants that became fully vested and amortized during the quarter ended December 31, 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, May 2019, and during the quarter ended December 31, 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services to the independent members of our Board. The 2019 increase reflects the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for the quarters ended December 31, 2019 and 2018 includes expense related to routine legal fees as well as the accounting expense related to the quarterly review of our financial statements. In 2019 and 2018, we also incurred $39,000 and $68,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. and foreign markets and other communication activities focused on expanding global market awareness of the Company, its CNS product candidate pipeline and technologies and its research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. In the quarter ended December 31, 2018, in addition to cash fees and expenses we incurred for such activities, we recognized $102,000 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. The fair value of such securities had been fully amortized prior to the quarter ended December 31, 2019.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. and international markets, in 2019, with existing and potential registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

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

During the quarter ended December 31, 2019, we modified outstanding warrants previously issued as a part of completed private placements, including warrants issued in the Fall 2019 Private Placement, to purchase an aggregate of approximately 6.6 million unregistered shares of our common stock to temporarily reduce, for a period of two years or until the expiration of the warrant, if sooner, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time (the Winter 2019 Warrant Modification). Following the two-year period during which the exercise price is reduced, the exercise price will revert to its pre-modification price. We determined that the Winter 2019 Warrant Modification increased the fair value of the warrants by $702,500, which we recognized as noncash warrant modification expense.

Additionally, during the quarter ended December 31, 2019, we issued warrants to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement (the Additional Warrants) to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100%. The Additional Warrants are immediately exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense

Further, on December 19, 2019, we modified outstanding warrants previously issued as a part of a completed private placement to purchase a total of 80,431 shares of our unregistered common stock to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the current trading price of our common stock and to provide additional time for the holders to exercise the warrants (the December 19, 2019 Warrant Modification). We determined that the December 19, 2019 Warrant Modification increased the fair value of the warrants by $35,600, which we recognized as noncash warrant modification expense. Total noncash warrant modification expense for the quarter ended December 31, 2019 was $826,900. Refer to Note 8, Capital Stock, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information.

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

Interest and Other Expenses

Interest income, net of interest expense, totaled $1,400 for the quarter ended December 31, 2019 compared to interest expense of $1,800 for the quarter ended December 31, 2018. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2019	2018

Interest income	$4	$-
Interest expense on premium financing and capital lease (2018)	(2)	(2)
Interest income (expense), net	$2	$(2)

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the current fiscal year, we deposited a portion of the proceeds in interest-bearing cash equivalent accounts and earned interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on a lease of office equipment treated as a capitalized lease in 2018 and as a financing lease subject to ASC 842 in 2019.

In connection with a private placement in fall of 2018, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of Common Stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in the quarter ended December 31, 2018.

We recognized $321,800 and $290,900 for the quarters ended December 31, 2019 and 2018, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Comparison of Nine Months Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended December 31, 2019 and 2018 (amounts in thousands).

	Nine Months Ended December 31,
	2019	2018

Operating expenses:
Research and development	$11,534	$13,340
General and administrative	6,004	5,494
Total operating expenses	17,538	18,834

Loss from operations	(17,538)	(18,834)

Interest income (expense), net	33	(7)
Loss on extinguishment of accounts payable	-	(23)

Loss before income taxes	(17,505)	(18,864)
Income taxes	(2)	(2)

Net loss	(17,507)	(18,866)
Accrued dividend on Series B Preferred Stock	(938)	(848)
Net loss attributable to common stockholders	$(18,445)	$(19,714)

Revenue

We reported no revenue for either the nine months ended December 31, 2019 or 2018 and we presently have no recurring revenue generating arrangements with respect to PH94B, PH10, AV-101 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 BlueRock/Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the BlueRock/Bayer Agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense decreased to $11.5 million compared to $13.3 million for the nine months ended December 31, 2019 and 2018, respectively. The 2018 acquisition of the PH94B license and the PH10 option and license through the issuance of our common stock, which resulted in an aggregate of $4.25 million of noncash expense, is the primary driver of the decrease, offset by cash expenses attributable to the Elevate Study and various AV-101 nonclinical activities, including manufacturing additional quantities of AV-101 and other developmental studies, and cash expenses for nonclinical activities, including manufacturing, and regulatory activities supporting the continuing development of PH94B for SAD and PH10 for MDD. Other noncash expenses included in research and development expense (excluding the noncash PH94B license and PH10 option and license acquisition in 2018), primarily stock compensation and depreciation, accounted for approximately $1,133,000 and $1,026,000 in the nine months ended December 31, 2019 and 2018, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2019	2018

Salaries and benefits	$1,022	$1,293
Stock-based compensation	1,061	956
Consulting and other professional services	434	149
Technology licenses	443	397
Project-related research and supplies:
Elevate Study and other AV-101 expenses	6,401	5,801
PH94B and PH10 licenses (2018) and other expenses	1,642	4,309
Stem cell and all other	92	85
	8,135	10,195
Rent	400	312
Depreciation	37	36
All other	2	2
Total Research and Development Expense	$11,534	$13,340

Salaries and benefits expense reported for the nine months ended December 31, 2018 includes a total of approximately $319,000 for bonus payments made to our CMO, CSO and members of our scientific staff during the second quarter based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus expense in the nine months ended December 31, 2019 is the impact of modest salary increases granted to our CMO, CSO and members of our scientific staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the nine months ended December 31, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CSO, CMO, scientific staff and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after December 31, 2018 account for approximately $269,000 of expense in the nine months ended December 31, 2019, partially offset by the impact of certain November 2016 and September 2017 grants that became fully vested and amortized during the quarter ended December 31, 2019 and grants made during the nine months ended December 31, 2018 for which less than nine months of amortization was recorded. Stock-based compensation expense for the nine months ended December 31, 2018 included the modification in late August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in the immediate recognition of $104,000 attributable to the modification. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, May 2019, and during the quarter ended December 31, 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees incurred for project-based scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third parties, in 2018, primarily by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in 2019 expense primarily reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

Technology license expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or that we have elected to pursue for commercial purposes. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

AV-101 project expense for each of the periods presented primarily reflects the costs of conducting the Elevate Study, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for potential future clinical development of AV-101 in a number of potential CNS indications.

Expenses for the nine months ended December 31, 2019 related to PH94B and PH10 primarily reflect manufacturing and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and to facilitate Phase 2 development of PH10 for MDD. As disclosed earlier, noncash expense of $4.25 million in 2018 related to the acquisition of the PH94B license and the PH10 option and license and represents the fair value of an aggregate of 2,556,361 unregistered shares of our common stock issued to Pherin in September and October 2018 under the terms of the license and option agreements.

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

General and Administrative Expense

General and administrative expense increased to approximately $6.0 million, from approximately $5.5 million for the nine months ended December 31, 2019 and 2018, respectively, primarily due to increased noncash stock compensation and warrant modification expenses, offset by decreases in cash based salaries and benefits and investor and public relations expenses. Noncash expense, $3,020,000 for the nine months ended December 31, 2019, increased from $1,892,000 for the nine months ended December 31, 2018. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2019	2018

Salaries and benefits	$1,023	$1,386
Stock-based compensation	2,028	1,564
Board fees	139	117
Legal, accounting and other professional fees	499	488
Investor and public relations	719	1,244
Insurance	259	210
Travel expenses	75	116
Rent and utilities	264	215
Warrant modification expense	827	26
All other expenses	171	128
	$6,004	$5,494

Salaries and benefits expense reported for the nine months ended December 31, 2018 includes a total of approximately $435,000 for bonus payments made to our CEO, CFO, VP-Corporate Development and a non-officer member of our administrative staff during the quarter ended September 30, 2018 based on achievement of goals and objectives for the fiscal year ended March 31, 2018. Partially offsetting the absence of a comparable bonus expense in the nine months ended December 31, 2019 is the impact of modest salary increases granted to our CEO, CFO, VP-Corporate Development and a member of our administrative staff effective in April 2019. Bonuses based on the achievement of goals and objectives for the fiscal year ended March 31, 2019 were accrued during that fiscal year and had no expense impact during the nine months ended December 31, 2019.

Stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized. Grants awarded after December 31, 2018 account for approximately $737,000 of the expense in the nine months ended December 31, 2019, partially offset by the impact of certain November 2016 and September 2017 grants that became fully vested and amortized during the quarter ended December 31, 2019 and grants made during the nine months ended December 31, 2018 for which less than nine months of amortization was recorded. Stock-based compensation expense for the nine months ended December 31, 2018 included the impact of the modification in late August 2018 of outstanding options held by our CEO, CFO, VP-Corporate Development and a member of our administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in the immediate recognition of $154,000 attributable to the modification. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, January 2019, May 2019, September 2019 and during the quarter ended December 31, 2019 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for the Board and Board Committee services of the independent members of our Board. The 2019 increase reflects the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for the nine months ended December 31, 2019 and 2018 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the review of the quarterly financial statements for the current fiscal year. In 2019 and 2018, we also incurred $99,000 and $81,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. and foreign markets and other communication activities focused on expanding global market awareness of the Company, its CNS product candidate pipeline and technologies and its research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. In the nine months ended December 31, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized $105,900 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the prior fiscal year to various corporate development, investor relations, and market awareness service providers. During the nine months ended December 31, 2018, in addition to cash fees and expenses, we granted: (i) an aggregate of 100,000 unregistered shares of our common stock to certain financial advisory service providers in the quarter ended June 30, 2018 as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance; and (ii) an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers and recognized aggregate non-cash expense of approximately $169,000 in the three quarters ended December 31, 2018. The balance of the fair value of the securities granted in 2018 was fully amortized by September 30, 2019.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. and international markets, in 2019, with existing and potential registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

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

During the quarter ended December 31, 2019, we completed the Winter 2019 Warrant Modification during which we modified outstanding warrants previously issued as a part of completed private placements, including warrants issued in the Fall 2019 Private Placement, to purchase an aggregate of approximately 6.6 million unregistered shares of our common stock to temporarily reduce, for a period of two years or until the expiration of the warrant, if sooner, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time. Following the two-year period during which the exercise price is reduced, the exercise price will revert to its pre-modification price. We determined that the Winter 2019 Warrant Modification increased the fair value of the warrants by $702,500, which we recognized as noncash warrant modification expense.

Additionally, during the quarter ended December 31, 2019, we issued the Additional Warrants to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100%. The Additional Warrants are immediately exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense

Further, on December 19, 2019, we completed the December 19, 2019 Warrant Modification, during which we modified outstanding warrants previously issued as a part of a completed private placement to purchase a total of 80,431 shares of our unregistered common stock to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the current trading price of our common stock and to provide additional time for the holders to exercise the warrants. We determined that the December 19, 2019 Warrant Modification increased the fair value of the warrants by $35,600, which we recognized as noncash warrant modification expense. Total noncash warrant modification expense for the quarter ended December 31, 2019 was $826,900. Refer to Note 8, Capital Stock, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information.

During the nine months ended December 31, 2018, we modified certain warrants issued in the Summer 2018 Private Placement to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement by increasing the exercise price of such warrants to purchase an aggregate of 304,000 shares of our common stock from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement. As additional consideration for the modification, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We determined that the modification decreased the fair value of the modified warrants, which decrease is not recognized; however, the fair value of the new warrants was determined to be $25,800, which we recognized as noncash warrant modification expense.

Interest and Other Expenses

Interest income, net of interest expense, totaled $33,3000 for the nine months ended December 31, 2019 compared to interest expense of $6,800 for the nine months ended December 31, 2018. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2019	2018

Interest income	$43	$-
Interest expense on premium financing and capital lease (2018)	(10)	(7)
Interest income (expense), net	$33	$(7)

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of the proceeds in interest-bearing cash equivalent accounts and earned interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on a lease of office equipment treated as a capitalized lease in 2018 and as a financing lease subject to ASC 842 in 2019.

In connection with a private placement in fall of 2018, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of Common Stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in the quarter ended December 31, 2018.

We recognized $938,100 and $848,000 for the nine months ended December 31, 2019 and 2018, respectively, representing the 10% cumulative dividend payable on outstanding shares of Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2019, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $80.4 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials such as the Baylor Study), strategic collaboration payments, intellectual property sublicensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in non-cash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At December 31, 2019, we had cash and cash equivalents of approximately $1.1 million. As disclosed in Note 11, Subsequent Events, in the accompanying Condensed Consolidated Financial Statements included in Part I of this Report, since December 31, 2019, we have received cash proceeds of approximately $2.68 million from the January 2020 Offering. Nevertheless, in the absence of additional financing from the sale of our securities, government research grant awards, strategic collaboration payments, intellectual property licensing or other sources, we believe that our cash position at December 31, 2019, together with the proceeds from the January 2020 Offering, will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements and raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate financing, we plan to prepare for and launch a Phase 3 clinical trial of PH94B for SAD, prepare for a Phase 2b clinical study and certain nonclinical studies involving PH10, PH94B and AV-101 and prepare for and potentially launch a Phase 2b clinical trial of PH10 for MDD. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (i) public offerings and/or (ii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the BlueRock/Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2020 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2019	2018

Net cash used in operating activities	$(13,178)	$(10,970)
Net cash used in investing activities	-	(170)
Net cash provided by financing activities	1,141	7,047

Net decrease in cash and cash equivalents	(12,037)	(4,093)
Cash and cash equivalents at beginning of period	13,100	10,378

Cash and cash equivalents at end of period	$1,063	$6,285

The increase in cash used in operations results primarily from the conduct of our Elevate Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018, and the nonclinical manufacturing advancements related to PH94B and PH10 during our current fiscal year. Cash used in investing activities in 2018 reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, California, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in 2019 reflects the cash proceeds from our Fall 2019 Private Placement, our Fall 2019 Warrant Offering and the exercise of certain warrants following the modification of their exercise prices, net of routine insurance premium financing note and lease payments. Cash provided by financing activities in 2018 primarily reflects the cash proceeds from our Summer 2018 Private Placement, Fall 2018 Private Placement and warrant exercises, net of routine insurance premium financing note and lease payments.

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any new chemical entity (NCE)we may produce through drug rescue activities will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

●	a FDA advisory committee may recommend, or the FDA may require, a Risk Evaluation and Mitigation Strategies (REMS) safety program as a condition of approval or post-approval;
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

In addition, we anticipate that certain of our product candidates, including PH94B and PH10, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

We have been granted Fast Track designation from the FDA for development of PH94B for the treatment of social anxiety disorder (SAD) and AV-101 for the adjunctive treatment of major depressive disorder (MDD) and for the treatment of neuropathc pain (NP). However, these designations may not actually lead to faster development or regulatory review or approval processes for PH94B or AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for PH94B or AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

The Fast Track designation is a program offered by the FDA, pursuant to certain mandates under the FDA Modernization Act of 1997, designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address unmet medical needs. The FDA’s Fast Track designation allows for close and frequent interaction with the FDA. A designated Fast Track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable. The designation does not, however, guarantee FDA approval or expedited approval of any application for the product candidate.

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. In December 2019, the FDA granted Fast Track designation for development of PH94B for the treatment of SAD. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for PH94B or AV-101 and the FDA may withdraw Fast Track designation of PH94B or AV-101 for if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for PH94B, PH10 and AV-101 as a treatment option for other CNS indications,. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe PH94B, PH10, AV-101 or other product candidates may be eligible for this designation, we cannot be sure that the review or approval will compare to conventional FDA procedures.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of PH94B, PH10, AV-101 and/or our other future product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. PH94B, PH10, AV-101 or any other future product candidates in later stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through nonclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval. With respect to our current product candidates, if one or more of the future Phase 3 clinical trials of PH94B for SAD, any future clinical study of AV-101 or a future Phase 2 clinical trial of PH10 for MDD fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

If serious adverse events or other undesirable side effects or safety concerns attributable to future clinical trials of our product candidates, it may adversely affect or delay our clinical development and commercialization of PH94B, PH10 or AV-101.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were observed in any clinical trials of our product candidates to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101 are observed in any furture clinical trials, including investigator-sponsored clinical trials, it may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Failures or delays in the commencement or completion of our planned clinical trials and nonclinical studies of PH94B, PH10, AV-101 or other our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an on-demand treatment for SAD or any other CNS indication. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as treatment for MDD, or any other CNS indication. For AV-101, for treatment of any CNS indication, we will need to complete at least two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Changes in regulatory requirements, regulatory guidance or unanticipated events during our nonclinical studies and clinical trials of PH94B, PH10, AV-101 or other product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, guidance or unanticipated events during our nonclinical studies and clinical trials of PH94B, PH10, AV-101 or other product candidates may force us to amend nonclinical studies and clinical trial protocols or the regulatory authority may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for PH94B, PH10, AV-101 or other product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current product candidates and will continue to do so for any other future product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of PH94B, PH10, AV-101 or other future product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize PH94B, PH10, AV-101 or other future product candidates and our business could be substantially harmed.

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. CROs and other outside parties may:

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical and clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted and completed in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs, or independent investigators does not relieve us of our regulatory responsibilities. We and our CROs, and any investigator in an investigator-sponsored study are required to comply with regulations and guidelines, including current Good Clinical Practice regulations (cGCPs) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, any of our CROs or any of our third-party collaborators fail to comply with applicable cGCPs, the clinical data generated in clinical trials involving our product candidates may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or the failure of our CROs or other third-party collaborators to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

If our relationships with one or more of our third-party collaborators terminates, we may not be able to enter into arrangements with alternative third-party collaborators.  If such third-party collaborators, including our CROs, do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to applicable clinical protocols, regulatory requirements or for other reasons, any clinical trials that such third-parties are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully develop and commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs would increase and our ability to generate revenue would be delayed.

We rely completely on third-parties to manufacture, formulate, hold and distribute supplies of our product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our product candidates in the future.

By strategic design, we do not currently have, nor do we plan to acquire or develop, extensive internal infrastructure or technical capabilities to manufacture, formulate, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture PH94B, PH10 and AV-101 API and PH94B, PH10 and AV-101 final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process or the supply or quality of materials used in the manufacturing and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials or successfully manufacture our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of PH94B, PH10 and AV-101 for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

With respect to PH94B, PH10 and AV-101, we do not yet have long-term supply agreements in place with our CMOs and each batch of PH94B, PH10 and AV-101 is or will be individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of API manufacturing for AV-101, and our contemplated scale of API manufacturing for PH94B and PH10, and the current and projected supply of PH94B, PH10 and AV-101 API and finished drug product will be adequate to support our planned nonclinical and clinical studies of PH94B, PH10 and AV-101, no assurance can be given that unanticipated supply shortages or CMO-related delays in the manufacture and formulation of PH94B, PH10 or AV-101 API and/or finished drug product will not occur in the future.

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

Even if we receive marketing approval for PH94B, PH10, AV-101 or any other product candidate in the U.S., we may never receive regulatory approval to market PH94B, PH10, AV-101 or any other product candidate outside of the U.S.

In order to market PH94B, PH10, AV-101 or any other product candidate outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Before we can commercialize our product candidates in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidate to be controlled substances, we cannot yet give any assurance that such product candidates, including PH94B, PH10 and AV-101 will not be regulated as controlled substances.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to AV-101 and PH10, we believe that a range of pharmaceutical and biotechnology companies have programs to develop drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa-induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. We may fail to pursue additional development opportunities for PH94B, PH10 or AV-101, or identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we currently have limited financial and management resources, we necessarily focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of PH94B, PH10 and AV-101, with additional limited focus on NCE drug rescue and, through a third-party collaboration, regenerative medicine. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for PH94B, PH10 and/or AV-101 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as PH94B, PH10 and AV-101, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for PH94B as a treatment of SAD, physicians may prescribe PH94B to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We are a development stage biopharmaceutical company. We currently have no approved products and currently generate no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with collaborators:

●	develop and obtain required regulatory approvals for commercialization of PH94B, PH10, AV-101 and/or other product candidates;

●	maintain, leverage and expand our intellectual property portfolio;

●	establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;

●	gain market acceptance for our product candidates; and

●	obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of product candidates.

Our future success is highly dependent upon our ability to successfully develop and commercialize any of our current product candidates, acquire or license additional product candidates, or discover, as well as produce, develop and commercialize proprietary NCEs using our stem cell technology, and we cannot provide any assurance that we will successfully develop and commercialize PH94B, PH10, AV-101 or acquire or license additional product candidates or discover and develop NCEs, or that, if produced, PH94B, PH10, AV-101 or any other product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce DR NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced.

In addition, we do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant pharmaceutical sales, marketing or distribution experience. We may seek to collaborate with others to develop and commercialize PH94B, PH10, AV-101, drug rescue NCEs and/or other product candidates if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute PH94B, PH10, AV-101, any drug rescue NCEs or other product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential NCEs and no operating history with respect to the production of NCEs, and we may never be able to produce a NCE.

If we are unable to develop and commercialize PH94B, PH10, AV-101 or acquire or license additional product candidates, or produce suitable NCEs, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

With respect to drug rescue, there are a number of factors, in addition to the utility of CardioSafe 3D, that may impact our ability to identify and produce, develop or out-license and commercialize NCEs, independently or with partners, including:

●	our ability to identify potential candidates in the public domain, obtain sufficient quantities of them, and assess them using our bioassay systems;

●
if we seek to rescue drug candidates that are not available to us in the public domain, the extent to which third parties may be willing to out-license or sell certain candidates to us on commercially reasonable terms;

●	our medicinal chemistry collaborator’s ability to design and produce proprietary NCEs based on the novel biology and structure-function insight we provide using CardioSafe 3D; and

●
financial resources available to us to develop and commercialize lead NCEs internally, or, if we sell or out-license them to partners, the resources such partners choose to dedicate to development and commercialization of any NCEs they acquire or license from us.

Even if we do acquire additional product candidates or produce proprietary NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from PH94B, PH10, AV-101 or additional acquired or licensed products candidates or any NCEs, we or our potential collaborators must complete preclinical and clinical development programs, submit clinical and manufacturing data to the FDA, qualify a third party CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

If CardioSafe 3D fails to predict accurately and efficiently the cardiac effects, both toxic and nontoxic, of drug rescue candidates and drug rescue NCEs, then our drug rescue programs will be adversely affected.

Success of our subsidiary, VistaStem, is partly dependent on our ability to use CardioSafe 3D to identify and predict, accurately and efficiently, the potential toxic and nontoxic cardiac effects of drug rescue candidates and drug rescue NCEs. If CardioSafe 3D is not capable of providing physiologically relevant and clinically predictive information regarding human cardiac biology, our business will be adversely affected.

CardioSafe 3D may not be meaningfully more predictive of the behavior of human cells than existing methods.

Drug rescue programs are highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of new drug candidates than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, their utility for drug rescue will be limited and our business will be adversely affected.

We may invest in producing drug rescue NCEs for which there proves to be no demand.

To generate revenue from our drug rescue activities, we must produce proprietary NCEs for which there proves to be demand within the healthcare marketplace, and, if we intend to out-license a particular NCE for development and commercialization prior to market approval, then also among pharmaceutical companies and other potential collaborators. However, we may produce NCEs for which there proves to be no or limited demand in the healthcare market and/or among pharmaceutical companies and others. If we misinterpret market conditions, underestimate development costs and/or seek to rescue the wrong drug rescue candidates, we may fail to generate sufficient revenue or other value, on our own or in collaboration with others, to justify our investments, and our business may be adversely affected.

We may experience difficulty in producing human cells and our future stem cell technology research and development efforts may not be successful within the timeline anticipated, if at all.

Our hPSC technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems, although not significant at present, are difficult to predict in advance. We might decide to devote significant additional personnel and financial resources to research and development activities designed to expand, in the case of DR, and explore, in the case of drug discovery and RM, potential applications of our stem cell technology platform. In particular, we may conduct exploratory nonclinical RM programs involving blood, bone, cartilage, and/or liver cells. Although we and our third-party collaborators have developed proprietary protocols to produce multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain drug rescue candidates and drug rescue NCEs, design and development of certain human cellular assays and performance of certain exploratory nonclinical RM studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating hPSCs into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, drug rescue and RM business opportunities and results of operations.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $24.6 million and $14.3 million during our fiscal years ended March 31, 2019 and 2018, respectively, and approximately $17.5 million for the nine months ended December 31, 2019. At December 31, 2019, we had an accumulated deficit of approximately $198.6 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenues. To date, we have generated approximately $17.7 million in revenues, consisting of receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API and drug product, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including the Elevate Study completed in 2019, as well as research and development and regulatory expenses related to the production of PH94B and PH10 and our stem cell technology platform, including development of CardioSafe 3D for DR and our cardiac stem cell technology for potential RM applications in connection with the Bluerock/Bayer Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At December 31, 2019, we had cash and cash equivalents of approximately $1.1 million. We do not believe this amount, plus the approximate $2.68 million proceeds of our January 2020 Offering, is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. We expect to seek additional capital to produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce additional AV-101 study material for future nonclinical and clinical studies, conduct AV-101 Phase 3-enabling toxicology studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in LID, MDD, NP and SI, produce PH10 study material and conduct a Phase 2b clinical trial of PH10 in MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

As the outcome of our ongoing research and development activities, including the outcome of future anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. As with prior periods, we will continue to incur costs associated with other development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have completed in the past, and are currently considering a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2019 and thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The existence of any additional material weaknesses in our internal controls, or significant deficiencies, or the absence of formalized policies and procedures could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

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

In addition, we rely on a broad and diverse range of strategic consultants and advisors, including manufacturing, nonclinical and clinical development, and regulatory advisors and CROs, to assist us in designing and implementing our research and development and regulatory strategies and plans for our product candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates, and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if PH94B, PH10, AV-101, any NCE, other product candidate, or RM product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for PH94B, PH10, AV-101 or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own and have licensed patents and patent applications related to product candidates PH94B, PH10, AV-101 and also to hPSC technology.

Although we own and have licensed issued and allowed patents and patent applications relating to PH94B, PH10 and AV-101 in the U.S., selected countries in the EU and other jurisdictions, we cannot yet provide any assurances that any of our pending U.S. and additional foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage.

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

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as certain of our product candidates or that were evaluated in early (often pre-clinical) studies. In addition, even some reports in the trade press and public announcements made by us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to our filing of our initial AV-101 patent applications, which describes unit doses for a then future study, but does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in two depression-related AV-101 patent applications that have similar claims and we have received Notices of Allowance from the USPTO in those applications We are considering entering this web post in the record of the aforementioned two issued U.S. patents. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to have satisfied the relevant disclosure obligations.

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

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, including patents related to PH94B, PH10 or AV-101, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Overall, the degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●
any issued patents related to PH94B, PH10, AV-101 or any pending patent applications, if issued and challenged by others, will include or maintain claims having a scope sufficient to protect PH94B, PH10, AV-101 or any other products or product candidates against generic or other competition, particularly considering that any patent rights to these compounds per se have expired;

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

In the U.S., depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension, for example, if the active ingredient of PH94B, PH10 or AV-101 is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval.

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

On January 31, 2020, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until July 29, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 29, 2020, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at December 31, 2019; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at December 31, 2019; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at December 31, 2019. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Company completed a self-placed private placement of warrants to purchase unregistered shares of its common stock at an offering price of $0.15 per warrant (the Winter 2019 Warrant Offering). Warrants offered and sold in the Winter 2019 Warrant Offering have an exercise price of $0.50 per share and term of three years from the issuance date. In the Winter 2019 Warrant Offering, the Company sold warrants to purchase a total of 2.0 million unregistered shares of common stock for proceeds of $300,000. The warrants offered and sold as a part of the Winter 2019 Warrant Offering were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder. The Company expects to use the proceeds from the Winter 2019 Warrant Offering for general working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description

10.1
Form of Securities Purchase Agreement, dated January 24, 2020, between the Company and each purchaser named in the signature pages thereto, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2020.

10.2	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2020.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: February 13, 2020