Form 10-K
period 2020-03-31
VistaGen Therapeutics, Inc.
filed 2020-06-30
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2019, the last business day of the registrant’s second fiscal quarter, was: $45,352,358.

As of June 26, 2020, there were 55,773,682 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from VistaGen Therapeutics, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●
the impact of the novel coronavirus (COVID-19) pandemic, efforts to contain the pandemic and resulting economic downturn on our operations and financial condition;

●
the availability of capital to satisfy our working capital requirements and clinical and nonclinical development objectives;

●
the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●
our plans to develop and commercialize our product candidates, including, among other things, PH94B as a treatment for Social Anxiety Disorder (SAD), AV-101 as a treatment for diseases and disorders involving the Central Nervous System (CNS), and PH10 as a treatment for major depressive disorder (MDD);

●
our ability to initiate and complete necessary preclinical and clinical trials to advance the development of our product candidates, including pivotal clinical trials, to successfully complete any such preclinical and clinical trials, and for those trials to generate positive results;

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

Overview

We are a clinical-stage biopharmaceutical company committed to developing new generation therapies for anxiety, depression and certain additional central nervous system (CNS) disorders for which current treatment options are inadequate, resulting in high unmet need in large and growing markets worldwide. Our pipeline includes three clinical-stage CNS product candidates, PH94B, PH10 and AV-101, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS indications. We are currently preparing PH94B for Phase 3 clinical development for the acute treatment of adult patients with social anxiety disorder (SAD). We are also preparing PH94B for an exploratory Phase 2A open-label study in adult patients experiencing adjustment disorder with anxiety (AjDA) related to the COVID-19 pandemic. PH10 has completed successful exploratory Phase 2A development as a novel treatment for major depressive disorder (MDD). We are currently preparing PH10 for Phase 2B development as a potential stand-alone treatment for MDD. In several clinical studies, we have established that AV-101 is orally available and has an excellent safety profile. Based on successful preclinical studies involving AV-101 alone and in combination with probenecid, we are currently assessing potential Phase 1B and subsequent Phase 2A development of AV-101, in combination with probenecid, for treatment of depression and several other CNS indications involving the NMDAR (N-methyl-D-aspartate receptor). Additionally, our subsidiary, VistaStem Therapeutics (VistaStem), has pluripotent stem cell technology focused on assessing and developing small molecule new chemical entities (NCEs) for our CNS pipeline, or for out-licensing, by utilizing CardioSafe 3D, VistaStem’s customized human heart cell-based cardiac bioassay system. Our goal is to become a fully integrated biopharmaceutical company that develops and commercializes innovative medicine for large and growing neuropsychiatry and neurology markets worldwide where current treatments are inadequate to meet the needs of millions of patients.

Our Product Candidates

PH94B is a novel, first-in-class neuroactive nasal spray with therapeutic potential in a wide range of indications involving anxiety or phobia. Self-administered in microgram doses, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. We are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation acute treatment of SAD, as well as AjDA related to the COVID-19 pandemic. With its rapid-onset pharmacology, lack of systemic exposure and excellent safety profile, PH94B also has potential as a novel treatment for postpartum anxiety (PPA), post-traumatic stress disorder (PTSD), preoperative anxiety (POA), panic disorder and other anxiety-related disorders.

PH10 is an odorless, fast-acting synthetic neurosteroid delivered intranasally that has therapeutic potential in a wide range of neuropsychiatric indications involving depression. Self-administered in microgram doses, PH10 does not require systemic uptake and distribution to produce its rapid-onset antidepressant effects. We are initially developing PH10 as a potential fast-acting, non-sedating, non-addictive new generation treatment of MDD. With its rapid-onset pharmacology, lack of systemic exposure an exceptional safety profile, PH10 also has potential as a novel treatment for postpartum depression (PPD), treatment-resistant depression (TRD) and suicidal ideation (SI).

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR, an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101’s active metabolite, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR, but does not block the NMDAR receptor like ketamine and other NMDAR antagonists. We have demonstrated in clinical trials that AV-101 is orally-available, well-tolerated and does not cause dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by other NMDAR antagonists. With its exceptionally few side effects and excellent safety profile, AV-101 has potential to be an oral, new generation treatment for multiple large market CNS indications involving abnormal NDAR function and where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP). We are currently assessing AV-101’s potential in combination with probenecid, to treat both MDD and NP, as well as dyskinesia associated with levodopa therapy for Parkinson’s disease, epilepsy and suicidal ideation.

VistaStem is applying pluripotent stem cell (hPSC) technology and CardioSafe 3D, our customized cardiac bioassay system, to discover and develop, novel small molecule NCEs for our CNS pipeline or for out-licensing.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents, as well as U.S. and foreign patent applications.

VistaStem, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Annual Report also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Our Strategy

Our goal is to be a leading biopharmaceutical company committed to development and commercialization of novel proprietary therapies for the treatment of anxiety, depression and other CNS diseases and disorders with high unmet need. Key elements of our strategy to achieve our goal are as follows:

●
Focus on global development and commercialization, on our own in the U.S. and with collaborators outside the U.S., of novel CNS drug candidates with fundamentally differentiated mechanisms of pharmacological action than currently approved therapies;

●
Emphasize the development and commercialization of differentiated CNS product candidates with potential for (i) rapid-onset therapeutic effects, (ii) exceptional safety profiles, especially product candidates without high potential risk of addiction, sedation, cognitive impairment, psychological side effects (such as hallucinations or dissociation), or cardiac and/or drug-drug interaction liabilities, and (iii) significant therapeutic and commercial impact in multiple CNS markets where currently-approved treatment alternatives are inadequate, resulting in high unmet but addressable need;

●
Advance and complete Phase 3 clinical development of PH94B for acute treatment of SAD, on our own in the U.S. and, in markets outside the U.S., through strategic license, development and commercialization agreements with biopharmaceutical companies with high-quality capabilities and expertise in such markets, such as the EverInsight License Agreement (as further described below) (Collaborators);

●
File for and obtain regulatory approval of PH94B for acute treatment of SAD on our own in the U.S. and with Collaborators outside the U.S., if our Phase 3 clinical development efforts are successful;

●
Commercialize PH94B, initially for acute treatment of SAD, on our own in the U.S. and with Collaborators outside the U.S., if and when approved for acute treatment of SAD in the U.S. and other markets;

●
Pursue exploratory Phase 2 clinical development of PH94B, on or own or with Collaborators, academic institutions, private foundations and/or U.S. government institutions, such as the U.S. National Institutes of Health (NIH), U.S. Department of Veterans Affairs (VA), and U.S. Department of Defense (DOD), for multiple additional anxiety-related indications, including adjustment disorder with anxiety related to the COVID-19 pandemic, postpartum anxiety, post-traumatic stress disorder, preoperative anxiety, panic disorder and potentially other anxiety-related disorders;

●
Advance PH10 into and through Phase 2B clinical development for treatment of MDD in the U.S. on our own, and, if our U.S. Phase 2B development efforts are successful, advance and complete Phase 3 clinical development of PH10 for treatment of MDD, on our in the U.S. and with Collaborators outside the U.S.;

●
File for and obtain regulatory approval of PH10 for treatment of MDD on our own in the U.S. and with Collaborators outside the U.S., if our Phase 3 clinical development efforts are successful;

●
Commercialize PH10, initially for treatment of MDD, on our own in the U.S. and with Collaborators outside the U.S., if and when approved for treatment of MDD in the U.S. and other markets;

●
Pursue exploratory Phase 2 clinical development of PH10, on or own or with Collaborators, academic institutions, private foundations and/or U.S. government institutions for multiple additional depression-related indications, including postpartum depression, treatment resistant depression and suicidal ideation;

●
File for and obtain regulatory approval of PH10 for treatment of MDD in the U.S., if it has advanced into and successfully completed Phase 3 development;

●
Commercialize PH10 on our own in the U.S. and with Collaborators outside the U.S., if and when approved;

●
Pursue exploratory Phase 1 and Phase 2 clinical development of AV-101 in combination with probenecid, on our own or with academic institutions, private foundations and/or U.S. government institutions in the U.S., and with Collaborators outside the U.S., for treatment of multiple CNS indications involving abnormal NDAR function, including depression, dyskinesia associated with levodopa therapy for Parkinson’s disease, epilepsy, neuropathic pain and suicidal ideation;

●
Advance AV-101, in combination with probenecid, on our own into and through Phase 2B clinical development for treatment of one or more CNS indications involving abnormal NMDAR function, and, if our U.S. Phase 2B development program is successful, advance and complete Phase 3 clinical development of AV-101, in combination with probenecid, for treatment of such indication(s), on our in the U.S. and with Collaborators outside the U.S.;

●
File for and obtain regulatory approval in the U.S. of AV-101, in combination with probenecid, for treatment of one or more CNS indications involving abnormal NMDAR function, if it has advanced into and successfully completed Phase 3 development;

●
Commercialize AV-101 on our own in the U.S. and with Collaborators outside the U.S., if and when approved;

●
Evaluate the market potential and regulatory pathways for our product candidates in countries outside the U.S., and move forward where and when it may make business and strategic sense for us to proceed;

●
Explore potential for development and commercialization collaborations to advance clinical development, file for and obtain regulatory approval of, and commercialize our product candidates in global markets outside the U.S.;

●
Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional CNS indications, and the identification of new drug candidates and new areas of interest;

●
Utilize the strengths of VistaStem and its proprietary hPSC-based cardiotoxicity assay system, CardioSafe 3D, and our scientific know-how to both expand our CNS product candidate portfolio through our internal drug rescue programs and lessen our long-term reliance on the success of any one particular program to facilitate our long-term growth; and

●
Leverage the strengths of VistaStem and its hPSC-based intellectual property portfolio to explore potential for one or more additional strategic out-licensing transactions in the predictive toxicology, regenerative medicine and/or cell therapy fields focused on applications of our CardioSafe 3D assay system and/or blood, cartilage and liver cells.

Our Product Pipeline

The following table summarizes the status of our development programs as of the filing date of this Annual Report.

Our Lead Programs

PH94B Neuroactive Nasal Spray for Acute Treatment of Social Anxiety Disorder

Social Anxiety Disorder affects over 20 million Americans and, according to the NIH, is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels intense, persistent symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD is afraid that he or she will be humiliated, judged, and rejected. The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them. Some people with SAD do not have anxiety in social situations, but instead have performance anxiety. They feel physical symptoms of anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage. Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressant drugs (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD, and no drug is FDA-approved for acute, on-demand treatment of SAD. These FDA-approved chronic oral ADs have slow onset of effect (often many weeks or months) and significant side effects that may make them inadequate or inappropriate treatment alternatives for many individuals affected by acute, episodic symptoms of SAD. Benzodiazepines, often referred to as “benzos,” and beta blockers, both of which are not FDA-approved to treat SAD, also are prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis. Unlike ADs, which can take several weeks to take full effect, benzodiazepines have rapid-onset effect by slowing the nervous system to induce a calming effect that can last up to twelve hours. However, the safety concerns and side effects of benzodiazepines, many of which are similar to side effects of alcohol, also can appear rapidly. Extended use of benzodiazepines may lead to physical dependence, and weaning off benzodiazepines can take up to many months, often resulting in severe withdrawal symptoms, including muscle pain, sweating, blurred vision, depression, seizures and delirium tremens similar to those experienced with alcohol withdrawal. Benzodiazepines users also can build up a tolerance that requires increasingly larger doses over time. When taken with opioid drugs, benzodiazepine use may be quite dangerous, so much so that in 2016 the FDA ordered that benzodiazepines must display a “black box” label on bottles to warn against their potential for dangerous interactions with opioids. We believe PH94B, with its rapid-onset activity without systemic exposure and its lack of benzodiazepine-like side effects and safety concerns, has potential to displace benzodiazepines in many established anxiety disorder treatment paradigms.

PH94B neuroactive nasal spray is a synthetic investigational neurosteroid with a novel, rapid-onset mechanism of action developed from proprietary compounds called pherines and administered at microgram doses as an odorless nasal spray. The pharmacological activity of VistaGen’s PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, or anxiolytics, including all ADs approved by the FDA for treatment of SAD. PH94B engages nasal chemosensory receptors that trigger a subset of neurons in the main olfactory bulbs (OB) in nasal passages. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing release of norepinephrine, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as other parts of the brain. Importantly, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects.

In a peer-reviewed, published, randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91), with Dr. Michael Liebowitz, the creator of the Liebowitz Social Anxiety Scale (LSAS), as principal investigator, PH94B was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-induced challenges of individuals with SAD, as assessed using subjective anxiety ratings on the Subjective Units of Distress Scale (SUDS) within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.

In all Phase 1 and Phase 2 studies to date, PH94B’s safety profile has been exceptional, without indication of abuse potential, psychological side effects (such as dissociation or hallucinations), sedation or other side effects and safety concerns that may be associated with ADs approved by the FDA for treatment of SAD, as well as with benzodiazepines and beta blockers. Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 development, we are preparing for Phase 3 development of PH94B in the U.S. and abroad. Our goal is to develop and commercialize PH94B as the first FDA-approved, fast-acting, on-demand, acute treatment for SAD without debilitating side effects and safety concerns.

PH10 Neuroactive Nasal Spray for Major Depressive Disorder

Depression is a serious medical illness and a global public health concern that can occur at any time over a person's life. According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 300 million people. Statistics from the U.S. National Institute of Mental Health (NIMH) indicate that an estimated 17.3 million adults in the U.S., or approximately 7.1% of all adults in the U.S., had at least one major depressive episode in 2017. While most people will experience depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. In typical depressive episodes, an individual experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD also may include diminished pleasure in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. Current oral ADs available in the multi-billion-dollar global depression market have modest efficacy, substantial lag of onset of action, and considerable side effects. Approximately two out of every three depression sufferers do not receive adequate therapeutic benefits from their initial treatment with a standard AD, and the likelihood of achieving remission of depressive symptoms declines with each successive AD treatment attempt. Even after multiple treatment attempts, approximately one-third of depression sufferers still fail to find an adequately effective AD. In addition, this trial and error process and the systemic effects of the various ADs involved may increase the risk of patient tolerability issues and serious side effects, including suicidal thoughts and behaviors in certain groups. New generation ADs with different mechanisms of action, faster onset activity and fewer side effects are needed.

While current FDA-approved ADs are widely used, about two-thirds of patients with MDD do not respond to their initial AD treatment. Inadequate response to current ADs is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and safety profiles.

PH10 neuroactive nasal spray is a synthetic investigational neurosteroid with a novel, rapid-onset mechanism of action (MOA) that is fundamentally different from the MOA of all current treatments for MDD. Developed from proprietary compounds called pherines, PH10 is self-administered at microgram doses as an odorless nasal spray. PH10 activates nasal chemosensory receptors that trigger neural circuits in the brain that produce antidepressant effects. Specifically, PH10 engages nasal chemosensory receptors that trigger a subset of neurons in the main OB. OB neurons then stimulate neurons in the limbic amygdala that release norepinephrine and increase activity of the limbic-hypothalamic sympathetic nervous system. Importantly, unlike all currently approved ADs, PH10 does not require systemic uptake and distribution to produce its rapid-onset antidepressant effects. In addition, in clinical studies to date, PH10 has not caused psychological side effects (such as dissociation and hallucinations) or safety concerns that may be associated with ketamine-based therapy (KBT), including intravenous ketamine or intranasal ketamine (esketamine), a nasal spray.

In a peer-reviewed, published exploratory Phase 2A clinical study (n=30), PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale-17 (HAM-D-17), without side effects or safety concerns that may be caused by certain oral ADs or KBT.

With its potential for rapid-onset activity at a microgram dose that does not require systemic uptake to achieve sustained antidepressant effects, and, as demonstrated in the PH10 Phase 2A program for MDD, an exceptional safety profile that is not expected to require administration in a clinical setting, we believe PH10 has transformative potential in the treatment paradigm for multiple applications in global depression markets. Based on positive results from the PH10 Phase 2A program, we are preparing to conduct two nonclinical studies necessary to support submission of our Investigational New Drug (IND) application to the FDA for Phase 2B clinical development of PH10 for rapid-onset treatment of MDD. Our goal is to submit our IND for a Phase 2B study of PH10 in MDD in the first half of 2021, and, if authorized by the FDA, begin the study in the second half of 2021. Although our initial plan is to develop PH94B as a new stand-alone therapy for MDD, we also believe PH10 has potential as a stand-alone therapy for treatment-resistant depression (TRD) and postpartum depression (PPD), and as an adjunctive therapy to augment current FDA-approved ADs for individuals with MDD, TRD and PPD who have an inadequate response to their current ADs and to prevent relapse following successful treatment with KBT.

AV-101 with Probenecid for MDD

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing, AV-101 has good oral bioavailability, an excellent pharmacokinetic (PK) profile, and is not an inhibitor or inducer of the human cytochrome P450 (CYP) isoforms. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening. Moreover, in all clinical trials to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns, and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine.

In late-2019, we completed a double-blind, placebo-controlled, Phase 2 clinical trial of AV-101 as a potential adjunctive treatment, together with a standard oral AD, in MDD patients who had an inadequate response to a stable dose of a standard oral AD (the Elevate Study). Topline results of the Elevate Study (n=199) indicated that the AV-101 treatment arm (1440 mg) did not differentiate from placebo on the primary endpoint (change in the Montgomery-Åsberg Depression Rating Scale (MADRS-10) total score compared to baseline). After further analysis, we believe that this was likely due to sub-therapeutic concentrations in the brain of 7-Cl-KYNA, the active metabolite of AV-101, resulting from the activity of certain organic ion efflux transporters which reduce 7-Cl-KYNA concentrations in the brain. As in all prior clinical studies, in the Elevate Study, AV-101 was well tolerated, with no psychotomimetic side effects or drug-related serious adverse events.

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantial increase in brain concentrations of AV-101 and 7-Cl-KYNA when AV-101 is given together with probenecid, which is known to block activity of certain organic ion efflux transporters in the kidney. These surprising results in the brain were first revealed in our recent preclinical studies, and are consistent with well-documented clinical studies of probenecid increasing the therapeutic levels in the blood of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antivirals. Many clinical studies demonstrate that probenecid is safe and well tolerated. Probenecid administered adjunctively with AV-101 in an animal model resulted in substantial increased brain concentrations of AV-101 (7-fold) and 7-Cl-KYNA (35-fold). We also recently identified that these increases in brain levels could result from blocking of some of the same transporters in the blood brain barrier that are expressed in the kidney, which are used to regulate drug levels in the blood. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than was demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019. Recent nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

In addition, a Phase 1B target engagement clinical study completed after the Elevate Study by the Baylor College of Medicine (Baylor), with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). The findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition. Findings from the successful Baylor Study were presented at the 58th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in Orlando, Florida in December 2019.

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. We are conducting additional preclinical studies of AV-101 with adjunctive probenecid to evaluate its potential applicability to NMDAR-focused CNS indications for which we have existing AV-101 data without probenecid (depression, epilepsy, levodopa-induced dyskinesia, and neuropathic pain) to determine the most appropriate next-step clinical studies of AV-101 plus adjunctive probenecid, which may include MDD, and optimal commercialization of AV-101.

The FDA has granted Fast Track designation for development of AV-101 as an adjunctive treatment for MDD in adult patients with an inadequate response to standard ADs.

Additional Potential Clinical Development Programs

PH94B for Additional Anxiety Disorders

Adjustment Disorder with Anxiety

Almost everyone experiences significant life events, changes, or stressors and while some individuals adjust to such changes within a few months, others cannot and may struggle with adjustment disorder. Adjustment disorder is an emotional or behavioral reaction considered excessive or disproportionate to a sudden change, stressful event or major life change, such as loss of work, divorce or health setback, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. The stress-related disturbance does not represent normal bereavement or meet the criteria for another mental disorder and is not merely an exacerbation of a preexisting mental disorder.

The recent onset of mental health stressors associated with the COVID-19 pandemic has directly or indirectly affected hundreds of millions of individuals around the world. With the future still uncertain in the COVID-19 era, including uncertainty about safety and protocols for reopening and operating workplaces, schools, universities and sporting venues, as well as parks, beaches and other many other public and private locations, on top of fear and anxiety about catching and spreading the virus and about new waves of cases and a new round of stay-at-home orders, has increased prevalence of AjDA considerably during the COVID-19 pandemic. We believe the mental health impact of the COVID-19 pandemic will be long-term and varied across a wide range of anxiety disorders. PH94B has potential as a novel, acute treatment for AjDA, including stress and impaired functioning as a result of recent-onset of stressors brought on by the health, safety, economic and social circumstances and consequences of the COVID-19 pandemic. With successful Phase 2 development of PH94B for SAD completed and preparations for Phase 3 development underway, we are also planning exploratory Phase 2 development of PH94B for AjDA.

We recently submitted our proposed protocol for an exploratory Phase 2A study of PH94B for acute treatment of AjDA related to the COVID-19 pandemic to the FDA through the FDA’s Coronavirus Treatment Acceleration Program (CTAP). We plan to conduct the proposed Phase 2A study in New York City, the epicenter of the COVID-19 pandemic in the U.S., on an open-label basis and involve approximately 30 adult individuals suffering from AjDA from stressors related to the pandemic. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University and director of the Medical Research Network in New York City, will serve as Principal Investigator of the exploratory Phase 2A study. Our goal in this Phase 2A study is to gain initial experience with PH94B in this patient population, and, based on those results, apply that experience to advance development into a Phase 2B randomized, double-blind, placebo-controlled study of approximately 150 subjects with AjDA.

Postpartum Anxiety

Even before the COVID-19 pandemic, there was compelling research indicating that about 17% of new mothers battle anxiety. Recent research reflects that the prevalence of postpartum anxiety (PPA) among new mothers is increasing significantly during the COVID-19 pandemic. Combined with commonly experienced hormone changes and sleep deprivation, key factors contributing to increasing mental health challenges among new mothers during the COVID-19 pandemic include job loss, lack of secure housing and access to healthcare, physical isolation from friends and family, increased childcare, educational and household duties, and fear and uncertainty about the state of the world for themselves and their newborn children.

With its potential to produce rapid-onset therapeutic effects at microgram doses, without requiring systemic uptake and without causing sedation, we believe PH94B may be ideally suited for new mothers suffering with PPA, especially new mothers who are interested in breastfeeding and who would prefer a non-systemic, non-sedating therapeutic alternative.

In collaboration with a leading academic university in the U.S., we are planning to explore opportunities to assess PH94B’s potential as a novel monotherapy for treating PPA in a small (n=25-30) open-label, Phase 2A study.

Post-Traumatic Stress Disorder

Post-traumatic stress disorder (PTSD) is a clinically diagnosed psychiatric disorder that develops in some people who have experienced or witnessed a shocking, scary, dangerous or life-threatening event, such as military combat, natural disasters, terrorist incidents, serious accidents, or physical or sexual assault in adulthood or childhood. Symptoms of PTSD include flashbacks, nightmares, severe anxiety, uncontrollable intrusive thoughts, and emotional numbing after the event. More than 8 million people in the U.S. suffer from PTSD. Anyone can develop PTSD at any age. According to the National Center for PTSD, about seven or eight out of every 100 people will experience PTSD at some point in their lives. PTSD is often accompanied by depression, substance abuse or one or more of the other anxiety disorders.

It is natural to feel afraid during and after a traumatic situation. Fear triggers many split-second changes in the body to help defend against danger or to avoid it. This “fight-or-flight” response is a typical reaction meant to protect a person from harm. Because PTSD is associated with a heightened “fight or flight” response mediated by increased sympathetic nervous response to conditioned stimuli, an agent which decreases sympathetic tone may be able to treat some symptoms of PTSD.  In Phase 2 studies, at microgram doses, PH94B has been shown to have anti-anxiety effects in patients with both generalized anxiety disorder and SAD. PH94B may therefore have utility either as monotherapy or as add-on therapy in PTSD. Available therapeutic options for PTSD are limited, including only two FDA-approved SSRI antidepressants, which have limited efficacy, undesirable side effects, and target only the symptoms of PTSD, not the underlying disorder itself. We are currently assessing PH94B’s potential for exploratory Phase 2 clinical development as a new generation, rapid-acting, anxiolytic for treatment of PTSD.

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

PH94B demonstrated efficacy in a small, exploratory, placebo-controlled Phase 2 study in patients with GAD. Twenty-one patients were randomized to receive 200 picograms of PH94B or placebo in a one-second aerosol pulse to the chemosensory epithelium of the anterior nasal septum. Thirty minutes after treatment there was mean reduction of 32.0% for the PH94B group and 19.6% for the placebo group in the total Hamilton Anxiety Rating Scale (HAM-A) score. Electrophysiological changes (respiratory, cardiac, and electrodermal frequency), concordant with the reduction in anxiety, were significantly greater for the PH94B group. We believe these transient anti-anxiety effects of PH94B may warrant further investigation in a larger Phase 2 GAD trial.

We are also assessing PH94B’s potential for exploratory Phase 2A studies to treat preoperative/pretesting anxiety and panic disorder. We are considering including open-label investigation in these populations in the context of our long-term safety study in parallel with Phase 3 development of PH94B for acute treatment of SAD

PH10 for Treatment-resistant Depression and Postpartum Depression

Treatment-resistant Depression

TRD is a form of depression that does not get better even after an individual has tried adequate and well-controlled doses of two different oral, FDA-approved antidepressant therapies taken for a sufficient period of time, usually at least six weeks. Approximately one-third of adults with MDD battle depression symptoms that do not respond to current oral AD treatments, including persistent feelings of sadness, disturbances in their sleep patterns, low energy and thoughts of suicide. Certain populations, especially women and elderly individuals, experience TRD at higher rates than others. Individuals who endure severe or frequently recurring bouts of depression also appear to be more susceptible to TRD. Individuals with MDD who also have certain underlying medical conditions, such as thyroid disease, chronic pain, substance abuse and eating or sleep disorders, also may be at greater risk for TRD.

While certain individuals with TRD may benefit from giving their current oral antidepressant more time to work or by taking a larger dose, for others, switching to a different class of antidepressant, or augmenting their current AD with an FDA-approved atypical antipsychotic may lead to remission. In recent years, ketamine-based therapy (KBT) which includes intravenous ketamine and intranasal esketamine given adjunctively with a new oral AD, have been effective in treating TRD. However, KBT has significant drawbacks. Certain patients receiving KBT may experience uncomfortable dissociative symptoms, hypertension, or other side effects for a few hours after administration. Additionally, because of these potential side effects and safety concerns, as well as the potential for abuse, KBT must be administered in a clinical setting.

With its potential for rapid-onset at a microgram dose that does not require systemic uptake to achieve sustained antidepressant effects, and, as demonstrated in the PH10 Phase 2A program for MDD, an exceptional safety profile that is not expected to require administration in a clinical setting, we believe PH10 has transformative potential in the treatment paradigm for multiple applications in global depression markets, including as a new stand-alone therapy for TRD and to prevent relapse following successful treatment for TRD with KBT. After we submit our IND for Phase 2B development of PH10 as a stand-alone treatment for MDD, we plan to assess its potential for exploratory Phase2A development as a treatment for TRD.

Postpartum Depression

New mothers face many challenges, both practical and emotional, when adjusting to life following the birth of a newborn child. PPD develops around the time a woman gives birth, occurring in approximately 15% of births, according to the NIMH. Women with PPD often struggle with anxiety, sadness, difficulty eating and sleeping, or disturbing thoughts of worthlessness, shame, guilt or suicide, all significant depressive symptoms that may commence during pregnancy or typically within the first few months following childbirth. Other symptoms of PPD may include agitation, loss of interest in daily activities, feeling overwhelmed and fatigued, and inability to concentrate. The current standard of care for PPD involves psychotherapy and, in certain mothers, off-label use of oral ADs or a recently-approved intravenous neurosteroid, all of which require systemic uptake to achieve a therapeutic effect, a potential complication for new mothers who wish to breastfeed their newborn child. The recently-approved intravenous neurosteroid requires a lengthy continuous intravenous infusion (approximately 60 hours) that must be administered in a clinical setting and may also cause sedation.

As demonstrated in an exploratory Phase 2A study of PH10 in adults, including adult women, PH10, self-administered intranasally in microgram doses, does not require systemic uptake to achieve antidepressant effects and, based on its safety profile in all studies to date, is not expected to require inconvenient administration in a clinical setting. PH10 is fundamentally differentiated from the FDA-approved neurosteroid for PPD, as well as all and ADs used off-label for treatment of PPD. Based on prior clinical studies of PH10, including the exploratory Phase 2A clinical study of PH10 in MDD, we believe it has potential to be the first FDA-approved, rapid-onset, non-systemic stand-alone treatment for PPD. After we submit our IND for Phase 2B development of PH10 as a stand-alone treatment for MDD, we plan to assess its potential for exploratory Phase 2A development as a treatment for PPD.

PH10 and AV-101 for Suicidal Ideation

According to the WHO, every year approximately 800,000 people worldwide take their own life and many more attempt suicide. The U.S. Centers for Disease Control (CDC) views suicide as a major public health concern in the U.S. as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise. According to experts in the field of suicidal ideation (SI), characterized as suicidal thoughts and behavior, the number of Americans who die by suicide is, since 2010, higher than those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. Suicidal ideation is complex and there is no single cause. The NIMH attributes many different factors to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse. Additionally, according to reports released by the VA, the U.S. Military Veteran population is at significantly higher risk for suicide than the general population.

As  previously noted, we collaborated with Baylor and the VA on a small Phase 1b clinical trial of AV-101 in healthy volunteer U.S. Military Veterans from Operation Enduring Freedom, Operation Iraqi Freedom or Operation New Dawn. The Baylor Study was a randomized, double-blind, placebo-controlled cross-over study designed as a target engagement study as the first-step in our plans to test potential anti-suicidal effects of AV-101 in U.S. Military Veterans who respond to ketamine-based therapy.

Going forward, we believe both PH10 and AV-101 may play a key role in a new treatment paradigm for SI. Accordingly, based on results of various IND-enabling preclinical studies, and, after appropriate IND submissions, we will assess potential exploratory Phase 2A development of each drug candidate for treatment for stand-alone treatment of SI and/or adjunctive treatment of SI together with KBT or other AD therapies.

AV-101 for Certain CNS Diseases and Disorders related to Abnormal NMDAR Function

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

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed preclinical studies involving four well-established models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of NP in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). In recent studies in this preclinical model, AV-101 also had positive results using pregabalin as an active control. AV-101 demonstrated robust analgesic effects, similar to Lyrica, but fewer side effects as measured in the rotarod assay. Neurontin and Lyrica have been associated with sedation and mild cognitive impairment in third party literature and are often prescribed for treatment of NP. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear.

Based on successful preclinical studies involving AV-101, gabapentin and pregabalin, as well as AV-101’s exceptional safety profile in all preclinical and clinical studies to date, we are exploring the optimal development path forward, subject to securing sufficient capital, for Phase 2A clinical development of AV-101, together with probenecid, as a new generation, non-opioid treatment to reduce debilitating NP, as well as its potential to avoid sedative side effects and cognitive impairment that have been observed in third party literature to be associated with other NP treatments, and to reduce the risk of addiction associated with pain medications targeting opioid receptors.

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

Levodopa-induced dyskinesia (LID) is a disorder that affects people with PD who are treated with levodopa for an extended period of time. Oral levodopa remains the most effective therapy for motor symptoms of PD. However, after continuous long-term use (longer than five years), many PD patients experience LID. Although clinical manifestations of LID are heterogenous, LID is commonly associated with abnormal involuntary movements, including chorea and dystonia. These motor complications tend to become more severe as PD progresses and as the duration of levodopa treatment is extended, until the impact of LID may compromise the advantage of treatment with levodopa. PD treatment with levodopa is routinely delayed due to concerns over LID. Once LID develops, levodopa-treated PD patients may be faced with a choice between immobility due to untreated and uncontrolled PD, or mobility with the associated LID. Studies published in the New England Journal of Medicine and Movement Disorders have shown LID develops in approximately 45% of levodopa-treated Parkinson’s disease patients after five years and 80% after 10 years of levodopa treatment. In the U.S., there are an estimated 150,000 to 200,000 people with PD who are impacted by LID.

AV-101 is not a dopamine-based drug candidate. Rather, AV-101’s active metabolite, 7-Cl-KYNA, is a potent and selective NMDA receptor glycine site antagonist with neuroprotective properties, which receptor plays a major role in glutamatergic signaling and has been shown to be a therapeutic target for LID.

In a recently reported preclinical study in the “gold standard” MPTP monkey model of PD and LID, AV-101’s efficacy against LID was measured through behavioral scores on a dyskinesia scale, and a Parkinsonian disability scale was used to measure levodopa anti-parkinsonian efficacy. This study demonstrated that AV-101 significantly (p = 0.01) reduced LID. Importantly, AV-101 did not reduce the timing, extent, or duration of the therapeutic effects of levodopa, indicating that AV-101 did not impact the anti-parkinsonian efficacy of levodopa. Moreover, AV-101 did not cause adverse events often associated with amantadine therapy for LID, such as hallucinations, dizziness, and falls. These preclinical results confirmed our prior anti-dyskinesia study in this MPTP monkey model. We believe these preclinical data and AV-101’s positive safety profile in all clinical studies to date support AV-101’s potential to treat LID, while both maintaining the antiparkinsonian benefits of levodopa and without causing hallucinations or other serious side effects that may be associated with amantadine therapy for LID. As a result, we are exploring the optimal development path forward, subject to securing sufficient capital, for Phase 2A clinical development of AV-101, together with probenecid, as a new generation treatment for LID.

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

AV-101 has been shown to protect against seizures and neuronal damage in preclinical animal models of epilepsy. We believe AV-101’s dual action as a NMDAR GlyB antagonist and QUIN synthesis inhibitor, and exploratory preclinical data, together with human safety data in all clinical studies to date, may provide support for AV-101’s potential as an exploratory Phase 2A clinical development candidate for treatment of epilepsy. As a result,  we are planning to conduct additional preclinical studies to assess AV-101’s optimal development path forward and potential for future Phase 2A clinical development, together with probenecid, as a new generation treatment for epilepsy.

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

VistaStem is our wholly owned subsidiary focused on applying our hPSC technology to discover, rescue, develop and commercialize proprietary new chemical entities (NCEs) for our CNS pipeline and cellular therapies and RM involving hPSC-derived blood, cartilage, heart and liver cells. We used our hPSC-derived human heart cells to develop CardioSafe 3D™, our customized in vitro bioassay system for predicting heart toxicity of potential DR NCEs.  We believe CardioSafe 3D is more comprehensive and clinically predictive than the hERG assay and provides us with new generation human cell-based technology to identify and evaluate DR candidates and develop DR NCEs for our CNS pipeline and/or out-licensing.

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

Regenerative Medicine

Stem cell technology-based cell therapy (CT) and RM have the potential to transform healthcare by providing new approaches for treating the fundamental mechanisms of disease. We currently intend to establish strategic CT- and/or RM-focused collaborations to leverage our hPSC technology platform, our expertise in human biology, differentiation of hPSCs to develop functional adult human cells and tissues involved in human disease, including blood, bone, cartilage, heart and liver cells for CT and RM purposes. We have exclusively sublicensed to BlueRock Therapeutics, a next generation RM company established by Bayer AG and Versant Ventures and later acquired by Bayer, rights to certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease (the Bayer Agreement). In a manner similar to the Bayer Agreement, we may pursue additional CT and RM collaborations or licensing transactions involving blood, cartilage, and/or liver cells derived from hPSCs for CT and RM applications.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and related pharmaceutical compositions, their therapeutic methods of use, including therapeutic and prognostic methods, as well as processes for their manufacture, and any other aspects of our discoveries and inventions that are commercially important to the development of our business.

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

Patents

We own and have licensed granted patents and pending patent applications in the U.S. and in certain foreign countries. These patent properties include, but are not limited to:

PH94B (licensed by us from Pherin Pharmaceuticals, Inc. (Pherin))

●
Two granted U.S. patents and other foreign patents related to the reduction of anticipatory anxiety or social phobic response; and

The U.S. patents related to PH94B nominally expire either in 2025 or 2028, respectively, and foreign patents nominally expire in 2026, subject to extensions that may be available on a country-by-country basis.

PH94B patent application owned by VistaGen:

●
Pending U.S. patent application related to the treatment of adjustment disorder with anxiety.

Patents that may be granted on this patent application nominally will expire in 2041.

PH10 (licensed by us from Pherin)

●
One granted U.S. patent related to treatment of depressive disorders; and

●
Granted foreign patents and pending foreign patent applications related to treatment of depressive disorders.

The U.S. and foreign patents related to PH10 nominally expire in 2033, subject to extensions that may be available on a country-by-country basis.

AV-101

●
Four granted U.S. patents related to the treatment of depression with AV-101, certain unit dose formulations of AV-101 effective to treat depression, and treatment of dyskinesia induced by the administration of L-DOPA;

●
Pending U.S. patent applications and foreign granted patents and pending foreign patent applications related to treatment of various disorders, including depression, LID, neuropathic pain (NP), tinnitus and obsessive-compulsive disorder;

●
Pending U.S. patent application related to the prognostic identification of high and low responders to treatment of various CNS disorders with AV-101;

●
Pending U.S. patent application related to the therapeutic use of the combined administration of AV-101 plus probenecid; and

●
Two granted U.S. patents, and foreign granted patents and pending foreign patent applications related to the manufacture of AV-10.

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

The U.S. and foreign patents and patent applications related to cardiac stem cells nominally expire between 2031 and 2037, subject to extensions that may be available on a country-by-country basis. Additionally, therapeutic and certain other fields of use have been licensed by us to Bayer under the Bayer Agreement.

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

Patent Term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. Patent and Trademark Office (PTO). In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to align with that of a related patent.

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the approval of that application (approval phase). This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent related to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then-owned or licensed patents, if any, to extend patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application (ANDA), or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual’s or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

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

We may seek multiple strategic collaborations and relationships focused on development and commercialization of our product candidates in regions outside the U.S.

Commercial Agreements

We have customary clinical supply agreements and customary agreements with clinical research organizations to help us manage our nonclinical and clinical development programs. Each of our commercial agreements is non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supplies or request services to be performed under work orders that we generate from time to time.

Material License Agreements

Exclusive License and Collaboration Agreements with Pherin

In September 2018, we acquired from Pherin an exclusive worldwide license to develop and commercialize PH94B. In October 2018, we acquired from Pherin an exclusive worldwide license to develop and commercialize PH10. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments, and pay royalties, to Pherin in connection with our sublicense, development and commercialization collaborations involving PH94B and/or PH10, as well as in the event that certain development milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we are obligated to pay to Pherin monthly support payments of $10,000 for a term of the earlier of 18 months or the termination of the license agreement, however no monthly support payment is required under the 18-month period identified in the PH10 license agreement if support payments are being made under the terms of the PH94B license agreement. In April 2020, we completed our obligation to pay such monthly support payments to Pherin, and that contractual requirement has been fully satisfied.

Exclusive License and Collaboration Agreement with EverInsight Therapeutics

In June 2020, we entered into a license and collaboration agreement (the EverInsight License Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands (EverInsight), pursuant to which we granted EverInsight an exclusive license to develop, manufacture and commercialize PH94B for multiple anxiety-related disorders in Greater China (Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retained development, manufacturing and commercialization rights for PH94B in the rest of the world.

Under the terms of the EverInsight License Agreement, we are entitled to receive an upfront payment of $5.0 million. We may also receive up to an additional $172 million in milestone payments upon EverInsight’s achievement of certain developmental, regulatory and sales milestone events related to PH94B, which achievement cannot be guaranteed. We are also entitled to receive certain royalties on net sales, if any, of PH94B in the Territory following receipt of any required regulatory approval. In addition, EverInsight has the right to sublicense to affiliates and third parties in the Territory. EverInsight is responsible for all costs related to developing, obtaining regulatory approval of and commercializing PH94B in the Territory. A joint development committee will be established between the Company and EverInsight to coordinate and review the development, manufacturing and commercialization plans with respect to PH94B in the Territory. Unless earlier terminated due to certain material breaches of the contract, or otherwise, the EverInsight License Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

Manufacturing and Supply

Manufacturing of the drug substance and drug product for our product candidates is done by third-parties and must comply with FDA current good manufacturing practice (cGMP) regulations. Our product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate, nor do we plan to own or operate, any manufacturing facilities for the clinical or commercial production of our drug candidates. We conduct manufacturing activities under individual project or work orders with independent CMOs, to supply all of our nonclinical and clinical trial needs. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product candidate’s active pharmaceutical ingredients and drug products will be capable of providingsufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

By design, we do not currently have any fixed contractual arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for our product candidates. If our product candidates are approved, we intend to contract with CMOs to produce all of our future commercial supplies on our behalf. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional back-up manufacturers, both in the U.S. and outside the U.S., to provide API and/or drug product.

Sales and Marketing

We believe that we can successfully launch and commercialize PH94B for acute treatment of SAD on our own in the U.S., if approved in the U.S. by the FDA. Upon successful completion of our PH94B Phase 3 clinical development program for acute treatment of SAD, should that occur, we believe that we can cost effectively build a commercial infrastructure in the U.S. in advance of U.S. approval of PH94B for acute treatment of SAD and ultimately implement a targeted sales force required to commercialize PH94B in the U.S. Support for this targeted team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We also may seek co-promotion partners for our U.S. sales efforts to achieve broader reach or call frequency with other U.S. target physicians.

We believe that there are significant market opportunities for our products outside of the U.S. As a result, as we have done with EverInsight for development and commercialization of PH94B in Greater China, South Korea and Southeast Asia, we plan to seek strategic partnerships with third party collaborators, which third-parties may have greater reach and resources by virtue of their size and/or experience in the field, for the development and commercialization of our products outside the U.S. We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments prior to and following any product approval, through the hiring of a targeted sales and marketing force. We expect to focus our future sales and marketing efforts, if PH94B is approved for acute treatment of SAD, on psychiatrists and select primary care physicians and potentially on pediatricians who are likely to see adolescents, as well as nurse practitioners and psychologists who, in some states, are permitted to prescribe medications.

Should we advance PH10 and AV-101 through successful completion of Phase 2 and Phase 3 clinical development for treatment of MDD and/or other CNS indications, we plan to file for and obtain regulatory approval of PH10 and AV-101 in the U.S. and then commercialize them in the U.S. on our own and outside the U.S. with third-party collaborators.

Clinical, Regulatory and Scientific Advisors

We have formed a Clinical and Regulatory Advisory Board (CRA Board) and a Scientific Advisory Board (SAB) composed of leading experts in the areas of related to development of our product portfolio, including anxiety, depression, neuropathic pain, FDA regulations, clinical trial design, drug rescue and medicinal chemistry, and stem cell technology, cell therapy and regenerative medicine. These experts provide us with key scientific, clinical, regulatory and strategic guidance concerning our development programs in anxiety, depression and other CNS disorders, as well as potential applications of our stem cell technology platform. The following are members of our CRA Board: Maurizio Fava, M.D., Director of the Clinical Research Program and Executive Vice Chair of the Department of Psychiatry at Massachusetts General Hospital, and Slater Family Professor of Psychiatry at Harvard Medical School; Thomas Laughren, M.D., retired Division Director of the FDA’s Division of Psychiatry Products; Michael Liebowitz, M.D., Professor of Clinical Psychiatry at Columbia University and director of the Medical Research Network in New York City; Gerard Sanacora, M.D., Ph.D., George D. and Esther S. Gross Professor of Psychiatry, Director of Yale Depression Research Program and Co-Director of Yale New Haven Hospital Interventional Psychiatry Service; Sanjay Mathew, M.D., vice chair for research and professor of psychiatry and behavioral sciences at Baylor College of Medicine and a Staff Psychiatrist at the Michael E. DeBakey VA Medical Center; and Mark Wallace, M.D., Distinguished Professor of Clinical Anesthesiology at the University of California, San Diego. Members of our SAB include Gordon Keller, Ph.D., Director of University Health Network McEwen Stem Cell Institute, and Professor, Department of Medical Biophysics, University of Toronto, Ontario, and Ron Wester, Ph.D., retired Vice President, Medicinal Chemistry and Drug Discovery at Pfizer Global R&D.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. The high unmet need in large and growing global markets for anxiety, depression and other CNS diseases and disorders, as well as stem cell technology, cell therapy and regenerative medicine, make them attractive therapeutic areas and market opportunities for biopharmaceutical businesses. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do. Several of these entities have commercial products, robust drug pipelines, readily available capital, and established research and development organizations. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

Although currently there are no FDA-approved therapies for SAD with the mechanism of action of PH94B, and we are aware of no company developing a potential acute treatment for SAD that is either a nasal spray or involves the same mechanism of pharmacological action as PH94B. However, although they are not FDA-approved for the acute treatment of SAD and are associated with side effects and safety concerns we do not anticipate to be associated with PH94B, we may face competition to PH94B for acute treatment of SAD from off-label use of generic benzodiazepines and generic beta blockers. In addition, although there are three antidepressants approved by the FDA for overall treatment of SAD, such drugs do not achieve rapid-onset therapeutic effects.

Although currently there are no FDA-approved oral therapies for MDD with the mechanism of pharmacological action of either PH10 or AV-101, we are aware of numerous pharmaceutical and biotechnology companies that are developing therapies targeting the MDD market, including with drug candidates focused on the NMDAR. Certain of the potential MDD therapies being developed are broad NMDAR antagonists and tend to have multiple target actions. We believe AV-101 is a specific NMDAR glycine site antagonist, without negative off-target activity in preclinical screening. We are aware of the numerous companies developing or commercializing therapies for MDD or NMDAR-targeted therapies for other CNS disorders. Such companies include but are not limited to, Acadia, Adamas, Alkermes, Allergan, Aptynix, Avanir, Axsome, Biohaven, Biogen, BlackThorn, Cadent, Cerecor, Eli Lilly, Janssen, Lundbeck, Minerva, Navitor, NeuroRx, Otsuka, Novartis, Perceptive Neuroscience, Praxis, Relmada, Sage, Seelos, Shionogi, Taisho and Takeda. Additionally, with respect to MDD, we expect that PH10 and AV-101 will have to compete with a variety of therapeutic procedures for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

We believe that VistaStem’s hPSC technology platform, the hPSC-derived human cells we study, and the customized human cell-based assay systems we have developed and used are capable of being competitive in the diverse and growing global stem cell, CT and RM markets, including potential markets involving the sale of hPSC-derived cells to third-parties for their in vitro drug discovery and safety testing, contract predictive toxicology drug screening services for third parties, internal drug discovery, drug development and DR of new NCEs, and RM, including in vivo CT research and development. A representative list of such biopharmaceutical companies pursuing one or more of these potential applications of adult and/or hPSC technology includes, but is not limited to, the following: Acea, Astellas, Athersys, BioCardia, BioTime, Caladrius, Cellectis, Cellerant, Cytori, Fujifilm, HemoGenix, International Stem Cell, Neuralstem, Organovo, PluriStem, and Stemina BioMarker Discovery. Pharmaceutical companies and other established corporations such as Bristol-Myers Squibb, Charles River, GE Healthcare, GlaxoSmithKline, Novartis, Pfizer, Roche Holdings, Thermo Fisher and others have been and are expected to continue pursuing internally various stem cell-related research and development programs. Many of the foregoing companies have greater resources and capital availability and as a result, may be more successful in their research and development programs than us. We anticipate that acceptance and use of hPSC technology for drug development, CT and RM will continue to occur and increase at pharmaceutical and biotechnology companies in the future.

While we believe that our employees’ and consultants’ scientific knowledge, technology, and development experience provide us with competitive advantages, many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state, and local level, and in other countries and supranational regions, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of pharmaceutical products such as those we are developing. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for pharmaceutical products, including laws intended to prevent fraud, waste, and abuse of healthcare dollars. This includes, for example, requirements that manufacturers of pharmaceutical products participating in Medicaid and Medicare comply with mandatory price reporting, discount, rebate requirements, and other cost control measures, as well as anti-kickback laws and laws prohibiting false claims. Some states also have enacted fraud, waste, and abuse laws that parallel (and in some cases apply more broadly than) federal laws, and in some cases price transparency requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Further, healthcare is an active area of governmental scrutiny, and it is reasonable to expect that the requirements may become more stringent within the foreseeable future.

FDA Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

●
completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;

●
submission to the FDA of an IND which must become effective before human clinical trials may begin;

●
approval by an independent Institutional Review Board (IRB) for each clinical site or centrally, before each trial may be initiated;

●
adequate and well‑controlled human clinical trials to establish the safety and efficacy of the proposed drug candidates for its intended use, performed in accordance with current Good Clinical Practices (GCP);

●
development of manufacturing processes in compliance with current cGMPs to ensure the drug’s identity, strength, quality, and purity;

●
compilation of required information and submission to the FDA of an NDA;

●
satisfactory completion of an FDA advisory committee review, if applicable;

●
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

●
FDA review and approval of the NDA to permit commercial marketing for particular indications for use.

Preclinical Studies and IND Submission

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity, and drug product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s Good Laboratory Practice regulations. Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or noncompliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted.

Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to for FDA review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on their clinicaltrials.gov website.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, enrollment of potential trial subjects, and the continuing validity and scientific merit of the clinical trial. The data safety monitoring board receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

The manufacture of investigational drugs for the conduct of human clinical trials (and their active pharmaceutical ingredients) is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

●
Phase 1—Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure‑activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

●
Phase 2—Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

●
Phase 3—These adequate and well‑controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval.

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 studies may be required by the FDA as a condition of approval of the NDA, to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition to the above traditional kinds of clinical trial data required for the approval of an NDA, the 21st Century Cures Act provides for potential FDA use of different types and sources of data in regulatory decision-making, such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries. Implementation of this law and related initiatives is still in progress and we do not know the extent to which we may in the future be able to utilize these types and sources of data. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

Clinical trials at any phase may not be completed successfully within any specified period, or at all. Regulatory authorities, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to the subjects, or based on evolving business objectives or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During the development of a new drug, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed‑upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk‑benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacturing, and control (CMC) information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under the Prescription Drug User Fee Act (PDUFA). User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies or other clinical development program. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

Once the FDA receives an application, it will determine within 60 days whether the NDA as filed is sufficiently complete to permit a substantive review (with this decision often referred to as the NDA being “accepted for filing.”). The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review of the NDA.

The FDA has agreed to a set of performance goals and procedures under PDUFA to review 90% of all applications within ten months from the 60-day filing date for its initial review of a standard NDA for a New Molecular Entity (NME). For non-NME standard applications, the FDA has set the goal of completing its review of 90% of all applications within ten months from the submission receipt date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may also be extended if the FDA requests, or the NDA sponsor otherwise provides, substantial additional information or clarification regarding the submission.

The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances.

An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows such recommendations.

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, safety, potency, and purity. Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre‑Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.

The approval process is lengthy and difficult, and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical, clinical, CMC, or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA and may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (CRL). If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval in its current form and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months (from receipt) for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), CDER’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the issues identified in a CRL have been addressed and resolved to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug for specific indications and with specific prescribing information which was reviewed in connection with the NDA.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. The FDA may also withdraw the product approval if compliance with the pre‑ and post‑marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

505(b)(2) Approval Process

Section 505(b)(2) of the FDCA, provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Act amendments, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The applicant may rely, in part, upon the FDA’s prior findings of safety and effectiveness for an approved product that acts as the reference listed drug or on published scientific literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the changes from the reference listed drug as well as bridging studies to the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (ANDA). An ANDA is an application for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. Limited changes must be pre‑approved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include preclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and, under state substitution laws, may be substituted at the pharmacy for the reference listed drug.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to identify to the FDA patents that contain claims that are directed to the applicant’s product and/or method(s) of use. Upon approval of an NDA, each of the identified patents is then listed in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book.

An applicant who files an ANDA seeking approval of a generic version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) in the applicant’s opinion and to the best of its knowledge, the patent is invalid, unenforceable, or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application approval will not be made effective until all of the listed patents claiming the referenced product have expired.

If the competitor has provided a paragraph IV certification to the FDA, the competitor must also send notice of the paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner within 20 days after the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a paragraph IV certification notice prevents the FDA from making the approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the automatic 30‑month stay.

In practice, where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owners often take action to trigger the automatic 30‑month stay, resulting in patent litigation that may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) application could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

Regulatory Exclusivity

Regulatory exclusivity provisions under the FDCA can also delay the submission or the approval effective date of certain applications. A regulatory exclusivity can provide the holder of an approved NDA protection from new competition in the marketplace for the innovation represented by its approved drug. Five years of exclusivity are available for NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the NCE exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA application by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a paragraph IV certification is filed.

Three years of exclusivity are available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations, other than bioavailability studies, conducted by the sponsor that were essential to approval of the application. Changes in an approved drug product that affect its active ingredient(s), strength, dosage form, route of administration or conditions of use may be granted this exclusivity if a new clinical investigation (NCI) was essential to approval of the application containing those changes. During the NCI exclusivity period, FDA may not approve an ANDA or 505(b)(2) NDA by another company for the condition of the new drug’s approval. NCE and NCI exclusivities will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to, all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is a regulatory exclusivity in the United States that provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity periods described above as well as applicable patent terms. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot make an ANDA or 505(b)(2) application approval effective as a result of regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from United States sales. If a product receives FDA approval for the indication for which it has orphan designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and application user‑fee waivers.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Priority Review and Breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA.

In addition, if an applicant obtains “rolling review” the FDA may accept and initiate review of sections of an NDA before the application submission is complete, although it is not guaranteed that FDA will commence review before the application submission is complete, and the timing of the review depends on a number of factors including availability of review personnel at the FDA, and competing agency priorities among other things. The applicant must provide, and the FDA must agree to, a schedule for the remaining information after the initial section of the NDA.

In some cases, a Fast Track product may be eligible for Accelerated Approval or Priority Review.

The FDA may give a Priority Review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A Priority Review designation means that the goal for the FDA is to review an application within six months of receipt, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a Priority Review.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA), enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross‑disciplinary review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post‑approval Requirements

Any product manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, as well as other federal and state agencies, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, drug shortage reporting, and other periodic reporting; drug supply chain security surveillance and tracking requirements; product sampling and distribution; advertising; marketing; promotion; certain electronic records and signatures; licensure in certain states for the manufacturing and distribution of drug products; and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing annual prescription drug program user fee requirements for any approved products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon the company and third‑party manufacturers.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and product specifications and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the DOJ has consistently asserted in FCA briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.”

The Drug Supply Chain Security Act (DSCSA) imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act (PDMA). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years through 2023, and subject companies will need to continue their implementation efforts. Many states still have in place licensure and other requirements for manufacturers and distributors of drug products. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post‑market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties including fines and imprisonment, and may result in adverse publicity, among other adverse consequences.

Fraud and Abuse, and Transparency Laws and Regulations

Following product approval, our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, and other activities will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the CMS the Office of Inspector General (OIG) and the Health Resources and Services Administration (HRSA), the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act (ACA), of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA further amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

The government has asserted False Claims Act liability against manufacturers by alleging that improper arrangements with ordering physicians caused them or another provider to file false claims in violation of the False Claims Act or that manufacturers’ support of patient assistance programs improperly induced beneficiaries to choose their products in violation of the Anti-Kickback Statute. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, patient assistance programs, and other business arrangements. Medicare Advantage and Medicaid managed care plan regulations prohibit certain forms of marketing to enrollees that are designed to discriminate against beneficiaries on the basis of their health conditions or history. These regulations may require regulatory review of marketing materials, and coordination with health plan or governmental regulators. Additionally, the federal government has pursued electronic health record (EHR) vendors and pharmaceutical manufacturers for remunerative relationships involving the EHR platform’s recommendation of particular drugs and “prompting” technology to increase prescribing of particular drugs.

The ACA further created new federal requirements for reporting under the Physician Payments Sunshine Act (the Sunshine Act) by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. 2018 legislation extended the Sunshine Act to cover payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021).

The federal civil False Claims Act (FCA) prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil False Claims Act; however, a November 2017 Department of Justice memorandum now prohibits the use of subregulatory guidance documents to impose new or more stringent requirements on entities outside the Executive Branch of the federal government. Because the Department has experienced recent administration changes, it is unclear whether the new Attorney General will continue this policy. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, civil False Claims Act liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, or overpayments caused by understated rebate amounts. False Claims Act enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

Similarly, the criminal healthcare fraud statutes impose criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payors, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment form healthcare benefits, items, or services. These statutes are not limited to items and services reimbursed by a governmental health care program and have been used to prosecute commercial insurance fraud as well.

The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statue imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

The exclusion statute requires the exclusion of entities and individuals who have been convicted of federal- program related crimes or health care felony fraud or controlled substance charges. The statute also permits the exclusion of those that have been convicted of any form of fraud, the anti-kickback statute, for obstructing an investigation or audit, misdemeanor controlled substance charges, those whose health care license has been revoked or suspended, and those who have filed claims for excessive charges or unnecessary services. If a company were to be excluded, its products would be ineligible for reimbursement from any federal programs, including Medicare and Medicaid, and no other entity participating in those programs would be permitted to enter into contracts with the company. Further, employment or contracting with an individual or entity that has been excluded from participation in federal healthcare programs could serve as a basis to invalidate claims for items or services submitted by that entity and to exclude that entity from participation in such programs as well. In order to preserve access to beneficial drugs, the government may elect to exclude officers and key employees of manufacturers, rather than excluding the organization. Such enforcement actions would prohibit the Company from engaging those individuals, which could adversely affect operations, and could result in significant reputational harm.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Applicatio (BLA) or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act (VHCA) requires manufacturers to calculate and report to the VA a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government and resulting potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program, and report the ceiling price to HRSA within Department of Health and Human Services. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA, as amended, modified the intent requirement under the certain portions of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its respective implementing regulations, extended certain requirements relating to the privacy, security, and transmission of individually identifiable health information directly to business associates of HIPAA-covered entities. A business associate is defined as a person or organization, other than a member of a covered entity’s workforce, that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. We are not a covered entity under HIPAA but in certain limited situations, we may be considered a business associate. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission (the FTC) failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA) 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law.

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act (CCPA) was made effective January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and it remains unclear what language the final Attorney General regulations will contain or how the statute and the regulations will be interpreted.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third‑party payor, including commercial insurers, and some have transparency laws that require reporting price increases and related information. Certain state laws also regulate manufacturers’ use of prescriber‑identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between pharmaceutical companies and providers and patients, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business, even if investigators ultimately find that no violation has occurred.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, debarment from receiving government contracts or refusal of new orders under existing contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (CMS) through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

In the U.S. and other potentially significant markets for our product candidates, government authorities and third‑party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the U.S., federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Governmental and private payors may also establish certain access restrictions, such as prior approvals or evidence of failure on existing medications or therapies.

These restrictions and limitations influence the purchase of healthcare services and products. Third‑party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third‑party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third‑party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third‑party payors.

Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment.

Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, many government programs as a condition of participation mandate fixed discounts or rebates from manufacturers regardless of formulary position or utilization, and then rely on competition in the market to attain further price reductions, which can greatly reduce realization on the sale.

Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups and health technology assessment bodies, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third‑party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain the FDA and other comparable foreign regulatory authority approvals. Our product candidates may not be considered medically necessary or cost‑effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over price structures. If third-party payors reduce their rates for our products, then our revenue and profitability may decline and our operating margins will be reduced. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third party payors may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third party payors. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our product candidates in whole or in part.

Pharmacy benefit managers (PBM), rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

Healthcare Reform Measures

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established a prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

The ACA established the Patient-Centered Outcome Research Institute to organize and coordinate federally funded research to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third‑party payors do not consider our product candidates to be cost‑effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The ACA made other changes intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health care industry, and impose additional health policy reforms. The law expanded the eligibility criteria for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the entities eligible for discounts under the 340B Drug Discount Program, which mandates discounts to certain hospitals, community centers, and other qualifying providers, although, with the exception of children’s hospitals, these newly eligible entities are not eligible to receive discounted 340B pricing on orphan drugs and the Health Resources and Services Administration has narrowed its interpretation of which beneficiaries may fill prescriptions through 340B inventories. The law additionally extended manufacturer’s Medicaid rebate liability to covered drugs dispensed to patients enrolled in Medicaid managed care organizations, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program, and created an alternative rebate formula for certain new formulations of certain existing products, which is intended to increase the amount of rebates due on those drugs. The revisions to the Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of drug sample distribution, which may require us to modify our business practices with healthcare practitioners. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

The ACA also imposed an affirmative obligation to report and repay any overpayments, including those payments that resulted from violations of the Anti-Kickback Statute, false claims act, or civil monetary penalties statute, within sixty (60) days after such overpayment has been identified. Corresponding case law imposes an obligation on entities to exercise reasonable diligence in identifying such overpayments. The failure to timely report and repay is, itself, considered to constitute a violation of the False Claims Act.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Recent U.S. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The U.S. Congress and the Trump Administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of PBMs in the supply chain. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. If drug pricing reform is not meaningfully addressed before the 2020 election, policies to be pursued in the future may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

Government and private payors also increasingly require pre‑approval of coverage for new or innovative devices or drug therapies or condition coverage on unsuccessful alternative treatment before they will reimburse healthcare providers that use such therapies. For some specialty drugs, payors are conditioning payment on successful treatment measured by objective metrics. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

Since January 2017, Congress and the Trump Administration have been engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 (TCJA) rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. In addition, the Trump Administration announced that it will continue to administer the law until a formal decision is made by the U.S. Supreme Court. The Supreme Court recently announced that it will hear a challenge in Texas v. United States, though arguments have not yet been set. It is likely that the case will be scheduled for arguments early in the next term that starts in October 2020. Apart from Texas v. United States, ACA litigation continues across the country in district and appellate courts, and before the Supreme Court. The Supreme Court will issue at least two ACA-related decisions before the end of its current term: one on the risk corridors program (Maine Community Health Options v. United States) and the other on religious or moral exemptions to the contraceptive mandate (Trump v. Pennsylvania and Little Sisters of the Poor v. Pennsylvania). Both decisions are expected before July 2020. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our product candidates, or the amounts of reimbursement available for our product candidates. If future legislation were to impose direct governmental price controls or access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Foreign Regulation

To the extent we choose to develop or sell any products outside of the U.S., we will be subject to a variety of foreign regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union (EU), we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial prior to the pending introduction of a EU portal for EU-wide approvals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the U.S.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $13.4 million and $17.1 million for the fiscal years ended March 31, 2020 and 2019, respectively, including the noncash cost of $4.25 million in fiscal 2019 for the acquisition of the PH94B and PH10 licenses from Pherin. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of PH94B, PH10 and AV-101.

Employees

As of June 26, 2020, we employed nine full-time employees, four of whom have doctorate degrees. Five full-time employees work in research and development and laboratory support services and four full-time employees work in general and administrative roles. Staffing for all other functional areas is achieved through our diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, human resources and payroll, information technology, facilities, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.

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

Available Information

We file reports and other information with the SEC, as required by the Exchange Act. We make available free of charge through our website (http://www.vistagen.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

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

The COVID-19 pandemic has, and may continue to adversely impact our business.

In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns have already resulted in significant negative economic impacts on a global basis.

As the coronavirus pandemic continues to rapidly evolve, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The continued outbreak of COVID-19, or another infectious disease with similar characteristics, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 outbreak has had an impact on our business, and a continuing outbreak or future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●
Delayed product development: We have, and may continue to face delays or other disruptions to our ongoing clinical development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the U.S. and elsewhere, which may impact review and approval timelines for products in development.  Although we remain invested in continuing our clinical development programs for our current product candidates, our research and development efforts may be impacted if our employees, our contract research organizations (CROs) and our third-party contract manufacturer(s) (CMOs) are advised to continue to work remotely as part of social distancing measures.

●
Negative impacts on our suppliers and employees: COVID-19 or similar infectious diseases may impact the health of our employees, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs, and our operations. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

COVID-19 has also created significant disruption to and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, capital market conditions and general economic environment. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CMOs and other contractors. Continued outbreaks of COVID-19 or a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of one or more of our current drug candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any new chemical entity (NCE) we may produce through drug rescue activities will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

For example, the results of planned clinical trials have been affected by supply chain disruptions experienced by certain of our CMOs as a result of the ongoing COVID-19 pandemic. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates.

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

We will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an on-demand treatment for SAD or any other CNS indication. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as treatment for MDD, or any other CNS indication. For AV-101, for treatment of any CNS indication, we will need to complete at least two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	delays due to events resulting from the ongoing COVID-19 pandemic;

●	the regulatory authority may deny permission to proceed with planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●	delays in filing or receiving approvals from regulatory authorities of additional INDs that may be required;

●	negative or ambiguous results from nonclinical or clinical studies;

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

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. CROs and other outside parties may:

●	experience disrutions to their operations, such as reduced staffing and supply chain disruptions, as a result of the ongoing COVID-19 pandemic;

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the License and Collaboration Agreement we entered into with EverInsight Therapeutics, Inc. in June 2020 for the development and commercialization of PH94B in certain international markets.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter, including the EverInsight Agreement and/or the Bayer Agreement. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $20.8 million and $24.6 million million during our fiscal years ended March 31, 2020 and 2019, respectively. At March 31, 2020, we had an accumulated deficit of approximately $201.9 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our audited consolidated financial statements for the year ended March 31, 2020 included in this Annual Report were prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from this offering as well as future sales of our securities or potentially obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain any future funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API and drug product, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including the Elevate Study completed in 2019, as well as research and development and regulatory expenses related to the production of PH94B and PH10 and our stem cell technology platform, including development of CardioSafe 3D for DR and our cardiac stem cell technology for potential RM applications in connection with the Bayer Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At March 31, 2020, we had cash and cash equivalents of approximately $1.4 million. We do not believe this amount, plus the proceeds to date from the LPC Aagreement, is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Annual Report. We expect to seek additional capital to produce PH94B study material, conduct PH94B pivotal Phase 3 clinical trials, produce additional AV-101 study material for future nonclinical and clinical studies, conduct AV-101 Phase 3-enabling toxicology studies, conduct pivotal Phase 3 clinical studies of AV-101 in MDD, conduct AV-101 Phase 2 studies in LID, MDD, NP and SI, produce PH10 study material and conduct a Phase 2b clinical trial of PH10 in MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

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

Current volatile and/or recessionary conditions in the U.S. or abroad could adversely affect our business or our access to capital markets in a material manner.

To date, our principal sources of capital used to fund our development programs and other operations have been the net proceeds we received from sales of equity securities, as described herein. We have and will continue to use significant capital for the development of our product candidates, and, as such, we expect to seek additional capital from future issuance(s) of our securities, which may consist of issuances of equity and/or debt securities, to fund our planned operations.

Accordingly, our results of operations and the implementation of both our short-term and long-term business plan could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current COVID-19 pandemic. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A prolonged economic downturn could result in a variety of risks to our business and may have a material adverse effect on us, including limiting or restricting our ability to access capital on favorable terms, or at all, which would limit our ability to obtain adequate financing to maintain our operations.

We recieved funds from the Paycheck Protection Program enacted by Congres under the Coronavirus Aid, Relief and Economic Security Act, which funds must be repaid if we do not meet the criteria for forgiveness established by the U.S. Small Business Administration.

On April 22, 2020, we entered into a note payable agreement, pursuant to which we received net proceeds of approximately $224,000 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). The PPP Loan provides for working capital to the Company and matures on April 22, 2022. Under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest are deferred until at least October 22, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including subsequent guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. Although no assurances can be given, the Company currently believes it will be able to satisfy the applicable requirements for forgiveness of the PPP Loan and expects that the PPP Loan will be forgiven.

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

We intend to pursue private and public equity offerings, debt financings, strategic collaborations and licensing arrangements during 2020 and beyond. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Some of our programs have been partially supported by government grant awards, which may not be available to us in the future.

Since inception, we have received substantial funds under grant award programs funded by state and federal governmental agencies, such as the NIH, the NIH’s National Institute of Neurological Disease and Stroke (NINDS) and the NIMH, and the California Institute for Regenerative Medicine (CIRM). To fund a portion of our future research and development programs, we may apply for additional grant funding from such or similar governmental organizations.  However, funding by these governmental organizations may be significantly reduced or eliminated in the future for a number of reasons, including the impact of the ongoing COVID-19 pandemic. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive funds under future grants because of budgeting constraints of the agency administering the program. Therefore, we cannot assure you that we will receive any future grant funding from any government organization or otherwise.  A restriction on the government funding available to us could reduce the resources that we would be able to devote to future research and development efforts. Such a reduction could delay the introduction of new products and hurt our competitive position.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

As of March 31, 2020, we had federal and state net operating loss carryforwards of approximately $125.1 million and $64.1 million, respectively, which begin to expire in fiscal 2021 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Our results of operations could be adversely affected by global political conditions, as well as general conditions in the global economy and in the global financial and stock markets. Global financial and political crises cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent economic downturn triggered by the ongoing COVID-19 pandemic, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, which could adversely affect our business.

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

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as certain of our product candidates or that were evaluated in early (often pre-clinical) studies. In addition, even some reports in the trade press and public announcements made by us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to our filing of our initial AV-101 patent applications, which describes unit doses for a then future study, but does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in two depression-related AV-101 patent applications that have similar claims and we have received Notices of Allowance from the USPTO in those applications. We are considering entering this web post in the record of the aforementioned two issued U.S. patents. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to have satisfied the relevant disclosure obligations.

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

We have entered into several licenses, both in-license agreements and out-license agreements, to support and leverage our various stem cell technology-related programs. We may enter into additional license(s) to third-party intellectual property that are necessary or useful to our business. Our current licenses, including the EverInsight Agreement and the Bayer Agreement, and any future licenses that we may enter into impose various royalty payments, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, our licensor(s) may allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensor(s) may decide to terminate our license at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

On January 31, 2020, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until July 29, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the Bid Price Rule). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

In addition, on March 30, 2020, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) (the MVLS Rule) for continued listing on the Nasdaq Capital Market, as the market value of our listed securities was less than $35 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until September 28, 2020, to regain compliance with the MVLS Rule. To regain compliance, during this 180-day compliance period, the market value of our listed securities must be $35 million or more for a minimum of 10 consecutive business days.

On April 17, 2020, in response to the extraordinary market conditions caused by the COVID-19 pandemic, Nasdaq instituted a longer period of time for companies such as ours to regain compliance with certain continued listing requirements, including the Bid Price Rule. As a result, we now have until October 12, 2020 to regain compliance with the Bid Price Rule and the deadline to regain compliance with the MVLS Rule remains unchanged. If we do not regain compliance with the Bid Price Rule by October 12, 2020, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (including the MVLS Rule) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

The market price for our common stock, similar to other biopharmaceutical companies, is likely to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	volatility resulting from uncertainty and general ecomnic conditions caused by the ongoing COVID-19 pandemic;

●	plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

●	the failure of the FDA or other regulatory authority to approve our product candidates;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	the success or failure of other CNS therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	announcements regarding our intellectual property portfolio;

●	failure of our product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales or purchases of large blocks of our common stock, including sales or purchases by our executive officers, directors and significant stockholders;

●	establishment of short positions by holders or non-holders of our stock or warrants;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at March 31, 2020; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at March 31, 2020; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at March 31, 2020. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

	High	Low
Year Ended March 31, 2020
First quarter ended June 30, 2019	$1.35	$0.52
Second quarter ended September 30, 2019	$1.32	$0.38
Third quarter ended December 31, 2019	$1.49	$0.29
Fourth quarter ended March 31, 2020	$0.90	$0.30

Year Ended March 31, 2019
First quarter ended June 30, 2018	$1.76	$0.81
Second quarter ended September 30, 2018	$1.53	$1.20
Third quarter ended December 31, 2018	$2.44	$1.26
Fourth quarter ended March 31, 2019	$1.86	$1.05

On June 26, 2020 the closing price of our common stock on the Nasdaq Capital Market was $0.5191 per share.

As of June 26, 2020, we had 55,773,682 shares of common stock outstanding and approximately 7,000 stockholders of record.  On the same date, two stockholders held all 500,000 outstanding restricted shares of our Series A Preferred Stock, which shares are convertible into 750,000 shares of common stock; two stockholders held 1,160,240 outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred), which shares are convertible into 1,160,240 shares of common stock, excluding shares of our common stock which may be issued in payment of accrued dividends upon conversion of the Series B Preferred; and one stockholder held all 2,318,012 outstanding shares of our Series C Preferred stock, which shares are convertible into 2,318,012 shares of common stock.

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

Recent Sales of Unregistered Securities

We have issued the following securities in private placement transactions which were not registered under the Securities Act of 1933, as amended (Securities Act), and that have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

In April 2020, in a self-directed private placement, we sold to an accredited investor units to purchase an aggregate of 125,000 unregistered shares of our common stock and four-year warrants to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share and we received cash proceeds of $50,000 (the Spring 2020 Private Placement). The shares of common stock and warrants offered and sold as a part of the Spring 2020 Private Placement were issued in private placement transactions exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company expects to use the proceeds from the Spring 2020 Private Placement for general working capital.

On June 24, 2020, we issued 233,645 unregistered shares of our common stock having a fair value of $125,000 to an accredited investor as partial compenssation under the terms of a consulting contract in connection with the execution of the EverInsight Agreement. The shares of common stock were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Selected Financial Data

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward- looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Annual Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors and stockholders.

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

Business Overview

We are a multi-asset, clinical-stage biopharmaceutical company committed to developing differentiated new generation medications for anxiety, depression and other central nervous system (CNS) diseases and disorders with high unmet need. Our pipeline includes three clinical-stage CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass or humiliate them.  Some people with SAD have performance anxiety. They feel physical symptoms of fear and anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved chronic ADs have slow onset of therapeutic effect (often taking many weeks to months) and significant side effects (often beginning soon after administration). Slow onset of effect, chronic administration and significant side effects may make the FDA-approved ADs inadequate or inappropriate treatment alternatives for many individuals affected by SAD episodically. VistaGen’s PH94B is fundamentally differentiated from all current anxiolytics, including all ADs approved by the FDA for treatment of SAD. Intranasal self-administration of only approximately 3.2 micrograms of PH94B binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that lead to rapid suppression of fear and anxiety. In Phase 2 and pilot Phase 3 clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), systemic exposure, sedation or other side effects and safety concerns that may be caused by the current ADs approved by the FDA for treatment of SAD, as well as by benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but which may be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory challenges of individuals with SAD within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 and pilot Phase 3 clinical trials to date, we are preparing for Phase 3 clinical development of PH94B for treatment of SAD in adults. Our goal is to develop and commercialize PH94B as the first FDA-approved, fast-acting, on-demand, at-home treatment for SAD. Additional potential anxiety-related neuropsychiatric indications for PH94B include general anxiety disorder, peripartum anxiety (pre- and post-partum anxiety), preoperative or pre-testing (e.g., pre-MRI) anxiety, panic disorder, post-traumatic stress disorder and specific social phobias. The FDA has granted Fast Track designation for development of our PH94B neuroactive nasal spray for on-demand treatment of SAD, the FDA’s first such designation for a drug candidate for SAD.

In addition to development of PH94B as a potential treatment for SAD, in April 2020, we announced plans to expand clinical development of PH94B to include treatment of adjustment disorder, an emotional or behavioral reaction considered excessive or out of proportion to a stressful event or major life change, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. We plan to submit our proposed protocol for an exploratory Phase 2a study of PH94B for treatment of adjustment disorder with anxiety due to stressors related to the COVID-19 pandemic to the FDA through the Coronavirus Treatment Acceleration Program (CTAP). The proposed Phase 2 study will be conducted in New York City on an open-label basis and involve approximately 30 subjects suffering from adjustment disorder with anxiety from stressors related to the pandemic.

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 neuroactive nasal spray is an odorless, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of major depressive disorder (MDD).

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

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current ADs. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations) or safety concerns that maybe be caused by ketamine-based therapy (KBT), including intravenous ketamine or esketamine nasal spray, or the significant side effects of current ADs. In an exploratory 30-patient Phase 2a clinical trial, PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by KBT. Based on positive results from this exploratory Phase 2a study, we are preparing for Phase 2b clinical development of PH10 in MDD. With its exceptional safety profile during clinical development to date, we believe PH10, as a convenient at-home therapy, has potential for multiple applications in global depression markets, including as a stand-alone front-line therapy for MDD, as an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with KBT.

AV-101, an Oral NMDA Receptor Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date, AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine and KBT. With its exceptionally few side effects and excellent safety profile, AV-101 has potential to be a differentiated oral, new generation treatment for multiple large-market CNS indications where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

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

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid, a safe and well-known oral anion transport inhibitor used to treat gout. These surprising effects were first revealed in our recent preclinical studies, although they are consistent with well-documented clinical studies of probenecid increasing the therapeutic benefits of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antiviral drugs. When probenecid was administered adjunctively with AV-101 in an animal model, substantially increased brain concentrations of both AV-101 (7-fold) and of 7-Cl-KYNA (35-fold) were discovered. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

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

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. During 2020, we plan to conduct additional AV-101 preclinical studies with adjunctive probenecid to evaluate its potential applicability to MDD, suicidal ideation and other NMDAR-focused CNS indications for which we have existing preclinical data with AV-101 as a monotherapy, including epilepsy, levodopa-induced dyskinesia, and neuropathic pain, to determine the most appropriate path forward for potential future clinical development and commercialization of AV-101.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, we have stem cell technology-based, pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying human pluripotent stem cell (hPSC) technologies, including our customized cardiac bioassay system, CardioSafe 3D, to discover and develop small molecule New Chemical Entities (NCEs) for our CNS pipeline or out-licensing. In addition, VistaStem’s stem cell technologies involving hPSC-derived blood, cartilage, heart and liver cells have multiple potential applications in the cell therapy (CT) and regenerative medicine (RM) fields.

To advance potential CT and RM applications of VistaStem’s hPSC technologies related to heart cells, we licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds rights to develop and commercialize VistaStem’s hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement).  In a manner similar to the Bayer Agreement, we may pursue additional collaborations involving rights to develop and commercialize VistaStem’s hPSC technologies for production of blood, cartilage, and/or liver cells for CT and RM applications, including, among other indications, treatment of arthritis, cancer and liver disease.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, determination of right of use assets under lease transactions and related lease obligations, impairment of long-lived assets, research and development, stock-based compensation, warrant liability and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include useful lives for property and equipment and related depreciation calculations, and assumptions for valuing options, warrants and other stock-based compensation. Our actual results could differ from these estimates.

Revenue Recognition

We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology access fees and government grants. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606, as of April 1, 2018, using the modified retrospective transition method. At adoption and through our fiscal year ended March 31, 2020, we have only the Bayer Agreement as a potential revenue generating arrangement. Upon adoption of ASC Topic 606, there was no change to the units of accounting previously identified with respect to the Bayer Agreement under legacy GAAP, which are now considered performance obligations under ASC Topic 606, and there was no change to the revenue recognition pattern for the performance obligation. Accordingly, there was no cumulative effect change to our opening accumulated deficit balance upon the adoption of ASC Topic 606. We did not recognize any revenue in our fiscal years ended March 31, 2020 or 2019.  The EverInsight Agreement was executed subsequent to the completion of our fiscal year ended March 31, 2020 and we have not yet assessed the impact of Topic 606 on it.

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

Right of use assets and lease obligations

We adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) effective April 1, 2019. ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right of use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right of use assets. Our operating lease is reflected in the right-of-use asset – operating lease; operating lease obligation - current portion; and operating lease obligation - non-current portion in our consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of our adoption of ASU 2016-02, we no longer recognize deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred.

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right of use asset, and depreciated over its estimated useful life, or lease term, if shorter.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10, and AV-101, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101, PH94B, PH10 and our stem cell technology platform. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each requires significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. We have not granted restricted stock awards to employees or consultants nor do we have any awards with market or performance conditions. Prior to our April 1, 2019 adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), we historically re-measured the fair value of option grants to non-employees as they vested and any resulting increase in value was recognized as an expense during the period over which the services were performed. Under ASU 2018-17, expense recognition for grants to non-employees follows the same methodology as for employees. Noncash expense attributable to compensatory grants of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected term of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method in accordance with guidance provided by the Securities and Exchange Commission (SEC) to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which, because of the relatively limited period during which our stock has been publicly traded on a major exchange and its historically limited trading volume, is based on the historical daily trading data of the common stock of a peer group of public companies over the expected term of the option.

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

Financial Operations Overview and Results of Operations

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. In addition, beginning during our fiscal year ended March 31, 2019 (Fiscal 2019), we have devoted substantial resources focused on development and commercialization of PH94B and PH10, for which we are actively pursuing initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of March 31, 2020, we had an accumulated deficit of approximately $201.9 million. Our net loss for the fiscal year ended March 31, 2020 (Fiscal 2020) and Fiscal 2019 was approximately $20.8 million and $24.6 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Summary of Our Fiscal Year Ended March 31, 2020

During Fiscal 2020, we continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary to develop and commercialize our CNS product Phase 3 clinical development of PH94B for SAD, PH10 for MDD and AV-101 for MDD and other NMDAR-focused indications. In addition, we continued to expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our product candidates in the U.S. and foreign markets, and on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

As discussed previously in Business Overview, during Fiscal 2020, we completed the Elevate Study of AV-101 in MDD. In December 2019, pursuant to our Material Transfer Cooperative Research and Development Agreement with the VA and our arrangements with Baylor, Baylor completed a successful Phase 1b target engagement study of AV-101 which involved dosing of healthy volunteer U.S. Military Veterans to define a dose-response relationship between AV-101 and relevant biomarkers related to NMDAR function and other biomarkers possibly related to suicidal ideation in U.S. Military Veterans.

We continue to pursue initiatives to secure a broad portfolio of patent protection for our CNS product candidates that covers the treatment of multiple CNS indications, chemical synthesis methods, and, for AV-101, unit dose formulations effective to treat depression and other CNS indications. With respect to CNS treatments, we obtained patents in several countries for the treatment of depression and we have recently received a Notice of Allowance from the U.S. Patent and Trademark Office for our patent application related to treatment of dyskinesia in Parkinson’s disease patients receiving levodopa therapy. For AV-101, we are also pursuing additional patent applications related to treatment of, among other NMDAR-focused indications, depression, epilepsy, neuropathic pain, obsessive-compulsive disorder, suicidal ideation and tinnitus. Additional patent applications for other aspects of prognostic testing and treatment using AV-101 are under consideration.

With respect to financing activities in Fiscal 2020, subsequent to the completion of our underwritten public offering of common stock in February 2019, which generated $11.5 million in gross proceeds to us, we have completed or initiated the following:

●
During the quarter ended December 31, 2019, we completed a self-directed private placement of units consisting of unregistered shares of our common stock and warrants to purchase unregistered shares of our common stock pursuant to which we received cash proceeds of $650,000, and a self-directed private placement of warrants to purchase unregistered shares of our common stock pursuant to which we received cash proceeds of $300,000. Additionally, we modified certain outstanding warrants issued in earlier completed private placement transactions to reduce their exercise price and certain holders exercised their modified warrants pursuant to which we received $410,000 in cash proceeds.

●
In January 2020, we completed a self-placed registered direct public offering under our effective registration statement on Form S-3 and concurrent private placement of warrants to purchase shares of our common stock, pursuant to which we received approximately $2.7 million in cash proceeds

●
In March 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (LPC) pursuant to which LPC committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). During March 2020, we sold 500,000 unregistered shares of our common stock to LPC under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000. Subsequent to filing the registration statement required under the LPC Agreement and its effectiveness on April 14, 2020, through June 26, 2020, we have sold an additional 6,201,995 shares of our common stock to LPC pursuant to the LPC Agreement, resulting in the receipt of aggregate cash proceeds of $2,840,200..

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

Comparison of Fiscal Years Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the fiscal years ended March 31, 2020 and 2019 (amounts in thousands).

	Fiscal Year Ended March 31,
	2020	2019

Operating expenses:
Research and development	13,374	17,098
General and administrative	7,427	7,458
Total operating expenses	20,801	24,556

Loss from operations	(20,801)	(24,556)

Interest income (expense), net	30	(8)
Loss on extinguishment of accounts payable	-	(23)

Loss before income taxes	(20,771)	(24,587)
Income taxes	(3)	(2)

Net loss	(20,774)	(24,589)
Accrued dividend on Series B Preferred Stock	(1,264)	(1,140)
Net loss attributable to common stockholders	$(22,038)	$(25,729)

Revenue

We reported no revenue for either Fiscal 2020 or Fiscal 2019 and, through March 31, 2020, we have no recurring revenue generating arrangements, including arrangements with respect to PH94B, PH10, AV-101 or other potential product candidates. While we may potentially receive payments or royalties in the future under our December 2016 Bayer Agreement or our June 2020 EverInsight Agreement with respect to PH94B, in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that either agreement will provide revenue to us in the near term or at all.

Research and Development Expense

Research and development expense decreased to approximately $13.4 million for Fiscal 2020 compared to approximately $17.1 million in Fiscal 2019. The Fiscal 2019 acquisition of the PH94B license and the PH10 option and license through the issuance of our common stock, which resulted in an aggregate of $4.25 million of noncash expense, primarily accounts for the decrease. The absence of the license acquisition expense in FY 2020 was partially offset by cash expenses attributable to nonclinical activities, including manufacturing, and regulatory activities supporting the continuing development of PH94B for SAD and PH10 for MDD, as well as the completion of the Elevate Study and various AV-101 nonclinical activities, including manufacturing additional quantities of AV-101 and other developmental studies. Other noncash expenses included in research and development expense (excluding the noncash PH94B and PH10 license and option acquisition in Fiscal 2019), primarily stock compensation and lab equipment depreciation, accounted for approximately $1.4 million in both Fiscal 2020 and Fiscal 2019.

The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019

Salaries and benefits	$1,381	$1,806
Stock-based compensation	1,287	1,259
Consulting and other professional services	533	264
Technology licenses and royalties	546	571
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	6,483	8,126
PH94B and PH10 project expenses	2,448	246
PH94B and PH10 licenses and option	-	4,250
Stem cell and all other	110	105
	9,041	12,727
Rent	535	419
Depreciation	49	49
All other	2	3

Total Research and Development Expense	$13,374	$17,098

Salaries and benefits expense reported for Fiscal 2019 includes a total of approximately $319,000 for bonus payments made to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO) and members of our scientific staff during the second quarter of Fiscal 2019 based on achievement of goals and objectives for our fiscal year ended March 31, 2018, which bonus payments had not been accrued at March 31, 2018, plus the Fiscal 2019 accrual of approximately $192,000 for bonuses attributable to Fiscal 2019 goals and objectives that were accrued during Fiscal 2019. No accrual has been made for officer or staff bonus payments attributable to Fiscal 2020. Partially offsetting the absence of bonus expense in Fiscal 2020 is the impact of modest salary increases granted to our CMO, CSO and members of our scientific staff effective in April 2019.

Noncash stock-based compensation expense varied only slightly between Fiscal 2020 and Fiscal 2019. Stock-based compensation expense reflects the amortization of option grants made to our CSO, CMO, scientific staff and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after March 31, 2019 account for approximately $331,000 of expense in Fiscal 2020, partially offset by the impact of certain November 2016, September 2017 and February 2018 grants that became fully vested and amortized during Fiscal 2020. Additionally, grants made during Fiscal 2019 reflect a full year of expense amortization in Fiscal 2020 versus a partial year of expense recorded in Fiscal 2019. Stock-based compensation expense for Fiscal 2019 reflected the modification in August 2018 of outstanding options held by our CMO, CSO and members of our scientific staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in the immediate recognition of $104,000 attributable to the modification. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, May 2019, during the quarter ended December 31, 2019 and in January 2020 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting services reflects fees incurred for project-based scientific, nonclinical and clinical development and regulatory advisory services rendered to us by third parties, generally, in Fiscal 2019, by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board. The increase in Fiscal 2020 expense primarily reflects consulting and analytical services in support of our PH94B and PH10 initiatives.

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

AV-101 project expense for each of the periods presented primarily reflects the costs of conducting the Elevate Study in MDD, including various CRO, investigator and clinical site costs, as well as expense incurred to manufacture additional quantities of AV-101 for potential future clinical development of AV-101 in a number of potential CNS indications.

Expenses for Fiscal 2020 related to PH94B and PH10 primarily reflect manufacturing and regulatory initiatives necessary to facilitate pivotal Phase 3 clinical development of PH94B for SAD and to facilitate Phase 2 development of PH10 for MDD. As disclosed earlier, noncash expense of $4.25 million in 2018 related to the acquisition of the PH94B license and the PH10 option and license and represents the fair value of an aggregate of 2,556,361 unregistered shares of our common stock issued to Pherin in September and October 2018 under the terms of the license and option agreements.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years.

The increase in rent expense reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term, for our South San Francisco office and laboratory facility lease. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 15, Commitments, Contingencies, Guarantees and Indemnifications, in the accompanying Consolidated Financial Statements in Item 8, Part II of this Annual Report for additional information.

General and Administrative Expense

General and administrative (G&A) expense was essentially flat at $7.4 million in Fiscal 2020, compared to $7.5 million in Fiscal 2019. Increased noncash stock compensation and warrant modification expenses were generally offset by decreases in cash based salaries and benefits and investor and public relations expenses. Noncash G&A expense accounted for approximately $3,543,000 and $2,622,000 in Fiscal 2020 and Fiscal 2019, respectively. Such noncash expenses included, in both periods, stock compensation expense, a portion of investor and public relations expense, a portion of rent expense, and warrant modification expense. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019

Salaries and benefits	$1,382	$1,972
Stock-based compensation	2,533	2,184
Board fees	185	163
Legal, accounting and other professional fees	575	503
Investor and public relations	933	1,690
Insurance	348	281
Travel expenses	81	174
Rent and utilities	354	288
Warrant modification expense	827	26
All other expenses	209	177

	$7,427	$7,458

Salaries and benefits expense reported for Fiscal 2019 includes a total of approximately $435,000 for bonus payments made to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP-Corporate Development) and a non-officer member of our administrative staff during the second quarter of Fiscal 2019 based on achievement of goals and objectives for our fiscal year ended March 31, 2018, which bonus payments had not been accrued at March 31, 2018, plus the Fiscal 2019 accrual of approximately $247,000 for bonuses attributable to Fiscal 2019 goals and objectives that were accrued during Fiscal 2019. No accrual has been made for officer or staff bonus payments attributable to Fiscal 2020. Partially offsetting the absence of bonus expense in Fiscal 2020 is the impact of modest salary increases granted to our CEO, CFO, and VP-Corporate Development effective in April 2019.

Fiscal 2020 noncash stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP-Corporate Development, administrative personnel, independent members of our Board and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after March 31, 2019 account for approximately $872,000 of expense in Fiscal 2020, partially offset by the impact of certain November 2016, September 2017 and February 2018 grants that became fully vested and amortized during Fiscal 2020, reducing expense by approximately $292,000 compared to Fiscal 2019. Additionally, grants made during Fiscal 2019 reflect a full year of expense amortization in Fiscal 2020 versus a partial year of expense recorded in Fiscal 2019. Stock-based compensation expense for Fiscal 2019 reflected the modification in August 2018 of outstanding options held by our CEO, CFO, VP-Corporate Development and administrative staff having exercise prices over $1.56 per share to reduce the exercise price to $1.50 per share, resulting in the immediate recognition of $154,000 attributable to the modification. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with one-quarter of the grants made in August 2018, May 2019, during the quarter ended December 31, 2019 and in January 2020 being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for Board and Board Committee services to the independent members of our Board. The Fiscal 2020 increase reflects the impact of the addition of a new independent member to our Board in January 2019.

Legal, accounting and other professional fees for Fiscal 2020 and Fiscal 2019 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of the prior year’s financial statements and the reviews of the quarterly financial statements for the then-current fiscal year. In Fiscal 2020 and Fiscal 2019, we also incurred $101,000 and $95,000, respectively, attributable to services provided by international business development consultants.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations and public relations services, and well as market awareness and strategic advisory and support functions and initiatives that included numerous meetings in multiple U.S. and foreign markets and other communication activities focused on expanding global market awareness of the Company, its CNS product candidate pipeline and technologies and its research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During Fiscal 2020, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $106,000 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in the prior fiscal year to various corporate development, investor relations, and market awareness service providers. During Fiscal 2019, in addition to cash fees and expenses, we granted: (i) in the first quarter, an aggregate of 100,000 unregistered shares of our common stock to certain financial advisory service providers as full or partial compensation for their services and recognized noncash expense of approximately $123,000 representing the fair value of the stock at the time of issuance; (ii) in the second quarter, an aggregate of 50,000 unregistered shares of our common stock and four-year warrants to purchase an aggregate of 288,000 unregistered shares of our common stock having an aggregate fair value of approximately $336,000 to various corporate development, investor relations, and market awareness service providers, pursuant to which we recognized aggregate noncash expense of approximately $257,000; and (iii) in the fourth quarter, 25,000 registered shares of our common stock pursuant to our 2016 Amended and Restated Stock Incentive Plan having a fair value of $41,500 as partial compensation for investor relations services, pursuant to which we recognized noncash expense of approximately $14,000. The balance of the fair value of the securities granted in the second and fourth quarters of Fiscal 2019 was recorded as a prepaid expense at March 31, 2019 and was amortized over the remaining service period of the respective contracts during Fiscal 2020.

In both periods, travel expense reflects costs associated with management presentations and meetings held in multiple U.S. and international markets with both existing and potential registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

The increase in rent expense reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term, for our South San Francisco office and laboratory facility lease. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 15, Commitments, Contingencies, Guarantees and Indemnifications, in the accompanying Consolidated Financial Statements in Item 8, Part II of this Annual Report for additional information.

In the third quarter of Fiscal 2020, we completed the Winter 2019 Warrant Modification during which we modified outstanding warrants issued in connection with earlier completed private placements, including warrants issued in the Fall 2019 Private Placement, to purchase an aggregate of approximately 6.6 million unregistered shares of our common stock to temporarily reduce, for a period of two years or until the expiration of the warrant, if sooner, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time. Following the two-year period during which the exercise price is reduced, the exercise price will revert to its pre-modification price. We determined that the Winter 2019 Warrant Modification increased the fair value of the warrants by $702,500, which we recognized as noncash warrant modification expense.

Additionally, during the third quarter of Fiscal 2020, we issued Additional Warrants to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100%. The Additional Warrants are immediately exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense.

Further, during the third quarter of Fiscal 2020, we completed the December 19, 2019 Warrant Modification, during which we modified outstanding warrants previously issued as a part of a completed private placement to purchase a total of 80,431 shares of our unregistered common stock to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the current trading price of our common stock and to provide additional time for the holders to exercise the warrants. We determined that the December 19, 2019 Warrant Modification increased the fair value of the warrants by $35,600, which we recognized as noncash warrant modification expense. Total noncash warrant modification expense for Fiscal 2020 was $826,900. Refer to Note 9, Capital Stock, in the accompanying Consolidated Financial Statements in Item 8, Part II of this Annual Report for additional information.

During Fiscal 2020, we modified certain warrants issued in the Summer 2018 Private Placement to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement by increasing the exercise price of such warrants to purchase an aggregate of 304,000 shares of our common stock from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement. As additional consideration for the modification, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We determined that the modification decreased the fair value of the modified warrants, which decrease is not recognized; however, the fair value of the new warrants was determined to be $25,800, which we recognized as noncash warrant modification expense.

Interest and Other Expenses, Net

Interest income, net of interest expense, totaled $30,100 for Fiscal 2020, compared to interest expense of $8,000 for Fiscal 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019

Interest income	$45	$-
Interest expense on financing leases and insurance premium financing	(15)	(8)

Interest income (expense), net	$30	$(8)

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of the proceeds in an interest-bearing cash equivalent account and earned interest income. Interest expense in both periods relates primarily to interest paid on insurance premium financing notes and on a lease of office equipment treated as a capitalized lease in Fiscal 2019 and as a financing lease subject to ASC 842 in Fiscal 2020.

During the third quarter of Fiscal 2019, in connection with a private placement, we settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The fair value of the common stock and warrant issued in settlement of the payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in Fiscal 2019.

We recognized $1,263,600 and $1,139,900 in Fiscal 2020 and Fiscal 2019, respectively, representing the 10% cumulative noncash dividend payable on our Series B Preferred as an additional deduction in arriving at net loss attributable to common stockholders in the Consolidated Statement of Operations and Comprehensive Loss included in Item 8, Part II of this Annual Report. The dividends are payable in unregistered shares of our common stock upon the conversion of Series B Preferred shares. There have been no conversions of outstanding shares of Series B Preferred into common shares since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through March 31, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $83.3 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At March 31, 2020, we had cash and cash equivalents of approximately $1.4 million. As more completely described in Note 9, Capital Stock, in the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on March 24, 2020, we entered into the LPC Agreement and a registration rights agreement with Lincoln Park pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months. On March 24, 2020, we sold 500,000 shares of our common stock to Lincoln Park under at a price of $0.50 per share for cash proceeds of $250,000 (the Initial Purchase). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement, which included the shares issued in the Initial Purchase, through June 26, 2020, we have sold an additional 6,201,995 registered shares of our common stock and have received aggregate cash proceeds of $2,840,200. Additionally, in April 2020, in a self-directed private placement, we sold to an accredited investor units to purchase an aggregate of 125,000 unregistered shares of our common stock and four-year warrants to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share and we received cash proceeds of $50,000 (the Spring 2020 Private Placement).

Nevertheless, in the absence of additional financing from the sale of our securities, government research grant awards, strategic collaboration payments, intellectual property licensing or other sources, we believe that our cash position at March 31, 2020, together with the proceeds from the LPC Agreement received to date, the Spring 2020 Private Placement and the net cash receipt of approximately $4.475 million from the upfront payment we expect to receive pursuant to the EverInsight Agreeement, will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements and raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate financing, we plan to prepare for and launch a Phase 2a study of PH94B for treatment of adjustment disorder with anxiety due to stressors related to the COVID-19 pandemic, a Phase 3 clinical trial of PH94B for SAD, prepare for a Phase 2b clinical study and certain nonclinical studies involving PH10, PH94B and AV-101 and prepare for and potentially launch a Phase 2b clinical trial of PH10 for MDD. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (i) public offerings and/or (ii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed during 2020 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Fiscal Years Ended March 31,
	2020	2019

Net cash used in operating activities	$(15,757)	$(14,528)
Net cash used in investing activities	-	(174)
Net cash provided by financing activities	4,012	17,424

Net (decrease) increase in cash and cash equivalents	(11,745)	2,722
Cash and cash equivalents at beginning of period	13,100	10,378

Cash and cash equivalents at end of period	$1,355	$13,100

The increase in cash used in operations results primarily from the conduct of our Elevate Study, which commenced at the end of the fourth quarter of our fiscal year ended March 31, 2018 and continued through the third quarter of Fiscal 2020, and nonclinical manufacturing advancements related to PH94B and PH10 during Fiscal 2020. Cash used in investing activities in Fiscal 2019 reflects the cost of tenant improvements at our office and laboratory facilities in South San Francisco, California, substantially all of which were reimbursed by our landlord under the terms of our November 2016 lease extension, which reimbursement is reflected in operating activities. Cash provided by financing activities in Fiscal 2020 reflects the cash proceeds from our Fall 2019 Private Placement, our Fall 2019 Warrant Offering, the exercise of certain warrants following the modification of their exercise prices, proceeds from our January 2020 Registered Direct Offering and initial transactions under the LPC Agreement, net of routine payments on our insurance premium financing notes and lease. Cash provided by financing activities in Fiscal 2019 primarily reflects the cash proceeds from our Spring 2019 Public Offering, our Summer 2018 and Fall 2018 Private Placements, and warrant and option exercises, net of routine payments on our insurance premium financing notes and lease.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
VistaGen Therapeutics, Inc.
South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VistaGen Therapeutics, Inc. as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the two fiscal years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
June 29, 2020
We have served as the Company's auditor since 2006.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in dollars, except share amounts)

	March 31,	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,355,100	$13,100,300
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	225,100	228,600
Total current assets	1,580,200	13,628,900
Property and equipment, net	209,600	312,700
Right of use asset - operating lease	3,579,600	-
Deferred offering costs	355,100	22,300
Security deposits and other assets	47,800	47,800
Total assets	$5,772,300	$14,011,700
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836,600	$1,055,000
Accrued expenses	561,500	1,685,600
Current note payable	56,500	57,300
Operating lease obligation - current portion	313,400	-
Financing lease obligation - current portion	3,300	3,000
Total current liabilities	2,771,300	2,800,900

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	5,011,800	3,748,200
Deferred rent liability	-	381,100
Operating lease obligation - non-current portion	3,715,600
Financing lease obligation - non-current portion	3,000	6,300
Total non-current liabilities	8,730,400	4,135,600
Total liabilities	11,501,700	6,936,500

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and 2019:
Series A Preferred, 500,000 shares authorized, issued and outstanding at March 31, 2020 and 2019	500	500
Series B Preferred; 4,000,000 shares authorized at March 31, 2020 and 2019; 1,160,240 shares
issued and outstanding at March 31, 2020 and 2019	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at March 31, 2020 and 2019; 2,318,012 shares
issued and outstanding at March 31, 2020 and 2019	2,300	2,300
Common stock, $0.001 par value; 175,000,000 and 100,000,000 shares authorized at March 31, 2020 and 2019, respectively; 49,348,707 and 42,758,630 shares issued and outstanding at March 31, 2020
and 2019, respectively	49,300	42,800
Additional paid-in capital	200,092,800	192,129,900
Treasury stock, at cost, 135,665 shares of common stock held at March 31, 2020 and 2019	(3,968,100)	(3,968,100)
Accumulated deficit	(201,907,400)	(181,133,400)
Total stockholders’ equity (deficit)	(5,729,400)	7,075,200
Total liabilities and stockholders’ equity (deficit)	$5,772,300	$14,011,700

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in dollars, except share amounts)

	Fiscal Years Ended March 31,
	2020	2019
Operating expenses:
Research and development	$13,374,200	$17,098,500
General and administrative	7,427,300	7,457,800
Total operating expenses	20,801,500	24,556,300
Loss from operations	(20,801,500)	(24,556,300)
Other income (expenses), net:
Interest income (expense), net	30,100	(8,000)
Loss on extinguishment of debt	-	(22,700)
Loss before income taxes	(20,771,400)	(24,587,000)
Income taxes	(2,600)	(2,600)
Net loss and comprehensive loss	$(20,774,000)	$(24,589,600)

Accrued dividend on Series B Preferred stock	(1,263,600)	(1,139,900)

Net loss attributable to common stockholders	$(22,037,600)	$(25,729,500)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.50)	$(0.90)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	43,869,523	28,562,490

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in dollars)

	Fiscal Years Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,774,000)	$(24,589,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,100	91,200
Stock-based compensation	3,820,800	3,443,400
Expense related to modification of warrants	826,900	25,800
Amortization of fair value of common stock issued for services	92,100	391,100
Fair value of common stock issued for product licenses and option	-	4,250,000
Amortization of fair value of warrants issued for services	13,800	119,700
Loss on settlement of accounts payable	-	22,700
Changes in operating assets and liabilities:
Receivable from supplier	300,000	(300,000)
Prepaid expenses and other current assets	182,600	589,000
Right of use asset - operating lease	335,400	-
Operating lease liability	(267,000)	-
Accounts payable and accrued expenses	(390,700)	1,338,700
Deferred rent	-	90,500
Net cash used in operating activities	(15,757,000)	(14,527,500)

Cash flows from property and investing activities:
Purchases of equipment and acquisition of tenant improvements	-	(174,000)
Net cash used in investing activities	-	(174,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	3,349,000	17,041,000
Proceeds from exercise of warrants	410,000	605,700
Proceeds from sale of warrants	300,000	-
Net proceeds from sale of common stock under equity line	249,400	-
Repayment of capital lease obligations	(3,000)	(2,700)
Repayment of notes payable	(293,600)	(220,500)
Net cash provided by financing activities	4,011,800	17,423,500
Net (decrease) increase in cash and cash equivalents	(11,745,200)	2,722,000
Cash and cash equivalents at beginning of fiscal year	13,100,300	10,378,300
Cash and cash equivalents at end of fiscal year	$1,355,100	$13,100,300

Supplemental disclosure of cash flow activities:
Cash paid for interest	$14,800	$8,000
Cash paid for income taxes	$2,600	$2,600

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$292,800	$224,000
Accrued dividends on Series B Preferred	$1,263,600	$1,139,900
Fair value of common stock issued reported as deferred offering costs	$284,400	$-
Accounts payable settled by issuing common stock	$-	$40,000

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal Years Ended March 31, 2019 and 2020
(Amounts in dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2018	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	23,068,280	$23,100	$167,401,400	$(3,968,100)	$(156,543,800)	$6,916,600

Proceeds from sale of common stock for cash in February 2019 Public
Offering, net of underwriting discount and expenses	-	-	-	-	-	-	11,500,000	11,500	10,376,900	-	-	10,388,400
Proceeds from sale of common stock and warrants for cash and settlement
of professional services payable in private placement offerings	-	-	-	-	-	-	5,025,939	5,000	6,626,400	-	-	6,631,400
Proceeds from exercise of warrants	-	-	-	-	-	-	403,800	400	605,300	-	-	605,700
Proceeds from exercise of stock options	-	-	-	-	-	-	29,250	-	43,900	-	-	43,900
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(1,139,900)	-	-	(1,139,900)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,443,400	-	-	3,443,400
Fair value of common stock issued for PH94B license and PH10 option
and license	-	-	-	-	-	-	2,556,361	2,600	4,247,400	-	-	4,250,000
Fair value of common stock and warrants issued for services	-	-	-	-	-	-	175,000	200	499,300	-	-	499,500
Increase in fair value attributable to warrant modifications	-	-	-	-	-	-	-	-	25,800	-	-	25,800

Net loss for the fiscal year ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	(24,589,600)	(24,589,600)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Proceeds from sale of units of common stock and warrants
for cash in private placements	-	-	-	-	-	-	650,000	600	649,400	-	-	650,000
Proceeds from sale of warrants in private placement	-	-	-	-	-	-			300,000	-	-	300,000
Proceeds from sale of units of common stock and warrants
for cash in public offering and concurrent private placement	-	-	-	-	-	-	3,870,077	3,900	2,695,100	-	-	2,699,000
Issuance of commitment shares and net proceeds of initial
sale of common stock under equity line	-	-	-	-	-	-	1,250,000	1,200	525,100	-	-	526,300
Proceeds from exercise of warrants	-	-	-	-	-	-	820,000	800	409,200	-	-	410,000
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(1,263,600)	-	-	(1,263,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,820,800	-	-	3,820,800
Increase in fair value attributed to warrant modifications												-
and additional warrants issued	-	-	-	-	-	-	-	-	826,900	-	-	826,900
												-
Net loss for the fiscal year ended March 31, 2020	-	-	-	-	-	-	-	-		-	(20,774,000)	(20,774,000)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a multi-asset, clinical-stage biopharmaceutical company committed to developing differentiated new generation medications for anxiety, depression and other central nervous system (CNS) diseases and disorders with high unmet need. Our pipeline includes three clinical-stage CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where current treatments are inadequate to meet the needs of millions of patients and caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B neuroactive nasal spray is an odorless, first-in-class, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass or humiliate them.  Some people with SAD have performance anxiety. They feel physical symptoms of fear and anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved chronic ADs have slow onset of therapeutic effect (often taking many weeks to months) and significant side effects (often beginning soon after administration). Slow onset of effect, chronic administration and significant side effects may make the FDA-approved ADs inadequate or inappropriate treatment alternatives for many individuals affected by SAD episodically. VistaGen’s PH94B is fundamentally differentiated from all current anxiolytics, including all ADs approved by the FDA for treatment of SAD. Intranasal self-administration of only approximately 3.2 micrograms of PH94B binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that lead to rapid suppression of fear and anxiety. In Phase 2 and pilot Phase 3 clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), systemic exposure, sedation or other side effects and safety concerns that may be caused by the current ADs approved by the FDA for treatment of SAD, as well as by benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but which may be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory challenges of individuals with SAD within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in Phase 2 and pilot Phase 3 clinical trials to date, we are preparing for Phase 3 clinical development of PH94B for treatment of SAD in adults. Our goal is to develop and commercialize PH94B as the first FDA-approved, fast-acting, on-demand, at-home treatment for SAD. Additional potential anxiety-related neuropsychiatric indications for PH94B include general anxiety disorder, peripartum anxiety (pre- and post-partum anxiety), preoperative or pre-testing (e.g., pre-MRI) anxiety, panic disorder, post-traumatic stress disorder and specific social phobias. The FDA has granted Fast Track designation for development of our PH94B neuroactive nasal spray for on-demand treatment of SAD, the FDA’s first such designation for a drug candidate for SAD.

In addition to development of PH94B as a potential treatment for SAD, in April 2020, we announced plans to expand clinical development of PH94B to include treatment of adjustment disorder, an emotional or behavioral reaction considered excessive or out of proportion to a stressful event or major life change, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. We plan to submit our proposed protocol for an exploratory Phase 2a study of PH94B for treatment of adjustment disorder with anxiety due to stressors related to the COVID-19 pandemic to the FDA through the Coronavirus Treatment Acceleration Program (CTAP). The proposed Phase 2 study will be conducted in New York City on an open-label basis and involve approximately 30 subjects suffering from adjustment disorder with anxiety from stressors related to the pandemic.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 neuroactive nasal spray is an odorless, fast-acting synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation treatment of major depressive disorder (MDD).

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

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current ADs. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations) or safety concerns that maybe be caused by ketamine-based therapy (KBT), including intravenous ketamine or esketamine nasal spray, or the significant side effects of current ADs. In an exploratory 30-patient Phase 2a clinical trial, PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by KBT. Based on positive results from this exploratory Phase 2a study, we are preparing for Phase 2b clinical development of PH10 in MDD. With its exceptional safety profile during clinical development to date, we believe PH10, as a convenient at-home therapy, has potential for multiple applications in global depression markets, including as a stand-alone front-line therapy for MDD, as an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with KBT.

AV-101, an Oral NMDA Receptor Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date, AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine and KBT. With its exceptionally few side effects and excellent safety profile, AV-101 has potential to be a differentiated oral, new generation treatment for multiple large-market CNS indications where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid, a safe and well-known oral anion transport inhibitor used to treat gout. These surprising effects were first revealed in our recent preclinical studies, although they are consistent with well-documented clinical studies of probenecid increasing the therapeutic benefits of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antiviral drugs. When probenecid was administered adjunctively with AV-101 in an animal model, substantially increased brain concentrations of both AV-101 (7-fold) and of 7-Cl-KYNA (35-fold) were discovered. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

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

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. During 2020, we plan to conduct additional AV-101 preclinical studies with adjunctive probenecid to evaluate its potential applicability to MDD, suicidal ideation and other NMDAR-focused CNS indications for which we have existing preclinical data with AV-101 as a monotherapy, including epilepsy, levodopa-induced dyskinesia, and neuropathic pain, to determine the most appropriate path forward for potential future clinical development and commercialization of AV-101.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, we have stem cell technology-based, pipeline-enabling programs through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying human pluripotent stem cell (hPSC) technologies, including our customized cardiac bioassay system, CardioSafe 3D, to discover and develop small molecule New Chemical Entities (NCEs) for our CNS pipeline or out-licensing. In addition, VistaStem’s stem cell technologies involving hPSC-derived blood, cartilage, heart and liver cells have multiple potential applications in the cell therapy (CT) and regenerative medicine (RM) fields.

To advance potential CT and RM applications of VistaStem’s hPSC technologies related to heart cells, we licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds rights to develop and commercialize VistaStem’s hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement).  In a manner similar to the Bayer Agreement, we may pursue additional collaborations involving rights to develop and commercialize VistaStem’s hPSC technologies for production of blood, cartilage, and/or liver cells for CT and RM applications, including, among other indications, treatment of arthritis, cancer and liver disease.

Subsidiaries

As noted above, VistaStem is our wholly-owned subsidiary. Our Consolidated Financial Statements in this Annual Report on Form 10-K (Annual Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced negative cash flows from operations and recurring losses resulting in a deficit of $201.9 million accumulated from inception (May 1998) through March 31, 2020. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since our inception in May 1998 through March 31, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $83.3 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.1 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At March 31, 2020, we had cash and cash equivalents of approximately $1.4 million. As more completely described in Note 9, Capital Stock, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 shares of our common stock to Lincoln Park under the purchase agreement at a price of $0.50 per share for cash proceeds of $250,000 (the Initial Purchase). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement, which included the shares issued in the Initial Purchase, through June 26, 2020, we have sold an additional 6,201,995 registered shares of our common stock to Lincoln Park and have received aggregate cash proceeds of $2,840,200. Additionally, in April 2020, in a self-directed private placement, we sold to an accredited investor units to purchase an aggregate of 125,000 unregistered shares of our common stock and four-year warrants to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share and we received cash proceeds of $50,000 (the Spring 2020 Private Placement).

Nevertheless, in the absence of additional financing from the sale of our securities, government research grant awards, strategic collaboration payments, intellectual property licensing or other sources, we believe that our cash position at March 31, 2020, together with the proceeds from the LPC Agreement received to date, the Spring 2020 Private Placement, and the net cash receipt of approximately $4.475 million from the upfront payment we expect to receive pursuant to the EverInsight Agreeement (described more completely in Note 16, Subsequent Events), will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements and raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate financing, we plan to prepare for and launch a Phase 2a study of PH94B for treatment of adjustment disorder with anxiety due to stressors related to the COVID-19 pandemic, a Phase 3 clinical trial of PH94B for SAD, prepare for a Phase 2b clinical study and certain nonclinical studies involving PH10, PH94B and AV-101 and prepare for and potentially launch a Phase 2b clinical trial of PH10 for MDD. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (i) public offerings and/or (ii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, is available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidates. We may also seek additional government grant awards or agreements similar to our relationships with Baylor and the VA in connection with the Baylor Study. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the EverInsight Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the EverInsight Agreement and the Bayer Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed during 2020 and beyond, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications and warrant liabilities.

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

Property and Equipment

Property and equipment is stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

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

Deferred Offering Costs

Deferred offering costs are expenses directly related to our current S-3 Registration Statement (the Shelf Registration), which became effective on October 7, 2019, and expenses transferred from our predecessor registration statement on Form S-3, which became effective on May 12, 2017, and the LPC Registration Statement which we filed on March 31, 2020 and which became effective on April 14, 2020. These costs consist of legal, accounting, printing, SEC filing fees, and, as appropriate, Nasdaq filing fees, and, in the case of the LPC Registration Statement, the issuance-date fair value of certain shares of our common stock issued to Lincoln Park under the terms of the LPC Agreement. Deferred costs associated with the Shelf Registration are reclassified to additional paid-in capital on a pro-rata basis as we complete offerings under the S-3 Registration Statement, with any remaining deferred costs to be charged to results of operations at the end of the three-year life of the S-3 Registration Statement. During the fiscal years ended March 31, 2020 and 2019, we charged deferred offering costs of $300 and $4,800, respectively, to additional paid-in capital as a result of offerings under the Shelf Registration. Deferred costs associated with the LPC Registration Statement are reclassified to additional paid-in capital on a pro-rata basis as we complete sales of our common stock pursuant to the LPC Agreement, with any remaining deferred costs to be charged to results of operations at the end of the two-year life of the LPC Agreement. We charged deferred offering costs of $8,100 to additional paid-in capital during the fiscal year ended March 31, 2020 as a result of sales of our common stock under the LPC Agreement.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606, as of April 1, 2018, using the modified retrospective transition method. At adoption and currently, we have only the BayerAgreement as a potential revenue generating arrangement. Upon adoption of ASC Topic 606, there was no change to the units of accounting previously identified with respect to the Bayer Agreement under legacy GAAP, which are now considered performance obligations under ASC Topic 606, and there was no change to the revenue recognition pattern for the performance obligation. Accordingly, there was no cumulative effect change to our opening accumulated deficit upon the adoption of ASC Topic 606. The EverInsight Agreement, described more completely in Note 16, Subsequent Events, was executed subsequent to the completion of our fiscal year ended March 31, 2020 and we have not yet assessed the impact of Topic 606 on it.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10 and AV-101, stem cell research and development costs, and costs related to the application and prosecution of patents related to AV-101 and our stem cell technology platform. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each requires significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. We have not granted restricted stock awards to employees or consultants nor do we have any awards with market or performance conditions. Prior to our April 1, 2019 adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), we historically re-measured the fair value of option grants to non-employees as they vested and any resulting increase in value was recognized as an expense during the period over which the services were performed. Under ASU 2018-17, expense recognition for grants to non-employees follows the same methodology as for employees. Noncash expense attributable to compensatory grants of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Use Assets and Operating Lease Obligations

We adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) effective April 1, 2019. ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right of use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right of use assets. Our operating lease is reflected in the Right-of-use asset – operating lease; Operating lease obligation - current portion; and Operating lease obligation - non-current portion in our consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of our adoption of ASU 2016-02, we no longer recognize deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred.

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right of use asset, and depreciated over its estimated useful life, or lease term, if shorter.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents. Our investment policies limit any such investments to short-term, low-risk instruments. We deposit cash and cash equivalents with quality financial institutions which are insured to the maximum of federal limitations. Balances in these accounts may exceed federally insured limits at times.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We carried no assets or liabilities that are measured on a recurring basis at fair value at March 31, 2020 or 2019.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Loss per Common Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual for dividends on our Series B Preferred by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share was computed as follows:

	Fiscal Years Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders for basic and diluted earnings
per share	$(22,037,600)	$(25,729,500)

Denominator:
Weighted average basic and diluted common shares outstanding	43,869,523	28,562,490

Basic and diluted net loss attributable to common stockholders per common share	$(0.50)	$(0.90)

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities excluded in determining diluted net loss per common share for the fiscal years ended March 31, 2020 and 2019 are as follows:

	As of March 31,
	2020	2019

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	10,003,088	6,626,088

Outstanding warrants to purchase common stock	26,555,281	21,453,402

Total	40,786,621	32,307,742

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which replaced the existing guidance in ASC 840, Leases, and which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. We adopted this standard effective with our fiscal year beginning April 1, 2019. At adoption, we recognized approximately $4.3 million as total lease liabilities and $3.9 million as total right-of-use assets in our Consolidated Balance Sheet and derecognized a deferred rent liability of approximately $0.4 million attributable to the operating lease of our primary office and laboratory facilities recorded in accordance with prior guidance. In connection with our adoption of ASC 842, we evaluated our contracts with clinical research and manufacturing organizations and determined that such contracts do not contain embedded leases.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. Under ASU 2018-07, the existing guidance regarding share-based transactions with employees also applies to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term may be used in lieu of an expected term in the option-pricing model for non-employee awards. We adopted ASU 2018-07 effective with our fiscal year beginning April 1, 2019 and it did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Receivable from Supplier

This amount reflects the balance of a prepayment made to a contract manufacturing organization that was refunded by the organization in May 2019 due to the termination of the underlying contract prior to March 31, 2019.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:
	March 31,
	2020	2019

Clinical and nonclinical materials and contract services	$115,200	$5,900
Fair value of securities issued for professional services	-	105,900
Insurance	107,200	96,300
All other	2,700	20,500
	$225,100	$228,600

6.  Property and Equipment

Property and equipment consists of the following:
	March 31,
	2020	2019

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	84,600
	1,246,100	1,246,100
Accumulated depreciation and amortization	(1,036,500)	(933,400)
Property and equipment, net	$209,600	$312,700

The following table summarizes depreciation and amortization expense attributable to owned and leased property and equipment for the fiscal years ended March 31, 2020 and 2019:

	Fiscal Years Ended March 31,
	2020	2019

Owned assets	$100,200	$88,300
Leased assets	2,900	2,900
Total depreciation and amortization	$103,100	$91,200

Other than certain leased office equipment, none of our assets were subject to third party security interests at March 31, 2020 or 2019.

7.  Accrued Expenses

Accrued expenses consist of:
	March 31,
	2020	2019

Accrued expenses for clinical and nonclinical
materials, development and contract services	$462,300	$1,067,600
Accrued compensation	-	439,200
Accrued professional services	76,500	172,100
All other	22,700	6,700
	$561,500	$1,685,600

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Note Payable

The following table summarizes our note payable:
	March 31, 2020			March 31, 2019
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.30% (2020) and 7.75% (2019) Note payable
to insurance premium financing company (current)	$56,500	$-	$56,500	$57,300	$-	$57,300

In February 2019, we executed a 7.75% promissory note in the face amount of $63,500 in connection with certain insurance policy premiums. The note was payable in monthly installments of $6,600, including principal and interest, through December 2019 and had a balance of $57,300 at March 31, 2019. In May 2019, we executed a 7.15% promissory note in the principal amount of $230,200 in connection with other insurance policy premiums. That note was payable in monthly installments of $23,800, including principal and interest, through March 2020, when it was paid in full. In February 2020, we executed a 7.30% promissory note in the principal amount of $62,000 in connection with renewal of the insurance policy that began in February 2019. That note is payable in monthly installments of $6,500, including principal and interest, through December 2020, and has a balance of $56,500 at March 31, 2020.

9.  Capital Stock

Common Stock

At our Annual Meeting of Stockholders on September 5, 2019, as approved by and recommended to our stockholders by our Board, our stockholders approved an amendment to our Restated Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 100.0 million shares to 175.0 million shares. The amendment became effective on September 6, 2019, upon our filing of a certificate of amendment with the Nevada Secretary of State. In connection with an underwritten public offering of our common stock and warrants in May 2016, our common stock was approved for listing on the Nasdaq Capital Market. Our common stock has been trading on the Nasdaq Capital Market under the symbol “VTGN” since May 11, 2016.

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

At March 31, 2020 and 2019, there were 500,000 restricted shares of Series A Preferred outstanding, convertible into 750,000 shares of our common stock at the option of the two respective holders.

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

Prior to Conversion, shares of Series B Preferred accrue in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends are payable on the date of either a Voluntary Conversion or Automatic Conversion in that number of shares of common stock equal to the Accrued Dividends. At March 31, 2020, we have recognized a liability in the amount of $5,011,800 for Accrued Dividends in the accompanying Consolidated Balance Sheet at March 31, 2020, based on the Series B Preferred issued and outstanding through that date. We have recognized a deduction from net loss of $1,263,600 and $1,139,900 related to dividends on Series B Preferred in arriving at net loss attributable to common stockholders in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal years ended March 31, 2020 and 2019, respectively.

In the event of the liquidation, dissolution or winding-up of our affairs, after payment or provision for payment of our debts and other liabilities, the Holders of the Series B Preferred then outstanding shall be entitled to receive distributions out of our assets, if any, of an amount equal to the Stated Value of the Series B Preferred ($7.00 per share), plus any accrued and unpaid dividends thereon, before any distribution or payment shall be made to the holders of any junior securities, including holders of our common stock. If our assets are insufficient to pay, in full, such amounts, then the entire assets to be distributed to the holders of the Series B Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Upon liquidation, each share of Series B Preferred ranks pari-passu with our Series A Preferred and our Series C Preferred (defined below).The liquidation value of the Series B Preferred at March 31, 2020 is approximately $13,134,400.

At March 31, 2020 and 2019, there were 1,160,240 shares of Series B Preferred outstanding, which shares are subject to beneficial ownership blockers and are exchangeable at the option of the two respective holders by Voluntary Conversion, or pursuant to Automatic Conversion to the extent not otherwise subject to beneficial ownership blockers, into an aggregate of 1,160,240 shares of our common stock, excluding shares of our common stock which may be issued in payment of Accrued Dividends upon conversion.

Series C Preferred Stock

In January 2016, our Board authorized the creation of and we filed a Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of VistaGen Therapeutics, Inc. (the Series C Preferred Certificate of Designation) with the Nevada Secretary of State to designate 3.0 million shares of our preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (Series C Preferred).

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

Each share of Series C Preferred is convertible, at the option of the holder into one share of our common stock, subject to certain beneficial ownership limitations as set forth in the Series C Preferred Certificate of Designation. Shares of the Series C Preferred do not accrue dividends, and holders of the Series C Preferred have no voting rights. At March 31, 2020 and 2019, one holder and its affiliates held all 2,318,012 outstanding shares of Series C Preferred.

During our fiscal years ended March 31, 2019 and 2020, we completed private placement and public offerings as described below.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock and Warrants Issued in Summer 2018 Private Placement

Between June 2018 and October 2018, we completed a self-placed private placement with accredited investors, pursuant to which we sold units, at a purchase price of $1.25 per unit, consisting of 4,605,000 unregistered shares of our common stock and warrants, exercisable through February 28, 2022, to purchase 4,605,000 unregistered shares of our common stock at an exercise price of $1.50 per share (the Summer 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. The warrants are not exercisable until at least six months and one day following the date of issuance. We received aggregate cash proceeds of $5,756,200 in connection with the Summer 2018 Private Placement and the entire amount of the proceeds was credited to stockholders’ equity. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying the warrants issued in the Summer 2018 Private Placement.

Common Stock and Warrants Issued in Fall 2018 Private Placement

The Summer 2018 Private Placement was oversubscribed. To accommodate additional investor interest, during October 2018, we accepted subscription agreements from accredited investors, pursuant to which we sold to such investors units, at a unit purchase price equal to $0.15 above the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement, consisting of an aggregate of 420,939 unregistered shares of our common stock and four-year, immediately exercisable warrants to purchase 420,939 unregistered shares of our common stock at a per share exercise price equal to the closing quoted market price of our common stock on the Nasdaq Capital Market on the effective date of the investor’s subscription agreement (the Fall 2018 Private Placement). The purchasers of the units have no registration rights with respect to the shares of common stock, warrants or the shares of common stock issuable upon exercise of the warrants comprising the units sold. We received aggregate cash proceeds of $812,500 in connection with the Fall 2018 Private Placement and settled an outstanding professional service payable by accepting a subscription agreement in the amount of $40,000 and issuing the corresponding number of shares of common stock and warrants. The entire amount of the proceeds of the Fall 2018 Private Placement was credited to stockholders’ equity. The fair value of the common stock and warrant issued in the Fall 2018 Private Placement in settlement of the professional services payable was determined to be $62,700 on the effective date of the agreement. Accordingly, we recognized a loss on extinguishment of accounts payable in the amount of $22,700 in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2019. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying the warrants issued in the Fall 2018 Private Placement.

Modification of Warrants issued in Summer 2018 Private Placement

Subsequent to the completion of the Summer 2018 Private Placement, we amended warrants to purchase an aggregate of 304,000 shares of our common stock issued to investors who submitted Summer 2018 Private Placement subscription agreements between October 3, 2018 and October 5, 2018 to increase the exercise price of their warrants from $1.50 per share to $1.59 per share or $1.69 per share, depending on the effective date of the related subscription agreement, to comply with certain provisions of The Nasdaq Stock Market Rules applicable to the private placement. As additional consideration for agreeing to the increase in the warrant exercise price, we granted the investors additional warrants to purchase an aggregate of 23,800 unregistered shares of our common stock at an exercise price of $1.75 per share through February 28, 2022. We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and determined that the increase in the exercise price resulted in a decrease in the fair value of the warrants, which decrease is not recognized. We calculated the fair value of the 23,800 additional warrants using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below, recognizing $25,800 as the fair value of the new warrants and as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2019.

Assumption:	New Warrants
Market price per share	$1.80
Exercise price per share	$1.75
Risk-free interest rate	2.83%
Remaining contractual term in years	3.25
Volatility	88.80%
Dividend rate	0.0%

Number of warrant shares	23,800
Weighted average fair value per share	$1.08

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Common Stock for Product Licenses and Option

As indicated in Note 3, Summary of Significant Accounting Policies, in September 2018 we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000, based on the $1.38 per share quoted closing market price of our common stock on the Nasdaq Capital Market, to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000, based on the $2.16 per share closing quoted market price of our common stock on the Nasdaq Capital Market, to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we are obligated to pay to Pherin monthly support payments of $10,000 for a term of 18 months, however no monthly support payment is required during the 18-month period identified in the PH10 license agreement if support payments are being made under the terms of the PH94B license agreement. The support payments required under the PH94B license agreement terminated in March 2020 and will terminate in April 2020 under the PH10 license agreement.

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

Common Stock and Warrants Issued in Fall 2019 Private Placement

Between October 30, 2019 and November 7, 2019, in a self-placed private placement and pursuant to subscription agreements received from certain accredited investors, we sold to such investors units, at a purchase price of $1.00 per unit, consisting of an aggregate of 650,000 unregistered shares of our common stock and warrants, exercisable beginning six months and one day following issuance and through November 1, 2023, to purchase 325,000 unregistered shares of our common stock at an exercise price of $2.00 per share (the Fall 2019 Private Placement). We received cash proceeds of $650,000 from the Fall 2019 Private Placement.

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

We calculated the fair value of the Additional Warrants using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below, recognizing $88,800 as the fair value of the new warrants and as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2020.

Assumption:	Additional Warrants
Market price per share	$0.44
Exercise price per share	$0.50
Risk-free interest rate	1.59%
Contractual term in years	4.32
Volatility	86.64%
Dividend rate	0.0%

Number of warrant shares	325,000
Weighted average fair value per share	$0.27

Winter 2019 Warrant Modification

On December 4, 2019, we modified outstanding warrants previously issued as a part of completed private placements to temporarily reduce, for a period of two years or, if sooner, until the expiration of the warrant, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time (the Winter 2019 Warrant Modification). Following the two-year period during which the exercise price is reduced, the exercise price of each then-outstanding modified warrant will revert to its pre-modification price. As a result of the Winter 2019 Warrant Modification, outstanding warrants to purchase a total of approximately 6.6 million unregistered shares of our common stock were modified.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculated the fair value of the modified warrants, including those issued in the Fall 2019 Private Placement, immediately before and after the modification using the Black Scholes Option Pricing Model for pre-modification valuations and for post-modification valuations for warrants expiring in less than two years. For the warrants expiring after the December 4, 2021 exercise price reversion date, we ran a binomial model using 24 steps, one for each month, and lognormal distribution to estimate our stock price at December 4, 2021, the termination date for the exercise price reduction. We then compared the exercise value of each warrant at each estimated stock price to the remaining option value if the warrant was not exercised on December 4, 2021 and allowed to revert to its original exercise price. For any estimated stock price above $0.50 per share (an in-the-money warrant), we determined that the holders would convert their warrants. For any estimated stock price below $0.50 per share, we determined that the holders would continue to hold their warrants. Given the significant reductions in exercise price (the pre-modification exercise prices ranged from $1.50 to $2.24 per share), if the warrants are not exercised prior to December 4, 2021, the Black-Scholes values upon the reversion of the exercise prices are very low, such that there is nominal additional value for continuing to hold the warrants. Accordingly, our estimated post-modification fair value for warrants having an expiration date later than the two-year exercise price reversion date, December 4, 2021, is equal to the value of an option determined using the Black Scholes Option Pricing Model having an exercise price of $0.50 per share and a two-year term and related assumptions. The table below indicates the pre- and post-modification weighted average assumptions used in our valuations. We recognized the incremental fair value, $702,500, as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal yer ended March 31, 2020.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.44	$0.44
Exercise price per share	$1.85	$0.50
Risk-free interest rate	1.58%	1.58%
Remaining contractual term in years	2.25	1.91
Volatility	87.5%	88.1%
Dividend rate	0.0%	0.0%

Number of warrant shares	6,611,759	6,611,759
Weighted average fair value per share	$0.08	$0.19

Following the Winter 2019 Warrant Modification, investors holding a total of 820,000 warrants elected to exercise their warrants at the reduced price of $0.50 per share, resulting in proceeds to us of $410,000. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying essentially all of the warrants subject to the Winter 2019 Warrant Modification.

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

We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $35,600, as warrant modification expense, included as a component of general and administrative expenses, in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2020.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.805	$0.805
Exercise price per share	$7.00	$0.805
Risk-free interest rate	1.57%	1.65%
Remaining contractual term in years	0.58	3.034
Volatility	98.7%	84.9%
Dividend rate	0.0%	0.0%

Number of warrant shares	80,431	80.431
Weighted average fair value per share	$0.00	$.044

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued in Winter 2019 Warrant Offering

In December 2019, we commenced a self-placed private placement of warrants to purchase unregistered shares of our common stock at an offering price of $0.15 per warrant (the Winter 2019 Warrant Offering). Warrants offered and sold in the Winter 2019 Warrant Offering have an exercise price of $0.50 per share and term of three years from the issuance date. Over the course of the Winter 2019 Warrant Offering, we sold warrants to purchase a total of 2.0 million unregistered shares of common stock for cash proceeds to us of $300,000, which we accounted for with a corresponding credit to additional paid-in capital, an equity account. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying the warrants issued in the Winter 2019 Warrant Offering.

Registered Direct Offering of Common Stock and Concurrent Warrant Offering

In January 2020, we entered into a self-placed securities purchase agreement with certain accredited investors pursuant to which we received gross cash proceeds of $2.75 million upon the sale of an aggregate of 3,870,077 shares of our common stock at a purchase price of $0.71058 per share (the January 2020 Offering). Concurrently with the January 2020 Offering, we also commenced a private placement in which we issued and sold warrants (the January 2020 Warrants) exercisable for an aggregate of 3,870,077 unregistered shares of our common stock (the Warrant Shares), having an exercise price of $0.73 per Warrant Share. The 3,870,077 shares of common stock sold in the January 2020 Offering (but not the January 2020 Warrants or the Warrant Shares) were offered and sold pursuant to a prospectus, dated September 30, 2019, and a prospectus supplement dated January 24, 2020, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-234025).

The January 2020 Warrants contain customary provisions allowing for adjustment to the exercise price and number of Warrant Shares issuable only in the event of any stock dividend and split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January 2020 Warrants. In addition, subject to limited exceptions, holders of the January 2020 Warrants will not have the right to exercise any portion of their respective January 2020 Warrants if the holder, together with any affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The January 2020 Warrants are exercisable from any time after the six-month anniversary of issuance (the Initial Exercise Date) and will expire on the fifth year anniversary of the Initial Exercise Date. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying the January 2020 Warrants.

Common Stock Purchase Agreement with Lincoln Park

On March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (LPC) pursuant to which LPC committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to LPC under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to LPC under the terms of the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, is a component of deferred offering costs attributable to this offering, which costs are amortized ratably to additional paid-in capital as we sell shares of our common stock to LPC under the LPC Agreement.

Following the Commencement Date, on any business day over the term of the LPC Agreement, we have the right, in our sole discretion, to direct LPC to purchase up to 100,000 shares on such business day (the “Regular Purchase”) (subject to adjustment under certain circumstances as provided in the LPC Agreement). The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the LPC Agreement. In each case, LPC’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition to Regular Purchases, provided that we present LPC with a purchase notice for the full amount allowed for a Regular Purchase, we may also direct LPC to make accelerated purchases and additional accelerated purchases as described in the LPC Agreement. Although LPC has no right to require us to sell any shares of our common stock to LPC, LPC is obligated to make purchases as we direct, subject to certain conditions. In all instances, we may not sell shares of our common stock to LPC under the LPC Agreement if such sales would result in LPC beneficially owning more than 9.99% of our common stock. There are no upper limits on the price per share that LPC must pay for shares of our common stock.  See Note 16, Subsequent Events, for disclosure regarding sales of our common stock under the LPC Agreement after March 31, 2020.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Common Stock and Warrants to Professional Services Providers

During our fiscal year ended March 31, 2019, we issued the following securities in private placement transactions as compensation for various professional services. In all cases, we recorded the related noncash expense as a component of general and administrative expense in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2019.

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

●
During the quarter ended September 30, 2018, we also issued four-year warrants to three service providers to purchase an aggregate of 288,000 unregistered shares of our common stock at an exercise price of $1.50 per share as full or partial compensation for investor relations and corporate awareness services. We valued the warrants at an aggregate fair value of $266,900 using the Black-Scholes Option Pricing Model and the following grant date weighted average assumptions: exercise price per share: $1.50; market price per share: $1.40; risk-free interest rate: 2.71%; contractual term: 4 years; volatility: 94.17%; dividend rate: 0%; deriving a value per warrant share of $0.93. The fair value of the common stock and warrants was recognized in expense ratably over the term of the underlying contracts.

●
During the quarter ended March 31, 2019, we issued 25,000 registered shares of our common stock having a fair value of $41,500 on the date of issuance from our Amended and Restated 2016 Stock Incentive Plan to an investor relations and social media service provider. The fair value of the common stock was recognized in expense ratably over the term of the underlying contract.

Stock Option Exercises

During the quarter ended March 31, 2019, our Chief Executive Officer and Chief Scientific Officer and a member of our Board exercised outstanding stock options to purchase an aggregate of 29,250 shares of our common stock and we received cash proceeds of $43,900. There were no stock option exercises during the fiscal year ended March 31, 2020.

Warrants Outstanding

Following the Winter 2019 Warrant Modifications, the December 19, 2019 Warrant Modification, the Winter 2019 Warrant Offering and the issuance of the January 2020 Warrants and the other transactions described above, the following table summarizes outstanding and exercisable warrants to purchase shares of our common stock as of March 31, 2020.  The weighted average exercise price of outstanding and exercisable warrants at March 31, 2020 was $1.64 per share and $1.82 per share, respectively.

		Warrants	Warrants
Exercise Price	Expiration	Oustanding at	Exercisable at
per Share	Date	March 31, 2020	March 31, 2020

$0.50	5/20/2020 to 3/31/2024	8,116,759	7,791,759
$0.73	7/25/2025	3,870,077	-
$0.805	12/31/2022	80,431	80,431
$1.50	12/13/2022	9,596,200	9,596,200
$1.82	3/7/2023	1,388,931	1,388,931
$3.51	12/31/2021	50,000	50,000
$5.30	5/16/2021	2,705,883	2,705,883
$7.00	9/2/2020 to 3/3/2023	747,000	747,000

		26,555,281	22,360,204

Of the warrants outstanding at March 31, 2020, 2,705,883 shares of common stock underlying the warrants exercisable at $5.30 per share issued in our May 2016 public offering, 1,388,931 shares of common stock underlying the warrants exercisable at $1.82 per share issued in our September 2017 public offering and 9,596,200 shares of common stock underlying the warrants exercisable at $1.50 per share issued in our December 2017 public offering are registered for resale by the warrant holders. The common shares issuable upon exercise of our remaining outstanding warrants are unregistered at March 31, 2020; however, refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying a significant number of the the warrants issued in earlier private placements and currently exercisable at $0.50 per share. At March 31, 2020, none of our outstanding warrants are subject to down round anti-dilution protection features. With the exception of the January 2020 Warrants exercisable at $0.73 per share to purchase 3,870,077 shares of our common stock, which have a cashless exercise feature prior to an effective registration statement, all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share. Refer to Note 16, Subsequent Events, for disclosure regarding filing of a registration statement including the shares of common stock underlying the January 2020 Warrants.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserved Shares

At March 31, 2020, we have reserved shares of our common stock for future issuance as follows:

Upon exchange of all shares of Series A Preferred currently issued and outstanding (1)	750,000

Upon exchange of all shares of Series B Preferred currently issued and outstanding (2)	5,096,738

Upon exchange of all shares of Series C Preferred currently issued and outstanding (3)	2,318,012

Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	26,555,281

Pursuant to stock incentive plans:
Subject to outstanding options under the Amended and Restated 2016 Stock Incentive
Plan and the 2019 Omnibus Equity Incentive Plan	10,003,088
Available for future grants under the 2019 Omnibus Equity Incentive Plan	6,730,162
Available for future issuance under the 2019 Employee Stock Purchase Plan	1,000,000
17,733,250
Reserved for issuance under Lincoln Park Purchase Agreement	8,750,000

Total	61,203,281

____________
(1)
Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement
(2)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; includes 3,936,498 shares of common stock reserved for payment of dividends on Series B Preferred upon conversion. Refer to Series B Preferred Stock, above, for additional information regarding payment of dividends in common stock.
(3)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

At March 31, 2020, we have 64,583,677 authorized shares of our common stock not subject to reserves and available for future issuance.

10.  Research and Development Expenses

We recorded research and development expenses of approximately $13.4 million and $17.1 million in the fiscal years ended March 31, 2020 and 2019, respectively, including approximately $1.4 million and $5.6 million of noncash expense in the fiscal years ended March 31, 2020 and 2019, respectively. Research and development expense is composed of employee compensation expenses, including stock–based compensation, direct project expenses, notably including costs attributable to our AV-101 clinical trial in MDD in both years, as well as other preclinical and nonclinical projects for PH94B, PH10 and AV-101, and costs to maintain and prosecute our intellectual property suite, including new patent applications for AV-101 for various indications. As indicated in Note 9, Capital Stock, research and development expense for the fiscal year ended March 31, 2019 included noncash expense of $4.25 million attributable to the acquisition of the PH94B and PH10 licenses and the PH10 option.

11.  Income Taxes

The provision for income taxes for the periods presented in the Consolidated Statements of Operations and Comprehensive Loss represents minimum California franchise tax, Maryland and North Carolina income tax.

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended March 31,
	2020	2019

Computed expected tax benefit	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.01%	0.00%
Tax effect of warrant modifications	0.84%	0.00%
Tax effect of research and development credits	(1.60)%	(1.92)%
Tax effect of stock compensation	2.39%	0.00%
Tax effect of other non-deductible items	0.00%	0.74%
Expired net operating loss carryforwards	0.36%	0.00%
Change in valuation allowance (federal only)	19.02%	22.19%

Income tax expense	0.02%	0.01%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:
	March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$30,607,500	$27,190,900
Basis differences in property and equipment	9,100	(2,700)
Research and development credit carryforwards	2,256,400	1,840,400
Stock based compensation	3,919,900	3,516,600
Operating lease Right of Use asset	95,400	-
Accruals and reserves	66,500	207,100

Total deferred tax assets	36,954,800	32,752,300

Valuation allowance	(36,954,800)	(32,752,300)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,202,500 and $7,499,900 during the fiscal years ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $125,125,100, which will expire in fiscal years 2021 through 2038.  As of March 31, 2020, we had state net operating loss carryforwards of approximately $64,123,000, which will expire in fiscal years 2029 through 2040. Federal net operating losses incurred in our fiscal years 2019, 2020 and thereafter will not expire. We also have federal and state research and development tax credit carryforwards of approximately $2,068,800 and $1,189,600, respectively. The federal tax credits will expire at various dates beginning in the year 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. The CARES Act may affect the corporate income taxes imposed by state governments and may result in future responses by state legislatures, some of which could have retroactive effect. The Company evaluated the provisions of the CARES Act and determined that it did not result in a material impact on the Company’s March 31, 2020 income tax accounts.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. We have not performed a change in ownership analysis since our inception in 1998 and accordingly some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.

We file income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1998 through 2019 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

Our unrecognized tax benefits at March 31, 2020 and 2019 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2020 and 2019 is $814,600 and $668,700, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits.

	Fiscal Years Ended March 31,
	2020	2019

Unrecognized benefit - beginning of period	$668,700	$451,600
Current period tax position increases	146,000	210,100
Prior period tax position increases (decreases)	(100)	7,000

Unrecognized benefit - end of period	$814,600	$668,700

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2020 or 2019. We do not anticipate any significant changes of our uncertain tax positions within twelve months of this reporting date.

12.  Licensing, Sublicensing and Collaborative Agreements

License Agreements with Pherin Pharmaceuticals, Inc. (Pherin)

In September 2018 we issued 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B for social anxiety disorder and an option to acquire a similar license for PH10 for MDD. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we are obligated to pay to Pherin monthly support payments of $10,000 for a term of 18 months, however no monthly support payment is required during the 18-month period identified in the PH10 license agreement if support payments are being made under the terms of the PH94B license agreement. The support payments required under the PH94B license agreement terminated in March 2020 and will terminate in April 2020 under the PH10 license agreement.

BlueRock Therapeutics Sublicense Agreement

In December 2016, we entered into an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock Therapeutics received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds the rights to develop and commercialize our hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement).  We retained rights to cardiac stem cell technology licensed from UHN related to small molecule, protein and antibody drug discovery, drug rescue and drug development, including small molecules with cardiac regenerative potential, as well as small molecule, protein and antibody testing involving cardiac cells. To date, we have recognized $1.25 million in sublicense revenue, in our fiscal year ended March 31, 2017, under the Bayer Agreement.

Cato Research Ltd.

We have built a long-term strategic development relationship with Cato Research Ltd. (CRL), now known as Cato Research LLC, a global contract research and development organization, or CRO, and an affiliate of one of our larger institutional stockholders. CRL has provided us with access to essential CRO services and regulatory expertise supporting our AV-101 preclinical and clinical development programs, including our AV-101 MDD clinical study, and other significant development projects related to PH94B and PH10.  We recorded research and development expenses for CRO services provided by CRL in the amounts of $3,802,600 and $3,969,100 for the fiscal years ended March 31, 2020 and 2019, respectively.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Stock Option Plans, Employee Stock Purchase Plan, and 401(k) Plan

At March 31, 2020, we have the following share-based compensation plans, which are described below:

●
Amended and Restated 2016 Stock Incentive Plan (the 2016 Plan); and
●
2019 Omnibus Equity Incentive Plan (the 2019 Plan)

Description of the 2016 Plan

Our Board unanimously approved the Company’s Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), on July 26, 2016, and the 2016 Plan was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. A total of 10.0 million shares of our common stock were authorized for issuance under the 2016 Plan, of which options to purchase approximately 7.8 million shares remain outstanding at March 31, 2020. Upon the adoption of our 2019 Plan, no futher grants were permissible under the 2016 Plan and approximately 1.4 million authorized shares were transferred to the 2019 Plan and became issuable therefrom. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

Description of the 2019 Plan

Our Board approved the VistaGen Therapeutics, Inc. 2019 Omnibus Equity Incentive Plan on May 27, 2019, and our stockholders adopted it and ratified all previously issued grants on September 5, 2019. The principal features of the 2019 plan are summarized below.

The 2019 Plan provides for the grant of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and other stock-based awards, and performance awards, collectively referred to as “Awards”. Awards may be granted under the 2019 Plan to officers, employees and consultants of the Company and our subsidiaries and to our non-employee directors. Incentive stock options may be granted only to employees of the Company or one of our subsidiaries. The 2019 Plan is administered by the Compensation Committee of the Board. The Compensation Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The Compensation Committee may delegate its authority to the extent permitted by applicable law.

The Compensation Committee sets stock option exercise prices and terms, except that stock options must be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. The Compensation Committee may grant either incentive stock options, which must comply with Section 422 of the Code, or nonqualified stock options. At the time of grant, the Compensation Committee determines the terms and conditions of stock options, including the quantity, exercise price, vesting periods, term (which cannot exceed ten years) and other conditions on exercise.

The Compensation Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the 2019 Plan or as a freestanding award. Upon exercise, SARs entitle the holder to receive payment per share in stock or cash, or in a combination of stock and cash, equal to the excess of the share’s fair market value on the date of exercise over the grant price of the SAR.

The Compensation Committee may also grant awards of restricted stock, which are shares of common stock subject to specified restrictions, and restricted stock units, which represent the right to receive shares of the common stock in the future. These awards may be made subject to repurchase, forfeiture or vesting restrictions at the Compensation Committee’s discretion. The restrictions may be based on continuous service with the Company or the attainment of specified performance goals, as determined by the Compensation Committee. Stock units may be paid in stock or cash or a combination of stock and cash, as determined by the Compensation Committee.

The Compensation Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Compensation Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2020, the Compensation Committee has not granted any performance awards.

A total of 7,500,000 shares of common stock were initially authorized for issuance under the 2019 Plan. As noted previously, all awards outstanding under the 2016 Plan at the time the 2019 Plan was adopted remain subject to the 2016 Plan. Upon approval of the 2019 Plan, all shares of common stock remaining authorized and available for issuance under the 2016 Plan, approximately 1.4 million shares, automatically became available for issuance under the 2019 Plan. Additionally, any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares also become available for issuance under the 2019 Plan. Further, if any award under the 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the 2019 Plan. At March 31, 2020, a total of 6,730,162 shares remain available for grant under the 2019 Plan.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No more than 25% of any equity-based awards granted under the 2019 Plan will vest on the grant date of such award. This requirement does not apply to (i) substitute awards resulting from acquisitions or (ii) shares delivered in lieu of fully vested cash awards. In addition, the minimum vesting requirement does not apply to the Compensation Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, death, disability or a change in control, in the terms of the award or otherwise. Awards are not transferable other than by will or the laws of descent and distribution, except that in certain instances transfers may be made to or for the benefit of designated family members of the participant for no consideration.

In the event of a change in control of the Company, the Compensation Committee may accelerate the time period relating to the exercise of any award.  In addition, the Compensation Committee may take other action, including (a) providing for the purchase of any award for an amount of cash or other property that could have been received upon the exercise of such award had the award been currently exercisable, (b) adjusting the terms of the award in a manner determined by the Compensation Committee to reflect the change in control, or (c) causing an award to be assumed, or new rights substituted therefor, by another entity with appropriate adjustments to be made regarding the number and kind of shares and exercise prices of the award. “Change in Control” is defined under the 2019 Plan and requires consummation of the applicable transaction.

Unless earlier terminated by the Board, the 2019 Plan will terminate, and no further awards may be granted, on September 5, 2029, which is ten years after the date on which it was approved by our stockholders. The Board may amend, suspend or terminate the 2019 Plan at any time. To the extent necessary to comply with applicable provisions of U.S. federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to Awards granted to residents therein, we will obtain stockholder approval of any such amendment to the 2019 Plan in such a manner and to such a degree as required. The amendment, suspension or termination of the 2019 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

During our fiscal year ended March 31, 2020, we granted from the 2019 Plan and the 2016 Plan:

●
options from the 2016 Plan to purchase an aggregate of 1,220,000 shares of our common stock at a then above-market exercise price of $1.00 per share to the independent members of our Board, our officers and employees and certain consultants in May 2019. The options vested 25% upon grant with the remaining shares vesting ratably over three years for independent directors, officers and employees, and over two years for consultants;

●
options from the 2019 Plan to one of our officers to purchase 170,000 shares of our common stock at a then above-market exercise price of $1.00 per share, which May 2019 grant was contingent upon the approval of the 2019 Plan by our stockholders. Our stockholders approved the 2019 Plan at our Annual Meeting in September 2019 and ratified the contingent grant. The option vested 25% upon approval of the 2019 Plan and the remaining shares are vesting ratably over three years;

●
options from our 2019 Plan to the independent members of our Board, our officers and employees and certain consultants to purchase an aggregate of 1,990,000 shares of our common stock at exercise prices ranging from $0.50 per share to $1.41 per share during the quarter ended December 31, 2019. Options granted to Board members, officers, employees and most consultants were vested 25% at grant, with the remaining options vesting ratably over the following 24 months. In the case of options granted to certain consultants, the options were vested 25% at grant but the remaining vesting period was less than 24 months to coincide with remaining contractual terms;

●
options from our 2019 Plan to purchase 75,000 shares of our common stock at an exercise price of $0.7074 per share to a consultant as partial compensation under a professional services contract in January 2020. The options were vested 25% upon grant with the remaining shares vesting ratably over the next twelve months.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation expense related to option grants to our officers, independent directors, consultants and service providers included in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2020 and 2019.

	Fiscal Year Ended March 31,
	2020	2019

Research and development expense	$1,287,200	$1,259,400

General and administrative expense	2,533,600	2,184,000

Total stock-based compensation expense	$3,820,800	$3,443,400

We used the Black-Scholes Option Pricing model with the following weighted average assumptions to determine share-based compensation expense related to option grants during the fiscal years ended March 31, 2020 and 2019:

	Fiscal Years Ended March 31,
	2020	2019
	(weighted average)	(weighted average)
Exercise price	$1.14	$1.45
Market price on date of grant	$1.05	$1.45
Risk-free interest rate	1.79%	2.84%
Expected term (years)	5.41	6.32
Volatility	86.99%	96.58%
Expected dividend yield	0.00%	0.00%

Fair value per share at grant date	$0.73	$1.15

The expected term of options represents the period that our share-based compensation awards are expected to be outstanding. We have calculated the weighted-average expected term of the options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and No. 110 (SAB No. 107 and 110). The utilization of SAB No. 107 and 110 is based on the lack of relevant historical option exercises and relevant historical data due to the relatively limited period during which our stock has been publicly traded on a major exchange and the historical lack of liquidity in freely-tradable shares of our common stock. Those factors also resulted in our decision to utilize the historical volatilities of a peer group of public companies’ stock over the expected term of the option in determining our expected volatility assumptions.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as we have not paid any dividends and do not anticipate paying dividends in the near future. We recognize the effect of forfeitures as they occur.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the fiscal years ended March 31, 2019 and 2018 under the 2019 Plan and the 2016 Plan:

	Fiscal Years Ended March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of period	6,626,088	$1.48	5,300,338	$2.43
Options granted	3,455,000	$1.14	1,355,000	$1.45
Options exercised	-	$-	(29,250)	$1.50
Options forfeited	-	$-	-	$-
Options expired	(78,000)	$1.50	-	$-

Options outstanding at end of period	10,003,088	$1.36	6,626,088	$1.48
Options exercisable at end of period	7,936,290	$1.39	4,303,972	$1.53

Weighted average grant-date fair value of
options granted during the period		$0.73		$1.15

In August 2018, as permitted by the terms of the 2016 Plan, the Board approved the modification of outstanding options held by independent members of our Board, our officers and our employees that had exercise prices higher than $1.56 per share to reduce the exercise prices thereof to $1.50 per share. We calculated the fair value of such options immediately before and after the modification using the Black-Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We immediately recognized the additional fair value attributable to vested options, $258,100, as stock compensation expense, which is included in the expense reported above for the fiscal year ended March 31, 2019. The additional fair value resulting from the modification, approximately $142,200, is being expensed over the remaining vesting period of the modified options.

Assumption:	Pre-modification	Post-modification
Market price per share	$1.49	$1.49
Exercise price per share	$3.57	$1.50
Risk-free interest rate	2.77%	2.77%
Remaining expected term in years	5.08	5.08
Volatility	94.9%	94.9%
Dividend rate	0.0%	0.0%

Number of option shares	2,419,503	2,419,503
Weighted average fair value per share	$0.91	$1.08

The following table summarizes information on stock options outstanding and exercisable under the 2019 Plan and the 2016 Plan as of March 31, 2020.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price

$0.50 to $1.00	1,815,000	9.30	$0.90	1,040,422	$0.84
$1.16	2,000,000	7.84	$1.16	2,000,000	$1.16
$1.20 to $1.41	2,525,000	9.13	$1.35	1,455,466	$1.33
$1.50 to $1.52	2,412,253	6.65	$1.50	2,302,069	$1.50
$1.56 to $1.99	1,115,000	7.86	$1.63	1,017,082	$1.61
$2.20 to $15.00	135,835	6.28	$6.03	121,251	$6.49

	10,003,088	8.12	$1.36	7,936,290	$1.39

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, there were 6,730,162 registered shares of our common stock remaining available for grant under the 2019 Plan.  There were no option exercises during the fiscal year ended March 31, 2020. Two officers and a member of our Board exercised outstanding stock options to purchase an aggregate of 29,250 shares of our common stock during the fiscal year ended March 31, 2019.

Aggregate intrinsic value is the sum of the amount by which the fair value of the underlying common stock exceeds the aggregate exercise price of the outstanding options (in-the-money-options). Based on the $0.44 per share quoted closing market price of our common stock on March 31, 2020, there was no intrinsic value in any of our outstanding options at that date.

As of March 31, 2020, there was approximately $1,778,700 of unrecognized compensation cost related to non-vested share-based compensation awards from the 2019 Plan and the 2016 Plan, which cost is expected to be recognized through August 2021.

2019 Employee Stock Purchase Plan

Our Board approved the VistaGen Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the 2019 ESPP) on June 13, 2019. Our stockholders approved the 2019 ESPP at our annual meeting on September 5, 2019. The principal terms of our 2019 ESPP are summarized below.

The 2019 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. The Compensation Committee of the Board administers the 2019 ESPP. The Compensation Committee has authority to construe, interpret and apply the terms of the 2019 ESPP. As approved by our stockholders, a maximum of 1,000,000 shares of our common stock may be purchased under the 2019 ESPP.

The 2019 ESPP is generally expected to operate in consecutive semi-annual periods referred to as “option periods.” The first option period commenced on January 1, 2020 and will end on the last trading day in the semi-annual period ending June 30, 2020, with successive option periods expected to begin on the first day of January and July and to terminate on the last trading day of June and December, respectively. Option periods may not last longer than the maximum period permitted under Section 423 of the Code, which generally limits the length of such offerings to either 5 years or 27 months, depending on the terms of the offering. Generally, all full-time employees of the Company and its subsidiaries will be eligible to participate in an option period

On the first day of each option period (the Grant Date), each eligible employee for that option period will be granted an option to purchase shares of our common stock. Each participant’s option will permit the participant to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the option period by the applicable purchase price. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that option period for the purchase of stock under the 2019 ESPP. The participant’s payroll deduction election will generally remain in effect for future option periods unless terminated by the participant. A participant may elect to withdraw from any option period prior to the last day of the option period, in which case the participant’s payroll deductions will be refunded and the participant’s outstanding options will terminate.

Each participant’s payroll deductions under the 2019 ESPP will be credited to a liability account in his or her name under the 2019 ESPP. The aggregate liability for participant payroll deductions at March 31, 2020 was $14,700, which is included in accrued expenses in the accompanying Consolidated Balance Sheet at that date.

Each option granted under the 2019 ESPP will automatically be exercised on the last day of the respective option period (referred to as the Exercise Date). The number of shares acquired by a participant upon exercise of his or her option will be determined by dividing the participant’s 2019 ESPP account balance as of the Exercise Date for the option period by the purchase price of the option. The purchase price for each option is generally equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the applicable Grant Date, or (ii) 85% of the fair market value of a share of our common stock on the applicable Exercise Date. A participant’s 2019 ESPP account will be reduced upon exercise of his or her option by the amount used to pay the purchase price of the shares acquired by the participant. Following exercise of the option, any excess amount in a participant’s account will be refunded following the Exercise Date. No interest will be paid to any participant under the 2019 ESPP.

Participation in the 2019 ESPP is subject to the following limits:

●	A participant cannot contribute less than 1% or more than 15% of his or her compensation to the purchase of stock under the 2019 ESPP in any one payroll period;
●
A participant cannot accrue rights to purchase more than $25,000 of stock (valued at the Grant Date of the applicable offering period and without giving effect to any discount reflected in the purchase price for the stock) for each calendar year in which an option is outstanding; and

●
A participant will not be granted an option under the 2019 ESPP if it would cause the participant to own stock and/or hold outstanding options to purchase common stock constituting 5.0% or more of the total combined voting power or value of all classes of stock of the Company or of its parent or one of its subsidiaries or to the extent it would exceed certain other limits under the Code.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $25,000 annual purchase and the 5% ownership limitations referred to above are required under the Code.

As is customary in stock incentive plans of this nature, the number of shares of stock available under the 2019 ESPP or subject to outstanding options, is subject to adjustment in the event of certain reorganizations, combinations, recapitalization of shares, stock splits, reverse stock split, subdivision or other similar change in respect of our common stock. A participant’s rights with respect to options or the purchase of shares under the 2019 ESPP, as well as payroll deductions credited to his or her 2019 ESPP account, may not be assigned, transferred, pledged or otherwise disposed of in any way except by will or the laws of descent and distribution.

The Board generally may amend, suspend, or terminate the 2019 ESPP at any time and in any manner, except that stockholder approval is required to increase the number of shares authorized for issuance under the 2019 ESPP and for certain other amendments. No amendment to the 2019 ESPP may materially adversely affect the option rights previously granted to a participant under the 2019 ESPP, except as required by law or regulation.

Our 2019 ESPP became effective on January 1, 2020 and will continue in effect until the earlier of such time as all of the shares of the Company’s common stock subject to the 2019 ESPP have been sold under the 2019 ESPP or December 31, 2030, unless terminated earlier by the Board. At March 31, 2020, no option periods had been completed nor shares of common stock purchased by employees under the 2019 ESPP.

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

14.  Related Party Transactions

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), is the parent of Cato Research Ltd. (CRL), now known as Cato Research LLC. CRL is a contract research, development and regulatory services organization (CRO) that we have engaged for a wide range of material aspects related to the nonclinical and clinical development and regulatory affairs associated with our efforts to develop and commercialize AV-101 for MDD, including our ELEVATE Study, and other potential CNS indications, PH94B, PH10, and other potential product candidates. At March 31, 2020, CBV held approximately 2% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA, we incurred expenses of $3,802,600 and $3,969,100 for the fiscal years ended March 31, 2020 and 2019, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to, PH94B, PH10, AV-101 and other potential product candidates will remain significant in future periods.

As disclosed in Note 9, Capital Stock, in September 2018, we issued an aggregate of 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to acquire an exclusive worldwide license to develop and commercialize PH94B and an option to acquire a similar license for PH10. In October 2018, we issued an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to exercise the option to acquire an exclusive worldwide license to develop and commercialize PH10. The acquisition of the licenses and option was recorded as research and development expense. Additionally, under the terms of the PH94B license acquired in September 2018, we recorded as research and development expense $120,000 and $70,000 of monthly cash support payments to Pherin in the fiscal years ended March 31, 2020 and 2019 , respectively. At March 31, 2020, Pherin held approximately 3% of our outstanding Common Stock.

We have engaged the consulting firm headed by one of the independent members of our Board to provide various market research studies and commercial modeling projects for certain of our CNS pipeline candidates and recorded research and development expense of $108,400 and $11,700 for the fiscal years ended March 31, 2020 and 2019, respectively, related to such studies. We recorded no amounts payable at March 31, 2020 or 2019 related to these studies.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any claims made or other legal matters that will have a material adverse effect on our consolidated financial position, results of operations or our cash flows.

We indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of our directors or executive officers to the fullest extent permitted by Nevada law. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  We have a director and officer insurance policy which limits our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2020 or 2019.

In the normal course of business, we provide indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others.  Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of our product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to our product candidates.  The terms of these indemnification agreements are generally perpetual.  The potential future payments we could be required to make under these indemnification agreements is unlimited.  We maintain liability insurance coverage that limits our exposure.  We believe the fair value of these indemnification agreements is minimal.  Accordingly, we have not recorded any liabilities for these agreements at March 31, 2020 or 2019.

Leases

Financing Lease

At March 31, 2020 and 2019, the following assets are subject to financing lease obligations and included in property and equipment:

	March 31,
	2020	2019

Office equipment	$14,700	$14,700

Accumulated depreciation	(9,400)	(6,500)

Net book value	$5,300	$8,200

Amortization expense for assets recorded under financing leases is included in depreciation expense.  Future minimum payments, by year and in the aggregate, required under our financing lease are as follows:

Fiscal Years Ending March 31,
2021	$3,300
2022	3,000
Future minimum lease payments	6,300

Less imputed interest included in minimum lease payments	(700)

Present value of minimum lease payments	5,600

Less current portion	(3,300)

Financing lease obligation - non-current portion	$2,300

Operating Lease

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Consistent with the guidance in ASC 842, effective beginning April 1, 2019, we have recorded this lease in our Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease is reasonably probable. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at March 31, 2020:

As of March 31, 2020
Assets
Right of use asset – operating lease	$3,579,600

Liabilities
Current operating lease obligation	$313,400
Non-current operating lease obligation	3,715,600
Total operating lease liability	$4,029,000

The following table summarizes the effect of operating lease costs in our consolidated statements of operations:
For the Fiscal Year Ended
March 31, 2020
Operating lease cost	$692,300

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2021	$645,800
2022	668,400
2023	726,000
2024	766,000
2025	789,000
Thereafter	1,931,400
Total lease expense	5,526,600
Less imputed interest	(1,497,600)
Present value of operating lease liabilities	$4,029,000

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of March 31, 2020
Assumed remaining lease term in years	7.33
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

For the Fiscal Year Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$753,900

During the fiscal year end March 31, 2020, other than the initial adoption of ASC 842 that required right of use assets and lease liabilities to be recorded, we recorded no new right of use assets arising from new lease liabilities.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $14,000 and $13,200 for the fiscal years ended March 31, 2020 and 2019, respectively, attributable to this lease.

Debt Repayment

At March 31, 2020, future minimum principal payments on an outstanding note related to an insurance premium financing arrangement in the remaining principal amount of $56,500, which will be repaid in monthly principal and interest installments of $6,500 through December 2020.

16.  Subsequent Events

We have evaluated subsequent events through the date of this Annual Report and have identified the following material events and transactions that occurred after March 31, 2020:

Sales of Common Stock under the LPC Agreement

Subsequent to the effectiveness of the LPC Registration Statement on April 14, 2020, and through June 26, 2020, we have sold an additional 6,201,995 registered shares of our common stock to Lincoln Park and have received aggregate cash proceeds of $2,840,200.

Grants of Stock Options from the 2019 Stock Incentive Plan

On April 23, 2020, when the quoted market price of our common stock was $0.398 per share, the Compensation Committee of the Board granted options from our 2019 Plan to our independent directors, officers and employees and to certain consultants to purchase an aggregate of 1,555,000 shares of our common stock at an exercise price of $0.398 per share. The options were vested 25% upon grant with the remaining shares vesting over two years. On April 24, 2020, when the quoted market price of our common stock was also $0.398 per share, we granted options from our 2019 Plan to purchase 25,000 shares of our common stock to another consultant. Those options were also vested 25% upon grant with the remaining shares vesting over two years. On May 8, 2020, when the quoted market price of our common stock was $0.42 per share, the Board granted options from our 2019 Plan to additional consultants to purchase an aggregate of 225,000 shares of our common stock at an exercise price of $0.42 per share. The options were vested 25% upon grant with the remaining shares vesting over one year. On June 19, 2020 and June 24, 2020, when the quoted market price of our common stock was $0.5124 per share and $0.535 per share, respectively, we also granted options from our 2019 Plan to additional consultants to purchase 60,000 shares at $0.5124 per share on June 19, 2020 and 80,000 shares at $0.55 per share on June 24, 2020. In each of the June 2020 grants, the options were vested 25% upon grant with the remaining shares vesting over one year.

Sale of Common Stock and Warrants in the Spring 2020 Private Placement

In April 2020, in a self-directed private placement, we sold to an accredited investor units to purchase an aggregate of 125,000 unregistered shares of our common stock and four-year warrants to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share and we received cash proceeds of $50,000 (the Spring 2020 Private Placement).

PPP Loan Agreement

On April 22, 2020, we entered into a note payable agreement with Silicon Valley Bank as lender (the Lender) (the PPP Loan Agreement), pursuant to which we received net proceeds of approximately $224,000 from a potentially forgivable loan from the U. S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the “PPP Loan”). The PPP Loan provides for working capital to the Company and matures on April 22, 2022. Under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest are deferred until at least October 22, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including subsequent guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act.

Registration Statement for shares underlying warrants issued in Private Placements

On May 1, 2020, we filed a registration statement on Form S-3 (Registration No. 333-237968) to register approximately 12.1 million shares of common stock underlying outstanding warrants that we had issued in earlier private placement offerings, including the Summer 2018 Private Placement, the Fall 2018 Private Placement, the Fall 2019 Private Placement, the Winter 2019 Warrant Offering, the January 2020 Warrants and the Spring 2020 Private Placement, as well as common stock underlying warrants that had been previously issued to various consultants as full or partial compensation for their services. We also registered approximately 0.8 million shares of unregistered outstanding common stock held by former holders of warrants who had exercised such warrants subsequent to the Winter 2019 Warrant Modification. Further, we registered the approximately 0.1 million shares of common stock issued in the Spring 2020 Private Placement. The SEC declared the registration statement effective on May 13, 2020. As a result of the effectiveness of this registration statement, the shares of common stock underlying essentially all of our outstanding warrants has been registered.

PH94B Sublicense Agreement

On June 24, 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B with EverInsight Therapeutics Inc., a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia (the EverInsight Agreement). Under the terms of the EverInsight Agreement, EverInsight will be responsible for clinical development, regulatory submissions and commercialization of PH94B for treatment of SAD, and potentially other anxiety-related indications, in markets in Greater China, South Korea and Southeast Asia. EverInsight will make a non-dilutive upfront payment of $5.0 million to us, and we are eligible to receive additional development and commercial milestone payments in the future, upon successful attainment of specific milestones. We expect to receive net cash proceeds of approximately $4.475 million, after sublicense and consulting payments which we are obligated to make pursuant to our PH94B license from Pherin and other consulting agreements. On June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation to a consultant for services related to the EverInsight Agreement.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Financial Information (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2020. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Quarterly Results of Operations (Unaudited)
 (in thousands, except share and per share amounts)

	Three Months Ended				Total
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	Fiscal Year 2020
Operating expenses:
Research and development	$4,314	$4,205	$3,015	$1,840	$13,374
General and administrative	1,910	1,146	2,948	1,423	7,427
Total operating expenses	6,224	5,351	5,963	3,263	20,801
Loss from operations	(6,224)	(5,351)	(5,963)	(3,263)	(20,801)

Other expenses, net:
Interest income (expense), net	16	15	2	(3)	30

Loss before income taxes	(6,208)	(5,336)	(5,961)	(3,266)	(20,771)
Income taxes	(2)	-	-	(1)	(3)
Net loss and comprehensive loss	(6,210)	(5,336)	(5,961)	(3,267)	(20,774)

Accrued dividend on Series B Preferred stock	(302)	(314)	(322)	(326)	(1,264)
Net loss attributable to common stockholders	$(6,512)	$(5,650)	$(6,283)	$(3,593)	$(22,038)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.15)	$(0.13)	$(0.15)	$(0.08)	$(0.50)
Weighted average shares used in computing basic and diluted
net loss per common share attributable to common stockholders	42,622,965	42,622,965	43,158,889	47,094,781	43,869,523

	Three Months Ended				Total
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	Fiscal Year 2019
Operating expenses:
Research and development	$2,744	$5,261	$5,335	$3,758	$17,098
General and administrative	1,466	2,171	1,857	1,964	7,458
Total operating expenses	4,210	7,432	7,192	5,722	24,556
Loss from operations	(4,210)	(7,432)	(7,192)	(5,722)	(24,556)

Other expenses, net:
Interest expense, net	(2)	(3)	(2)	(1)	(8)
Loss on extinguishment of accounts payable	-	-	(23)	-	(23)

Loss before income taxes	(4,212)	(7,435)	(7,217)	(5,723)	(24,587)
Income taxes	(2)	-	-	-	(2)
Net loss and comprehensive loss	(4,214)	(7,435)	(7,217)	(5,723)	(24,589)

Accrued dividend on Series B Preferred stock	(274)	(284)	(291)	(291)	(1,140)

Net loss attributable to common stockholders	$(4,488)	$(7,719)	$(7,508)	$(6,014)	$(25,729)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.20)	$(0.30)	$(0.24)	$(0.17)	$(0.90)
Weighted average shares used in computing basic and diluted
net loss per comon share attributable to common stockholders	22,987,066	25,815,245	30,696,312	35,113,753	28,562,490

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

Management has assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2020. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective, based upon those criteria, as a result of the material weaknesses identified below.

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

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended March 31, 2020 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2020 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 90.

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

3.13
Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of VistaGen Therapeutics, Inc., dated September 6 ,2019; incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2019.

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

10.136
Indemnification Agreement, dated November 10, 2016, by and between VistaGen Therapeutics, Inc. and Mark A. McPartland, incorporated by reference from Exhibit 10.136 to the Company’s Annual Report on Form 10-K filed on June 25, 2019.

10.137
Underwriting Agreement, dated as of February 26, 2019, by and between VistaGen Therapeutics, Inc. and William Blair & Company, LLC, incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019.

10.138
Master Services Agreement, dated July 11, 2017, by and between VistaGen Therapeutics, Inc. and Cato Research Ltd., incorporated by reference from Exhibit 10.138 to the Company’s Annual Report on Form 10-K filed on June 25, 2019.

10.139	VistaGen Therapeutics, Inc. 2019 Omnibus Equity Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 1, 2019.
10.140	VistaGen Therapeutics, Inc. 2019 Employee Stock Purchase Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 1, 2019.
10.141	Form of Fall 2019 Private Placement Subscription Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019.
10.142	Form of Fall 2019 Private Placement Warrant, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019.
10.143
Form of Securities Purchase Agreement, dated January 24, 2020 between the Company and each purchaser named in the signature pages thereto, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2020.

10.144	Form of Warrant, dated January 24, 2020, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2020.
10.145
Purchase Agreement, by and between VistaGen Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated March 24, 2020, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 26, 2020.

10.146
Registration Rights Agreement, by and between VistaGen Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated March 24, 2020, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 26, 2020

10.147
Note Payable Agreement by and between VistaGen Therapeutics, Inc. and Silicon Valley Bank, dated April 22, 2020, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 27, 2020.

10.148#
License and Collaboration Agreement between VistaGen Therapeutics, Inc. and EverInsight Therapeutics Inc. incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 26, 2020.

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
#
Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 29th day of June, 2020.

VistaGen Therapeutics, Inc.

Date: June 29, 2020	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh Shawn K. Singh, JD	Chief Executive Officer, and Director (Principal Executive Officer)	June 29, 2020

/s/ Jerrold D. Dotson Jerrold D. Dotson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2020

/s/ H. Ralph Snodgrass H. Ralph Snodgrass, Ph.D	President, Chief Scientific Officer and Director	June 29, 2020

/s/ Jon S. Saxe Jon S. Saxe	Chairman of the Board of Directors	June 29, 2020

/s/ Ann M. Cunningham Ann M. Cunningham	Director	June 29, 2020

/s/ Jerry B. Gin, Ph.D Jerry B. Gin, Ph.D.	Director	June 29, 2020

/s/ Brian J. Underdown Brian J. Underdown, Ph. D	Director	June 29, 2020