Form 10-Q
period 2020-06-30
VistaGen Therapeutics, Inc.
filed 2020-08-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of August 13, 2020, 73,998,057 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2020	2020
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$1,545,900	$1,355,100
Prepaid expenses and other current assets	633,000	225,100
Total current assets	2,178,900	1,580,200
Property and equipment, net	184,200	209,600
Right of use asset - operating lease	3,492,100	3,579,600
Deferred offering costs	263,900	355,100
Security deposits and other assets	47,800	47,800
Total assets	$6,166,900	$5,772,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,307,300	$1,836,600
Accrued expenses	607,800	561,500
Current notes payable, including accrued interest	428,900	56,500
Operating lease obligation - current portion	325,700	313,400
Financing lease obligation - current portion	3,400	3,300
Total current liabilities	2,673,100	2,771,300

Non-current liabilities:
Non-current portion of notes payable	124,700	-
Accrued dividends on Series B Preferred Stock	5,347,600	5,011,800
Operating lease obligation - non-current portion	3,631,100	3,715,600
Financing lease obligation - non-current portion	2,100	3,000
Total non-current liabilities	9,105,500	8,730,400
Total liabilities	11,778,600	11,501,700

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and March 31, 2020:
Series A Preferred, 500,000 shares authorized, issued and outstanding at June 30, 2020 and March 31, 2020	500	500
Series B Preferred; 4,000,000 shares authorized at June 30, 2020 and March 31, 2020; 1,160,240 shares
issued and outstanding at June 30, 2020 and March 31, 2020	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at June 30, 2020 and March 31, 2020; 2,318,012 shares
issued and outstanding at June 30, 2020 and March 31, 2020	2,300	2,300
Common stock, $0.001 par value; 175,000,000 shares authorized at June 30, 2020 and March 31, 2020;
55,937,472 and 49,348,707 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively
Additional paid-in capital	203,330,700	200,092,800
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2020 and March 31, 2020	(3,968,100)	(3,968,100)
Accumulated deficit	(205,034,200)	(201,907,400)
Total stockholders’ deficit	(5,611,700)	(5,729,400)
Total liabilities and stockholders’ deficit	$6,166,900	$5,772,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development	$1,731,200	$4,313,900
General and administrative	1,390,600	1,910,100
Total operating expenses	3,121,800	6,224,000
Loss from operations	(3,121,800)	(6,224,000)
Other income (expenses), net:
Interest income (expense), net	(3,200)	16,500
Other income	600	-
Loss before income taxes	(3,124,400)	(6,207,500)
Income taxes	(2,400)	(2,400)
Net loss and comprehensive loss	$(3,126,800)	$(6,209,900)

Accrued dividends on Series B Preferred stock	(335,800)	(302,500)

Net loss attributable to common stockholders	$(3,462,600)	$(6,512,400)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.07)	$(0.15)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	51,321,355	42,622,965

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,126,800)	$(6,209,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,400	26,200
Stock-based compensation	674,600	1,063,000
Amortization of fair value of common stock issued for services	-	69,100
Amortization of fair value of warrants issued for services	-	10,300
Changes in operating assets and liabilities:
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	39,200	(80,900)
Right of use asset - operating lease	87,500	81,700
Operating lease liability	(72,200)	(61,100)
Accounts payable and accrued expenses	(434,400)	40,200
Net cash used in operating activities	(2,806,700)	(4,761,400)

Cash flows from property and investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	62,600	-
Expense related to registration of shares underlying outstanding warrants	(29,400)	-
Net proceeds from sale of common stock under equity line	2,790,600	-
Proceeds from issuance of note under Payroll Protection Plan	224,400	-
Repayment of capital lease obligations	(800)	(700)
Repayment of notes payable	(49,900)	(41,100)
Net cash provided by (used in) financing activities	2,997,500	(41,800)
Net increase (decrease) in cash and cash equivalents	190,800	(4,803,200)
Cash and cash equivalents at beginning of fiscal year	1,355,100	13,100,300
Cash and cash equivalents at end of fiscal year	$1,545,900	$8,297,100

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$322,200	$230,200
Accrued dividends on Series B Preferred	$335,800	$320,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2020
(Unaudited)
(Amounts in Dollars, except share amounts)

									Additional			Total Stockholders’
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000

Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,890,400	$(3,968,100)	$(187,343,300)	$1,625,800

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants
for cash in private placement	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for shares
underlying outstanding warrants	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock							-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	55,937,472	$55,900	$203,330,700	$(3,968,100)	$(205,034,200)	$(5,611,700)

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics. Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a biopharmaceutical company committed to developing new generation therapies for anxiety, depression and certain additional central nervous system (CNS) disorders for which we believe current treatment options are inadequate, resulting in high unmet need in multiple CNS markets worldwide. Our pipeline includes three clinical-stage CNS product candidates, PH94B, PH10 and AV-101, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS indications. We are currently preparing PH94B for Phase 3 clinical development for the acute treatment of anxiety in adult patients with social anxiety disorder (SAD). We are also preparing PH94B for an exploratory Phase 2A open-label clinical study in adult patients experiencing adjustment disorder with anxiety (AjDA), including, but not limited to, AjDA as a result of the diverse impact of the COVID-19 pandemic (e.g., anxiety regarding health and safety, economic loss, unemployment, social isolation, remote education and work, etc.), as well as recent social unrest. PH10 has completed successful exploratory Phase 2A clinical development as a new generation treatment for major depressive disorder (MDD). We are currently preparing PH10 for Phase 2B clinical development as a potential stand-alone treatment for MDD that is fundamentally different from all current MDD therapies. In several clinical studies, we have established that AV-101 is orally available and has an excellent safety profile. Based on successful preclinical studies involving AV-101 alone and in combination with probenecid, we are currently assessing additional preclinical data and potential Phase 1B development of AV-101, in combination with probenecid, for treatment of several CNS indications involving abnormal function of the NMDAR (N-methyl-D-aspartate receptor). Additionally, our subsidiary, VistaStem Therapeutics (VistaStem), has pluripotent stem cell technology focused on assessing and developing potential small molecule new chemical entities (NCEs) for our CNS pipeline, or for out-licensing, by utilizing CardioSafe 3D™, VistaStem’s customized human heart cell-based cardiac bioassay system. Our goal is to become a fully integrated biopharmaceutical company that develops and commercializes innovative medicine for large and growing neuropsychiatry and neurology markets worldwide where we believe current treatments are inadequate to meet the needs of millions of patients.

Our Product Candidates

PH94B is a novel, first-in-class neuroactive nasal spray with therapeutic potential in a wide range of indications involving anxiety or phobia. Self-administered in microgram-level doses, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. We are initially developing PH94B as a potential rapid-onset (within 15 minutes), non-sedating, non-addictive new generation acute treatment of anxiety in adult patients with SAD, and as an acute treatment for adult patients with AjDA. With its rapid-onset pharmacology, lack of systemic exposure and excellent safety profile, we believe PH94B also has potential as a novel treatment for postpartum anxiety (PPA), post-traumatic stress disorder (PTSD), preoperative anxiety (POA), panic disorder and other anxiety-related disorders. The FDA has granted Fast Track designation for development of PH94B as a potential acute treatment of anxiety in adults with SAD.

PH10 is an odorless, fast-acting synthetic neurosteroid delivered intranasally that has therapeutic potential in a wide range of neuropsychiatric indications involving depression. Self-administered in microgram-level doses, PH10 does not require systemic uptake and distribution to produce its rapid-onset antidepressant effects. We are initially developing PH10 as a potential rapid-onset, non-sedating, non-addictive new generation stand-alone treatment of MDD. With its rapid-onset pharmacology, lack of systemic exposure, and exceptional safety profile in all studies to date, we believe PH10 also has potential as a novel treatment for postpartum depression (PPD), treatment-resistant depression (TRD) and suicidal ideation (SI).

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR, an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101’s active metabolite, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR, but does not block the NMDAR receptor like ketamine and other NMDAR antagonists. We have demonstrated in clinical trials that AV-101 is orally-available, well-tolerated and does not cause dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by other NMDAR antagonists. With its exceptionally few side effects and excellent safety profile, we believe AV-101 has potential to be an oral, new generation treatment for multiple CNS indications involving abnormal NMDAR function and where current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP). We are currently assessing AV-101’s potential in combination with probenecid, to treat both MDD and NP, as well as dyskinesia associated with levodopa therapy for Parkinson’s disease, epilepsy and suicidal ideation.

VistaStem is applying pluripotent stem cell (hPSC) technology and CardioSafe 3D, our customized cardiac bioassay system, to discover and develop, novel small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential cell therapy (CT) and regenerative medicine (RM) applications of VistaStem’s hPSC technologies related to heart cells, in 2016, we licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds rights to develop and commercialize VistaStem’s hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2020 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2021, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2020 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2020.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $205.0 million accumulated from inception (May 1998) through June 30, 2020. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $86.1 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

At June 30, 2020, we had cash and cash equivalents of approximately $1.5 million. As more completely described in Note 8, Capital Stock, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement, through June 30, 2020, we sold 6,201,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,840,200. Refer to Note 12, Subsequent Events, for dislosure of additional sales of our common stock under the LPC Agreement subsequent to June 30, 2020.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, and in Note 12, Subsequent Events, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders, with EverInsight Therapeutics Inc., a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia (the EverInsight Agreement). Under the terms of the EverInsight Agreement, EverInsight agreed to make a non-dilutive upfront license payment of $5.0 million to us. Upon successful development and commercialization of PH94B, we are also eligible to receive up to $172 million in additional development and commercial milestone payments, in addition to royalties on commercial sales. In August 2020, we received the $5.0 million non-dilutive upfront license payment from EverInsight, which resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the EverInsight Agreement.

As described more completely in Note 12, Subsequent Events, on August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we sold to the Underwriter, in an underwritten public offering (the Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The Public Offering closed on August 5, 2020. Under the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the Underwriter exercised the Over-Allotment Option with respect to an aggregate of 2,243,250 Option Shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020, which resulted in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the Exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

Going Concern

Although the transactions described above have generated approximately $20.0 million in net cash procceds for us between April 1, 2020 and the date of this Report, we believe it is possible that our cash position at June 30, 2020, together with such net proceeds will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate additional financing, we plan to prepare for and launch (i) a pivotal Phase 3 clinical trial of PH94B for acute treatment of anxiety in adult patients with SAD, (ii) a small exploratory open-label Phase 2A study of PH94B for acute treatment of adult patients with AjDA, and (iii) several nonclinical studies involving PH94B, PH10 and AV-101. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (ii) public offerings and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the Everinsight Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the EverInsight Agreement and the Bayer Agreement that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the EverInsight Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the current COVID-19 pndemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract manufacturing, research and development, investor and public relations, business development, legal, intellectual property acquisition and protection, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the EverInsight Agreement and the Bayer Agreement, will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2021 or thereafter, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications.

Revenue Recognition

We generate revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We expect that our primary source of revenue beginning in the second fiscal quarter of our current fiscal year will be from the EverInsight Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, which is described in more detail in Note 11, Sublicensing and Collaboration Agreements. The terms of the EverInsight Agreement include a $5.0 million non-refundable upfront license fee, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. We also have the Bayer Agreement, pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, also described in Note 11, Sublicensing and Collaborative Agreements, as a potential revenue generating arrangement.

Under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

Performance Obligations

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires judgments about the individual promised goods or services and whether such components are separable from the other aspects of the contractual relationship. In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace.

Collaboration arrangements can have several promised goods or services including a license for our intellectual property, product supply and development and regulatory services. When the customer could not obtain the intended benefit of the contract from a promised good or service without one or more other promises in the contract, the promise is determined to be not distinct in the context of the contract and is combined with other promises until the combined promises are distinct to identify performance obligations. We have determined that the Everinsight Agreement includes a single combined performance obligation that includes both the license to intellectual property and development and regulatory services.

Arrangements can include promises for optional additional items, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future supply of product for either clinical development or commercial supply and optional research and development services at the customer’s or the Company’s discretion are generally considered as options. We assess whether these options provide a material right to the customer and if so, such material rights are accounted for as separate performance obligations. When the customer exercises an option, any additional payments related to the option are recorded in revenue when the customer obtains control of the goods or services.

Transaction Price

Arrangements may have both fixed and variable consideration. For collaboration agreements, the non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are considered variable consideration when determining the transaction price. At the inception of each arrangement, we evaluate whether the development milestones are considered probable of being achieved and estimate an amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as approvals from regulators, are generally not considered probable of being achieved until such approvals are received.

For sales-based royalties, including commercial milestone payments based on the level of sales, for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when (a) the related sales occur, or (b) the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Allocation of Consideration

As part of the accounting for collaboration arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The transaction price is allocated to the identified performance obligations in proportion to their stand-alone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and satisfaction of the performance obligations. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant Company-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations. Since the EverInsight Agreement includes a single combined performance obligation that is not distinct, there is no allocation of consideration.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under collaboration arrangements and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time using an output or input method. For performance obligations that are a combination of licenses to intellectual property and interdependent services, the nature of the combined performance obligation is considered when determining the method and measure of progress that best represents the satisfaction of the performance obligation. For the single combined performance obligation of the EverInsight Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B.

We have recorded no receivables, contract assets, or contract liabilities as of June 30, 2020 related to the EverInsight Agreement, as there are no rights and obligations as of that date. In subsequent periods, the difference between revenue recognized to-date and the consideration invoiced to-date will be recognized as either a contract asset/unbilled revenue (revenue earned exceeds invoices) or a contract liability/deferred revenue (invoices exceed revenue earned).

Contract Costs

Subsequent to June 30, 2020, we expect to make cash payments aggregating $345,000 for sublicense fees which we are obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the EverInsight Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the EverInsight Agreement. These sublicense fees and consulting payments were incurred solely as a result of obtaining the EverInsight Agreement, and will, accordingly, be capitalized as contract acquisition costs. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the arrangement and will be included in general and administrative expenses. At June 30, 2020, the $125,000 fair value of the common stock issued has been recorded as a prepaid asset. In subsequent periods, the aggregate costs of $470,000 incurred to obtain the EverInsight Agreement will be capitalized as contract acquisition costs and amortized as indicated. In the quarter ended June 30, 2020, no amounts were amortized to expense, as services have not yet commenced under the arrangement.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and non-clinical development of PH94B, PH10, AV-101, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to contract research and development organizations, clinical sites, investigators and other professional service providers. We analyze the progress of clinical trials, including levels of subject enrollment, invoices received and contracted costs, when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses, as was the case with our acquisition of the exclusive worldwide licenses for PH94B and PH10 from Pherin during our fiscal year ended March 31, 2019.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees nor do we have any awards with market or performance conditions. Non-cash expense attributable to compensatory grants of shares of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or amortized ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2020.

	Three Months Ended June 30,
	2020	2019

Research and development expense	$226,600	$390,600
General and administrative expense	448,000	672,400
Total stock-based compensation expense	$674,600	$1,063,000

Expense amounts reported above include $2,500 and $1,500 in research and development expense and general and administrative expense, respectively, attributable to our 2019 Employee Stock Purchase Plan for the quarter ended June 30, 2020.

During the quarter ended June 30, 2020, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 1,945,000 shares of our common stock at exercise prices at or above the closing market price of our common stock on the date of grant to the independent members of our Board, our officers and employees and certain consultants. The options vested 25% upon grant with the remaining shares vesting ratably over two years for independent directors, officers and employees, and over one or two years for consultants. We valued the options granted during the quarter ended June 30, 2020 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$0.41	$0.40 to 0.54
Exercise price per share	$0.41	$0.40 to 0.55
Risk-free interest rate	0.39%	0.35% to 0.44%
Expected term in years	5.36	5.20 to 5.94
Volatility	84.10%	82.93% to 85.85%
Dividend rate	0.0%	0.0%
Shares	1,945,000

Fair Value per share	$0.28

At June 30, 2020, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 11,948,088 shares of our common stock at a weighted average exercise price of $1.21 per share. At that date, there were also 4,785,162 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

Our accounting for financing leases, previously referred to as “capital leases” under earlier guidance, remained substantially unchanged with our adoption of ASC 842. Financing leases are included in property and equipment, net and as current and non-current financing lease liabilities in our condensed consolidated balance sheets. Refer to Note 10, Commitments and Contingencies, for additional information regarding ASC 842 and its impact on our condensed consolidated financial statements.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At June 30,	At March 31,
	2020	2020

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	11,948,088	10,003,088
Outstanding warrants to purchase common stock	26,589,834	26,555,281
Total	42,766,174	40,786,621
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes shares of unegistered common stock issuable in payment of dividends on Series B Preferred upon conversion
(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at June 30, 2020 or March 31, 2020.

Recent Accounting Pronouncements

Other than as described in our Form 10-K for our fiscal year ended March 31, 2020, we do not expect that accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date will have a material impact on our consolidated financial statements upon adoption.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at June 30, 2020 and March 31, 2020:

	June 30,	March 31,
	2020	2020

Clinical and nonclinical materials and contract services	$115,200	$115,200
Fair value of securities issued for professional services	125,000	-
Insurance	391,200	107,200
All other	1,600	2,700
	$633,000	$225,100

Note 5. Property and Equipment

Property and equipment is composed of the following at June 30, 2020 and March 31, 2020:

	June 30,	March 31,
	2020	2020

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	54,600	54,600
Office furniture and equipment	84,600	84,600
	1,246,100	1,246,100
Accumulated depreciation and amortization	(1,061,900)	(1,036,500)
Property and equipment, net	$184,200	$209,600

Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at June 30, 2020 and March 31, 2020 are as follows:

	June 30,	March 31,
	2020	2020

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(10,100)	(9,400)
Net book value of ofice equipment subject to
financing lease	$4,600	$5,300

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at June 30, 2020 and March 31, 2020:

	June 30,	March 31,
	2020	2020
Accrued expenses for clinical and nonclinical
materials, development and contract services	$397,100	$462,300
Accrued professional services	194,600	76,500
All other	16,100	22,700
	$607,800	$561,500

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at June 30, 2020 and March 31, 2020:

	June 30, 2020			March 31, 2020
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.30% and 6.30% Notes payable
to insurance premium financing company (current)	$328,800	$-	$328,800	$56,500	$-	$56,500

1% Note payable under Paycheck Protection Program	224,400	400	224,800	-	-	-
less: current portion	(99,700)	(400)	(100,100)	-	-	-

Non-current portion	$124,700	$-	$124,700	$-	$-	$-

Total current notes payable	$428,500	$400	$428,900	$56,500	$-	$56,500

In May 2020, we executed a 6.30% promissory note in the principal amount of $322,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $33,200, including principal and interest, through March 2021, and had an outstanding principal balance of $290,800 at June 30, 2020. In February 2020, we executed a 7.30% promissory note in the principal amount of $62,600 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,500 including principal and interest, through December 2020 and had an outstanding principal balance of $38,000 at June 30, 2020.

In April 2020, we entered into a note payable agreement (the PPP Loan Agreement) with Silicon Valley Bank as lender (the Lender), pursuant to which we received net proceeds of $224,400 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). The PPP Loan matures on April 22, 2022. Under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest are deferred until at least October 22, 2020, after which time we will be required to make monthly principal payments of approximately $12,500 until maturity, unless the loan is forgiven prior to maturity. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including subsequent guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. While we currently believe that the use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP, there can be no assurance that we will obtain full or partial forgiveness of the loan.

Note 8.  Capital Stock

Common Stock Purchase Agreement with Lincoln Park Capital Fund

On March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (LPC) pursuant to which LPC committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to LPC under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to LPC under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, is a component of deferred offering costs attributable to this offering, which costs are amortized ratably to additional paid-in capital as we sell shares of our common stock to LPC under the LPC Agreement. Subsequent to the Commencement Date and through June 30, 2020, we sold an additional 6,201,995 registered shares of our common stock to LPC and received aggregate gross cash proceeds of $2,840,200. At June 30, 2020, there were approximately 2.1 million registered shares of our common stock remaining available for sale under the LPC Agreement.

On any business day during the term of the LPC Agreement, we have the right, in our sole discretion, to direct LPC to purchase up to 100,000 shares on such business day (the “Regular Purchase”) (subject to adjustment under certain circumstances as provided in the LPC Agreement). The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the LPC Agreement. In each case, LPC’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition to Regular Purchases, provided that we present LPC with a purchase notice for the full amount allowed for a Regular Purchase, we may also direct LPC to make accelerated purchases and additional accelerated purchases as described in the LPC Agreement. Although LPC has no right to require us to sell any shares of our common stock to LPC, LPC is obligated to make purchases as we direct, subject to certain conditions. In all instances, we may not sell shares of our common stock to LPC under the LPC Agreement if such sales would result in LPC beneficially owning more than 9.99% of our common stock. There are no upper limits on the price per share that LPC must pay for shares of our common stock.  See Note 12, Subsequent Events, for disclosure regarding sales of our common stock under the LPC Agreement after June 30, 2020.

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

Registration Statement for shares underlying warrants issued in Private Placements

On May 1, 2020, we filed a registration statement on Form S-3 (Registration No. 333-237968) to register approximately 12.1 million shares of common stock underlying outstanding warrants that we had issued in earlier private placement offerings, including the Spring 2020 Private Placement, as well as common stock underlying warrants that had been previously issued to various consultants as full or partial compensation for their services. Included in the registration statement were shares of our common stock underlying approximately 5.8 million outstanding warrants to purchase shares of our common stock that had been modified in December 2019 to temporarily reduce, for a period of two years or, if sooner, until the expiration of the warrant, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at that time (the Winter 2019 Warrant Modification). We also registered approximately 0.8 million shares of unregistered outstanding common stock held by former holders of warrants who had exercised such warrants subsequent to the Winter 2019 Warrant Modification. Further, we registered the 125,000 shares of common stock issued in the Spring 2020 Private Placement. The SEC declared the registration statement effective on May 13, 2020 (the Warrant Registration Statement). As a result of the effectiveness of this registration statement, the shares of common stock underlying essentially all of our outstanding warrants have been registered.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of June 30, 2020 subsequent to the issuance in the Spring 2020 Private Placement described above. The weighted average exercise price of outstanding and exercisable warrants at June 30, 2020 is $1.64 per share and $1.80 per share, respectively.

		Warrants	Warrants
Exercise		Outstanding at	Exercisable at
Price	Expiration	June 30,	June 30,
per Share	Date	2020	2020

$0.50	3/25/2021 to 4/30/2024	8,151,312	8,026,312
$0.73	7/25/2025	3,870,077	-
$0.805	12/31/2022	80,431	80,431
$1.50	12/13/2022	9,596,200	9,596,200
$1.82	3/7/2023	1,388,931	1,388,931
$3.51	12/31/2021	50,000	50,000
$5.30	5/16/2021	2,705,883	2,705,883
$7.00	9/2/2020 to 3/3/2023	747,000	747,000

		26,589,834	22,594,757

At June 30, 2020, with the effectiveness of the Warrant Registration Statement in May 2020, the shares of common stock underlying essentially all of the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. The warrants exercisable at $0.73 per share become exercisable on July 25, 2020. Additionally, no outstanding warrant is subject to any down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Contract Research and Development Agreement with Cato Research Ltd.

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), was the parent of Cato Research Ltd. (CRL), now known as Cato Research LLC. CRL is a contract research, development and regulatory services organization (CRO) that we have in the past, and continue to engage for a wide range of material aspects related to the nonclinical and clinical development, manufacturing and regulatory affairs associated with our efforts to develop and commercialize PH94B, PH10, AV-101. In October 2018, CHC completed the sale of CRL to an independent third party. As a result of this transaction, CHC and/or CBV is no longer affiliated with or has any control over CRL. Prior to the sale of CRL, CBV held shares of our common stock and at June 30 2020, CBV held approximately 1.7% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA, we incurred expenses of $124,800 and $1,405,100 during the quarters ended June 30, 2020 and 2019, respectively. At June 30, 2020 and March 31, 2020, we had recorded accounts payable and accrued expenses related to CRL aggregating $422,800 and $578,800, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to PH94B, PH10, AV-101 and other potential product candidates will remain significant in future periods.

License and Option Agreements with Pherin Pharmaceuticals, Inc.

During our fiscal year ended March 31, 2019, we issued an aggregate of 2,556,361 shares of our unregistered common stock having an issue-date fair market value of $4,250,000 to Pherin to acquire exclusive worldwide licenses to develop and commercialize PH94B and PH10. We recorded the acquisition of the licenses as research and development expense during our fiscal year ended March 31, 2019. During the quarters ended June 30, 2020 and 2019, we recorded $10,000 and $30,000, respectively, as research and development expense for monthly support payments to Pherin under the terms of the PH94B and PH10 license agreements. Our liability for such monthly support payments terminated in April 2020 under the terms of the PH10 license agreement. We recorded no amounts payable to Pherin at June 30, 2020 or March 31, 2020. At June 30,2020, Pherin held approximately 2.4% of our outstanding common stock.

Consulting Agreement

During the quarters ended June 30, 2020 and 2019, we engaged a consulting firm headed by one of the independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $15,000 and $27,700 for the quarters ended June 30, 2020 and 2019, respectively. We recorded accounts payable and accrued expenses of $15,000 at June 30, 2020 and no amounts payable at March 31, 2020 related to these projects and services.

Note 10. Commitments and Contingencies

Operating Leases

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Consistent with the guidance in Accounting Standards Codification Topic 842, Leases (ASC 842), beginning April 1, 2019, we recorded this lease in our Condensed Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease is reasonably probable. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at June 30, 2020 and March 31, 2020:

	As of June 30, 2020	As of March 31, 2020
Assets
Right of use asset – operating lease	$3,492,100	$3,579,600

Liabilities
Current operating lease obligation	$325,700	$313,400
Non-current operating lease obligation	3,631,100	3,715,600
Total operating lease liability	$3,956,800	$4,029,000

The following table summarizes the effect of operating lease costs in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2020	June 30, 2019
Operating lease cost	$212,800	$208,800

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2021 (remaining nine months)	$488,000
2022	668,400
2023	726,000
2024	766,000
2025	789,000
Thereafter	1,931,400
Total lease expense	5,368,800
Less imputed interest	(1,412,000)
Present value of operating lease liabilities	$3,956,800

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of June 30, 2020
Assumed remaining lease term in years	7.08
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$197,500	$188,200

During the three months ended June 30, 2020, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 and $3,400 for the three months ended June 30, 2020 and 2019, respectively, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight

On June 24, 2020, we entered into a license and collaboration agreement (the EverInsight Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands (EverInsight), pursuant to which we granted EverInsight an exclusive license to develop and commercialize PH94B, our neurosteroid drug candidate for multiple anxiety-related disorders, in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the rest of the world.

Under the terms of the EverInsight Agreement, EverInsight is be responsible for all costs related to developing, obtaining regulatory approval of, and commercializing PH94B for treatment of SAD, and potentially other anxiety-related indications, in the Territory. A joint development committee has been established between us and EverInsight to coordinate and review the development and commercialization plans with respect to PH94B in the Territory.

We are responsible to pursue clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. EverInsight has the option to participate in the global Phase 3 clinical trials of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to EverInsight a Right of Reference to all of our regulatory documentation and our development data.

Under the terms of the EverInsight Agreement, EverInsight agreed to pay us a non-refundable upfront license payment of $5.0 million within 30 business days of the effective date of the agreement. Refer to Note 12, Subsequent Events, for disclosure regarding receipt of this payment in August 2020. Additionally, upon successful development and commercializatipn of PH94B in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

We have determined that we have one combined performance obligation for the license to develop and commercialize PH94B in the Territory and related development and regulatory services. In addition, EverInsight has an option that will create manufacturing obligations for us during development upon exercise by EverInsight. These option for manufacturing services was evaluated and determined not to include a material right.

Development and commercialization milestones were not considered probable at inception and are therefore were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. As of June 30, 2020, no revenue related to this agreement has been recognized. As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $5.0 million and will be recognized as revenue as the services are completed, which is expected to occur over approximately the next four years beginning in the quarter ending September 30, 2020.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the License Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Registered Public Offering of Common Stock

On August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) with Maxim Group, LLC as representative of the underwriters named therein (the Underwriter), pursuant to which we sold to the Underwriter, in an underwritten public offering (the Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The Public Offering closed on August 5, 2020 at which time we sold the Shares to the Underwriter. Under the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the Underwriter elected to exercise the Over-Allotment Option with respect to an aggregate of 2,243,250 Option Shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020 and received additional gross proceeds of $1,794,600. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $12.9 million from the sale of the Shares and the Exercised Option Shares.

Receipt of $5,000,000 Upfront License Payment from EverInsight

On August 3, 2020, we received the $5,000,000 non-dilutive upfront license fee payment from EverInsight, which resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin pursuant to our PH94B license from Pherin, and payment for consulting services related to the EverInsight Agreement.

Exercise of Warrants

During July 2020, holders of warrants to purchase an aggregate of 228,000 shares of our common stock exercised such warrants, and we received aggregate cash proceeds of $114,000. We issued 228,000 registered shares of our common stock upon these exercises pursuant to the effectiveness of the Warrant Registration Statement.

Sales of Common Stock under the LPC Agreement

During July 2020, we sold an additional 100,000 registered shares of our common stock to LPC under the terms of the LPC Agreement and received cash proceeds of $51,000.

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

Business Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a biopharmaceutical company committed to developing differentiated new generation medications for anxiety, depression and other central nervous system (CNS) disorders. Our pipeline includes three clinical-stage CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where we believe current treatments are inadequate to meet the needs of millions of patients and their caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B neuroactive nasal spray is a rapid-onset synthetic neurosteroid with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram-level doses without systemic exposure, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation acute treatment of anxiety in adults with social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD may also feel symptoms of fear and anxiety in performance situations, such as giving a lecture, a speech or a presentation to classmates at school or colleagues at work, as well as playing in a sports game, or dancing or playing a musical instrument on stage.  A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear and anxiety that people with SAD have in social and performance situations is so strong that they feel they are beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass or humiliate them.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants (ADs), are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved ADs have slow onset of therapeutic effect (often taking many weeks to months), require chronic administration and often cause significant side effects beginning soon after administration. Slow onset of effect, chronic administration and significant side effects may make the FDA-approved ADs inadequate or inappropriate treatment alternatives for many individuals affected by SAD episodically. Our PH94B is fundamentally different from all current anti-anxiety drugs, including all ADs approved by the FDA for treatment of SAD.

Intranasal self-administration of a microgram level dose (3.2 mcg) of PH94B engages specific nasal chemosensory neurons (NCNs). NCNs activate olfactory bulb neurons (OBNs) on the base of the brain. OBNs send neural connections to neurons in the central limbic amygdala, the brain center where fear and anxiety are regulated. Neurons in the limbic amygdala modulate inhibitory/excitatory neurotransmitters, resulting in rapid-onset anti-anxiety effects, without requiring systemic uptake and distribution to produce such rapid-onset effects. In all clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), detectable systemic exposure, sedation or other side effects and safety concerns that may be caused by the current ADs approved by the FDA for treatment of SAD, as well as by benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but which are be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was highly significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-simulated challenges of SAD patients within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in clinical trials to date, we are preparing for Phase 3 clinical development of PH94B for acute treatment of anxiety in adults with SAD. Our goal is to develop and commercialize PH94B as the first FDA-approved, rapid-onset, acute treatment of anxiety in adults with SAD, for acute use on demand much like a rescue inhaler is used on demand before an asthma attack or a migraine drug is used before a migraine episode. We believe additional potential anxiety-related neuropsychiatric indications for PH94B include general anxiety disorder, postpartum anxiety, perioperative and pre-testing (e.g., pre-MRI) anxiety, panic disorder, post-traumatic stress disorder and specific social phobias. The FDA has granted Fast Track designation for development of PH94B for acute treatment of anxiety in adults with SAD, which we believe is the FDA’s first such designation for a drug candidate for SAD.

In addition to development of PH94B as a potential treatment for SAD, we are currently planning for exploratory open-label Phase 2A clinical development of PH94B for acute treatment of adjustment disorder with anxiety (AjDA), an emotional or behavioral reaction considered excessive or out of proportion to a stressful event or major life change, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. Given the diverse impact of the COVID-19 pandemic, including, among other things, fear and axiety about health and safety, economic loss, unemployment, social isolation, disruption of established education and work practices, we submitted our preliminary protocol for the study to the FDA through the FDA’s Coronavirus Treatment Acceleration Program (CTAP). As a result of that submission, we are currently in discussions wih the FDA’s Division of Psychiatric Products to determine the appropriate next steps for the study, including the study protocol. We are planning to conduct the proposed Phase 2A study in New York City and enroll approximately 25 to 30 subjects suffering from AjDA-provoking stressors, including, but not limited to, stressors related to the diverse impact of the COVID-19 pandemic and recent social unrest in the U.S.

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 neuroactive nasal spray is an odorless, fast-acting synthetic neurosteroid drug candidate with therapeutic potential in a wide range of neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram-level doses without systemic exposure, we are initially developing PH94B as a potential rapid-onset, treatment of major depressive disorder (MDD).

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

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current ADs. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations) or safety concerns that maybe be caused by ketamine-based therapy (KBT), including intravenous ketamine or esketamine nasal spray, or the significant side effects of current ADs. In an exploratory 30-patient Phase 2A clinical trial, PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by KBT. Based on positive results from this exploratory Phase 2A study, we are preparing for Phase 2B clinical development of PH10 in MDD, which preparation includes two additional preclinical toxicology studies required by the FDA to support our new Investigational New Drug (IND) application for proposed Phase 2B clinical development of PH10 in the U.S. With its exceptional safety profile during clinical development to date, we believe PH10, has potential for multiple applications in global depression markets, including first as a stand-alone therapy for MDD, and eventually also an add-on therapy to augment current FDA-approved ADs for patients with MDD who have an inadequate response to standard ADs, and to prevent relapse following successful treatment with KBT.

AV-101, an Oral NMDA Receptor Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date, AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine and KBT. With its exceptionally few side effects and excellent safety profile in all studies to date, AV-101 has potential to be a new, differentiated oral treatment for multiple large-market CNS indications where we believe current treatments are inadequate to meet high unmet patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

In late-2019, we completed a Phase 2 clinical trial of AV-101 as a potential adjunctive treatment, together with a standard FDA-approved oral AD (either a selective serotonin reuptake inhibitor (SSRI) or a serotonin norepinephrine reuptake inhibitor (SNRI)), in MDD patients who had an inadequate response to a stable dose of a standard AD (the Elevate Study). Topline results of the Elevate Study (n=199) indicated that the AV-101 treatment arm (1440 mg) did not differentiate from placebo on the primary endpoint (change in the Montgomery-Åsberg Depression Rating Scale (MADRS-10) total score compared to baseline), potentially due to sub-therapeutic levels of 7-Cl-KYNA in the brain. As in prior clinical studies, AV-101 was well tolerated, with no psychotomimetic side effects or drug-related serious adverse events.

Recent discoveries from successful AV-101 preclinical studies suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid, a safe and well-known oral anion transport inhibitor approved by the FDA for treatment of gout. These surprising effects were first revealed as to AV-101 and 7-Cl-KYNA in our recent preclinical studies, although the effects are consistent with well-documented clinical studies of probenecid increasing the therapeutic benefits of several classes of FDA-approved drugs that are unrelated to AV-101 and 7-Cl-KYNA, including certain antibacterial, anticancer and antiviral drugs. When probenecid was administered adjunctively with AV-101 in an animal model, substantially increased brain concentrations of both AV-101 and of 7-Cl-KYNA were discovered. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

In addition, a Phase 1B target engagement study completed after the Elevate Study by the Baylor College of Medicine (Baylor) with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). The findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition. Findings from the Baylor Study were presented at the 58th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in Orlando, Florida in December 2019.

The successful Baylor Study and the recent discoveries in our preclinical studies involving AV-101 and adjunctive probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients with an inadequate response to standard ADs when AV-101 and probenecid are combined. During 2020, we plan to complete preclinical assessment of of AV-101 with adjunctive probenecid and evaluate its potential for future clinical development and commercialization for treatment of CNS indications involving abnormal function of the NMDAR.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, we have stem cell technology-based, pipeline-enabling capabilities through our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem). VistaStem is focused on applying human pluripotent stem cell (hPSC) technologies, including our customized cardiac bioassay system, CardioSafe 3D, to discover and develop small molecule New Chemical Entities (NCEs) for our CNS pipeline or out-licensing. In addition, VistaStem’s stem cell technologies involving hPSC-derived blood, cartilage, heart and liver cells have multiple potential applications in the cell therapy (CT) and regenerative medicine (RM) fields.

To advance potential CT and RM applications of VistaStem’s hPSC technologies related to heart cells, in 2016, we licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds rights to develop and commercialize VistaStem’s hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement).  In a manner similar to the Bayer Agreement, we may pursue additional collaborations involving rights to develop and commercialize VistaStem’s hPSC technologies for production of blood, cartilage, and/or liver cells for CT and RM applications, including, among other indications, treatment of arthritis, cancer and liver disease.

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 29, 2020, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. In addition, since acquiring our exclusive worldwide licenses to PH 94B and PH10 in 2018, we have devoted substantial resources focused on development and commercialization of PH94B and PH10, for which we are actively pursuing initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of June 30, 2020, we had an accumulated deficit of approximately $205.0 million. Our net loss for the three months ended June 30, 2020 and 2019 was approximately $3.1 million and $6.2 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further development of PH94B, PH10 and AV-101, and pursue potential drug rescue, drug development and CT and RM opportunities.

Summary of the Three Months Ended June 30, 2020

During the three months ended June 30, 2020, we continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary to develop and commercialize our Phase 3 clinical development of PH94B for acute treatment of anxiety in adults with SAD and acute treatment of, PH10 for MDD and AV-101 for NMDAR-focused indications. In addition, we continued to expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our product candidates in the U.S. and foreign markets, and on a limited basis, advance drug rescue applications of our stem cell technology to further expand our CNS pipeline.

Throughout the quarter ended June 30, 2020 and through the date of this Report, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Our operations and those of our contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs) have been impacted by shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. Our headquarters operations have been significantly curtailed as our employees have been working remotely throughout this period. Since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and our operations.

During the quarter ended June 30, 2020, we completed a successful and positive meeting with the FDA regarding Phase 3 clinical development of PH94B for the acute treatment of anxiety in adult patients with SAD, reaching consensus with the FDA on key aspects of a unique initial pivotal Phase 3 clinical trial of PH94B involving a single-event, laboratory-simulated public speaking challenge in adult patients with SAD. We agreed with the FDA that our initial pivotal Phase 3 study of PH94B will be a randomized, double-blind, placebo-controlled, parallel comparison study conducted at approximately 12 to 15 sites in North America. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is expected to be the Principal Investigator of the study. Target enrollment for the study (completed patients) is approximately 182 adult patients with SAD. As in the highly statistically significant (p=0.002) Phase 2 study of PH94B in SAD, our initial pivotal Phase 3 study will involve a single laboratory-simulated, anxiety-provoking public speaking challenge. Also, as in the Phase 2 study, the Subjective Units of Distress Scale (SUDS) will be used to assess the primary efficacy endpoint of our Phase 3 study.

In June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B with EverInsight Therapeutics Inc., a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia (the EverInsight Agreement). Under the terms of the EverInsight Agreement, EverInsight will be responsible for clinical development, regulatory submissions and commercialization of PH94B for treatment of SAD, and potentially other anxiety-related indications, in key markets in Asia, including markets in Greater China, South Korea and Southeast Asia (collectively, the Territory). Under the terms of the EverInsight greement, in August 2020, we received a non-dilutive upfront license fee payment of $5.0 million from EverInsight. Upon successful development and commercialization of PH94B in the Territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments. After payment of sublicense fees to Pherin pursuant to our PH94B license from Pherin, and payment of consulting fees related to consummation of the EverInsight Agreement, we received net cash proceeds of approximately $4.655 million.

To satisfy our obligations under the common stock purchase and registration rights agreements that we entered with Lincoln Park Capital Fund (LPC) in March 2020, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). Subsequent to the Commencement Date and through June 30, 2020, we sold an additional 6,201,995 registered shares of our common stock to LPC and received aggregate cash proceeds to us of $2,840,200. Since June 30, 2020 and through the date of this Report, we have sold an additional 100,000 shares of our common stock to LPC and received $51,000 in cash proceeds.

Subsequent to the end of the quarter, on August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) with Maxim Group, LLC as representative of the underwriters named therein (the Underwriter), pursuant to which we sold to the Underwriter, in an underwritten public offering (the Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The Public Offering closed on August 5, 2020, at which time we sold the Shares to the Underwriter. Under the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the Underwriter exercised the Over-Allotment Option with respect to an aggregate of 2,243,250 Option Shares. The sale of the exercised Option Shares was completed on August 7, 2020 and resulted in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, is approximately $12.9 million.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019 (amounts in thousands).

	Three Months Ended June 30,
	2020	2019

Operating expenses:
Research and development	$1,731	$4,314
General and administrative	1,391	1,910
Total operating expenses	3,122	6,224

Loss from operations	(3,122)	(6,224)

Interest income (expense), net	(3)	16
Other income	1	-

Loss before income taxes	(3,124)	(6,208)
Income taxes	(3)	(2)

Net loss	(3,127)	(6,210)
Accrued dividends on Series B Preferred Stock	(336)	(302)
Net loss attributable to common stockholders	$(3,463)	$(6,512)

Revenue

We reported no revenue for either quarter ended June 30, 2020 or 2019. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020 we entered into the EverInsight Agreement, pursuant to which we received an non-dilutive upfront license fee payment of $5.0 million on August 3, 2020. We expect to recognize revenue pursuant to this payment in future periods beginning with the quarter ending September 30, 2020. While we may potentially receive additional cash payments and royalties in the future under the EverInsight Agreement or the 2016 Bayer Agreement (also described in Note 11, Sublicensing and Collaborative Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report) in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the EverInsight Agreement or the Bayer Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development expense decreased from $4.3 million to $1.7 million for the quarters ended June 30, 2020 and 2019, respectively, primarily due to the completion of the Elevate Study in the fourth calendar quarter of 2019. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased by $2.5 million in the quarter ended June 30, 2020 compared to expense in the quarter ended June 30, 2019. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $249,000 and $416,000 in the quarters ended June 30, 2020 and 2019, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2020	2019

Salaries and benefits	$348	$340
Stock-based compensation	227	391
Consulting and other professional services	93	136
Technology licenses and royalties	108	167
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	165	2,666
PH94B and PH10 project expenses	635	424
Stem cell and all other	5	42
	805	3,132
Rent	138	136
Depreciation	12	12

Total Research and Development Expense	$1,731	$4,314

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), or members of our scientific staff between the periods. The change reflects the return from leave of absence of one member of our scientific staff during the quarter ended June 30, 2019 and modest increases in the cost of Company-provided benefits beginning in mid-2019.

Stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our scientific staff and certain clinical and scientific consultants since June 2016, all earlier outstanding grants having become fully vested and amortized. Grants awarded after June 30, 2019, including those granted during the quarter ended June 30, 2020, account for approximately $101,000 of expense in the quarter ended June 30, 2020, offset by the expense reduction of approximately $199,000 attributable to certain options granted between June 2016 and February 2018 that became fully vested and amortized during the quarter ended June 30, 2020 or earlier. Stock compensation expense is further reduced in the quarter ended June 30, 2020 by approximately $58,000 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in the quarter ended June 30, 2020, being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives.

Technology license and royalties expense reflects both recurring annual license fees, as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

AV-101 project expense for the quarter ended June 30, 2019 reflects the costs of conducting the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and CRO support services for AV-101 projects for indications other than MDD, as well as expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for the quarter ended June 30, 2020 primarily reflects the cost of certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies.

PH94B and PH10 project expenses for the quarters ended June 30, 2020 and 2019 primarily reflect manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for acute treatment of anxiety in patients with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of API and drug product are currently the critical path items for advancing the clinical development of both of these product candidates and production and analytical processes for both have been delayed by issues related to the ongoing COVID-19 pandemic.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses have been reduced to an insignificant level in the quarter ended June 30, 2020.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to projected market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to changes in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative expense decreased to approximately $1.4 million from approximately $1.9 million for the quarters ended June 30, 2020 and 2019, respectively. Noncash general and administrative expense, $466,000 in the quarter ended June 30, 2020, decreased from $772,000 in the quarter ended June 30, 2019 primarily due to decreases in stock-based compensation and the noncash components of investor and public relations expense attributable to the amortization of the fair value of common stock or warrants granted to service providers. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2020	2019

Salaries and benefits	$348	$344
Stock-based compensation	448	672
Board fees	46	46
Legal, accounting and other professional fees	195	279
Investor and public relations	112	304
Insurance	102	82
Travel expenses	4	30
Rent and utilities	90	90
All other expenses	46	63
	$1,391	$1,910

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff and modest increases in the cost of Coimpany-provided benefits beginning in mid-2019.

Stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized. Grants awarded after June 30, 2019, including those granted during the quarter ended June 30, 2020, account for approximately $229,000 of expense in the quarter ended June 30, 2020, offset by the expense reduction of approximately $333,000 attributable to certain options granted between June 2016 and February 2018 that became fully vested and amortized during the quarter ended June 30, 2020 or earlier. Stock compensation expense is further reduced in the quarter ended June 30, 2020 by approximately $98,000 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in the quarter ended June 30, 2020, being immediately vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees represents fees paid as consideration for Board and Board Committee services to the independent members of our Board.

Legal, accounting and other professional fees for the quarters ended June 30, 2020 and 2019 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of our prior year financial statments. In 2019, we also incurred $30,000 attributable to services provided by an international business development consultant.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in 2019, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During the quarter ended June 30, 2020, we curtailed the number of external service providers engaged in these activities compared to the prior year. Further, in the quarter ended June 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $79,400 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. No such noncash expense ws incurred in the quarter ended June 30, 2020.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In the quarter ended June 30, 2019, travel expense reflects costs associated with in-person management presentations and meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our Elevate Study. As a result of shelter-in-place and travel restrictions associated with the ongoing COVID-19 pandemic, such meetings have occurred remotely and there has generally been no in-person business travel by our executives.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to projected market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to changes in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Interest and Other Expenses

Interest expense totaled $3,200 for the quarter ended June 30, 2020 compared to interest income, net of interest expense of $16,500 for the quarter ended June 30, 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2020	2019

Interest income	$-	$19
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan	(3)	(3)
Interest income (expense), net	$(3)	$16

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of the proceeds in interest-bearing cash equivalent accounts and earned interest income. As a result of the decline in market interest rates in 2020 compared to 2019 and a reduction in the amount of cash deposited in such accounts, we earned no interest in the quarter ended June 30, 2020. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in 2020, interest accrued on our Payroll Protection Program loan.

We recognized $335,800 and $302,500 for the quarters ended June 30, 2020 and 2019, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $86.1 million, as well as from an aggregate of approximately $17.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

At June 30, 2020, we had cash and cash equivalents of approximately $1.5 million. As more completely described in Note 8, Capital Stock and Note 12, Subsequent Events, to our Condensed Consolidated Financial Statements in Part I of this Report, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with LPC pursuant to which LPC committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the LPC Agreement, we filed the LPC Registration Statement with the SEC on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement and through the date of this Report, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, and in Note 12, Subsequent Events, to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B with EverInsight Therapeutics Inc., a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia (the EverInsight Agreement). Under the terms of the EverInsight Agreement, EverInsight agreed to make a non-dilutive upfront license fee payment of $5.0 million to us, and we are eligible to receive up to $172 million of additional milestone payments upon successful achievement of specific development and commercial milestones in the future, in addition to royalties. We received net cash proceeds of approximately $4.655 million in August 2020, after a required sublicense payment to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin and consulting payments related to consummation of the EverInsight Agreement.

As described more completely in Note 12, Subsequent Events, to our Condensed Consolidated Financial Statements in Part I of this Report, on August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we sold to the Underwriter, in an underwritten public offering (the Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The Public Offering closed on August 5, 2020. Under the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the Underwriter exercised the Over-Allotment Option with respect to an aggregate of 2,243,250 Option Shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020, which resulted in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the Exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, is approximately $12.9 million.

Going Concern

Although the transactions described above have generated approximately $20.0 million in net cash procceds to us between April 1, 2020 and the date of this Report, we believe it is possible that our cash position at June 30, 2020, together with such net proceeds, will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate additional financing, we plan to prepare for and launch (i) a pivotal Phase 3 clinical trial of PH94B for acute treatment of anxiety in adult patients with SAD, (ii) a small exploratory open-label Phase 2A study of PH94B for acute treatment of adult patients with AjDA and (iii) several nonclinical studies involving PH94B, PH10 and AV-101. When necessary and advantageous, we plan to raise additional capital, through the sale of our equity securities in one or more (i) private placements to accredited investors, (ii) public offerings and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the Everinsight Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidates. We may also seek additional government grant awards or agreements similar to our relationships with the NIH, Baylor and the VA in connection with certain government-sponsored studies. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the EverInsight Agreement and the Bayer Agreement (described more completely in Note 11, Sublicensing and Collaboration Agreements to our Condensed Consolidated Financial Statements in Part I of this Report) with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, the scope and nature of opportunities related to our success and the success of certain other companies in clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract research and development, investor and public relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the EverInsight Agreement and the Bayer Agreement will generate additional revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2020 or thereafter, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, these Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(2,807)	$(4,761)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	2,998	(42)

Net increase (decrease) in cash and cash equivalents	191	(4,803)
Cash and cash equivalents at beginning of period	1,355	13,100

Cash and cash equivalents at end of period	$1,546	$8,297

The decrease in cash used in operations results primarily from the completion of the Elevate Study, which commenced at the end of the first calendar quarter of 2018 and was completed during the fourth calendar quarter of 2019, partially offset by nonclinical development and manufacturing advancements related to PH94B and PH10 during our current fiscal year. We used no cash for investing activities in either year presented. Cash provided by financing activities in the quarter ended June 30, 2020 primarily reflects the cash proceeds to us from sales of our common stock pursuant to the LPC Agreement and from the Spring 2020 Private Placement, net of routine insurance premium financing note and financing lease payments. Cash used in financing activities in the three months ended June 30, 2019 primarily reflects routine insurance premium financing note and financing lease payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For information relating to recent accounting pronouncements and the expected impact of such pronouncements on our condensed consolidated financial statements, see Note 3 of the Notes to Condensed Consolidated Financial Statements included In Part I of this Report.

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

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Management does not believe that these weaknesses have resulted in any deficient financial reporting and believes that current resources would be more appropriately applied elsewhere and when resources permit, they will alleviate such material weaknesses through various steps, which may include the addition of qualified financial personnel and/or the acquisition and implementation of alternative accounting software. Accordingly, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this Report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (Report) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended March 31, 2020 before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

The COVID-19 pandemic has, and continues to have an impact on our business, and may have several adverse effects on our business.

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

As the coronavirus pandemic continues to rapidly evolve, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The continued outbreak of COVID-19, or another infectious disease with similar characteristics, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The global COVID-19 pandemic has had an impact on our business, and a continuing outbreak or future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●
Delayed product development: We have, and may continue to face delays and other disruptions to our ongoing clinical development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the U.S. and elsewhere, which may impact review and approval timelines for our product candidates in various stages of development.  Although we remain focused on advancing our clinical development programs for our current product candidates, our research and development efforts may be impacted if our employees, our contract research organizations (CROs) or our third-party contract development and manufacturing organizations (CDMOs) have reductions in force or are advised to continue to work remotely as part of social distancing measures or other protective measures necessitated by the COVID-19 pandemic.

●
Negative impacts on our suppliers, manufacturers and employees: COVID-19 or similar infectious diseases has impacted and may in the future impact the health of our employees, contractors, suppliers, CROs or CDMOs, or reduce the availability of our workforce or the workforce of one or more of the companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical ingredient (API or drug substance) and formulated drug product required to advance development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events in the future, which may result in a significant, material delay of or disruption to our clinical development programs, and our operations. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

The ongoing COVID-19 pandemic has also created significant disruption to and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, capital market conditions and general economic environment. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CDMOs and other contractors. Continued outbreaks of COVID-19 or a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of one or more of our current drug candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current CNS drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current CNS drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any new chemical entity (NCE) we may produce through drug rescue activities will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval. With respect to our current product candidates, if one or more of the future Phase 3 clinical trials of PH94B for acute treatment of anxiety in adults with SAD, any future clinical study of AV-101 or a future Phase 2 clinical trial of PH10 for MDD fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

For example, the results of planned clinical trials have been affected by supply chain disruptions experienced by certain of our CDMOs as a result of the ongoing COVID-19 pandemic. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates.

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

We will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as acute treatment of anxiety in adults with SAD or any other CNS indication. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other CNS indication. For AV-101, for treatment of any CNS indication, we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. CROs and other outside parties may:

●	experience disruptions to their operations, such as reduced staffing and supply chain disruptions, as a result of the ongoing COVID-19 pandemic;

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

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

We rely completely on third-parties to manufacture, formulate, analyze, hold and distribute supplies of our product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our product candidates in the future.

By strategic design, we do not currently have, nor do we plan to acquire or develop, extensive internal infrastructure or technical capabilities to manufacture, formulate, analyze, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CDMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CDMOs to manufacture PH94B, PH10 and AV-101 API and formulate PH94B, PH10 and AV-101 final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process or the supply or quality of materials used in the manufacturing, analysis and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CDMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CDMOs cannot secure adequate supplies of suitable raw materials or successfully manufacture our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, may be delayed and our CDMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CDMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CDMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CDMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CDMO’s facilities generally or affect the timing of manufacture of PH94B, PH10 and AV-101 for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CDMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CDMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

With respect to PH94B, PH10 and AV-101, we do not yet have long-term supply agreements in place with our CDMOs and each batch of PH94B, PH10 and AV-101 is or will be individually contracted under a separate supply agreement. If we engage new CDMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CDMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of API manufacturing for AV-101, and our contemplated scale of API manufacturing for PH94B and PH10, and the current and projected supply of PH94B, PH10 and AV-101 API and finished drug product will be adequate to support our planned nonclinical and clinical studies of PH94B, PH10 and AV-101, no assurance can be given that unanticipated supply shortages or CDMO-related delays in the manufacture and formulation of PH94B, PH10 or AV-101 API and/or finished drug product will not occur in the future.

Additionally, we anticipate that PH94B and PH10 will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CDMOs to manufacture our product candidates must be approved by the FDA anf comparable foreign regulatory authorities pursuant to inspections that will or may be conducted after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our CDMO partners for compliance with cGMPs and QSRs. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CDMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

If any of our product candidates are ultimately regulated as controlled substances, we, our CDMOs, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

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

If any of our product candidates are regulated as controlled substances, depending on the DEA controlled substance schedule in which the product candidates are placed or that of its foreign counterpart, we, our CDMOs, and any future distributers, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA or a foreign counterpart of the DEA as the case may be. Moreover, if any of our product candidates are regulated as controlled substances, we and our CDMOs would be subject to initial and periodic DEA inspection. If we or our CDMOs are not able to obtain or maintain any necessary DEA registrations or comparable foreign registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CDMOs, which would take time and cause us to incur additional costs, delaying or limit our commercialization efforts.

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

Currently, management is unaware of any FDA-approved oral adjunctive therapy for MDD patients with an inadequate response to standard antidepressants having the same mechanism of pharmacological action and safety profile as our orally-administered AV-101 or our intranasally-administered PH10. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used off-label for treatment of MDD, as well as other CNS indications for which AV-101 or PH10 may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD. Management is also unaware of any FDA-approved rapid-onset, acute treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as our PH94B.

In the field of new generation, oral adjunctive treatments for adult patients with MDD with an inadequate response to standard FDA-approved ADs, we believe our principal competitors may be Axsome’s AXS-05, Alkermes’ ALKS-5461, Allergan’s AGN-241751 and Sage’s Sage-217. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered Spravato (esketamine). With respect to PH94B and current FDA-approved treatment options for SAD in the U.S., our competition may include, but is not limited to, certain current generic ADs approved by the FDA for treatment of SAD and certain classes of drugs used on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to AV-101 and PH10, we believe that a range of pharmaceutical and biotechnology companies have programs to develop drug candidates for the treatment of depression, including MDD, Parkinson’s disease levodopa-induced dyskinesia, neuropathic pain, epilepsy, and other neurological conditions and diseases, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the License and Collaboration Agreement we entered into with EverInsight Therapeutics, Inc. in June 2020 for the development and commercialization of PH94B in certain key Asian markets.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties such as our collaboration with EverInsight to develop and commercialize PH94B in key Asian markets. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Even if we do acquire additional product candidates or produce proprietary NCEs, we can give no assurance that we will be able to develop and commercialize them as marketable drugs, on our own or in collaboration with others. Before we generate any revenues from PH94B, PH10, AV-101 or additional acquired or licensed products candidates or any NCEs, we or our potential collaborators must complete preclinical and clinical development programs, submit clinical and manufacturing data to the FDA, qualify a third party CDMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CDMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $20.8 million and $24.6 million million during our fiscal years ended March 31, 2020 and 2019, respectively, and a net loss of approximately $3.1 million for the three months ended June 30, 2020. At June 30, 2020, we had an accumulated deficit of approximately $205.0 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through June 30, 2020, we have generated approximately $17.7 million in revenues, consisting of receipt of non-dilutive cash payments from collaborators, sublicense revenue, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2020 were prepared assuming we will continue to operate as a going concern, although we and our auditors have indicated that our continuing losses and negative cash flows from operations raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from this offering as well as future sales of our securities or potentially obtaining loans and grant awards from financial institutions and/or government agencies where possible. Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain any future funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities or we may not be able to continue as a going concern.

Since our inception, most of our resources have been dedicated to research and development of AV-101 and the drug rescue capabilities of VistaStem’s stem cell technology platform. In particular, we have expended substantial resources on research and development of methods and processes relating to the production of AV-101 API and drug product, advancing AV-101 through IND-enabling preclinical development, Phase 1 clinical safety studies, and into ongoing Phase 2 clinical development, including the Elevate Study completed in 2019, as well as research and development and regulatory expenses related to the development and production of PH94B and PH10 and our stem cell technology platform, including development of CardioSafe 3D for DR and our cardiac stem cell technology for potential RM applications in connection with the Bayer Agreement, and we expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At June 30, 2020, we had cash and cash equivalents of approximately $1.5 million. We do not believe this amount, plus the net cash proceeds received from the EverInsight Agreement and from the Public Offering completed in August 2020, is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. We expect to seek additional capital to produce PH94B and PH10 study material, prepare for and launch a pivotal Phase 3 clinical trial of PH94B for acute treatment of SAD, prepare for a Phase 2B clinical study and certain nonclinical studies involving PH10, PH94B and AV-101 and prepare for and potentially launch a Phase 2B clinical trial of PH10 for MDD, acquire or license and conduct research and development of additional product candidates and to fund our internal operations.

Further, although we received the $5 million non-dilutive cash upfront payment under the EverInsight Agreement in August 2020 and expect to recognize that amount as revenue in future periods,we have no other recurring source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully commercialized, (ii) enter into additional license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our product candidates.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. As with prior periods, we will continue to incur costs associated with other development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans and requirements. We have completed in the past, and are currently considering a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may complete additional financing arrangements later in 2020 and thereafter. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans and requirements, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our future capital requirements depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing and formulating our product candidates and any products we successfully commercialize;

●	our ability to establish and maintain strategic partnerships, licensing or other collaborative arrangements and the financial terms of such agreements;

●	market acceptance of our product candidates;

●	the effect of competing technological and market developments;

●	our ability to obtain government funding for our research and development programs;

●	the costs involved in obtaining, maintaining and enforcing patents to preserve our intellectual property;

●	the costs involved in defending against such claims that we infringe third-party patents or violate other intellectual property rights and the outcome of such litigation;

●	the timing, receipt and amount of potential future licensee fees, milestone payments, and sales of, or royalties on, our future products, if any; and

●	the extent to which we may acquire or invest in additional businesses, product candidates and technologies.

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, our ability to engage in certain types of capital raising transactions may be limited by the Listing Rules of the Nasdaq Stock Market and/or General Instruction I.B.6 of Form S-3 if the market value of our common stock held by non-affiliates is ever below $75 million at a time we seek to utilize our effective registration statement on Form S-3. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our business and operations would suffer in the event of cybersecurity or other system failures.  Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could result in a material disruption of our product candidates’ development programs or otherwise materially harm our operations.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CDMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CDMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, which could adversely affect our business.

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

On April 17, 2020, in response to the extraordinary market conditions caused by the COVID-19 pandemic, Nasdaq instituted a longer period of time for companies such as ours to regain compliance with certain continued listing requirements, including the Bid Price Rule. As a result, we now have until October 12, 2020 to regain compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by October 12, 2020, an additional 180 days may be granted to regain compliance, so long as we meet the remaining Nasdaq Capital Market continued listing requirements and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at June 30, 2020; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at June 30, 2020; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at June 30, 2020. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

1.1
Underwriting Agreement, dated August 2, 2020, by and between VistaGen Therapeutics, Inc. and Maxim Group LLC, incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 6, 2020.

10.1
Note Payable Agreement by and between VistaGen Therapeutics, Inc and Silicon Valley Bank, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020.

10.2 +*	License and Collaboration Agreement, by and between VistaGen Therapeutics, Inc. and EverInsight Therapeutics Inc., dated June 24, 2020, filed herewith.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

+ Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

* This exhibit was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2020 and is being re-filed to correct an immaterial typographical error.

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

Dated: August 13, 2020