Form 10-Q
period 2020-09-30
VistaGen Therapeutics, Inc.
filed 2020-11-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of November 12, 2020, 73,998,057 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2020

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.
  CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2020	2020
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$15,399,500	$1,355,100
Prepaid expenses and other current assets	455,700	225,100
Deferred contract acquisition costs - current portion	116,900	-
Total current assets	15,972,100	1,580,200
Property and equipment, net	257,600	209,600
Right of use asset - operating lease	3,403,000	3,579,600
Deferred offering costs	268,500	355,100
Deferred contract acquisition cost - non-current portion	321,700	-
Security deposits and other assets	47,800	47,800
Total assets	$20,270,700	$5,772,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,176,400	$1,836,600
Accrued expenses	186,900	561,500
Current notes payable, including accrued interest	352,600	56,500
Deferred revenue - current portion	1,244,000	-
Operating lease obligation - current portion	338,500	313,400
Financing lease obligation - current portion	3,500	3,300
Total current liabilities	3,301,900	2,771,300

Non-current liabilities:
Non-current portion of notes payable	87,300	-
Accrued dividends on Series B Preferred Stock	5,694,700	5,011,800
Deferred revenue - non-current portion	3,422,000	-
Operating lease obligation - non-current portion	3,540,900	3,715,600
Financing lease obligation - non-current portion	1,300	3,000
Total non-current liabilities	12,746,200	8,730,400
Total liabilities	16,048,100	11,501,700

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and March 31, 2020:
Series A Preferred, 500,000 shares authorized, issued and outstanding at September 30, 2020 and March 31, 2020	500	500
Series B Preferred; 4,000,000 shares authorized at September 30, 2020 and March 31, 2020; 1,160,240 shares
issued and outstanding at September 30, 2020 and March 31, 2020	1,200	1,200
Series C Preferred; 3,000,000 shares authorized at September 30, 2020 and March 31, 2020; 2,318,012 shares
issued and outstanding at September 30, 2020 and March 31, 2020	2,300	2,300
Common stock, $0.001 par value; 175,000,000 shares authorized at September 30, 2020 and March 31, 2020;
74,133,722 and 49,348,707 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	74,100	49,300
Additional paid-in capital	216,444,600	200,092,800
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2020 and March 31, 2020	(3,968,100)	(3,968,100)
Accumulated deficit	(208,332,000)	(201,907,400)
Total stockholders’ equity (deficit)	4,222,600	(5,729,400)
Total liabilities and stockholders’ equity (deficit)	$20,270,700	$5,772,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Sublicense revenue	$334,000	$-	$334,000	$-
Total revenues	334,000	-	334,000	-
Operating expenses:
Research and development	2,358,200	4,205,200	4,089,400	8,519,100
General and administrative	1,269,500	1,146,100	2,660,100	3,056,200
Total operating expenses	3,627,700	5,351,300	6,749,500	11,575,300
Loss from operations	(3,293,700)	(5,351,300)	(6,415,500)	(11,575,300)
Other income (expenses), net:
Interest income (expense), net	(3,900)	15,400	(7,100)	31,900
Other income	-	-	600	-
Loss before income taxes	(3,297,600)	(5,335,900)	(6,422,000)	(11,543,400)
Income taxes	(200)	-	(2,600)	(2,400)
Net loss and comprehensive loss	$(3,297,800)	$(5,335,900)	$(6,424,600)	$(11,545,800)

Accrued dividends on Series B Preferred stock	(347,200)	(313,800)	(683,000)	(616,300)

Net loss attributable to common stockholders	$(3,645,000)	$(5,649,700)	$(7,107,600)	$(12,162,100)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.05)	$(0.13)	$(0.12)	$(0.29)

Weighted average shares used in computing basic and diluted net loss
attributable to common stockholders per common share	67,082,935	42,622,965	59,245,209	42,622,965

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,424,600)	$(11,545,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,900	52,100
Stock-based compensation	1,085,500	1,456,500
Amortization of fair value of common stock issued for services	-	92,100
Amortization of fair value of warrants issued for services	-	13,800
Changes in operating assets and liabilities:
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	91,500	(229,200)
Right of use asset - operating lease	176,700	164,900
Operating lease liability	(149,700)	(127,100)
Deferred sublicense revenue, net of deferred contract acquisition costs	4,352,400	-
Accounts payable and accrued expenses	(985,700)	924,500
Net cash used in operating activities	(1,803,000)	(8,898,200)

Cash flows from property and investing activities:
Purchases of manufacturing and other equipment	(98,800)	-
Net cash used in investing activities	(98,800)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including Units	12,961,300	-
Net proceeds from exercise of warrants	84,600	-
Net proceeds from sale of common stock under equity line	2,841,600	-
Proceeds from issuance of note under Payroll Protection Plan	224,400	-
Repayment of capital lease obligations	(1,600)	(1,500)
Repayment of notes payable	(164,100)	(128,200)
Net cash provided by (used in) financing activities	15,946,200	(129,700)

Net increase (decrease) in cash and cash equivalents	14,044,400	(9,027,900)
Cash and cash equivalents at beginning of period	1,355,100	13,100,300
Cash and cash equivalents at end of period	$15,399,500	$4,072,400

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$322,200	$230,200
Accrued dividends on Series B Preferred	$683,000	$616,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2020
(Unaudited)
(Amounts in Dollars, except share amounts)

												Total
									Additional			Stockholders’
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000

Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	500	1,160,240	1,200	2,318,012	2,300	42,758,630	42,800	192,890,400	(3,968,100)	(187,343,300)	1,625,800

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(313,800)	-	-	(313,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	393,500	-	-	393,500

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	(5,335,900)	(5,335,900)

Balances at September 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	42,758,630	$42,800	$192,970,100	$(3,968,100)	$(192,679,200)	$(3,630,400)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants for cash in private placement	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for shares underlying outstanding warrants	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock							-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	500	1,160,240	1,200	2,318,012	2,300	55,937,472	55,900	203,330,700	(3,968,100)	(205,034,200)	(5,611,700)

Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from exercise of warrants	-	-	-	-	-	-	228,000	200	113,800	-	-	114,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	100,000	100	49,200	-	-	49,300
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	(347,200)	-	-	(347,200)
Stock-based compensation expense	-	-	-	-	-	-	-	-	410,900	-	-	410,900

Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	(3,297,800)	(3,297,800)

Balances at September 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	74,133,722	$74,100	$216,444,600	$(3,968,100)	$(208,332,000)	$4,222,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for anxiety, depression and other central nervous system (CNS) disorders. Our pipeline includes three CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. Additionally, our subsidiary, VistaStem Therapeutics (VistaStem), has developed CardioSafe 3D™, a customized human heart cell-based cardiac bioassay system, to assess and develop potential small molecule new chemical entities (NCEs) for our CNS pipeline, or for out-licensing. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where we believe current treatments are inadequate to meet the underserved needs of millions of patients and their caregivers worldwide.

Our Product Candidates

PH94B is an innovative synthetic neuroactive pherine nasal spray with therapeutic potential in a wide range of mental health disorders involving anxiety or phobia. Self-administered in microgram-level doses, PH94B produces rapid onset anti-anxiety effects and does not require systemic uptake and distribution to do so. We are currently preparing PH94B for pivotal Phase 3 development as a potential acute treatment of anxiety in adults with Social Anxiety Disorder (SAD). With its rapid-onset pharmacology, lack of systemic exposure and sedation, and its excellent safety profile to date, we believe PH94B has potential to displace benzodiazepines in the drug treatment paradigm for anxiety disorders. In addition to SAD, we believe PH94B also has potential as a novel treatment for adjustment disorder, postpartum anxiety, post-traumatic stress disorder, preprocedural anxiety, panic and many other anxiety-related disorders. The FDA has granted Fast Track designation (FTD) for development of PH94B as a potential acute treatment of anxiety in adults with SAD, which we believe to be the first such FTD granted by the FDA for a drug candidate for treatment of SAD.

PH10 is an innovative synthetic neuroactive pherine delivered intranasally with therapeutic potential in a wide range of neuropsychiatric indications involving depression. Self-administered in microgram-level doses, and in contrast to currently available oral antidepressants, PH10 has potential to produce rapid-onset antidepressant effects without requiring systemic uptake and distribution. Based on its differentiated pharmacology and a successful exploratory Phase 2A study of PH10 in patients with major depressive disorder (MDD), we are initially developing PH10 as a potential new generation rapid-onset stand-alone treatment of MDD. We believe PH10 also has potential as a novel rapid-onset treatment for postpartum depression, treatment-resistant depression and suicidal ideation.

AV-101 is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101’s active metabolite, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR, but does not block the NMDAR like ketamine and other NMDAR antagonists. We have demonstrated in clinical trials that AV-101 is orally-available, well-tolerated and does not cause dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by ketamine or other NMDAR antagonists. With its exceptionally few side effects and excellent safety profile, we believe AV-101 has potential to be an oral, new generation treatment for multiple CNS indications involving abnormal NMDAR function and where current the current standard of care is inadequate to meet underserved patient needs. The FDA has granted FTD for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain. Based on successful preclinical studies of AV-101 in combination with probenecid, we are assessing potential Phase 1 development of the combination to enable potential exploratory Phase 2A studies in MDD, neuropathic pain, dyskinesia associated with levodopa therapy for Parkinson’s disease, epilepsy and/or suicidal ideation.

VistaStem is applying pluripotent stem cell (hPSC) technology and CardioSafe 3D, our customized cardiac bioassay system, to discover and develop, novel small molecule NCEs for our CNS pipeline or for out-licensing. To advance potential cell therapy (CT) and regenerative medicine (RM) applications of VistaStem’s hPSC technologies related to heart cells, we have licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures and now a subsidiary of Bayer AG, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics LP in 2019, Bayer AG now holds such rights (the Bayer Agreement). The Bayer Agreement is described more completely in Note 11, Sublicensing and Collaboration Agreements.

Our product candidates are protected through a combination of patents, trade secrets, and proprietary know‑how. If approved, they may also be eligible for periods of regulatory exclusivity. Our intellectual property portfolio includes issued U.S. and foreign patents, as well as U.S. and foreign patent applications.

Subsidiaries

As noted above, VistaStem Therapeutics, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2020 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2021, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $208.3 million accumulated from inception (May 1998) through September 30, 2020. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through September 30, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $99.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

At September 30, 2020, we had cash and cash equivalents of approximately $15.4 million. As described more completely in Note 8, Capital Stock, in August 2020, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. Under the terms of the Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per Option Share. The underwriter exercised the Over-Allotment Option with respect to 2,243,250 Option Shares (the Exercised Option Shares), resulting in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the Exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the EverInsight Agreement), with EverInsight Therapeutics Inc., (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia, and funded by CBC Group, a global healthcare-focused venture capital firm. In October 2020, it was announced that EverInsight is to merge with AffaMed Therapeutics, also funded by CBC Group, which as a combined, complementary entity will focus on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Under the terms of the EverInsight Agreement, EverInsight agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. Upon successful development and commercialization of PH94B in EverInsight’s territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales in the licensed territory. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the EverInsight Agreement.

As more completely described in Note 8, Capital Stock, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement, through September 30, 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200.

Going Concern

Although the transactions described above have generated approximately $20.0 million in net cash proceeds to us between April 1, 2020 and the date of this Report, we believe it is probable that our cash position at September 30, 2020, which reflects such net proceeds, will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate additional financing, we plan to (i) prepare for and launch a pivotal Phase 3 clinical trial of PH94B for acute treatment of anxiety in adult patients with SAD, (ii) prepare for and launch a small exploratory Phase 2A study of PH94B for acute treatment of adult patients with adjustment disorder, (iii) prepare for and potentially launch small exploratory Phase 2A clinical studies of PH94B in postpartum anxiety, post-traumatic stress disorder and/or pre-procedural (i.e. pre-MRI) anxiety, (iv) assess and potentially launch a Phase 1 study of AV-101 in combination with probenecid to enable exploratory Phase 2A development of the combination for treatment of CNS disorders, and (v) conduct several nonclinical studies involving PH94B, PH10 and AV-101. When necessary and advantageous, we plan to raise additional capital through the sale of our equity securities in one or more (i) private placements to accredited investors, (ii) public offerings and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the EverInsight Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019 and was used to register the Shares and the Exercised Option Shares sold in the August 2020 Public Offering, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. Further, at September 30, 2020 and through the date of this Report, there are approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement. We have no obligation to sell any additional shares to LPC under the LPC Agreement.

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

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the current COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract manufacturing, research and development, investor and public relations, business development, legal, intellectual property acquisition and protection, public company compliance and other professional services and operating costs.

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

Revenue Recognition

We generate revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We expect that our primary source of revenue beginning in the quarter ended September 30, 2020 will be from the EverInsight Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the EverInsight Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. We also have the Bayer Agreement, pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, also described in Note 11, Sublicensing and Collaborative Agreements, as a potential revenue generating arrangement.

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

Allocation of Consideration

As part of the accounting for collaboration arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The transaction price is allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and satisfaction of the performance obligations. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant Company-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations. Since the EverInsight Agreement includes a single combined performance obligation that is not distinct, there is no allocation of consideration.

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

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At September 30, 2020, we have recorded deferred revenue of $4,666,000. The following table presents changes in our contract liabilities for the six months ended September 30, 2020 (in thousands):

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	September 30, 2020
Deferred Revenue - current portion	$-	$1,244,000	$-	$1,244,000
Deferred Revenue - non-current portion	-	3,756,000	(334,000)	3,422,000
Total	$-	$5,000,000	$(334,000)	$4,666,000

For the single combined performance obligation under the EverInsight Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three and six months ended September 30, 2020 and 2019, we recognized the following revenue:

	Three and Six Months Ended September 30,
	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$-	$-
New activities in the period:
Performance obligations satisfied	334,000	-

	$334,000	$-

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the EverInsight Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the EverInsight Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely as a result of obtaining the EverInsight Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the EverInsight Agreement and the amortization expense has been included in general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss. In the quarter and six months ended September 30, 2020, we amortized $31,400 to general and administrative expense in recognition of the services performed under the arrangement. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the six months ended September 30, 2020.

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	September 30, 2020
Deferred Contract Acquisition Costs - current portion	$-	$116,900	$-	$116,900
Deferred Contract Acquisition Costs - non-current portion	-	353,100	(31,400)	321,700
Total	$-	$470,000	$(31,400)	$438,600

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10, AV-101, and stem cell research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to contract research and development organizations, clinical sites, investigators and other professional service providers. We analyze the progress of clinical trials, including levels of subject enrollment, invoices received and contracted costs, when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses, as was the case with our acquisition of the exclusive worldwide licenses for PH94B and PH10 from Pherin during our fiscal year ended March 31, 2019.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2020.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Research and development expense	$122,400	$167,500	$349,000	$558,100
General and administrative expense	288,500	226,000	736,500	898,400

Total stock-based compensation expense	$410,900	$393,500	$1,085,500	$1,456,500

Expense amounts reported above include $1,300 and $3,800 in research and development expense for the three and six months ended September 30, 2020, respectively, and $1,300 and $2,800 in general and administrative expense for the three and six months ended September 30, 2020, respectively, attributable to our 2019 Employee Stock Purchase Plan.

During the three and six months ended September 30, 2020, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 120,000 shares and 2,065,000 shares, respectively, of our common stock at exercise prices at or above the closing market price of our common stock on the date of grant to the independent members of our Board, our officers and employees and certain consultants. The options generally vested 25% upon grant with the remaining shares vesting ratably over two years for independent directors, officers and employees, and over one to three years for consultants. We valued the options granted during the three and six months ended September 30, 2020 using the Black-Scholes Option Pricing Model and the following assumptions:

	Three Months Ended September 30, 2020		Six Months Ended September 30, 2020
Assumption:	Weighted Average	Range	Weighted Average	Range
Market price per share at grant date	$0.67	$0.62 to 0.73	$0.43	$0.40 to 0.73
Exercise price per share	$0.67	$0.62 to 0.73	$0.43	$0.40 to 0.73
Risk-free interest rate	0.31%	0.26% to 0.33%	0.38%	0.35% to 0.44%
Expected term in years	5.49	5.20 to 5.58	5.36	5.20 to 5.94
Volatility	84.71%	84.55% to 85.32%	84.14%	82.93% to 85.85%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Shares	120,000		2,065,000

Fair Value per share	$0.46		$0.29

At September 30, 2020, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 12,068,088 shares of our common stock at a weighted average exercise price of $1.20 per share. At that date, there were also 4,665,162 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At September 30,	At March 31,
	2020	2020

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,160,240	1,160,240
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	12,068,088	10,003,088
Outstanding warrants to purchase common stock	25,761,834	26,555,281

Total	42,058,174	40,786,621
____________
(1)
Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended
(2)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes shares of unregistered common stock issuable in payment of dividends on Series B Preferred upon conversion
(3)
Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at September 30, 2020 or March 31, 2020.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity.

The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives.

In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

The amendments in ASU 2020-06 are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are evaluating the impact of this new guidance, but do not believe that our adoption of ASU 2020-06 will have a material impact on our consolidated financial statements.

Other than ASU 2020-06 and as described in our Form 10-K for our fiscal year ended March 31, 2020, we do not expect that other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date will have a material impact on our consolidated financial statements upon adoption.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at September 30, 2020 and March 31, 2020:

	September 30,	March 31,
	2020	2020

Clinical and nonclinical materials and contract services	$174,000	$115,200
Insurance	277,800	107,200
All other	3,900	2,700

	$455,700	$225,100

Note 5. Property and Equipment

Property and equipment is composed of the following at September 30, 2020 and March 31, 2020:

	September 30,	March 31,
	2020	2020

Laboratory equipment	$892,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	57,100	54,600
Office furniture and equipment	84,600	84,600
Construction in progress	96,400	-
	1,345,000	1,246,100

Accumulated depreciation and amortization	(1,087,400)	(1,036,500)

Property and equipment, net	$257,600	$209,600

We recorded depreciation and amortization expense of $50,900 and $52,100 for the six-month periods ended September 30, 2020 and 2019, respectively. The amount reported above as construction in progress at September 30, 2020 reflects the cost of certain process equipment acquired in connection with the manufacture of PH94B drug product. The equipment has not yet been fully validated or placed in service at September 30, 2020. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at September 30, 2020 and March 31, 2020 are as follows:

	September 30,	March 31,
	2020	2020

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(10,900)	(9,400)
Net book value of office equipment subject to
financing lease	$3,800	$5,300

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at September 30, 2020 and March 31, 2020:

	September 30,	March 31,
	2020	2020
Accrued expenses for clinical and nonclinical
materials, development and contract services	$92,300	$462,300
Accrued professional services	78,200	76,500
All other	16,400	22,700

	$186,900	$561,500

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at September 30, 2020 and March 31, 2020:

	September 30, 2020			March 31, 2020
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.30% and 6.30% Notes payable to insurance premium financing company (current)	$214,500	$-	$214,500	$56,500	$-	$56,500

1% Note payable under Paycheck Protection Program	224,400	1,000	225,400	-	-	-
less: current portion	(137,100)	(1,000)	(138,100)	-	-	-

Non-current portion	$87,300	$-	$87,300	$-	$-	$-

Total current notes payable	$351,600	$1,000	$352,600	$56,500	$-	$56,500

In May 2020, we executed a 6.30% promissory note in the principal amount of $322,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $33,200, including principal and interest, through March 2021, and had an outstanding principal balance of $195,300 at September 30, 2020. In February 2020, we executed a 7.30% promissory note in the principal amount of $62,600 in connection with other insurance policy premiums. That note is payable in monthly installments of $6,500 including principal and interest, through December 2020 and had an outstanding principal balance of $19,200 at September 30, 2020.

In April 2020, we entered into a note payable agreement (the PPP Loan Agreement) with Silicon Valley Bank as lender (the Lender), pursuant to which we received net proceeds of $224,400 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). The PPP Loan matures on April 22, 2022. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. Under the CARES Act (including subsequent guidance issued by SBA and U.S. Department of the Treasury related thereto) and the PPP Loan Agreement, payments of both principal and interest are deferred until such time as the SBA remits our loan forgiveness amount to Lender. The CARES Act provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. We submitted our request for forgiveness of the PPP Loan on September 23, 2020. While we currently believe that the use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP, there can be no assurance that we will obtain full or partial forgiveness of the loan.

Note 8.  Capital Stock

Common Stock Purchase Agreement with Lincoln Park Capital Fund

On March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (LPC) pursuant to which LPC committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to LPC under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to LPC under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, is a component of deferred offering costs attributable to this offering, which costs are amortized ratably to additional paid-in capital as we sell shares of our common stock to LPC under the LPC Agreement. Subsequent to the Commencement Date and through September 30, 2020, we have sold an additional 6,301,995 registered shares of our common stock to LPC and received aggregate gross cash proceeds of $2,891,200. At September 30, 2020, there were approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement; however, we have no obligation to sell any additional shares under the agreement.

On any business day during the term of the LPC Agreement, we have the right, in our sole discretion, to direct LPC to purchase up to 100,000 shares on such business day (the Regular Purchase) (subject to adjustment under certain circumstances as provided in the LPC Agreement). The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the LPC Agreement. In each case, LPC’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition to Regular Purchases, provided that we present LPC with a purchase notice for the full amount allowed for a Regular Purchase, we may also direct LPC to make accelerated purchases and additional accelerated purchases as described in the LPC Agreement. Although LPC has no right to require us to sell any shares of our common stock to LPC, LPC is obligated to make purchases as we direct, subject to certain conditions. In all instances, we may not sell shares of our common stock to LPC under the LPC Agreement if such sales would result in LPC beneficially owning more than 9.99% of our common stock. There are no upper limits on the price per share that LPC must pay for shares of our common stock.

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

Registered Public Offering of Common Stock

On August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) with Maxim Group, LLC as representative of the underwriters named therein (the Underwriter), pursuant to which we sold to the Underwriter, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The August 2020 Public Offering closed on August 5, 2020 at which time we sold the Shares to the Underwriter. Under the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the Underwriter elected to exercise the Over-Allotment Option with respect to an aggregate of 2,243,250 Option Shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020 and received additional gross proceeds of $1,794,600. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $12.9 million from the sale of the Shares and the Exercised Option Shares.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of September 30, 2020 including the warrants issued in the Spring 2020 Private Placement described above and excluding certain warrants that expired during the quarter ended September 30, 2020. The weighted average exercise price of both outstanding and exercisable warrants at September 30, 2020 is $1.53 per share.

		Warrants	Warrants
Exercise		Outstanding at	Exercisable at
Price	Expiration	September 30,	September 30,
per Share	Date	2020	2020

$0.50	3/25/2021 to 4/30/2024	7,923,312	7,798,312
$0.73	7/25/2025	3,870,077	3,870,077
$0.805	12/31/2022	80,431	80,431
$1.50	12/13/2022	9,596,200	9,596,200
$1.82	3/7/2023	1,388,931	1,388,931
$3.51	12/31/2021	50,000	50,000
$5.30	5/16/2021	2,705,883	2,705,883
$7.00	3/3/2023	147,000	147,000

		25,761,834	25,636,834

At September 30, 2020, with the effectiveness of the Warrant Registration Statement in May 2020, the shares of common stock underlying essentially all of the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. Warrants to purchase 125,000 shares of common stock issued in the Spring 2020 Private Placement are exercisable at $0.50 per share and become exercisable on October 24, 2020. Additionally, no outstanding warrant is subject to any down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Contract Research and Development Agreement with Cato Research Ltd.

Cato Holding Company (CHC), doing business as Cato BioVentures (CBV), was the parent of Cato Research Ltd. (CRL), now known as Cato Research LLC. CRL is a contract research, development and regulatory services organization (CRO) that we have in the past, and continue to engage for a wide range of material aspects related to the nonclinical and clinical development, manufacturing and regulatory affairs associated with our efforts to develop and commercialize PH94B, PH10, AV-101. In October 2018, CHC completed the sale of CRL to an independent third party. As a result of this transaction, CHC and/or CBV is no longer affiliated with or has any control over CRL. Prior to the sale of CRL, CBV held shares of our common stock and at September 30 2020, CBV held approximately 1.3% of our outstanding common stock.

In July 2017, we entered into a Master Services Agreement (MSA) with CRL, which replaced a substantially similar May 2007 master services agreement, pursuant to which CRL may assist us in the evaluation, development, commercialization and marketing of our potential product candidates, and provide regulatory and strategic consulting services as requested from time to time. Specific projects or services are and will be delineated in individual work orders negotiated from time-to-time under the MSA. Under the terms of work orders issued pursuant to the July 2017 MSA, we incurred expenses of $273,700 and $1,610,900 during the quarters ended September 30, 2020 and 2019, respectively and $398,600 and $3,016,000 for the six months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and March 31, 2020, we had recorded accounts payable and accrued expenses related to CRL aggregating $116,100 and $578,800, respectively. We anticipate periodic expenses for CRO services from CRL related to nonclinical and clinical development of, and regulatory affairs related to PH94B, PH10, AV-101 and other potential product candidates will remain significant in future periods.

License and Option Agreements with Pherin Pharmaceuticals, Inc.

During our fiscal year ended March 31, 2019, we issued an aggregate of 2,556,361 shares of our unregistered common stock having an issue-date fair market value of $4,250,000 to Pherin to acquire exclusive worldwide licenses to develop and commercialize PH94B and PH10. We recorded the acquisition of the licenses as research and development expense during our fiscal year ended March 31, 2019. We recorded no expense during the quarter ended September 30, 2020 and $30,000 during the quarter ended September 30, 2019, and $10,000 and $60,000, for the six months ended September 30, 2020 and 2019, respectively, as research and development expense for monthly support payments to Pherin under the terms of the PH94B and PH10 license agreements. Our liability for such monthly support payments terminated in April 2020 under the terms of the PH10 license agreement. During the quarter ended September 30, 2020, under the terms of the PH94B license agreement we made a milestone payment of $220,000 to Pherin related to the upfront payment received under the EverInsight Agreement. The payment is included as a component of Deferred Contract Acquisition Costs on the Condensed Consolidated Balance Sheet at September 30, 2020. We recorded no amounts payable to Pherin at September 30, 2020 or March 31, 2020. At September 30, 2020, Pherin held approximately 1.8% of our outstanding common stock.

Consulting Agreement

During the quarters ended September 30, 2020 and 2019, we engaged a consulting firm headed by one of the independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $13,000 and $75,100 for the quarters ended September 30, 2020 and 2019, respectively and $28,000 and $102,800 for the six months ended September 30, 2020 and 2019, respectively. We recorded accounts payable and accrued expenses of $13,000 at September 30, 2020 and no amounts payable at March 31, 2020 related to these projects and services.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at September 30, 2020 and March 31, 2020:

	As of September 30, 2020	As of March 31, 2020
Assets
Right of use asset – operating lease	$3,403,000	$3,579,600

Liabilities
Current operating lease obligation	$338,500	$313,400
Non-current operating lease obligation	3,540,900	3,715,600
Total operating lease liability	$3,879,400	$4,029,000

The following table summarizes the effect of operating lease costs in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$207,300	$203,100	$420,100	$411,900

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2021 (remaining six months)	$326,600
2022	668,400
2023	726,000
2024	766,000
2025	789,000
Thereafter	1,931,400
Total lease expense	5,207,400
Less imputed interest	(1,328,000)
Present value of operating lease liabilities	$3,879,400

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of September 30, 2020
Assumed remaining lease term in years	6.83
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	For the Six Months Ended	For the Six Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$393,100	$374,200

During the six months ended September 30, 2020, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 for each of the three month periods ended September 30, 2020 and 2019, respectively, and $7,100 and $6,900 for the six months ended September 30, 2020 and 2019, respectively, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight

On June 24, 2020, we entered into a license and collaboration agreement (the EverInsight Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands and funded by CBC Group, a global healthcare-focused venture capital firm (EverInsight). In October 2020, it was announced that EverInsight is to merge with AffaMed Therapeutics, also funded by CBC Group, which as a combined, complementary entity will focus on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Under the EverInsight Agreement, we granted EverInsight an exclusive license to develop and commercialize PH94B, our neuroactive pherin drug candidate for SAD and other anxiety-related disorders, in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the rest of the world.

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. EverInsight has the option to participate in the global Phase 3 clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to EverInsight a Right of Reference to all of our regulatory documentation and our development data.

Under the terms of the EverInsight Agreement, EverInsight agreed to pay us a non-refundable upfront license payment of $5.0 million within 30 business days of the effective date of the EverInsight Agreement, and EverInsight paid the $5 million in August 2020. Additionally, upon successful development and commercialization of PH94B in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

We have determined that we have one combined performance obligation for the license to develop and commercialize PH94B in the Territory and related development and regulatory services. In addition, EverInsight has an option that will create manufacturing obligations for us during development upon exercise by EverInsight. This option for manufacturing services was evaluated and determined not to include a material right.

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

During the three and six months ended September 30, 2020, we have recognized $334,000 as sublicense revenue under the EverInsight Agreement. At September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $4,666,000 which will be recognized as revenue as the services are completed, which is expected to occur over a period of approximately four years beginning with the quarter ended September 30, 2020.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the EverInsight Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

BlueRock Therapeutics Sublicense Agreement

In December 2016, we entered into an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a next generation regenerative medicine company established by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock Therapeutics received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds the rights to develop and commercialize our hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement).  We retained rights to cardiac stem cell technology licensed from UHN related to small molecule, protein and antibody drug discovery, drug rescue and drug development, including small molecules with cardiac regenerative potential, as well as small molecule, protein and antibody testing involving cardiac cells. To date, we have recognized $1.25 million in sublicense revenue, in our fiscal year ended March 31, 2017, under the Bayer Agreement.

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Grant of Options from 2019 Plan

During October 2020, we granted options to a consultant to purchase 75,000 shares of our common stock under the terms of our 2019 Plan as compensation for certain corporate awareness and advisory services. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and vest ratably over a period of twelve months.

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

Business Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for anxiety, depression and other central nervous system (CNS) disorders. Our pipeline includes three CNS drug candidates, each with a differentiated mechanism of action, an exceptional safety profile in all clinical studies to date, and therapeutic potential in multiple CNS markets. We aim to become a fully-integrated biopharmaceutical company that develops and commercializes innovative CNS therapies for large and growing mental health and neurology markets where we believe current treatments are inadequate to meet the underserved needs of millions of patients and their caregivers worldwide.

PH94B Neuroactive Nasal Spray for Anxiety-related Disorders

PH94B is an odorless synthetic rapid-onset neuroactive pherine nasal spray with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram-level doses without requiring systemic uptake and distribution to achieve its anti-anxiety effects, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation acute treatment of anxiety in adults with social anxiety disorder (SAD). SAD affects over 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in a classroom or conference room, or having to talk to a cashier in a store. Doing everyday things in front of people - such as eating or drinking in front of others or using a public restroom - also causes anxiety or fear. A person with SAD may also feel symptoms of fear and anxiety in performance situations, such as giving a lecture, a speech or a presentation to classmates at school or colleagues at work, as well as playing in a sports game, or dancing or playing a musical instrument on stage.  A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear and anxiety that people with SAD have in social and performance situations is so strong that they feel they are beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, meeting with others socially or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass or humiliate them.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Only three drugs, all oral antidepressants, are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved antidepressants have slow onset of therapeutic effect (often taking many weeks to months), require chronic administration and often cause significant side effects beginning soon after administration. We believe their slow onset of effect, required chronic administration and significant potential side effects and safety concerns may make the three FDA-approved oral antidepressants inadequate or inappropriate treatment alternatives for many underserved individuals affected by SAD. Our PH94B is fundamentally different from all current anti-anxiety drugs, such as benzodiazepines prescribed off-label for treatment of SAD, as well as the three oral antidepressants approved by the FDA for treatment of SAD.

Intranasal self-administration of a microgram level dose (3.2 mcg) of PH94B engages specific nasal chemosensory neurons (NCNs). NCNs activate olfactory bulb neurons (OBNs) on the base of the brain. OBNs send neural connections to neurons in the central limbic amygdala, the brain center where fear and anxiety are regulated. Neurons in the limbic amygdala modulate inhibitory/excitatory neurotransmitters, resulting in rapid-onset anti-anxiety effects, without requiring systemic uptake and distribution to produce such rapid-onset effects. In all clinical studies to date, PH94B has not shown psychological side effects (such as dissociation or hallucinations), sedation or other side effects and safety concerns that may be caused by the current oral antidepressants approved by the FDA for treatment of SAD, as well as by benzodiazepines and beta blockers, which are not approved by the FDA to treat SAD but which are be prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis. While oral antidepressants, benzodiazepines and beta blockers require systemic administration to achieve anxiolytic effects, due to its unique pharmacology, our PH94B does not require systemic uptake and distribution to achieve its rapid-onset anti-anxiety effects.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B neuroactive nasal spray was highly statistically significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-simulated challenges of SAD patients, within 15 minutes of their self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on the results of this highly statistically significant Phase 2 study and our recent consensus with the FDA that our initial pivotal Phase 3 study of PH94B may be conducted in a manner substantially similar to the public speaking anxiety component of such Phase 2 study, we are preparing for pivotal Phase 3 clinical development of PH94B as an acute treatment of anxiety in adults with SAD. Our goal is to develop and commercialize PH94B as the first FDA-approved, rapid-onset, non-sedating, non-systemic, non-additive acute treatment of anxiety in adults with SAD, for use on demand to treat their symptoms of anxiety as a result of often predictable anxiety-provoking stressors much like a rescue inhaler is used on demand before an asthma attack or a migraine drug is used before a migraine episode. We also believe PH94B has potential to treat other anxiety-related neuropsychiatric indications such as adjustment disorder, general anxiety disorder, postpartum anxiety, preprocedural anxiety (e.g., pre-MRI), panic disorder, post-traumatic stress disorder and specific social phobias. The FDA has granted Fast Track designation for development of PH94B for acute treatment of anxiety in adults with SAD, which we believe is the FDA’s first such designation for a drug candidate for SAD.

In addition to preparing for pivotal Phase 3 development of PH94B as a potential acute treatment of anxiety for adults with SAD, we are currently preparing for a small exploratory Phase 2A clinical study of PH94B for acute treatment of adjustment disorder, an emotional or behavioral reaction considered excessive or out of proportion to a stressful event or major life change, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. Given the diverse impact of the COVID-19 pandemic, including, among other things, fear and anxiety about health and safety, economic loss, unemployment, social isolation, disruption of established education and work practices, we submitted our preliminary protocol for the study to the FDA through the FDA’s Coronavirus Treatment Acceleration Program (CTAP). Following that submission, we are continuing our discussions with the FDA’s Division of Psychiatric Products to determine the appropriate next steps for the study, including the study protocol. We are planning to conduct the proposed Phase 2A study in New York City and enroll approximately 25 subjects suffering from adjustment disorder-provoking stressors, including, but not limited to, stressors related to the diverse impact of the COVID-19 pandemic and recent civil unrest in the U.S. We are also currently planning for additional small exploratory Phase 2A studies in postpartum anxiety, post-traumatic stress disorder, and pre-procedural anxiety (pre-MRI).

PH10 Neuroactive Nasal Spray for Depression and Suicidal Ideation

PH10 is an odorless synthetic neuroactive pherine nasal spray with potential to be a fast-acting treatment for multiple neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram-level doses without systemic exposure, we are initially developing PH94B as a potential rapid-onset, stand-alone treatment of major depressive disorder (MDD).

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

The most commonly-prescribed current oral antidepressants are known as selective serotonin reuptake inhibitors (SSRIs), and serotonin-norepinephrine reuptake inhibitors (SNRIs). SSRIs are intended to increase the amount of available serotonin, a neurotransmitter closely linked to mood and anxiety disorders, by inhibiting the reuptake of serotonin in the brain, preventing nerve cells from reabsorbing serotonin and reducing the levels in the brain. This means more serotonin remains available, which can sometimes improve symptoms and make patients more responsive to psychotherapy and other treatments. SNRIs similarly are intended to inhibit the reuptake of serotonin and another neurotransmitter, norepinephrine, and increase the available amounts of each in the brain. Like serotonin, norepinephrine is a neurotransmitter linked to mood.

While these medications can certainly be effective in the right context, it can be a challenge to find the right drug or combination of drugs for a particular patient. About two-thirds of patients with MDD do not respond to their initial treatment with such medications. In addition, it can take many weeks or even months to identify whether an antidepressant is working, all the while leaving a patient to cope with their depression symptoms and the potentially debilitating side effects of the antidepressants they are prescribed.

Due to their long-onset pharmacology, limited efficacy and many side effects and safety concerns, current FDA-approved oral antidepressants available in the multi-billion-dollar global depression market are often inadequate to satisfy the underserved medical needs of millions suffering from the debilitating effects of depression. Inadequate response to current medications is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and side effect and safety profiles.

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current FDA-approved antidepressants. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations) or safety concerns that maybe be caused by rapid-onset ketamine-based therapy, including both intravenous ketamine and esketamine nasal spray, or the side effects and safety concerns of current long-onset oral antidepressants. In a small exploratory Phase 2A clinical trial (n=30), PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated statistically significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by ketamine-based therapy and oral antidepressants. Based on positive results from this exploratory Phase 2A study, we are preparing for Phase 2B clinical development of PH10 in MDD, which preparation includes completing two additional preclinical toxicology studies required by the FDA to support our new Investigational New Drug (IND) application for proposed Phase 2B clinical development of PH10 in the U.S. With its exceptional safety profile during clinical development to date, we believe PH10 has potential for multiple applications in global depression markets, including first as a differentiated stand-alone therapy for MDD, and eventually as a potential add-on therapy to augment current FDA-approved oral antidepressants for patients with MDD who have an inadequate response to such medications, in lieu of ketamine-based therapy and to prevent relapse following successful treatment with ketamine-based therapy.

AV-101, an Oral NMDA Receptor Antagonist

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In all studies to date, AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by amantadine and ketamine-based therapy. With its exceptionally few side effects and excellent safety profile in all studies to date, AV-101, in combination with the FDA-approved drug, probenecid, has potential to be a new, differentiated oral treatment for multiple large-market CNS indications where we believe current treatments are inadequate to meet high underserved patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

In late-2019, we completed a Phase 2 clinical trial of AV-101 as a potential adjunctive treatment, together with a standard FDA-approved oral SSRI or SNRI, in MDD patients who had an inadequate response to a stable dose of their oral antidepressant (the Elevate Study). Topline results of the Elevate Study (n=199) indicated that the AV-101 treatment arm did not differentiate from placebo on the primary endpoint (change in the Montgomery-Åsberg Depression Rating Scale (MADRS-10) total score compared to baseline), potentially due to sub-therapeutic levels of 7-Cl-KYNA in the brain. As in prior clinical studies, AV-101 was well tolerated, with no psychotomimetic side effects or drug-related serious adverse events.

Recent discoveries from successful preclinical studies of AV-101 in combination with probenecid, a safe and well-known oral anion transport inhibitor approved by the FDA for treatment of gout, suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid.. These surprising effects were first revealed as to AV-101 and 7-Cl-KYNA in our recent preclinical studies, although the effects are consistent with well-documented clinical studies of probenecid’s ability to increase the therapeutic benefits of several classes of FDA-approved drugs that are unrelated to AV-101 and 7-Cl-KYNA, including certain antibacterial, anticancer and antiviral drugs. When probenecid was administered in combination with AV-101 in an animal model, substantially increased brain concentrations of both AV-101 and of 7-Cl-KYNA were discovered. Similar results were achieved in a previously announced second preclinical study of the AV-101/probenecid combination in a different animal species. We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In the recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS disorders than demonstrated in the Elevate Study. Some of the new discoveries from our recent AV-101 preclinical studies with adjunctive probenecid were presented by a collaborator of VistaGen at the British Pharmacological Society’s Pharmacology 2019 annual conference in Edinburgh, UK in December 2019.

In addition, a Phase 1B target engagement study completed after the Elevate Study by the Baylor College of Medicine (Baylor) with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). We believe the findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition. Findings from the Baylor Study were presented at the 58th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in Orlando, Florida in December 2019.

The Baylor Study and the results of our recent preclinical studies involving AV-101 in combination with probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients and individuals suffering from other CNS indications involving abnormal function of the NMDAR, when AV-101 and probenecid are combined. We are currently evaluating all data involving AV-101, including recent data relating to AV-101 in combination with probenecid, to determine its potential for future clinical development and commercialization.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue and Regenerative Medicine

In addition to our current CNS drug candidates, our wholly-owned subsidiary, VistaStem Therapeutics (VistaStem) has developed stem cell technology-based, pipeline-enabling capabilities involving application of human pluripotent stem cell (hPSC) technologies. VistaStem’s customized cardiac bioassay system, CardioSafe 3D, has been developed to discover and develop small molecule New Chemical Entities (NCEs) for our CNS pipeline or out-licensing. In addition, VistaStem’s stem cell technologies involving hPSC-derived blood, cartilage, heart and liver cells have multiple potential applications in the cell therapy (CT) and regenerative medicine (RM) fields.

To advance potential CT and RM applications of VistaStem’s hPSC technologies related to heart cells, we licensed to BlueRock Therapeutics LP, a next generation CT/RM company formed jointly by Bayer AG and Versant Ventures and acquired by Bayer AG in 2019, rights to develop and commercialize certain proprietary technologies relating to the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds such rights (the Bayer Agreement).  VistaStem retains all rights to such technologies to discover and develop small molecule NCEs and certain other applications not licensed pursuant to the Bayer Agreement. In a manner similar to the Bayer Agreement, we may pursue additional VistaStem collaborations involving rights to develop and commercialize its hPSC technologies for production of blood, cartilage, and/or liver cells for CT and RM applications, including, among other indications, treatment of arthritis, cancer and liver disease.

Subsidiaries

As noted above, VistaStem Therapeutics, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

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

Summary

Net Loss

Although we entered into the EverInsight Agreement in June 2020 and the Bayer Agreement in December 2016, we have not yet achieved recurring revenue-generating status in amounts sufficient to sustain our operations and enable our strategic business plans from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. In addition, since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources focused on development and commercialization of PH94B and PH10, for which we are actively pursuing initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of September 30, 2020, we had an accumulated deficit of approximately $208.3 million. Our net loss for the six months ended September 30, 2020 and 2019 was approximately $6.4 million and $11.5 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further development and commercialization activities related to PH94B, PH10 and AV-101, and pursue VistaStem’s potential drug rescue, drug development and CT and RM opportunities.

Summary of the Six Months Ended September 30, 2020

During the six months ended September 30, 2020, we continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary for our Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, PH10 as a potential stand-alone treatment of MDD and AV-101 in combination with probenecid as a potential treatment for NMDAR-focused indications. In addition, we continued to expand the regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our product candidates in the U.S. and foreign markets, and on a limited basis, advance drug rescue applications of VistaStem’s stem cell technology to expand our CNS pipeline and out-licensing opportunities.

During the six months ended September 30, 2020 and through the date of this Report, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. From time to time during the COVID-19 pandemic, our operations and those of our contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs) have been impacted by shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. Our headquarters operations have been significantly curtailed as our employees have been working remotely throughout this period. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

During the quarter ended June 30, 2020, we completed a successful and positive meeting with the FDA regarding Phase 3 clinical development of PH94B for the acute treatment of anxiety in adult patients with SAD, reaching consensus with the FDA on key aspects of a unique initial pivotal Phase 3 clinical trial of PH94B involving a single-event, laboratory-simulated public speaking challenge in adult patients with SAD. We agreed with the FDA that our initial pivotal Phase 3 study of PH94B will be a randomized, double-blind, placebo-controlled, parallel comparison study conducted at approximately 15 sites in North America. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is expected to be the Principal Investigator of the study. Target enrollment for the study (completed patients) is currently approximately 182 adult patients with SAD. As in the highly statistically significant (p=0.002) public speaking component of the Phase 2 study of PH94B in SAD, our pivotal Phase 3 studies will involve a single laboratory-simulated, anxiety-provoking public speaking challenge. Also, as in the public speaking component of the Phase 2 study, the Subjective Units of Distress Scale (SUDS) will be used to assess the primary efficacy endpoint of our pivotal Phase 3 studies of PH94B as a potential acute treatment of anxiety in adults with SAD. Throughout the six months ended September 30, 2020, we have been actively engaged in formalizing processes and procedures for the manufacture of PH94B for our Phase 3 studies and other nonclinical studies in 2021 and beyond.

In June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B (the EverInsight Agreement) with EverInsight Therapeutics Inc. (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia and funded by CBC Group. In October 2020, it was announced that EverInsight is to merge with AffaMed Therapeutics, another biopharmaceutical company funded by CBC Group, which as a combined, complementary entity will focus on developing and commercializing therapeutics to address both ophthalmologic and CNS disorders in Greater China and beyond. Under the terms of the EverInsight Agreement, EverInsight is responsible for clinical development, regulatory submissions and commercialization of PH94B for the treatment of SAD, and potentially other anxiety-related indications, in key markets in Asia, including markets in Greater China, South Korea and Southeast Asia (collectively, the Territory). Under the terms of the EverInsight Agreement, in August 2020, we received a non-dilutive upfront license fee payment of $5.0 million from EverInsight. Upon successful development and commercialization of PH94B in the Territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales of PH94B in the Territory. After payment of sublicense fees to Pherin pursuant to our PH94B license from Pherin, and payment of consulting fees related to consummation of the EverInsight Agreement, we received net cash proceeds of approximately $4.655 million.

In August 2020, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. Under the terms of the Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. The underwriter exercised the Over-Allotment Option with respect to 2,243,250 Option Shares (the Exercised Option Shares) and we completed the sale of the Exercised Option Shares, resulting in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the Exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

To satisfy our obligations under the common stock purchase and registration rights agreements that we entered with Lincoln Park Capital Fund (LPC) in March 2020, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). Subsequent to the Commencement Date and through September 30, 2020, we sold 6,301,995 registered shares of our common stock to LPC and received aggregate cash proceeds to us of $2,891,200.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019 (amounts in thousands).

	Three Months Ended September 30,
	2020	2019

Sublicense revenue	$334	$-
Operating expenses:
Research and development	$2,358	$4,205
General and administrative	1,270	1,146
Total operating expenses	3,628	5,351

Loss from operations	(3,294)	(5,351)

Interest income (expense), net	(4)	15

Loss before income taxes	(3,298)	(5,336)
Income taxes	-	-

Net loss	(3,298)	(5,336)
Accrued dividends on Series B Preferred Stock	(347)	(314)
Net loss attributable to common stockholders	$(3,645)	$(5,650)

Revenue

We recognized $334,000 in sublicense revenue pursuant to the EverInsight Agreement in the quarter ended September 30, 2020 compared to none in the quarter ended September 30, 2019. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020 we entered into the EverInsight Agreement, pursuant to which we received a non-dilutive upfront license fee payment of $5.0 million on August 3, 2020. We expect to continue to recognize revenue pursuant to this payment in future periods during our fiscal year ending March 31, 2021 and thereafter, as described in Note 11, referenced previously. While we may potentially receive additional cash payments and royalties in the future under the EverInsight Agreement or the 2016 Bayer Agreement (also described in Note 11, Sublicensing and Collaborative Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report) in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the EverInsight Agreement or the Bayer Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development expense decreased from $4.2 million to $2.4 million for the quarters ended September 30, 2019 and 2020, respectively, primarily due to the completion of the Elevate Study in the fourth calendar quarter of 2019. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased by $2.3 million in the quarter ended September 30, 2020 compared to similar expenses in the quarter ended September 30, 2019. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $122,400 and $167,500 in the quarters ended September 30, 2020 and 2019, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2020	2019

Salaries and benefits	$346	$343
Stock-based compensation	122	167
Consulting and other professional services	63	188
Technology licenses and royalties	168	142
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	220	2,521
PH94B and PH10 development expenses	1,284	670
Stem cell and all other	7	30
	1,511	3,221
Rent	135	132
Depreciation	12	12
All other	1	-

Total Research and Development Expense	$2,358	$4,205

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), or members of our scientific staff between the periods. The increase reflects minor increases in the cost of Company-provided benefits beginning in mid-2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our scientific staff and certain clinical and scientific consultants since August 2018, all earlier outstanding grants having become fully vested and amortized prior to the quarter ended September 30, 2020. Grants awarded after September 30, 2019, including those granted during the quarter ended September 30, 2020, account for approximately $70,000 of expense in the quarter ended September 30, 2020, offset by the expense reduction of approximately $117,000 attributable to certain options granted between June 2016 and August 2018 that became fully vested and amortized during the quarter ended September 30, 2020 or earlier.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Prior year expense included development support payments to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements and analytical services in support of PH94B development which did not recur in the quarter ended September 30, 2020.

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

AV-101 project expense for the quarter ended September 30, 2019 reflects the costs of conducting the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and CRO support services for AV-101 projects for indications other than MDD, as well as expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for the quarter ended September 30, 2020 primarily reflects the cost of certain preclinical studies related to the use of AV-101 in combination with probenecid, certain AV-101 manufacturing stability studies, and costs incurred to finalize the results of the Elevate Study for regulatory submission.

PH94B and PH10 project expenses for the quarters ended September 30, 2020 and 2019 primarily reflect manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for acute treatment of anxiety in patients with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of API and drug product are currently the critical path items for advancing the further clinical development of both PH94B and PH10, with costs for PH94B significantly exceeding those for PH10 in the quarter ended September 30, 2020.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses have been reduced to an insignificant level in the quarter ended September 30, 2020.

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

General and Administrative Expense

General and administrative expense increased modestly to approximately $1.3 million from approximately $1.1 million for the quarters ended September 30, 2020 and 2019, respectively. Noncash general and administrative expense, $337,000 in the quarter ended September 30, 2020, increased from $272,000 in the quarter ended September 30, 2019 primarily due to the current year increase in stock-based compensation and amortization of EverInsight deferred contract acquisition costs offset by the prior year amortization of the fair value of common stock or warrants granted to service providers. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2020	2019

Salaries and benefits	$344	$340
Stock-based compensation	289	226
Board fees and other consulting services	59	46
Legal, accounting and other professional fees	116	90
Investor and public relations	155	197
Insurance	116	88
Travel expenses	-	6
Sublicense contract amortized acquisition expense	31	-
Rent and utilities	87	87
All other expenses	73	66

	$1,270	$1,146

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and immaterial increases in non-officer compensation and the cost of Company-provided benefits beginning in mid-2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since September 2016, all earlier grants having become fully vested and amortized. The single grant made in September 2016 reached fully vested and amortized status during the quarter ended September 30, 2020. Grants awarded after September 30, 2019, including those granted during the quarter ended September 30, 2020, account for approximately $160,000 of expense in the quarter ended September 30, 2020, offset by an expense reduction of approximately $95,000 attributable to certain options granted between September 2016 and August 2018 that became fully vested and amortized during the quarter ended September 30, 2020 or earlier.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors and, in the current year, other consulting service fees related to commercial market analyses of both PH94B and PH10.

Legal, accounting and other professional fees for the quarters ended September 30, 2020 and 2019 includes expenses related to routine legal services as well as accounting services related to the quarterly review of our current year financial statements. In 2020, we incurred additional consulting fees related to revenue recognition accounting for the EverInsight Agreement and, in 2019, we incurred fees attributable to services provided by an international business development consultant.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in 2019, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During the current fiscal year, we have curtailed the number of external service providers engaged in these activities compared to the prior year. Further, in the quarter ended September 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $26,500 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. No such noncash expense was incurred in the quarter ended September 30, 2020.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In the quarter ended September 30, 2019, travel expense reflects limited costs associated with in-person management presentations and meetings held in the U.S. with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts. As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during most of 2020, such meetings have generally occurred remotely without requiring in-person business travel by our executives.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the EverInsight Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the EverInsight Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the EverInsight Agreement. During the quarter ended September 30, 2020, we amortized $31,400 of contract acquisition costs.

Interest and Other Expenses

Interest expense, net totaled $3,900 for the quarter ended September 30, 2020 compared to interest income, net of interest expense of $15,400 for the quarter ended September 30, 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2020	2019

Interest income	$2	$19
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan	(6)	(4)

Interest income (expense), net	$(4)	$15

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of such proceeds in interest-bearing cash equivalent accounts and earned interest income. As a result of the decline in market interest rates during 2020 compared to 2019 and a reduction in the average amount of cash deposited in such accounts, we earned $2,000 of interest on deposited funds in the quarter ended September 30, 2020. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in 2020, interest accrued on our Payroll Protection Program loan.

We recognized $347,200 and $313,800 for the quarters ended September 30, 2020 and 2019, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Comparison of Six Months Ended September 30,2020 and 2019

The following table summarizes the results of our operations for the six months ended September 30, 2020 and 2019 (amounts in thousands).

	Six Months Ended September 30,
	2020	2019

Sublicense revenue	$334	$-
Operating expenses:
Research and development	4,090	8,519
General and administrative	2,660	3,056
Total operating expenses	6,750	11,575

Loss from operations	(6,416)	(11,575)

Interest income (expense), net	(7)	32
Other income	1	-

Loss before income taxes	(6,422)	(11,543)
Income taxes	(3)	(2)

Net loss	(6,425)	(11,545)
Accrued dividend on Series B Preferred Stock	(683)	(616)
Net loss attributable to common stockholders	$(7,108)	$(12,161)

Revenue

We recognized $334,000 in sublicense revenue pursuant to the EverInsight Agreement in the six months ended September 30, 2020 compared to none in the six months ended September 30, 2019. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, in June 2020, we entered into the EverInsight Agreement, pursuant to which we received a non-dilutive upfront license fee payment of $5.0 million in August 2020. We expect to continue to recognize revenue pursuant to this payment in future periods during our fiscal year ending March 31, 2021 and thereafter, as described in Note 11, referenced previously. While we may potentially receive additional cash payments and royalties in the future under the EverInsight Agreement or the 2016 Bayer Agreement (also described in Note 11, Sublicensing and Collaborative Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report) in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the EverInsight Agreement or the Bayer Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development expense decreased from $8.5 million to $4.1 million for the six months ended September 30, 2019 and 2020, respectively, primarily due to the completion of the Elevate Study in the fourth calendar quarter of 2019. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased by $4.8 million in the six months ended September 30, 2020 compared to expense in the six months ended September 30, 2019. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $391,000 and $607,000 in the six months ended September 30, 2020 and 2019, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2020	2019

Salaries and benefits	$694	$683
Stock-based compensation	349	558
Consulting and other professional services	156	324
Technology licenses and royalties	276	309
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	385	5,187
PH94B and PH10 development expenses	1,919	1,094
Stem cell and all other	12	72
	2,316	6,353
Rent	273	268
Depreciation	24	24
All other	2	-

Total Research and Development Expense	$4,090	$8,519

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our CMO, CSO, or members of our scientific staff between the periods. The increase reflects the return from leave of absence of one member of our scientific staff during the quarter ended June 30, 2019 and minor increases in the cost of Company-provided benefits beginning in mid-2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our scientific staff and certain clinical and scientific consultants since June 2016, all earlier outstanding grants having become fully vested and amortized prior to September 30, 2020. Grants awarded after September 30, 2019, including those granted during the six months ended September 30, 2020, account for approximately $171,000 of expense in the six months ended September 30, 2020, offset by an expense reduction of approximately $326,000 attributable to certain options granted between June 2016 and August 2018 that became fully vested and amortized during the six months ended September 30, 2020 or earlier. Stock compensation expense is further reduced in the six months ended September 30, 2020 by approximately $58,000 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in the six months ended September 30, 2020, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Current year expense reflects a reduction of $50,000 in development support payments to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements and an $88,000 reduction in analytical services in support of PH94B and PH10 development compared to the prior year.

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

AV-101 project expense for the six months ended September 30, 2019 reflects the costs of actively conducting the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and CRO support services for AV-101 projects for indications other than MDD, as well as expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for the six months ended September 30, 2020 primarily reflects the cost of certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies, and costs incurred to finalize the results of the Elevate Study for regulatory submission.

PH94B and PH10 project expenses for the six months ended September 30, 2020 and 2019 primarily reflect manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for acute treatment of anxiety in patients with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of API and drug product are currently the critical path items for further advancing the nonclinical and clinical development of both PH94B and PH10, with costs for with costs for PH94B significantly exceeding those for PH10 in the quarter ended September 30, 2020. From time to time, during the six months ended September 30, 2020, production and analytical processes for both of these product candidates have been delayed due to the ongoing COVID-19 pandemic.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses have been reduced to an insignificant level during the six months ended September 30, 2020.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to projected market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information. Following our implementation of ASC 842, the increase in rent expense between periods is primarily related to increases in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative expense decreased to approximately $2.7 million from approximately $3.1 million for the six months ended September 30, 2020 and 2019, respectively. Noncash general and administrative expense, $804,000 in the six months ended September 30, 2020, decreased from $1,044,000 in the six months ended September 30, 2019 primarily due to decreases in stock-based compensation and the noncash components of investor and public relations expense attributable to the amortization of the fair value of common stock or warrants granted to service providers, offset by the amortization of EverInsight deferred contract acquisition costs. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2020	2019

Salaries and benefits	$692	$684
Stock-based compensation	737	898
Board fees and other consulting services	105	92
Legal, accounting and other professional fees	311	369
Investor and public relations	267	501
Insurance	218	170
Travel expenses	4	36
Rent and utilities	177	177
Sublicense contract amortized acquisition expense	31
All other expenses	118	129

	$2,660	$3,056

Salaries and benefits expense is essentially unchanged between periods, reflecting no changes in compensation levels for our CEO, CFO, VP Corporate Development and immaterial increases in non-officer compensation and Company-provided benefits beginning in mid-2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized prior to September 30, 2020. Grants awarded after September 30, 2019, including those granted during the six months ended September 30, 2020, account for approximately $383,000 of expense in the six months ended September 30, 2020, offset by an expense reduction of approximately $444,000 attributable to certain options granted between June 2016 and August 2018 that became fully vested and amortized during the six months ended September 30, 2020 or earlier. Stock compensation expense is further reduced in the six months ended September 30, 2020 by approximately $98,000 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made during the six months ended September 30, 2020, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors and, additionally in the current year, other consulting service fees related to commercial analyses of both PH94B and PH10.

Legal, accounting and other professional fees for the six months ended September 30, 2020 and 2019 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of our prior year financial statements and the quarterly review of our first quarter current year financial statements. In 2020, we incurred additional consulting fees related to revenue recognition accounting for the EverInsight Agreement and, in 2019, we incurred fees attributable to services provided by an international business development consultant.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in 2019, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During the six months ended September 30, 2020, we curtailed the number of external service providers engaged in these activities compared to the prior year. Further, in the six months ended September 30, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $105,900 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. No such noncash expense was incurred in the six months ended September 30, 2020.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In the six months ended September 30, 2019, travel expense reflects costs associated with in-person management presentations and meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our Elevate Study As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during six months ended September 30, 2020, such meetings have occurred remotely without requiring in-person business travel by our executives.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. In implementing ASC 842, we also projected that we would exercise a five-year option to extend our tenancy under the lease when it expires in 2022, which extension would be subject to projected market rent conditions at that time. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report for additional information. Following our implementation of ASC 842, increases or decreases in rent expense between periods are primarily related to changes in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the EverInsight Agreement, composed of the cash payments of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and $125,000 of cash fees and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the EverInsight Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the EverInsight Agreement. During the six months ended September 30, 2020, we have amortized $31,400 of contract acquisition costs.

Interest and Other Expenses

Interest expense, net totaled $7,100 for the six months ended September 30, 2020 compared to interest income, net of interest expense of $31,900 for the six months ended September 30, 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2020	2019

Interest income	$2	$39
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan	(9)	(7)

Interest income (expense), net	$(7)	$32

Following the completion of our underwritten public offering in February 2019, which generated $11.5 million in gross proceeds to us, during the quarter ended June 30, 2019, we deposited a portion of such proceeds in interest-bearing cash equivalent accounts and earned interest income. As a result of the decline in market interest rates during 2020 compared to 2019 and a reduction in the average amount of cash deposited in such accounts, we have earned nominal interest on deposited funds in the six months ended September 30, 2020. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in 2020, interest accrued on our Payroll Protection Program loan.

We recognized $683,000 and $616,300 for the six months ended September 30, 2020 and 2019, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. There have been no conversions of outstanding shares of Series B Preferred stock into shares of our common stock since August 2016.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $99.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

At September 30, 2020, we had cash and cash equivalents of approximately $15.4 million. As described more completely in Note 8, Capital Stock, to our Condensed Consolidated Financial Statements in Part I of this Report, on August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per Share, resulting in gross proceeds to us of $12,500,000. The August 2020 Public Offering closed on August 5, 2020. Under the terms of the Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 Shares (the Option Shares) at a public offering price of $0.80 per share. On August 5, 2020, the underwriter exercised the Over-Allotment Option with respect to 2,243,250 Option Shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020, resulting in additional gross proceeds to us of $1,794,600. Net proceeds to us from the sale of the Shares and the Exercised Option Shares, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the EverInsight Agreement), with EverInsight Therapeutics Inc., (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia, and funded by CBC Group, global venture capital firm. In October 2020 it was announced that EverInsight is to merge with AffaMed Therapeutics, another biopharmaceutical company funded by CBC Group, which as a combined, complementary entity would focus on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Under the terms of the EverInsight Agreement, EverInsight agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. Upon successful development and commercialization of PH94B, we are also eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales in the licensed territory. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the EverInsight Agreement.

As more completely described in Note 8, Capital Stock, to our Condensed Consolidated Financial Statements in Part I of this Report, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement, through September 30, 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200. At September 30, 2020 and through the date of this Report, there are approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement. We have no obligation to sell any additional shares to LPC under the LPC Agreement.

Going Concern

Although the transactions described above have generated approximately $20.0 million in net cash proceeds to us between April 1, 2020 and the date of this Report, we believe it is probable that our cash position at September 30, 2020, which reflects such net proceeds will not be sufficient to fund our planned operations for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern. During the next twelve months, subject to securing appropriate and adequate additional financing, we plan to (i) prepare for and launch a pivotal Phase 3 clinical trial of PH94B for acute treatment of anxiety in adult patients with SAD, (ii) prepare for and launch a small exploratory Phase 2A study of PH94B for acute treatment of adult patients with adjustment disorder, (iii) prepare for and potentially launch small exploratory Phase 2A clinical studies of PH94B in postpartum anxiety, post-traumatic stress disorder and/or pre-procedural (pre-MRI) anxiety, (iv) assess and potentially launch a Phase 1 study of AV-101 in combination with probenecid to enable exploratory Phase 2A development of the combination for treatment of CNS disorders, and (v) conduct several nonclinical studies involving PH94B, PH10 and AV-101. When necessary and advantageous, we plan to raise additional capital through the sale of our equity securities in one or more private placements to accredited investors, public offerings and/or in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the EverInsight Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019 and was used to register the Shares and the Exercised Option Shares sold in the August 2020 Public Offering, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. Further, at September 30, 2020 and through the date of this Report, there are approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement. We have no obligation to sell any additional shares to LPC under the LPC Agreement.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the EverInsight Agreement and the Bayer Agreement that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the EverInsight Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the current COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract manufacturing, research and development, investor and public relations, business development, legal, intellectual property acquisition and protection, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the EverInsight Agreement and the Bayer Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain substantial additional financing on a timely basis when needed in 2021 or thereafter, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  The Condensed Consolidated Financial Statements included in Part I of this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(1,803)	$(8,898)
Net cash used in investing activities	(99)	-
Net cash provided by (used in) financing activities	15,946	(130)

Net increase (decrease) in cash and cash equivalents	14,044	(9,028)
Cash and cash equivalents at beginning of period	1,355	13,100

Cash and cash equivalents at end of period	$15,399	$4,072

The decrease in cash used in operations results primarily from the completion of the Elevate Study, which commenced at the end of the first calendar quarter of 2018 and was completed during the fourth calendar quarter of 2019. Cash used in operations during the six months ended September 30, 2020 was reduced by the August 2020 receipt of the $5.0 million nondilutive upfront payment from EverInsight under the EverInsight Agreement while cash used in nonclinical development and manufacturing advancements related to PH94B and PH10 increased during the current fiscal year compared to the prior year. Cash used in investing activities in the current fiscal year includes approximately $96,000 for the purchase of certain manufacturing equipment acquired for use by our contract development and manufacturing organization in connection with the production of PH94B drug product. The equipment has not yet been fully validated or placed in service at September 30, 2020. Cash provided by financing activities for the six months ended September 30, 2020 primarily reflects net cash proceeds to us from sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement and the Spring 2020 Private Placement, as well as from the issuance of the Payroll Protection Plan note and the exercise of outstanding warrants, net of routine insurance premium financing note and financing lease payments. Cash used in financing activities during the six months ended September 30, 2019 primarily reflects routine insurance premium financing note and financing lease payments.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●
The COVID-19 pandemic has had, and continues to have, an impact on our business, including delays in manufacturing of certain drug substance and drug products;

●
we are a development stage biopharmaceutical company with no current revenues or approved products, and limited experience developing or commercializing new drug, biological and/or regenerative medicine candidates, which makes it difficult to assess our future viability;

●
we depend heavily on the success of our three CNS drug candidates PH94B, PH10 and AV-101, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●
failures or delays in the commencement or completion of our planned clinical trials could delay, prevent or limit our ability to generate revenue and continue our business;

●
we face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations;

●
if we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects;

●
we have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future;

●
we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting;

●
we require additional financing to execute our business plan and continue to operate as a going concern;

●
raising additional capital will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock;

●
if we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted; and

●
other risks and uncertainties, including those described under “ Risk Factors” below.

If we are unable to effectively manage the impact of these and other risks, our ability to operate and execute our business plan would be substantially impaired. In turn, the value of our securities would be materially reduced.

Risk Factors

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

The COVID-19 pandemic has had, and continues to have, an impact on our business, and may have several adverse effects on our business.

In early 2020, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including periodic shelter-in-place orders, social distancing measures, travel bans, precautions and restrictions, and periodic business and government shutdowns have already resulted in significant negative economic impacts on a global basis.

As the COVID-19 pandemic continues to evolve, we cannot at this time accurately predict the potentially diverse effects and impact of these conditions on our ongoing and planned operations, as well as those of our collaborators involved in the production and development of our product candidates. Uncertainties remain as to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and the length and scope of the travel restrictions and periodic business closures imposed by the governments of impacted countries. The continuing impact of the COVID-19 pandemic, or another infectious disease outbreak with similar characteristics, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations and those of our collaborators involved in the production and development of our product candidates. The global COVID-19 pandemic has had an impact on our business, and continuation of the pandemic, or a future outbreak unrelated but similar to the COVID-19 pandemic, may have several adverse effects on our business, results of operations and financial condition.

●
Delayed product development: We have, and may continue to face delays and other disruptions to our ongoing clinical development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the U.S. and elsewhere, which may impact review and approval timelines for our product candidates in various stages of development.  Although we remain focused on advancing our clinical development programs for our current product candidates, our research and development efforts may be impacted if our employees, our contract research organizations (CROs), our third-party contract development and manufacturing organizations (CDMOs) or other collaborators involved with the development of our drug candidates have reductions in force or are advised to continue to work remotely as part of social distancing measures or other protective measures necessitated by the COVID-19 pandemic.

●
Negative impacts on our suppliers, manufacturers and employees : COVID-19 or similar infectious diseases has impacted and may in the future impact the health of our employees, as well as our collaborators, including but not limited to our contractors, suppliers, CROs or CDMOs, or reduce the availability of our workforce or the workforce of one or more of the companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical ingredient (API or drug substance) and formulated drug product required to advance development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events in the future, which may result in a significant, material delay of or disruption to our clinical development programs, and our operations. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

In addition, we anticipate that certain of our product candidates, including PH94B and PH10, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

We have been granted Fast Track designation from the FDA for development of PH94B for the treatment of social anxiety disorder (SAD) and AV-101 for the adjunctive treatment of major depressive disorder (MDD) and for the treatment of neuropathic pain (NP). However, these designations may not actually lead to faster development or regulatory review or approval processes for PH94B or AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for PH94B or AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

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

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. In December 2019, the FDA granted Fast Track designation for development of PH94B for the treatment of SAD. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for PH94B or AV-101 and the FDA may withdraw Fast Track designation of PH94B or AV-101 if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for PH94B, PH10 and AV-101 as a treatment option for other CNS indications,. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe PH94B, PH10, AV-101 or other product candidates may be eligible for this designation, we cannot be sure that the FDA will grant it.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if one or more of the future Phase 3 clinical trials of PH94B for acute treatment of anxiety in adults with SAD, any future clinical study of AV-101 or a future Phase 2 clinical trial of PH10 for MDD fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

For example, the results of planned clinical trials have been affected by supply chain disruptions experienced by certain of our CDMOs as a result of the ongoing COVID-19 pandemic. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites related to the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned nonclinical and clinical trials.

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of PH94B, PH10 or AV-101.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were observed in any clinical trials of any of our product candidates to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101, are observed in any future clinical trials, including investigator-sponsored clinical trials, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder or phobia. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, for treatment of any CNS indication, we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

If we are unable to establish sales and marketing capabilities on our own or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate any revenue.

We do not currently have any internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not create such internal capabilities in the foreseeable future. Therefore, to market our product candidates, if approved by the FDA or any other regulatory body, we must establish internal capabilities related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates, or make contractual arrangements with third parties to perform services, prior to market approval. If we are unable to establish adequate such sales, marketing and distribution capabilities on our own, or if we are unable to do so contractually on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we receive marketing approval for our product candidates, our product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our product candidates, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

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

If our product candidates are determined to cause undesirable side effects and safety concerns we or regulatory authorities may interrupt, delay or halt nonclinical studies and clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities.

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

The pharmaceutical industry is highly competitive. There are many public and private pharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of product candidates that may be similar to and compete with our product candidates or address similar markets. It is probable that the number of companies seeking to develop product candidates similar to and competitive with our product candidates will increase in the future.

Currently, management is unaware of any FDA-approved rapid-onset, acute treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as our PH94B. Also, management is currently unaware of any FDA-approved oral treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered PH10 or our orally-administered AV-101 in combination with probenecid. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other CNS indications for which PH10 or AV-101 in combination with probenecid may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD.

With respect to PH94B and current treatment options for SAD in the U.S., our competition may include, but is not limited to, current generic oral antidepressants approved by the FDA for treatment of SAD, as well as certain classes of drugs prescribed on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol. In the field of new generation, oral treatments for adult patients with MDD, we believe our principal competitors may be Axsome, Alkermes, Relmada and Sage. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered esketamine.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen. With respect to PH10 and AV-101 in combination with probenecid for treatment of depression disorders, including MDD, and AV-101 in combination with probenecid for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop drug candidates for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.   Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the License and Collaboration Agreement we entered into with EverInsight Therapeutics, Inc. in June 2020 for the development and commercialization of PH94B in several key Asian markets.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter, including the EverInsight Agreement and/or the Bayer Agreement. However, our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party in the territories included in the licenses.

We face significant competition in seeking appropriate collaborators. Whether we reach additional definitive agreements for collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of nonclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential markets for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates with commercial and therapeutic potential. We may fail to pursue additional development opportunities for PH94B, PH10 or AV-101, or identify additional product candidates for clinical development and commercialization for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we currently have limited financial and management resources, we necessarily focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of PH94B, PH10 and AV-101, with additional limited focus on NCE drug rescue and, through a third-party collaboration with Bayer AG, regenerative medicine. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for PH94B, PH10 and/or AV-101 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Business development and research and development programs designed to identify, acquire or license additional product candidates, or, as the case may be, produce NCEs require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed or NCEs are ultimately identified and produced.

In addition, we do not have a sales or marketing infrastructure, and we, including our executive officers, do not currently have any significant pharmaceutical sales, marketing or distribution experience. We may seek to collaborate with others to develop and commercialize PH94B, PH10, AV-101, and/or other product candidates if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute PH94B, PH10, AV-101, or other product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have limited operating history with respect to drug development, including our anticipated focus on the identification and acquisition of additional product candidates or the assessment of potential NCEs and no operating history with respect to the production of NCEs, and we may never be able to produce a NCE.

If we are unable to develop and commercialize PH94B, PH10, AV-101 or acquire or license additional product candidates, or produce suitable NCEs using VistaStem’s technology, we may not be able to generate sufficient revenues to execute our business plan, which likely would result in significant harm to our financial position and results of operations, which could adversely impact our stock price.

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

If CardioSafe 3D fails to predict accurately and efficiently the cardiac effects, both toxic and nontoxic, of potential NCEs, then VistaStem’s programs will be adversely affected.

Success of our subsidiary, VistaStem, is partly dependent on its ability to use CardioSafe 3D to identify and predict, accurately and efficiently, the potential toxic and nontoxic cardiac effects of potential NCEs. If CardioSafe 3D is not capable of providing physiologically relevant and clinically predictive information regarding human cardiac biology, our business may be adversely affected.

CardioSafe 3D may not be meaningfully more predictive of the behavior of human cells than existing methods.

Each potential future program undertaken by VistaStem and focused on producing a NCE will be highly dependent upon CardioSafe 3D being more accurate, efficient and clinically predictive than long-established surrogate safety models, including animal cells and live animals, and immortalized, primary and transformed cells, currently used by pharmaceutical companies and others. We cannot give assurance that CardioSafe 3D will be more efficient or accurate at predicting the heart safety of potential NCEs than the testing models currently used. If CardioSafe 3D fails to provide a meaningful difference compared to existing or new models in predicting the behavior of human heart, respectively, VistaStem’s NCE-focused activities will be limited and our business may be adversely affected.

We may invest in producing NCEs for which there proves to be no demand.

To generate revenue from VistaStem’s NCE-focused activities, we must produce proprietary NCEs for which there proves to be demand within the healthcare marketplace, and, if we intend to out-license a particular NCE for development and commercialization prior to market approval, then also among pharmaceutical companies and other potential collaborators. However, we may produce NCEs for which there proves to be no or limited demand in the healthcare market and/or among pharmaceutical companies and others. If we misinterpret market conditions, underestimate development costs and/or seek to rescue the wrong drug rescue candidates, we may fail to generate sufficient revenue or other value, on our own or in collaboration with others, to justify our investments, and our business may be adversely affected.

We may experience difficulty in producing human cells and our future stem cell technology research and development efforts may not be successful within the timeline anticipated, if at all.

VistaStem’s hPSC technology is technically complex, and the time and resources necessary to develop various human cell types and customized bioassay systems, although not significant at present, are difficult to predict in advance. We might decide to devote significant additional personnel and financial resources to research and development activities designed to expand our focus on potential small molecule NCEs and explore potential applications of our stem cell technology platform for RM. In particular, we may conduct exploratory nonclinical RM programs involving blood, bone, cartilage, and/or liver cells. Although we and our third-party collaborators have developed proprietary protocols to produce multiple differentiated cell types, we could encounter difficulties in differentiating and producing sufficient quantities of particular cell types, even when following these proprietary protocols. These difficulties could result in delays in production of certain cells, assessment of certain NCEs, design and development of certain human cellular assays and performance of certain exploratory nonclinical RM studies. In the past, our stem cell research and development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating hPSCs into heart and liver cells. Although we have overcome such difficulties in the past, we may have similar delays in the future, and we may not be able to overcome them or obtain any benefits from our future stem cell technology research and development activities. Any delay or failure by us, for example, to produce functional, mature blood, bone, cartilage, and liver cells could have a substantial and material adverse effect on our potential drug discovery, drug rescue and RM business opportunities and results of operations.

Restrictions on research and development involving human embryonic stem cells and religious and political pressure regarding such stem cell research and development could impair our ability to conduct or sponsor certain potential collaborative research and development programs and adversely affect our prospects, the market price of our common stock and our business model.

Some of our research and development programs may involve the use of human cells derived from our controlled differentiation of human embryonic stem cells (hESCs). Some believe the use of hESCs gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to differentiation of hESCs may become the subject of adverse commentary or publicity, which could significantly harm the market price of our common stock. Although now substantially less so than in years past, certain political and religious groups in the U.S. and elsewhere may voice opposition to hESC technology and practices. We may use hESCs derived from excess fertilized eggs that have been created for clinical use in in vitro fertilization (IVF) procedures and have been donated for research purposes with the informed consent of the donors after a successful IVF procedure because they are no longer desired or suitable for IVF. Certain academic research institutions have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of future collaborative research opportunities with such institutions, thereby potentially impairing our ability to conduct certain research and development in this field that we believe is necessary to expand the capabilities of our technology, which could have a material adverse effect on our business.

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

We may use both hESCs and induced pluripotent stem cells (iPSCs) to produce human cells for our customized in vitro assays for drug discovery and drug rescue purposes. However, we anticipate that our future exploratory research and development, if any, focused on potential RM applications of our stem cell technology platform primarily will involve iPSCs. With respect to iPSCs, we believe scientists are still somewhat uncertain about the clinical utility, life span, and safety of such cells, and whether such cells differ in any clinically significant ways from hESCs. If we discover that iPSCs will not be useful for whatever reason for potential regenerative medicine programs, this would negatively affect our ability to explore expansion of our platform in that manner, including, in particular, where it would be preferable to use iPSCs to reproduce rather than approximate the effects of certain specific genetic variations.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $20.8 million and $24.6 million during our fiscal years ended March 31, 2020 and 2019, respectively, and a net loss of approximately $6.4 million during the six months ended September 30, 2020. At September 30, 2020, we had an accumulated deficit of approximately $208.3 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through September 30, 2020, we have generated approximately $22.7 million in revenues, consisting of receipt of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the EverInsight Agreement during the quarter ended September 30, 2020, the majority of which has been recognized as deferred revenue at that date, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

If our pivotal Phase 3 studies of PH94B for the acute treatment of anxiety in adults with SAD are successful, unless we enter into a contractual arrangement for the commercialization of PH94B in the U.S., we expect to incur significant sales and marketing costs as we prepare to commercialize PH94B on our own in the U.S.. Even if we initiate and successfully complete pivotal clinical trials of PH94B and our other product candidates, and all of our product candidates are approved for commercial sale, and despite expending substantial capital for sales and marketing costs, PH94B and our other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

Since our inception, a substantial portion of our resources have been dedicated to research and development of AV-101 and VistaStem’s stem cell technology platform. In particular, (i) for AV-101, we have expended substantial resources on research and development of methods and processes relating to the production of API and drug product, IND-enabling preclinical studies, Phase 1 clinical safety studies, and a Phase 2 clinical study completed in 2019 and (ii) for VistaStem, development of CardioSafe 3D and cardiac stem cell technology for potential RM applications licensed in connection with the Bayer Agreement. In addition, beginning in 2018, we have expended a considerable portion of our resources for research, development, manufacturing and regulatory expenses related to the development and production of PH94B and PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing our product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At September 30, 2020, we had cash and cash equivalents of approximately $15.4 million. We do not believe this amount, absent additional financing, is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report. During the next twelve months, subject to securing appropriate and adequate additional financing, we plan seek capital to (i) prepare for and launch a pivotal Phase 3 clinical trial of PH94B for acute treatment of anxiety in adult patients with SAD, (ii) prepare for and launch a small exploratory Phase 2A study of PH94B for acute treatment of adult patients with adjustment disorder, (iii) prepare for and potentially launch small exploratory Phase 2A clinical studies of PH94B in postpartum anxiety, post-traumatic stress disorder and/or pre-procedural (i.e pre-MRI) anxiety, (iv) assess and potentially launch a Phase 1 study of AV-101 in combination with probenecid to enable exploratory Phase 2A development of the combination for treatment of CNS disorders, (v) conduct several nonclinical studies involving PH94B, PH10 and AV-101. and (vi) to fund our internal operations.

Further, although we received the $5 million non-dilutive cash upfront payment under the EverInsight Agreement in August 2020 and expect to recognize that amount as revenue in future periods, we have no other recurring source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize, on our own or through a future collaboration, one or more of our product candidates.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur costs associated with other development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements. We have completed in the past, and are currently considering a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may pursue and complete additional financing arrangements in the future. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans and requirements, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our future capital requirements may depend on many factors, including:

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

 Current volatile and/or recessionary economic conditions in the U.S. or abroad could adversely affect our business or our access to capital markets in a material manner.

To date, our principal sources of capital used to fund our development programs and other operations have been the net proceeds we received from sales of equity securities, as described herein. We have and will continue to use significant capital for the development and commercialization of our product candidates, and, as such, we expect to seek additional capital from future issuance(s) of our securities, which may consist of issuances of equity and/or debt securities, to fund our planned operations.

Accordingly, our results of operations and the implementation of both our short-term and long-term business plan could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current COVID-19 pandemic. The most recent global financial crisis caused by COVID-19 has resulted in extreme volatility and disruptions in the capital and credit markets. A prolonged economic downturn could result in a variety of risks to our business and may have a material adverse effect on us, including limiting or restricting our ability to access capital on favorable terms, or at all, which would limit our ability to obtain adequate financing to maintain our operations.

We received funds from the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act, which funds must be repaid if we do not meet the criteria for forgiveness established by the U.S. Small Business Administration.

On April 22, 2020, we entered into a note payable agreement, pursuant to which we received net proceeds of approximately $224,000 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). The PPP Loan provides working capital to us and matures on April 22, 2022. Under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest are deferred until at least October 22, 2020. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The CARES Act (including subsequent guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. We submitted our request for forgiveness of the PPP Loan to the SBA on September 23, 2020. Although no assurances can be given, we currently believe that we will be able to satisfy the applicable requirements for forgiveness of the PPP Loan and expect that the PPP Loan will be forgiven.

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

We intend to continue to pursue private and public equity offerings, debt financings, strategic collaborations and licensing arrangements during 2020 and beyond. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

As of March 31, 2020, we had federal and state net operating loss carryforwards of approximately $125.1 million and $64.1 million, respectively, which have begun to expire in fiscal 2021 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

General Company-Related Risks

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer, and Chief Financial Officer as well as our other employees, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have nine full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceuticals field is intense. We will need to hire additional personnel to expand our administrative, research and development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

As we seek to advance development of our product candidates, we may need to expand our research and development capabilities and/or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research and development efforts effectively and hire, train and integrate additional management, administrative, commercial and technical personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the Company.

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

While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for PH94B, PH10, AV-101 or other product candidates could result in substantial delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

The current political environment in the U.S. has led many incumbents and political candidates to propose various measures to reduce the prices for pharmaceuticals. As a result of the U.S. presidential 2020 elections, it is likely that these proposals will receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent portfolio with respect to our product candidates, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may be granted cannot be predicted with certainty.

Our ability to obtain valid and enforceable patents depends, among other factors, on whether the differences between our technology and the prior art allow our inventions to be patentable over relevant prior art. Such prior art includes, for example, scientific publications, investment blogs, granted patents and published patent applications. Patent uncertainty cannot be eliminated because of the potential existence of other prior art, about which we are currently unaware, that may be relevant to our patent applications and patents and that may prevent a pending patent application from being granted or result in an issued patent being held invalid or unenforceable. Moreover, the relevant standards for granting and reviewing patents varies among countries in which we pursue patents.

In addition, some patent-related uncertainty exists because of the challenge in finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as do certain of our product candidates or that were evaluated in early (often pre-clinical) studies that did not progress to regulatory approval. In addition, even some reports in the trade press and public announcements made by us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to the filing of our initial AV-101 patent application, which describes unit doses for a then future study, but does not mention treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in two continuation depression-related AV-101 patent applications that have similar claims and the USPTO did not make further rejection based on that post. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to have satisfied the relevant disclosure obligations.

In the event any previously published prior art is deemed to be invalidating prior art, it may cause certain of our issued patents to be invalid and/or unenforceable, which would cause us to lose at least part, and perhaps all, of the patent protection on relevant product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

For PH94B, PH10 and certain stem cell technologies, we are a party to a number of license agreements under which we are granted rights to intellectual properties that are or could become important to our business. Our existing license agreements impose, and we expect that any future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

We have entered into several licenses, both in-license agreements and out-license agreements, to support and leverage our various stem cell technology-related programs. We may enter into additional license(s) to third-party intellectual property that are necessary or useful to our business. Our current licenses, and any future licenses that we may enter into, impose various royalty payments, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, our licensor(s) may allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensor(s) may decide to terminate our license at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

In the U.S., depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension if the active ingredient of PH94B, PH10 or AV-101 is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval.

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

With regard to our stem cell technology, if, instead of identifying a potential NCE candidate based on information available to us in the public domain, we seek to in-license a NCE candidate from biotechnology, medicinal chemistry and pharmaceutical companies, academic, governmental and nonprofit research institutions, including the NIH, or other third parties, there can be no assurances that we will obtain material ownership or economic participation rights over intellectual property we may derive from such licenses or similar rights to the NCEs that we may produce and develop. If we are unable to obtain ownership or substantial economic participation rights over intellectual property related to NCEs we produce and develop, our business may be adversely affected.

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

On April 17, 2020, in response to the extraordinary market conditions caused by the COVID-19 pandemic, Nasdaq instituted a longer period of time for companies such as ours to regain compliance with certain continued listing requirements, including the Bid Price Rule. As a result, we were granted until October 12, 2020 to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by October 12, 2020, however we notified Nasdaq in writing of our intent to cure the deficiency during a second compliance period. On October 13, 2020, Nasdaq notified us that based on our satisfaction of the remaining Nasdaq Capital Market listing requirements and our statement of intent to cure the bid price deficiency, Nasdaq had granted us a second 180-day compliance period, or through April 12, 2021, in which to regain compliance. If we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is likely to remain highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	volatility resulting from uncertainty and general economic conditions caused by the ongoing COVID-19 pandemic;

●	plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

●	the failure of the FDA or other regulatory authority to approve our product candidates;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	the success or failure of other CNS therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	announcements regarding our intellectual property portfolio;

●	failure of our product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales or purchases of large blocks of our common stock, including sales or purchases by our executive officers, directors and significant stockholders;

●	establishment of short positions by holders or non-holders of our stock or warrants;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at September 30, 2020; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.2 million shares remain issued and outstanding at September 30, 2020; and (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at September 30, 2020. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

  Dated: November 12, 2020