Form 10-Q
period 2020-12-31
VistaGen Therapeutics, Inc.
filed 2021-02-11
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020
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

As of February 11, 2021, 141,694,413 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2020

-i-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2020	2020
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$104,331,100	$1,355,100
Prepaid expenses and other current assets	547,500	225,100
Deferred contract acquisition costs - current portion	116,900	-
Total current assets	104,995,500	1,580,200
Property and equipment, net	382,200	209,600
Right of use asset - operating lease	3,312,100	3,579,600
Deferred offering costs	241,300	355,100
Deferred contract acquisitions cost - non-current portion	292,200	-
Security deposits and other assets	47,800	47,800
Total assets	$109,271,100	$5,772,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$776,400	$1,836,600
Accrued expenses	507,200	561,500
Current notes payable	98,400	56,500
Deferred revenue - current portion	1,244,000	-
Operating lease obligation - current portion	351,500	313,400
Financing lease obligation - current portion	3,600	3,300
Total current liabilities	2,981,100	2,771,300

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	5,923,700	5,011,800
Deferred revenue - non-current portion	3,108,400	-
Operating lease obligation - non-current portion	3,446,900	3,715,600
Financing lease obligation - non-current portion	300	3,000
Total non-current liabilities	12,479,300	8,730,400
Total liabilities	15,460,400	11,501,700

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and March 31, 2020:
Series A Preferred, 500,000 shares authorized, issued and outstanding at December 31, 2020 and March 31, 2020	500	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2020 and March 31, 2020; 1,131,669 shares
and 1,160,240 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	1,100	1,100
Series C Preferred; 3,000,000 shares authorized at December 31, 2020 and March 31, 2020; 2,318,012 shares
issued and outstanding at September 30, 2020 and March 31, 2020	2,300	2,300
Series D Preferred; 2,000,000 shares and no shares authorized, issued and outstanding at December 31, 2020
and March 31, 2020, respectively	2,000	-
Common stock, $0.001 par value; 175,000,000 shares authorized at December 31, 2020 and March 31, 2020;
138,800,137 and 49,348,707 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	138,800	49,300
Additional paid-in capital	311,264,800	200,092,800
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2020 and March 31, 2020	(3,968,100)	(3,968,100)
Accumulated deficit	(213,630,700)	(201,907,400)
Total stockholders’ equity (deficit)	93,810,700	(5,729,400)
Total liabilities and stockholders’ equity (deficit)	$109,271,100	$5,772,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in dollars, except share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Sublicense revenue	$313,600	$-	$647,600	$-
Total revenues	313,600	-	647,600	-
Operating expenses:
Research and development	3,496,100	3,014,500	7,585,500	11,533,600
General and administrative	2,116,800	2,948,300	4,776,900	6,004,500
Total operating expenses	5,612,900	5,962,800	12,362,400	17,538,100
Loss from operations	(5,299,300)	(5,962,800)	(11,714,800)	(17,538,100)
Other income (expenses), net:
Interest income (expense), net	600	1,500	(6,500)	33,400
Other income	-	-	600	-
Loss before income taxes	(5,298,700)	(5,961,300)	(11,720,700)	(17,504,700)
Income taxes	-	(200)	(2,600)	(2,600)
Net loss and comprehensive loss	$(5,298,700)	$(5,961,500)	$(11,723,300)	$(17,507,300)

Accrued dividends on Series B Preferred stock	(353,600)	(321,800)	(1,036,600)	(938,100)

Net loss attributable to common stockholders	$(5,652,300)	$(6,283,300)	$(12,759,900)	$(18,445,400)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.07)	$(0.15)	$(0.19)	$(0.43)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	81,086,105	43,158,889	66,551,962	42,802,256

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Dollars)
	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,723,300)	$(17,507,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,300	77,600
Stock-based compensation	1,815,900	3,088,700
Expense related to modification of warrants	-	826,900
Amortization of fair value of common stock issued for services	-	92,100
Amortization of fair value of warrants issued for services	-	13,800
Changes in operating assets and liabilities:
Receivable from supplier	-	300,000
Prepaid expenses and other current assets	(200)	56,200
Right of use asset - operating lease	267,500	249,400
Operating lease liability	(230,700)	(196,300)
Deferred sublicense revenue, net of deferred contract acquisition costs	4,068,300	-
Accounts payable and accrued expenses	(1,066,400)	(178,900)
Net cash used in operating activities	(6,791,600)	(13,177,800)

Cash flows from property and investing activities:
Purchases of manufacturing and other equipment	(249,900)	-
Net cash used in investing activities	(249,900)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and Series D Preferred stock	93,675,100	-
Net proceeds from issuance of common stock and warrants, including Units	12,974,900	650,000
Net proceeds from exercise of warrants	808,500	410,000
Proceeds from sale of warrants	-	300,000
Net proceeds from sale of common stock under equity line	2,841,600	-
Proceeds from issuance of note under Payroll Protection Plan	224,400	-
Repayment of capital lease obligations	(2,400)	(2,200)
Repayment of notes payable, including Payroll Protection Plan note	(504,600)	(217,000)
Net cash provided by financing activities	110,017,500	1,140,800
Net increase (decrease) in cash and cash equivalents	102,976,000	(12,037,000)
Cash and cash equivalents at beginning of period	1,355,100	13,100,300
Cash and cash equivalents at end of period	$104,331,100	$1,063,300

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$322,200	$230,200
Accrued dividends on Series B Preferred	$1,036,600	$939,100
Accrued dividends on Series B Preferred settled upon conversion by issuance
of common stock	$124,600	$-

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2020
(Unaudited)
(Amounts in Dollars, except share amounts)

											Additional			Total Stockholders'
'	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(302,500)	-	-	(302,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,063,000	-	-	1,063,000

Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	(6,209,900)	(6,209,900)

Balances at June 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	42,758,630	$42,800	$192,890,400	$(3,968,100)	$(187,343,300)	$1,625,800

Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(313,800)	-	-	(313,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	393,500	-	-	393,500

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	(5,335,900)	(5,335,900)

Balances at September 30, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	42,758,630	$42,800	$192,970,100	$(3,968,100)	$(192,679,200)	$(3,630,400)

Proceeds from sale of units of common stock and warrants for cash in private placement	-	-	-	-	-	-	-	-	650,000	600	649,400	-	-	650,000
Proceeds from sale of warrants in private placement	-	-	-	-	-	-	-	-	-	-	300,000	-	-	300,000
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	820,000	800	409,200	-	-	410,000
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(321,800)	-	-	(321,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,632,200	-	-	1,632,200
Increase in fair value attributed to warrant modifications and additional warrants issued	-	-	-	-	-	-	-	-	-	-	826,900	-	-	826,900

Net loss for the quarter ended December 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	(5,961,500)	(5,961,500)

Balances at December 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	44,228,630	$44,200	$196,466,000	$(3,968,100)	$(198,640,700)	$(6,094,600)

(Continued on next page)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2020
(Unaudited)
(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants for cash in private placement	-	-	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for warrant shares	-	-	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	55,937,472	$55,900	$203,330,700	$(3,968,100)	$(205,034,200)	$(5,611,700)

Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	228,000	200	113,800	-	-	114,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	100,000	100	49,200	-	-	49,300
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(347,200)	-	-	(347,200)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	410,900	-	-	410,900
														-
Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,297,800)	(3,297,800)

Balances at September 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	74,133,722	$74,100	$216,444,600	$(3,968,100)	$(208,332,000)	$4,222,600

Net proceeds from sale of common stock and Series D Preferred stock in public offering	-	-	-	-	-	-	2,000,000	2,000	63,000,000	63,000	93,582,900	-	-	93,647,900
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,447,782	1,400	722,500	-	-	723,900
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(353,600)	-	-	(353,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	730,400	-	-	730,400
Conversion of Series B Preferred stock to common and payment of accrued dividends in common stock	-	-	(28,571)	(100)	-	-	-	-	188,633	200	124,500	-	-	124,600
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	30,000	100	13,500	-	-	13,600
Net loss for the quarter ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(5,298,700)	(5,298,700)

Balances at December 31, 2020	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	2,000,000	$2,000	138,800,137	$138,800	$311,264,800	$(3,968,100)	$(213,630,700)	$93,810,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for anxiety, depression and other central nervous system (CNS) disorders. Our pipeline includes three CNS product candidates, PH94B, PH10 and AV-101, each with a differentiated potential mechanism of action, favorable safety results observed in all clinical studies to date, and therapeutic potential in multiple CNS indications. We are currently preparing PH94B for a pivotal Phase 3 clinical study as a potential acute treatment of anxiety in adults with social anxiety disorder (SAD). We are also planning for several small exploratory Phase 2A studies in adult patients experiencing adjustment disorder, pre-procedural anxiety, postpartum anxiety and post-traumatic stress disorder. PH10 has completed a successful exploratory Phase 2A study for the treatment of major depressive disorder (MDD). We are currently preparing for planned Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD. In several clinical studies, AV-101 was shown to be orally bioavailable and was well-tolerated. Based on successful these clinical studies and several preclinical studies, we are currently planning to pursue Phase 1B, and, if successful, subsequent Phase 2A, clinical development of AV-101 in combination with probenecid for treatment of CNS indications involving the N-methyl-D-aspartate receptor (NMDAR). Additionally, our wholly owned subsidiary, VistaGen Therapeutics, Inc., d/b/a VistaStem, a California corporation (VistaStem), has pluripotent stem cell technology focused on assessing and developing small molecule new chemical entities (NCEs) for our CNS pipeline, or for out-licensing, by utilizing CardioSafe 3D, VistaStem’s customized human heart cell-based cardiac bioassay system. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for multiple large and growing neuropsychiatry and neurology markets worldwide where current treatments are inadequate to meet the needs of millions of patients.

Our Product Candidates

We believe that PH94B has the potential to be a first-in-class neuroactive steroid nasal spray for use in a wide range of indications involving anxiety or phobia. Designed to be self-administered in microgram level doses, PH94B does not require systemic uptake and distribution to produce rapid-onset anti-anxiety effects and has demonstrated a favorable safety profile in all clinical studies to date. We are initially developing PH94B as a potential fast-acting, non-sedating acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for a broad range of anxiety disorders, including adjustment disorder, postpartum anxiety, post-traumatic stress disorder, pre-procedural anxiety, panic and others. The U.S. Food and Drug Administration (FDA) has granted Fast Track designation for development of PH94B for the acute treatment of SAD.

PH10 is an innovative investigational neuroactive steroid nasal spray designed to have rapid-onset and therapeutic potential in several neuropsychiatric indications involving depression. Self-administered in microgram level doses, PH10 does not require systemic uptake and distribution to produce rapid-onset antidepressant effects. Following completion of a successful exploratory Phase 2A clinical study, we are preparing for a planned Phase 2B clinical study of PH10 as a stand-alone treatment of MDD. With its rapid-onset pharmacology, lack of systemic exposure at clinical doses administered to-date and favorable safety results observed in all clinical studies to date, we believe PH10 has potential to be a new stand-alone treatment for several additional depression disorders.

AV-101 (4-Cl-KYN) is a potentially novel, investigational prodrug designed to be orally administered and to target the NMDAR, an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101’s active metabolite, 7-chloro-kynurenic acid (7-Cl-KYNA), has been observed to be a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR, but does not block NMDAR function like ketamine and other NMDAR antagonists. At doses administered to-date, AV-101 has been observed in clinical trials to be orally bioavailable, well-tolerated and not cause dissociative or hallucinogenic psychological side effects or safety concerns similar to those that may be caused by other NMDAR antagonists. In light of these and findings from a wide range of preclinical studies, we believe that AV-101, in combination with FDA-approved probenecid, has potential to become a new oral treatment alternative for multiple large CNS markets. We are currently preparing to evaluate AV-101’s therapeutic potential in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

VistaStem is applying pluripotent stem cell (hPSC) technology and CardioSafe 3D, our customized cardiac bioassay system, to discover and develop novel, investigational small molecule NCEs for our CNS pipeline or for out-licensing.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2020 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2021, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $213.6 million accumulated from inception (May 1998) through December 31, 2020. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through December 31, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $193.6 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

As described more completely in Note 8, Capital Stock, in December 2020, we entered into an underwriting agreement (the December 2020 Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock, par value $0.001 per share (Common Stock) at a public offering price of $0.92 per share and 2,000,000 shares of a newly issued series of convertible preferred stock (Series D Preferred) and, together with the Common Stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. Net proceeds to us from the securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $93.6 million.

As also described more completely in Note 8, Capital Stock, in August 2020, we entered into an underwriting agreement (the August 2020 Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. Under the terms of the August 2020 Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 shares of common stock at a public offering price of $0.80 per share. The underwriter exercised the Over-Allotment Option with respect to 2,243,250 shares (the Exercised Option Shares), resulting in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the EverInsight Agreement), with EverInsight Therapeutics Inc., (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia, and funded by CBC Group, a global healthcare-focused venture capital firm. Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, also funded by CBC Group, which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the terms of the AffaMed Agreement, AffaMed agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. Upon successful development and commercialization of PH94B in AffaMed’s territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales in the licensed territory. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the AffaMed Agreement.

Additionally, as described in Note 8, Capital Stock, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200. We have not sold any shares of our common stock pursuant to the Lincoln Park Agreement since July 2020.

As also described in Note 8, Capital Stock, during December 2020, certain holders of outstanding warrants exercised such warrants to purchase an aggregate of 1,447,782 shares of our common stock and we received cash proceeds of $723,900 from such exercises. As disclosed in Note 12, Subsequent Events, since December 31, 2020, holders of outstanding warrants have exercised warrants to purchase an additional 2,941,027 shares of our common stock and we have received cash proceeds of approximately $2.86 million.

Liquidity and Capital Resources

As a clinical-stage biopharmaceutical company, we have historically financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities. During the nine months ended December 31, 2020, we generated approximately $114.8 million in net cash proceeds from the transactions described above. As of December 31, 2020, we had cash and cash equivalents of approximately $104.3 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, removing earlier doubt regarding our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) prepare for and launch two pivotal Phase 3 clinical trials of PH94B for acute treatment of anxiety in adult patients with SAD, one in North America and another globally, (ii) prepare for and launch a small exploratory Phase 2A study of PH94B for acute treatment of adult patients with adjustment disorder, (iii) prepare for and potentially launch small exploratory Phase 2A clinical studies of PH94B in postpartum anxiety, post-traumatic stress disorder and/or pre-procedural (i.e. pre-MRI) anxiety, (iv) assess and potentially launch a Phase 1B study of AV-101 in combination with probenecid to enable exploratory Phase 2A development of the combination for treatment of CNS disorders, and (v) conduct several nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for the next twelve months, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMedAgreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019 and was used to register the securities sold in the December 2020 Public Offering and the shares of common stock and the Exercised Option Shares sold in the August 2020 Public Offering, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. Further, at December 31, 2020 and through the date of this Report, there are approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement. We have no obligation to sell any additional shares to Lincoln Park under the LPC Agreement.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement and the Bayer Agreement (defined in Note 11, below) to provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the AffaMed Agreement and/or the Bayer Agreement (defined in Note 11, below) will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

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

Revenue Recognition

We generate revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We expect that our primary source of revenue beginning in the quarter ended September 30, 2020 will be from the AffaMed Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. We also have the Bayer Agreement, pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, also described in Note 11, Sublicensing and Collaborative Agreements, as a potential revenue generating arrangement.

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

Collaboration arrangements can have several promised goods or services including a license for our intellectual property, product supply and development and regulatory services. When the customer could not obtain the intended benefit of the contract from a promised good or service without one or more other promises in the contract, the promise is determined to be not distinct in the context of the contract and is combined with other promises until the combined promises are distinct to identify performance obligations. We have determined that the AffaMed Agreement includes a single combined performance obligation that includes both the license to intellectual property and development and regulatory services.

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

Allocation of Consideration

As part of the accounting for collaboration arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The transaction price is allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and satisfaction of the performance obligations. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant Company-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations. Since the AffaMed Agreement includes a single combined performance obligation that is not distinct, there is no allocation of consideration.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under collaboration arrangements and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time using an output or input method. For performance obligations that are a combination of licenses to intellectual property and interdependent services, the nature of the combined performance obligation is considered when determining the method and measure of progress that best represents the satisfaction of the performance obligation. For the single combined performance obligation of the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B.

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At December 31, 2020, we have recorded deferred revenue of $4,352,400. The following table presents changes in our contract liabilities for the nine months ended December 31, 2020 (in thousands):

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	December 31, 2020
Deferred Revenue - current portion	$-	$1,244,000	$-	$1,244,000
Deferred Revenue - non-current portion	-	3,756,000	(647,600)	3,108,400
Total	$-	$5,000,000	$(647,600)	$4,352,400

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three and nine months ended December 31, 2020 and 2019, we recognized the following revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the
beginning of the fiscal year:
Performance obligations satisfied	$-	$-	$-	$-
New activities in the fiscal year:
Performance obligations satisfied	313,600	-	647,600	-

	$313,600	$-	$647,600	$-

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely as a result of obtaining the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense has been included in general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss. In the three and nine months ended December 31, 2020, we amortized $29,500 and $60,900, respectively, to general and administrative expense in recognition of the services performed under the arrangement. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the nine months ended December 31, 2020.

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	December 31, 2020
Deferred Contract Acquisition Costs - current portion	$-	$116,900	$-	$116,900
Deferred Contract Acquisition Costs - non-current portion	-	353,100	(60,900)	292,200
Total	$-	$470,000	$(60,900)	$409,100

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2020.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Research and development expense	$218,900	$502,500	$567,900	$1,060,600

General and administrative expense	511,500	1,129,700	1,248,000	2,028,100

Total stock-based compensation expense	$730,400	$1,632,200	$1,815,900	$3,088,700

Expense amounts reported above include $1,400 and $5,200 in research and development expense for the three and nine months ended December 31, 2020, respectively, and $1,300 and $4,100 in general and administrative expense for the three and nine months ended December 31, 2020, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

During the three and nine months ended December 31, 2020, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 1,650,000 shares and 3,715,000 shares, respectively, of our common stock at exercise prices at or above the closing market price of our common stock on the date of grant to the independent members of our Board, our officers and employees and certain consultants. The options generally vested 25% upon grant with the remaining shares vesting ratably over two years for independent directors, officers and employees, and over one to three years for consultants. We valued the options granted during the three and nine months ended December 31, 2020 using the Black-Scholes Option Pricing Model and the following assumptions:

	Three Months Ended December 31, 2020		Nine Months Ended December 31, 2020
Assumption:	Weighted Average	Range	Weighted Average	Range
Market price per share at grant date	$1.60	$0.70 to 1.77	$0.95	$0.40 to 1.77
Exercise price per share	$1.60	$0.70 to 1.77	$0.95	$0.40 to 1.77
Risk-free interest rate	0.44%	0.38% to 0.56%	0.41%	0.26% to 0.56%
Expected term in years	5.47	5.25 to 6.08	5.41	5.20 to 6.08
Volatility	84.19%	83.00% to 85.08%	84.16%	82.93% to 85.85%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Shares	1,650,000		3,715,000

Fair Value per share	$1.09		$0.64

At December 31, 2020, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 13,718,088 shares of our common stock at a weighted average exercise price of $1.25 per share. At that date, there were also 3,051,248 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At December 31,	At March 31,
	2020	2020

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,131,669	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Series D Preferred stock issued and outstanding (4)	46,000,000	-

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	13,718,088	10,003,088

Outstanding warrants to purchase common stock	24,314,052	26,555,281

Total	88,231,821	40,786,621
____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes shares of unregistered common stock issuable in payment of dividends on Series B Preferred upon conversion

(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016
(4) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, effective December 21, 2020. As disclosed in Note 8, Capital Stock, we do not have a sufficient number of shares of authorized common stock to permit the conversion in full of the Series D Preferred stock at December 31, 2020.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at December 31, 2020 or March 31, 2020.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following at December 31, 2020 and March 31, 2020:

	December 31,	March 31,
	2020	2020

Clinical and nonclinical materials and contract services	$381,000	$115,200
Insurance	164,400	107,200
All other	2,100	2,700
	$547,500	$225,100

Note 5. Property and Equipment

Property and equipment is composed of the following at December 31, 2020 and March 31, 2020:

	December 31,	March 31,
	2020	2020

Laboratory equipment	$935,500	$892,500
Tenant improvements	214,400	214,400
Computers and network equipment	61,900	54,600
Office furniture and equipment	84,600	84,600
Construction in progress	199,600	-
	1,496,000	1,246,100

Accumulated depreciation and amortization	(1,113,800)	(1,036,500)
Property and equipment, net	$382,200	$209,600

We recorded depreciation and amortization expense of $26,400 and $25,500 for the three month periods ended December 31, 2020 and 2019, respectively, and $77,300 and $77,600 for the nine-month periods ended December 31, 2020 and 2019, respectively. The amount reported above as construction in progress at December 31, 2020 reflects the cost of certain process equipment acquired in connection with the manufacture of PH94B drug product. The equipment has not yet been fully validated or placed in service at December 31, 2020. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at December 31, 2020 and March 31, 2020 are as follows:

	December 31,	March 31,
	2020	2020

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(11,600)	(9,400)

Net book value of office equipment subject to
financing lease	$3,100	$5,300

Note 6.  Accrued Expenses

Accrued expenses are composed of the following at December 31, 2020 and March 31, 2020:

	December 31,	March 31,
	2020	2020

Accrued expenses for clinical and nonclinical materials, development and contract services	$400,900	$462,300
Accrued professional services	100,800	76,500
All other	5,500	22,700
	$507,200	$561,500

Note 7.  Notes Payable

The following table summarizes our unsecured promissory notes at December 31, 2020 and March 31, 2020:

	December 31, 2020			March 31, 2020
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

7.30% and 6.30% Notes payable
to insurance premium financing company (current)	$98,400	$-	$98,400	$56,500	$-	$56,500

In May 2020, we executed a 6.30% promissory note in the principal amount of $322,200 in connection with certain insurance policy premiums. The note is payable in monthly installments of $33,200, including principal and interest, through March 2021, and had an outstanding principal balance of $98,400 at December 31, 2020. In February 2020, we executed a 7.30% promissory note in the principal amount of $62,600 in connection with other insurance policy premiums. That note was payable in monthly installments of $6,500 including principal and interest, through December 2020 and had been fully paid at December 31, 2020.

In April 2020, we entered into a note payable agreement (the PPP Loan Agreement) with Silicon Valley Bank as lender (the Lender), pursuant to which we received net proceeds of $224,400 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). In accordance with its terms, the PPP Loan was to mature on April 22, 2022. The PPP Loan accrued interest at a rate of 1.00% per annum throughout the period the PPP Loan was outstanding. The CARES Act provides that all or a portion of the PPP Loan may be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. While we believe our use of the PPP Loan proceeds met all of the conditions for forgiveness under the PPP, following the completion of the December 2020 Public Offering, on December 23, 2020, we voluntarily repaid in full the outstanding principal balance of the PPP Loan, $224,400, plus accrued interest of approximately $1,500.

Note 8.  Capital Stock

Common Stock Purchase Agreement with Lincoln Park Capital Fund

On March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to Lincoln Park under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to Lincoln Park under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, is a component of deferred offering costs attributable to this offering, which costs are amortized ratably to additional paid-in capital as we sell shares of our common stock to Lincoln Park under the LPC Agreement. Subsequent to the Commencement Date and through July 2020, we sold an additional 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate gross cash proceeds of $2,891,200. We have sold no shares of our common stock under the LPC Agreement since July 2020. At December 31, 2020, there were approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement; however, we have no obligation to sell any additional shares under the LPC Agreement in the future.

On any business day during the term of the LPC Agreement, we have the right, in our sole discretion, to direct Lincoln Park to purchase up to 100,000 shares on such business day (the Regular Purchase) (subject to adjustment under certain circumstances as provided in the LPC Agreement). The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the LPC Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition to Regular Purchases, provided that we present Lincoln Park with a purchase notice for the full amount allowed for a Regular Purchase, we may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the LPC Agreement. Although Lincoln Park has no right to require us to sell any shares of our common stock to them, Lincoln Park is obligated to make purchases as we direct, subject to certain conditions. In all instances, we may not sell shares of our common stock to Lincoln Park under the LPC Agreement if such sales would result in Lincoln Park beneficially owning more than 9.99% of our common stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of our common stock.

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

Registration Statement for shares underlying warrants issued in Private Placements

On May 1, 2020, we filed a registration statement on Form S-3 (Registration No. 333-237968) to register approximately 12.1 million shares of common stock underlying outstanding warrants that we had issued in earlier private placement offerings, including the Spring 2020 Private Placement, as well as common stock underlying warrants that had been previously issued to various consultants as full or partial compensation for their services. Included in the registration statement were shares of our common stock underlying approximately 5.8 million outstanding warrants to purchase shares of our common stock that had been modified in December 2019 to temporarily reduce, for a period of two years or, if sooner, until the expiration of the warrant, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at that time (the Winter 2019 Warrant Modification). We also registered approximately 0.8 million shares of unregistered outstanding common stock held by former holders of warrants who had exercised such warrants subsequent to the Winter 2019 Warrant Modification. Further, we registered the 125,000 shares of common stock issued in the Spring 2020 Private Placement. The SEC declared the registration statement effective on May 13, 2020 (the Warrant Registration Statement). As a result of the effectiveness of this registration statement, the shares of common stock underlying essentially all of our outstanding warrants have been registered. During July 2020, holders of warrants to purchase an aggregate of 228,000 shares of our common stock exercised such warrants, and we received aggregate cash proceeds of $114,000. We issued 228,000 registered shares of our common stock upon these exercises pursuant to the effectiveness of the Warrant Registration Statement. During the quarter ended December 31, 2020, holders of outstanding warrants to purchase an aggregate of 1,447,782 registered shares of our common stock exercised such warrants and we received $723,900 in cash proceeds.

August 2020 Registered Public Offering of Common Stock

On August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) with Maxim Group, LLC as representative of the underwriters named therein (Maxim), pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. The August 2020 Public Offering closed on August 5, 2020. Under the terms of the Underwriting Agreement, we granted to Maxim a 45-day over-allotment option to purchase up to an additional 2,343,750 shares at a public offering price of $0.80 per share, which Maxim elected to exercise on August 5, 2020 with respect to an aggregate of 2,243,250 shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020 and received additional gross proceeds of $1,794,600. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $12.9 million from the August 2020 Public Offering.

Conversion of Series B Preferred Stock

On December 3, 2020, an institutional holder of 28,571 shares of our Series B Preferred converted such shares into an equal number of unregistered shares of our common stock. In accordance with the conversion terms of the Series B Preferred, we also issued 160,062 shares of unregistered common stock in payment of $124,600 of dividends that had accrued on the holder’s Series B Preferred since issuance.

Creation of Series D Preferred Stock

On December 17, 2020, in connection with the December 2020 Public Offering (defined below), our Board authorized the creation of a series of up to 2,000,000 shares of Series D Preferred Stock, par value $0.001 (Series D Preferred), which became effective with the filing of a Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (Certificate of Designation) with the State of Nevada on December 21, 2020. The primary attributes of the Series D Preferred are described below.

Conversion Rights

Each share of our Series D Preferred is initially convertible into 23 shares of our common stock at any time at the option of the holder, provided that, the Series D Preferred shall not be convertible prior to the date on which we have received approval from our stockholders to increase the total authorized shares of our common stock by at least an amount necessary to reserve shares sufficient to satisfy our conversion obligations in respect of the Series D Preferred and an amendment to our Restated and Amended Articles of Incorporation reflecting such increase becomes effective (the Approval Date), provided further, that the holder will be prohibited, subject to certain exceptions, from converting such shares of Series D Preferred into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ prior notice to us.

Liquidation Preference

Prior to the Approval Date, in the event of our liquidation, dissolution, or winding up or a deemed liquidation event, holders of our Series D Preferred will receive a payment equal to $0.001 per share before any proceeds are distributed to the holders of our common stock. On and after the Approval Date, the Series D Preferred will have no liquidation preference.

Voting Rights

Prior to the Approval Date, holders of shares of our Series D Preferred will have one vote per share of Series D Preferred and will vote as a single class with our shares of common stock. On and after the Approval Date, shares of Series D Preferred will generally have no voting rights, except to the extent expressly provided in our Restated and Amended Articles of Incorporation or as otherwise required by law.

However, for so long as shares of Series D Preferred are outstanding, the affirmative consent of holders of a majority of the outstanding Series D Preferred will be required before we can:

●
amend, alter, modify or repeal (whether by merger, consolidation or otherwise) the certificate of designations relating to our Series D Preferred, our articles of incorporation or our bylaws in any manner that adversely affects the rights, preferences, privileges or the restrictions provided for the benefit of, the Series D Preferred;
●
issue further shares of Series D Preferred or increase or decrease (other than by conversion) the number of authorized shares of Series D Preferred; or
●
enter into any agreement to do any of the foregoing that is not expressly made conditional on obtaining the affirmative vote or written consent of the requisite holders.

Ranking

The Series D Preferred will rank:

●
 senior to any class or series of our capital stock hereafter created specifically ranking by its terms junior to the preferred stock;
●
until the Approval Date, senior to our common stock;
●
on parity with any class or series of capital stock hereafter created specifically ranking by its terms on parity with the preferred stock; and
●
junior to any class or series of capital stock hereafter created specifically ranking by its terms senior to the preferred stock;

in each case, as to distributions of assets upon our liquidation, dissolution or winding up, whether voluntarily or involuntarily.

At December 31, 2020, we did not have a sufficient number of authorized shares of our common stock to permit the conversion in full of our Series D Preferred and the issuance upon exercise or conversion of all other outstanding series of preferred stock, warrants to purchase common stock or outstanding stock options or shares reserved for issuance of the same. Accordingly, we have scheduled a Special Meeting of Stockholders to be held on March 5, 2021 (the Special Meeting) at which we are requesting our stockholders to approve an amendment to our Restated and Amended Articles of Incorporation to increase the number of authorized shares of our common stock to 325 million shares (the Charter Amendment), an amount sufficient to permit the conversion of all outstanding shares of Series D Preferred. The affirmative vote by a majority of our common stockholders and Series D Preferred holders, voting as a single class, at the Special Meeting would constitute the Approval Date noted above.

December 2020 Registered Public Offering of Common Stock and Series D Preferred Stock

On December 18, 2020, we entered into an underwriting agreement (the December 2020 Underwriting Agreement) with Jefferies LLC (Jefferies) and William Blair & Company, L.L.C. (Willian Blair), as representatives of the underwriters named therein (collectively, the Underwriters), pursuant to which we agreed to issue and sell to the Underwriters, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock, at a public offering price of $0.92 per share and 2,000,000 shares of the newly created Series D Preferred (together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100.28 million. The December 2020 Public Offering closed on December 22, 2020 at which time the shares of common stock and Series D Preferred were sold to the Underwriters. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million from the December 2020 Public Offering.

The Series D Preferred issued in the December 2020 Public Offering contained a beneficial conversion feature (a BCF), which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception because the conversion option has an effective strike or conversion price that is less than the market price of the underlying stock at the commitment date (with respect to the Series D Preferred, the date the security was actually issued rather than the date the agreement to do so was entered into, herein referred to as the Commitment Date). In accordance with Accounting Standards Codification 470-20, Debt- Debt with Conversion and Other Options (ASC 470-20), an embedded BCF is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. ASC 470-20 also provides that the intrinsic value is to be calculated as of the Commitment Date. Per the Certificate of Designation, the Series D Preferred has a conversion price of $0.92 per share on an as-converted basis. When compared to the closing price of $1.42 per share of our common stock on the Commitment Date, there is a difference of $0.50 per share. When multiplied by the number of shares of our common stock issuable upon conversion of the Series D Preferred, the resulting BCF is an aggregate of $23.0 million. We have not recognized the impact of the BCF at December 31, 2020 because the Series D Preferred is not convertible into common stock prior to the Approval Date. Assuming approval of the Charter Amendment at the Special Meeting in March 2021, the contingency of the BCF will be eliminated and we will recognize the BCF in our consolidated financial statements in the quarter ending March 31, 2021 with both a noncash charge on our Consolidated Statement of Operations and Comprehensive Loss in arriving at net loss attributable to common stockholders and a corresponding credit to additional paid-in capital. The recognition of the BCF on the Series D Preferred will have no impact in aggregate on our stockholders’ equity or on our cash position.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of December 31, 2020. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at December 31, 2020 is $1.59 per share.

		Warrants Outstanding
Exercise		and Exercisable at
Price	Expiration	December 31,
per Share	Date	2020

$0.50	3/25/2021 to 3/31/2024	6,475,530
$0.73	7/25/2025	3,870,077
$0.805	12/31/2022	80,431
$1.50	12/13/2022	9,596,200
$1.82	3/7/2023	1,388,931
$3.51	12/31/2021	50,000
$5.30	5/16/2021	2,705,883
$7.00	3/3/2023	147,000
		24,314,052

At December 31, 2020, with the effectiveness of the Warrant Registration Statement in May 2020, the shares of common stock underlying essentially all of the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. Additionally, no outstanding warrant is subject to any down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Consulting Agreement

During the three quarters ended December 31, 2020 and 2019, we engaged a consulting firm headed by one of the independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded expense of $20,000 and $5,600 for the quarters ended December 31, 2020 and 2019, respectively, and $48,000 and $108,400 for the nine months ended December 31, 2020 and 2019, respectively. We recorded accounts payable and accrued expenses of $20,000 at December 31, 2020 and no amounts payable at March 31, 2020 related to these projects and services.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at December 31, 2020 and March 31, 2020:

	As of December 31, 2020	As of March 31, 2020
Assets
Right of use asset – operating lease	$3,312,100	$3,579,600

Liabilities
Current operating lease obligation	$351,500	$313,400
Non-current operating lease obligation	3,446,900	3,715,600
Total operating lease liability	$3,798,400	$4,029,000

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,		For the Nine Months Ended December31,
	2020	2019	2020	2019

Operatinglease cost	$207,300	$203,100	$627,400	$615,000

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2021 (remaining three months)	$163,300
2022	668,400
2023	726,000
2024	766,000
2025	789,000
Thereafter	1,931,400
Total lease expense	5,044,100
Less imputed interest	(1,245,700)
Present value of operating lease liabilities	$3,798,400

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of December 31, 2020
Assumed remaining lease term in years	6.58
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the
measurement of lease liabilities	590,600	561,900

During the nine months ended December 31, 2020, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,600 and $3,500 for the three months ended December 31, 2020 and 2019, respectively, and $10,600 and $10,500 for the nine months ended December 31, 2020 and 2019, respectively, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight

On June 24, 2020, we entered into a license and collaboration agreement (the EverInsight Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands and funded by CBC Group, a global healthcare-focused venture capital firm (EverInsight). Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., also funded by CBC Group, which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B, our neuroactive pherin drug candidate for SAD and other anxiety-related disorders, in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the rest of the world.

Under the terms of the AffaMed Agreement, AffaMed is responsible for all costs related to developing, obtaining regulatory approval of, and commercializing PH94B for treatment of SAD, and potentially other anxiety-related indications, in the Territory. A joint development committee has been established between us and AffaMed to coordinate and review the development and commercialization plans with respect to PH94B in the Territory.

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. EverInsight has the option to participate in the global Phase 3 clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

Under the terms of the AffaMed Agreement, AffaMed agreed to pay us a non-refundable upfront license payment of $5.0 million within 30 business days of the effective date of the AffaMed Agreement, and AffaMed paid the $5 million in August 2020. Additionally, upon successful development and commercialization of PH94B in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

We have determined that we have one combined performance obligation for the license to develop and commercialize PH94B in the Territory and related development and regulatory services. In addition, AffaMed has an option that will create manufacturing obligations for us during development upon exercise by AffaMed. This option for manufacturing services was evaluated and determined not to include a material right.

Development and commercialization milestones were not considered probable at inception and therefore were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B.

During the three and nine months ended December 31, 2020, we have recognized $313,600 and $647,600, respectively, as sublicense revenue under the EverInsight Agreement. At December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $4,352,400 which will be recognized as revenue as the services are completed, which is expected to occur over a period of approximately four years beginning with the quarter ended September 30, 2020.

During the three and nine months ended December 31, 2020, we have recognized $313,600 and $647,600, respectively, as sublicense revenue under the AffaMed Agreement. At December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $4,352,400 which will be recognized as revenue as the services are completed, which is expected to occur over a period of approximately four years beginning with the quarter ended September 30, 2020.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Exercise of Warrants

From January 1, 2021 through the date of this Report, holders of outstanding warrants have exercised warrants to purchase an aggregate of 2,941,027 shares of our common stock and we have received cash proceeds of approximately $2.86 million.

Grant of Options from 2019 Plan

In February 2021, we granted options to purchase 200,000 shares of our common stock under the terms of our 2019 Plan to a newly-hired executive. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter.

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

Business Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for anxiety, depression and other central nervous system (CNS) disorders. Our pipeline includes three CNS product candidates, each with a differentiated potential mechanism of action, favorable safety results observed in all clinical studies to date, and therapeutic potential in multiple CNS markets. We are currently preparing PH94B for a pivotal Phase 3 clinical study as a potential acute treatment of anxiety in adults with social anxiety disorder (SAD), as well as additional nonclinical and clinical studies required to support our U.S. New Drug Application (NDA) for that indication should our Phase 3 clinical program be successful. In addition, we are planning for several small exploratory Phase 2A studies of PH94B in adult patients, including in adjustment disorder, pre-procedural anxiety, postpartum anxiety and post-traumatic stress disorder. PH10 has completed a successful exploratory Phase 2A study for the treatment of major depressive disorder (MDD). We are currently preparing for planned Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD. In several clinical studies, AV-101 was shown to be orally bioavailable and was well-tolerated. Based on successful preclinical studies involving AV-101 alone and in combination with probenecid, we are currently planning to pursue Phase 1B, and, if successful, subsequent Phase 2A clinical development of AV-101, in combination with probenecid, for treatment of CNS indications involving the N-methyl-D-aspartate receptor (NMDAR). Additionally, our wholly owned subsidiary, VistaGen Therapeutics, Inc., d/b/a VistaStem, a California corporation (VistaStem), has pluripotent stem cell technology focused on assessing and developing small molecule new chemical entities (NCEs) for our CNS pipeline, or for out-licensing, by utilizing CardioSafe 3D, VistaStem’s customized human heart cell-based cardiac bioassay system. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for multiple large and growing neuropsychiatry and neurology markets worldwide where current treatments are inadequate to meet the needs of millions of patients.

PH94B Neuroactive Nasal Spray for Anxiety Disorders

PH94B is an odorless synthetic rapid-onset neuroactive pherine nasal spray with therapeutic potential in a wide range of neuropsychiatric indications involving anxiety or phobia. Conveniently self-administered in microgram-level doses without requiring systemic uptake and distribution to achieve its anti-anxiety effects, we are initially developing PH94B as a potential fast-acting, non-sedating, non-addictive new generation acute treatment of anxiety in adults with SAD. SAD affects approximately 20 million Americans and, according to the National Institutes of Health (NIH), is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in a classroom or conference room, or having to talk to a cashier in a store. Doing everyday things in front of other people - such as eating or drinking or using a public restroom – may also cause anxiety or fear. A person with SAD may also feel symptoms of fear and anxiety in performance situations, such as giving a lecture, a speech or a presentation to classmates at school or colleagues at work, as well as playing in a sports game, or dancing or playing a musical instrument on stage.  A person with SAD is afraid that he or she will be humiliated, judged, and rejected.  The fear and anxiety that people with SAD have in social and performance situations is so strong that they feel they are beyond their ability to control. As a result, SAD gets in the way of going to work, attending school, meeting with others socially or doing everyday things in situations with potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up avoiding places or events where they think they might have to do something that will embarrass or humiliate them or cause them to be judged.  Without treatment, SAD can last for many years or a lifetime and prevent a person from reaching his or her full potential.

Three oral antidepressants are approved by the U.S Food and Drug Administration (FDA) specifically for treatment of SAD. These FDA-approved antidepressants have slow onset of therapeutic effect (often taking many weeks to months), require chronic administration and often cause significant side effects that begin soon after administration. We believe their slow onset of effect, required chronic administration and significant potential side effects and safety concerns may make these FDA-approved oral antidepressants inadequate or inappropriate treatment alternatives for many individuals affected by SAD. Our PH94B is fundamentally different from the oral antidepressants approved by the FDA for treatment of SAD, as well as all current anti-anxiety drugs, such as benzodiazepines prescribed off-label for treatment of SAD.

We believe PH94B-induced anxiolytic effects appear consistent with the modulation of neural circuits involved in the pathogenesis of SAD. Neurons in the limbic amygdala regulate fear and anxiety by modulating inhibitory neurotransmission in other brain regions. A microgram level intranasal dose of PH94B (3.2 micrograms) engages specific nasal chemosensory neurons which activate olfactory bulb neurons (OBNs) on the base of the brain. OBNs send neural connections to neurons in the central limbic amygdala, the brain center where fear and anxiety are regulated, resulting in downstream signaling and rapid-onset anti-anxiety effects. Importantly, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. In all clinical studies to date, PH94B has not shown psychological side effects (such as dissociation, euphoria or hallucinations), sedation or other side effects and safety concerns that may be caused by the current oral antidepressants approved by the FDA for treatment of SAD, or by benzodiazepines and beta blockers, which, although not FDA-approved to treat SAD, are often prescribed by psychiatrists and physicians for treatment of SAD on an off-label basis. While oral antidepressants, benzodiazepines and beta blockers require systemic administration to achieve anxiolytic effects, due to its unique pharmacology, PH94B does not require systemic uptake and distribution to achieve its rapid-onset anti-anxiety effects.

In a peer-reviewed, published double-blind, placebo-controlled Phase 2 clinical trial, PH94B was statistically significantly more effective than placebo in reducing both public-speaking anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-simulated challenges of SAD patients, within 15 minutes of their self-administration of a non-systemic 1.6 microgram dose of PH94B.  Based on the results of this Phase 2 study and our recent consensus with the FDA that our initial pivotal Phase 3 study of PH94B may be conducted in a manner substantially similar to the public speaking anxiety component of such Phase 2 study, we are preparing for Phase 3 clinical development of PH94B as an acute treatment of anxiety in adults with SAD. Our goal is to develop and commercialize PH94B as the first FDA-approved, rapid-onset, non-sedating, non-systemic, non-additive acute treatment of anxiety in adults with SAD. We believe PH94B has potential for use on demand to treat symptoms of anxiety which result from often predictable anxiety-provoking stressors, much like a rescue inhaler is used on demand before an asthma attack or a migraine drug is used before onset of a migraine episode. We also believe PH94B has potential to treat other anxiety-related neuropsychiatric indications, such as adjustment disorder, postpartum anxiety, preprocedural anxiety (e.g., pre-MRI), panic disorder, post-traumatic stress disorder and specific social phobias. In addition to preparing for Phase 3 development of PH94B as a potential acute treatment of anxiety for adults with SAD, we are planning for a series of small exploratory Phase 2A clinical studies of PH94B for treatment of adjustment disorder, postpartum anxiety, post-traumatic stress disorder, and pre-procedural anxiety. The FDA has granted Fast Track designation for development of PH94B for acute treatment of anxiety in adults with SAD, which we believe is the FDA’s first such designation for a drug candidate for SAD.

PH10 Neuroactive Nasal Spray for Depression Disorders and Suicidal Ideation

PH10 is an odorless synthetic neuroactive pherine nasal spray with potential to be a fast-acting treatment for multiple neuropsychiatric indications involving depression and suicidal ideation. Conveniently self-administered in microgram-level doses without systemic exposure, we are initially developing PH94B as a potential rapid-onset, stand-alone treatment of MDD.

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

PH10 is a new generation antidepressant with a mechanism of action that is fundamentally different from all current FDA-approved antidepressants. After self-administration, a non-systemic microgram-level dose of PH10 binds to nasal chemosensory receptors that, in turn, activate key neural circuits in the brain that can lead to rapid-onset antidepressant effects, but without the psychological side effects (such as dissociation and hallucinations) or safety concerns that maybe be caused by rapid-onset ketamine-based therapy, including both intravenous ketamine and esketamine nasal spray, or the side effects and safety concerns of current long-onset oral antidepressants. In a small exploratory Phase 2A clinical trial (n=30), PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated statistically significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale (HAM-D), without side effects or safety concerns that may be caused by ketamine-based therapy and oral antidepressants. Based on positive results from this exploratory Phase 2A study, we are preparing for Phase 2B clinical development of PH10 in MDD, which preparation includes completing two additional preclinical toxicology studies required by the FDA to support our new Investigational New Drug (IND) application for proposed Phase 2B clinical development of PH10 in the U.S. With its favorable safety profile observed during clinical development to date, we believe PH10 has potential for multiple applications in global depression markets, including first as a differentiated stand-alone therapy for MDD.

AV-101, an Oral NMDA Receptor Antagonist for Depression and Neurological Disorders

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has exhibited no dissociative or hallucinogenic psychological side effects or safety concerns. With its exceptionally few side effects and favorable safety profile observed in all studies to date, AV-101, in combination with the FDA-approved drug, probenecid, has potential to be a new, differentiated oral treatment for multiple large-market CNS indications where we believe current treatments are inadequate to meet high underserved patient needs. The FDA has granted Fast Track designation for development of AV-101 as both a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

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

Our recent discoveries from successful preclinical studies of AV-101 in combination with probenecid, a safe and well-known oral anion transport inhibitor approved by the FDA for treatment of gout, suggest that there is a substantially increased brain concentration of AV-101 and its active metabolite, 7-Cl-KYNA, when AV-101 is given together with probenecid. These surprising effects were first revealed as to AV-101 and 7-Cl-KYNA in our recent preclinical studies, although the effects are consistent with well-documented clinical studies of probenecid’s ability to increase the therapeutic benefits of several classes of FDA-approved drugs that are unrelated to AV-101 and 7-Cl-KYNA, including certain antibacterial, anticancer and antiviral drugs. When probenecid was administered in combination with AV-101 in animal models, substantially increased brain concentrations of AV-101 and 7-Cl-KYNA were discovered.  We also recently identified that some of the same kidney transporters that reduce drug concentrations in the blood, by excretion in the urine, are also found in the blood brain barrier and function to reduce 7-Cl-KYNA levels in the brain by pumping it out of the brain and back into the blood. In our recent preclinical studies with AV-101 and probenecid, we discovered that blocking those transporters in the blood brain barrier with probenecid resulted, as noted above, in a substantially increased brain concentration of 7-Cl-KYNA. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS disorders than demonstrated in the Elevate Study.

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

The Baylor Study and the results of our recent preclinical studies involving AV-101 in combination with probenecid suggest that it may be possible to increase therapeutic concentrations and duration of 7-Cl-KYNA in the brain, and thus increase NMDAR antagonism in MDD patients and individuals suffering from other CNS indications involving abnormal function of the NMDAR, when AV-101 and probenecid are combined. We are currently preparing for Phase 1B clinical development of AV-101 in combination with probenecid.

VistaStem Therapeutics – Stem Cell Technology for Drug Rescue, Cell Therapy and Regenerative Medicine

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

Summary

Net Loss

Although we entered into the AffaMed Agreement in June 2020 and the Bayer Agreement in December 2016, we have not yet achieved recurring revenue-generating status in amounts sufficient to sustain our operations and enable our strategic business plans from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. In addition, since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources focused on research, development and commercialization of PH94B and PH10, including initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of December 31, 2020, we had an accumulated deficit of approximately $213.6 million. Our net loss for the nine months ended December 31, 2020 and 2019 was approximately $11.7 million and $17.5 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further research, development and commercialization activities related to PH94B, PH10 and AV-101, and pursue VistaStem’s potential drug rescue, drug development and CT and RM opportunities.

Summary of the Nine Months Ended December 31, 2020

On December 22, 2020, we completed a transformative $100 million underwritten public offering (the December 2020 Public Offering) of our securities, consisting of shares of our common stock and shares of our newly created Series D Convertible Preferred Stock (Series D Preferred). After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million from the sale of our securities in this offering. Combined with financing and development and commercialization partnering transaction completed earlier in our fiscal year, aggregating an additional $21 million, the proceeds from the December 2020 Public Offering provide us with working capital to advance an important stream of potential catalysts across our CNS pipeline, including, among others, our Phase 3 development program for PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD) and, upon successful Phase 3 development, submission of our New Drug Application to the U.S. Food and Drug Administration and potential U.S. market approval of PH94B.

From an operational perspective, during the nine months ended December 31, 2020, we continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary for our Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, PH10 as a potential stand-alone treatment of MDD and AV-101 in combination with probenecid as a potential treatment for NMDAR-focused indications. In addition, we continued to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our product candidates in the U.S. and foreign markets, and on a limited basis, advance drug rescue applications of VistaStem’s stem cell technology to expand our CNS pipeline and out-licensing opportunities.

During the nine months ended December 31, 2020 and through the date of this Report, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. From time to time during the COVID-19 pandemic, our operations and those of our contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs) have been impacted by shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. Our headquarters operations have been significantly curtailed as our employees have been working remotely throughout this period. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

During the quarter ended June 30, 2020, we completed a successful and positive meeting with the FDA regarding Phase 3 clinical development of PH94B for the acute treatment of anxiety in adult patients with SAD, reaching consensus with the FDA on key aspects of the design of our Phase 3 clinical trials of PH94B, which studies will be randomized, double-blind, placebo-controlled, parallel comparison studies involving a single-event, laboratory-simulated public speaking challenge in adult subjects with SAD. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is expected to be the Principal Investigator of the studies. Target enrollment for the initial Phase 3 study (completed patients) is currently approximately 208 adult patients with SAD. As in the statistically significant public speaking component of the Phase 2 study (p=0.002), the patient-reported Subjective Units of Distress Scale (SUDS) will be used to assess the primary efficacy endpoint of our pivotal Phase 3 studies of PH94B as a potential acute treatment of anxiety in adults with SAD. Throughout the nine months ended December 31, 2020, we have been actively engaged in formalizing processes and procedures for the manufacture of PH94B for our Phase 3 program in SAD and Phase 2 program in other anxiety indications, and of PH10 for our Phase 2 studies and other nonclinical studies in 2021 and beyond.

In June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B (the EverInsight Agreement) with EverInsight Therapeutics Inc. (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia and funded by CBC Group. Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., also funded by CBC Group, which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the terms of the AffaMed Agreement, AffaMed is responsible for clinical development, regulatory submissions and commercialization of PH94B for the treatment of SAD, and potentially other anxiety-related indications, in key markets in Asia, including markets in Greater China, South Korea and Southeast Asia (collectively, the Territory). Under the terms of the AffaMed Agreement, in August 2020, we received a non-dilutive upfront license fee payment of $5.0 million from AffaMed. Upon successful development and commercialization of PH94B in the Territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales of PH94B in the Territory. After payment of sublicense fees to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment of consulting fees related to consummation of the AffaMed Agreement, we received net cash proceeds of approximately $4.655 million.

A noted earlier, in December 2020 we completed the $100 million December 2020 Public Offering. Earlier in the fiscal year, in August 2020, we entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters named therein pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock for a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. We also granted to Maxim an over-allotment option to purchase up to an additional 2,343,750 shares at a public offering price of $0.80 per share, which over-allotment option was with respect to 2,243,250 shares (the Exercised Option Shares). The sale of the Exercised Option Shares resulted in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

To satisfy our obligations under the common stock purchase and registration rights agreements that we entered into with Lincoln Park Capital Fund (Lincoln Park) in March 2020, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). Subsequent to the Commencement Date and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate cash proceeds to us of $2,891,200. We have not sold any additional shares to Lincoln Park under these agreements since July 2020, nor do we have any obligation to do so in the future.

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

Results of Operations

Comparison of Three Months Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended December 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended December 31,
	2020	2019

Sublicense revenue	$314	$-
Operating expenses:
Research and development	3,496	3,015
General and administrative	2,117	2,948
Total operating expenses	5,613	5,963

Loss from operations	(5,299)	(5,963)

Interest income, net	1	2

Loss before income taxes	(5,298)	(5,961)
Income taxes	-	-

Net loss	(5,298)	(5,961)
Accrued dividends on Series B Preferred Stock	(354)	(322)
Net loss attributable to common stockholders	$(5,652)	$(6,283)

Revenue

We recognized $313,600 in sublicense revenue pursuant to the AffaMed Agreement in the quarter ended December 31, 2020 compared to none in the quarter ended December 31, 2019. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020 we entered into the AffaMed Agreement, pursuant to which we received a non-dilutive upfront license fee payment of $5.0 million on August 3, 2020. We expect to continue to recognize revenue pursuant to this payment in future periods during our fiscal year ending March 31, 2021 and thereafter, as described in Note 11, referenced previously. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the 2016 Bayer Agreement (also described in Note 11, Sublicensing and Collaborative Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report) in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development expense increased from $3.0 million to $3.5 million for the quarters ended December 31, 2019 and 2020, respectively. Cash compensation for the quarter ended December 31, 2020 increased by approximately $0.3 million and was offset by a similar decrease in noncash stock-based compensation for the same period compared to expenses in the quarter ended December 31, 2019. PH94B and PH10 development expenses increased by approximately $1.5 million in the quarter ended December 31, 2020 compared to expense for the quarter ended December 31, 2019 as drug substance and drug product manufacturing preceding clinical trials advanced. AV-101-related expenses decreased primarily due to the completion of the Elevate Study in the quarter ended December 31, 2019. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $238,400 and $526,000 in the quarters ended December 31, 2020 and 2019, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2020	2019

Salaries and benefits	$652	$339
Stock-based compensation	219	503
Consulting and other professional services	124	110
Technology licenses and royalties	176	134
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	99	1,214
PH94B and PH10 development expenses	2,074	548
Stem cell and all other	4	20
	2,177	1,782
Rent	135	132
Depreciation	13	13
All other	-	2

Total Research and Development Expense	$3,496	$3,015

The increase in salaries and benefits expense for the quarter ended December 31, 2020 primarily reflects the impacts of bonus payments made to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and members of our scientific staff in December 2020, as well as the addition of a Vice President – Translational Medicine (VP-Translational Medicine) effective on December 1, 2020. There were no changes in base compensation levels for our CMO, CSO, or other members of our scientific staff between the periods and no bonus payments were made in the quarter ended December 31, 2019.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, VP-Translational Medicine, members of our scientific staff and certain clinical and scientific consultants since October 2018, all earlier outstanding grants having become fully vested and amortized prior to the quarter ended December 31, 2020. Grants awarded after December 31, 2019, including those granted during the quarter ended December 31, 2020, account for approximately $152,300 of expense in the quarter ended December 31, 2020, offset by the expense reduction of approximately $326,200 attributable to certain options granted between June 2016 and October 2018 that became fully vested and amortized during the quarter ended December 31, 2020 or earlier. Additionally, expense related to options granted as 25% vested during the quarter ended December 31, 2019 was reduced by $111,000 in the quarter ended December 31, 2020.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Prior year expense included development support payments to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements and analytical services in support of PH94B development which did not recur in the quarter ended December 31, 2020.

Technology license and royalties expense reflects primarily legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes as well as recurring annual license fees. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

AV-101 project expense for the quarter ended December 31, 2019 reflects the costs of winding down the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and determination of topline study results as well as CRO support services for AV-101 projects for indications other than MDD, and, to lesser extent, expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for the quarter ended December 31, 2020 primarily reflects the cost of certain preclinical studies related to the use of AV-101 in combination with probenecid, certain AV-101 manufacturing stability studies, and costs incurred to finalize the results of the Elevate Study for regulatory submission.

PH94B and PH10 project expenses for the quarters ended December 31, 2020 and 2019 primarily reflect research and development and manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for acute treatment of anxiety in patients with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of drug substance and drug product are currently the critical path items for advancing the further clinical development of both PH94B and PH10, with costs for PH94B significantly exceeding those for PH10 in the quarter ended December 31, 2020 and in comparison to those of the comparable prior year quarter.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses have been reduced to an insignificant level in the quarter ended December 31, 2020.

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

General and Administrative Expense

General and administrative expense decreased to approximately $2.1 million from approximately $2.9 million for the quarters ended December 31, 2020 and 2019, respectively. Cash compensation for the quarter ended December 31, 2020 increased by approximately $0.6 million and was offset by a similar decrease in noncash stock-based compensation for the same period compared to expenses in the quarter ended December 31, 2019. Further, in the quarter ended December 31, 2019, we completed certain modifications to outstanding warrants and recognized non-cash warrant modification expense of $826,900. Noncash general and administrative expense, approximately $557,000 in the quarter ended December 31, 2020, decreased from approximately $1,975,000 in the quarter ended December 31, 2019 primarily due to prior-year warrant modification expense and decrease in current year stock-based compensation. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2020	2019

Salaries and benefits	$919	$339
Stock-based compensation	511	1,130
Board fees and other consulting services	92	47
Legal, accounting and other professional fees	135	130
Investor and public relations	171	218
Insurance	116	89
Travel expenses	-	39
Sublicense contract amortized acquisition expense	29	-
Rent and utilities	87	87
Warrant modification expense	-	827
All other expenses	57	42

	$2,117	$2,948

The increase in salaries and benefits expense for the quarter ended December 31, 2020 primarily reflects the impact of bonus payments made to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff in December 2020. There were no changes in base compensation levels for our CEO, CFO, or VP-Corporate Development between the periods and no bonus payments were made in the quarter ended December 31, 2019.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since October 2018, all earlier grants having become fully vested and amortized prior to the quarter ended December 31, 2020. Grants awarded after December 31, 2019, including those granted during the quarter ended December 31, 2020, account for approximately $346,700 of expense in the quarter ended December 31, 2020, offset by an expense reduction of approximately $605,000 attributable to certain options granted between June 2016 and October 2018 that became fully vested and amortized during the quarter ended December 31, 2020 or earlier. Additionally, expense related to options granted as 25% vested during the quarter ended December 31, 2019 was reduced by approximately $353,000 in the quarter ended December 31, 2020.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors and, in the current year, other consulting service fees related to commercial market analyses of both PH94B and PH10.

Legal, accounting and other professional fees for the quarters ended December 31, 2020 and 2019 includes expenses related to routine legal services as well as accounting services related to the quarterly review of our current year financial statements.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in 2019, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During the current fiscal year, we have curtailed the number and revised the scope of external service providers engaged in these activities as compared to the prior year.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In the quarter ended December 31, 2019, travel expense reflects limited costs associated with in-person management presentations and meetings held in the U.S. and internationally with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts. As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during most of 2020, such meetings have generally occurred remotely without requiring in-person business travel by our executives.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. During the quarter ended December 31, 2020, we amortized $29,500 of contract acquisition costs.

During the quarter ended December 31, 2019, we completed three warrant modifications resulting in an aggregate of $826,900 of noncash warrant modification expense as described below.

●
On December 4, 2019, we modified outstanding warrants previously issued as a part of completed private placements to purchase an aggregate of approximately 6.6 million unregistered shares of our common stock to temporarily reduce, for a period of two years or until the expiration of the warrant, if sooner, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the then-current trading price of our common stock. Following the two-year period during which the exercise price is reduced, the exercise price will revert to its pre-modification price. We determined that this modification increased the fair value of the modified warrants by $702,500, which we recorded as warrant modification expense; and

●
Also, on December 4, 2019, we issued additional warrants (the Additional Warrants) to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100% of the number of shares issued in the private placement. The Additional Warrants are exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense.

●
Further, on December 19, 2019, we modified additional outstanding warrants previously issued as a part of a completed private placement to purchase a total of 80,431 shares of our unregistered common stock to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the then-current trading price of our common stock and to provide additional time for the holders to exercise the warrants. We determined that these modifications increased the fair value of the subject warrants by $35,600, which we also recognized as noncash warrant modification expense.

Interest and Other Expenses

Interest income, net totaled $600 for the quarter ended December 31, 2020 compared to interest income, net of $1,500 for the quarter ended December 31, 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2020	2019

Interest income	$4	$4
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan (2020)	(3)	(2)

Interest income (expense), net	$1	$2

In both periods, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although cash balances were higher in the quarter ended December 31, 2020, the decline in market interest rates during 2020 compared to 2019 generated roughly equivalent interest income for each period. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in 2020, to interest accrued on our Payroll Protection Program loan prior to its voluntary repayment in December 2020.

We recognized $353,600 and $321,800 for the quarters ended December 31, 2020 and 2019, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. As disclosed in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements included in Part I of this report, in December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends. .

Comparison of Nine Months Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended December 31, 2020 and 2019 (amounts in thousands).

	Nine Months Ended December 31,
	2020	2019

Sublicense revenue	$648	$-
Operating expenses:
Research and development	7,586	11,534
General and administrative	4,777	6,004
Total operating expenses	12,363	17,538

Loss from operations	(11,715)	(17,538)

Interest income (expense), net	(6)	33
Other income	1	-

Loss before income taxes	(11,720)	(17,505)
Income taxes	(3)	(2)

Net loss	(11,723)	(17,507)
Accrued dividend on Series B Preferred Stock	(1,037)	(938)
Net loss attributable to common stockholders	$(12,760)	$(18,445)

Revenue

We recognized $647,600 in sublicense revenue pursuant to the AffaMed Agreement in the nine months ended December 31, 2020 compared to none in the nine months ended December 31, 2019. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report, in June 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-dilutive upfront license fee payment of $5.0 million in August 2020. We expect to continue to recognize revenue pursuant to this payment in future periods during our fiscal year ending March 31, 2021 and thereafter, as described in Note 11, referenced previously. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the 2016 Bayer Agreement (also described in Note 11, Sublicensing and Collaborative Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report) in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development expense decreased from $11.5 million to $7.6 million for the nine months ended December 31, 2019 and 2020, respectively, primarily due to the completion of the Elevate Study in the fourth calendar quarter of 2019. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased by approximately $5.9 million in the nine months ended December 31, 2020 compared to expense in the nine months ended December 31, 2019. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $629,000 and $1,132,500 in the nine months ended December 31, 2020 and 2019, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2020	2019

Salaries and benefits	$1,346	$1,022
Stock-based compensation	568	1,061
Consulting and other professional services	281	434
Technology licenses and royalties	452	443
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	484	6,401
PH94B and PH10 development expenses	3,993	1,642
Stem cell and all other	16	92
	4,493	8,135
Rent	408	400
Depreciation	38	37
All other	-	2

Total Research and Development Expense	$7,586	$11,534

The increase in salaries and benefits expense for the nine months ended December 31, 2020 primarily reflects the impacts of bonus payments made to our CMO, CSO, and members of our scientific staff in December 2020, as well as the addition of our VP–Translational Medicine effective on December 1, 2020. There were no changes in base compensation levels for our CMO, CSO, or other members of our scientific staff between the periods and no bonus expense was recognized in the nine months ended December 31, 2019.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, VP-Translational Medicine, members of our scientific staff and certain clinical and scientific consultants since June 2016, all earlier outstanding grants having become fully vested and amortized prior to the nine months ended December 31, 2020. Grants awarded after December 31, 2019, including those granted during the nine months ended December 31, 2020, account for approximately $234,000 of expense in the nine months ended December 31, 2020, offset by an expense reduction of approximately $652,300 attributable to certain options granted between June 2016 and October 2018 that became fully vested and amortized during the nine months ended December 31, 2020 or earlier. Stock compensation expense is further reduced in the nine months ended December 31, 2020 by approximately $79,500 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019 or fully vesting prior to December 31, 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in the nine months ended December 31, 2020, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Current year expense reflects a reduction of $80,000 in development support payments to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements and a $93,000 reduction in analytical services in support of PH94B and PH10 development compared to the prior year.

Technology license and royalties expense reflects primarily legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes as well as recurring annual license fees. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

AV-101 project expense for the nine months ended December 31, 2019 reflects the costs of actively conducting the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and determination of topline study results, as well as CRO support services for AV-101 projects for indications other than MDD, and, to lesser extent, expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for the nine months ended December 31, 2020 primarily reflects the cost of certain preclinical studies related to the use of AV-101 with probenecid and certain AV-101 manufacturing stability studies, and costs incurred to finalize the results of the Elevate Study for regulatory submission.

PH94B and PH10 project expenses for the nine months ended December 31, 2020 and 2019 primarily reflect research and development and manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development of PH94B for acute treatment of anxiety in patients with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of drug substance and drug product are currently the critical path items for advancing the further clinical development of both PH94B and PH10, with costs for PH94B significantly exceeding those for PH10 in the nine months ended December 31, 2020 and in comparison to those of the comparable prior year period. From time to time, during the nine months ended December 31, 2020, production, logistics and analytical processes for both of these product candidates have been delayed due to the ongoing COVID-19 pandemic.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses have been reduced to an insignificant level during the nine months ended December 31, 2020.

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

General and Administrative Expense

General and administrative expense decreased to approximately $4.8 million from approximately $6.0 million for the nine months ended December 31, 2020 and 2019, respectively. Cash compensation for the nine months ended December 31, 2020 increased by approximately $0.6 million while noncash stock-based compensation decreased by approximately $0.8 million for the same period compared to comparable expenses in the nine months ended December 31, 2019. Further, during the nine months ended December 31, 2019, we completed certain modifications to outstanding warrants and recognized non-cash warrant modification expense of $826,900. Noncash general and administrative expense, approximately $1,361,000 for the nine months ended December 31, 2020, decreased from approximately $3,020,000 for the nine months ended December 31, 2019 primarily due to decreases in stock-based compensation and warrant modifications noted above and the noncash components of investor and public relations expense attributable to the amortization of the fair value of common stock or warrants granted to service providers. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2020	2019

Salaries and benefits	$1,611	$1,023
Stock-based compensation	1,248	2,028
Board fees and other consulting services	197	139
Legal, accounting and other professional fees	446	499
Investor and public relations	438	719
Insurance	334	259
Travel expenses	4	75
Rent and utilities	264	264
Sublicense contract amortized acquisition expense	60	-
Warrant modification expense	-	827
All other expenses	175	171
	$4,777	$6,004

The increase in salaries and benefits expense for the nine months ended December 31, 2020 primarily reflects the impact of bonus payments made to our CEO, CFO, VP-Corporate Development and a non-officer member of our administrative staff in December 2020. There were no changes in base compensation levels for our CEO, CFO, or VP-Corporate Development between the periods and no bonus expense was recognized during the nine months ended December 31, 2019.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier grants having become fully vested and amortized prior to the nine months ended December 31, 2020. Grants awarded after December 31, 2019, including those granted during the nine months ended December 31, 2020, account for approximately $524,000 of expense in the nine months ended December 31, 2020, offset by an expense reduction of approximately $1,048,600 attributable to certain options granted between June 2016 and October 2018 that became fully vested and amortized during the nine months ended December 31, 2020 or earlier. Stock compensation expense is further reduced in the nine months ended December 31, 2020 by approximately $260,000 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019 or becoming fully vested by December 31, 2019. Expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made during the nine months ended December 31, 2020, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors and, additionally in the current year, other consulting service fees related to commercial analyses of both PH94B and PH10.

Legal, accounting and other professional fees for the nine months ended December 31, 2020 and 2019 includes expense related to routine legal fees as well as the accounting expense related to the annual audit of our prior year financial statements and the quarterly review of our first and second quarter current year financial statements. In 2020, we incurred additional consulting fees related to revenue recognition accounting for the AffaMed Agreement and, in 2019, we incurred fees attributable to services provided by an international business development consultant.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in 2019, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During the nine months ended December 31, 2020, we curtailed the number and scope of external service providers engaged in these activities compared to the prior year. Further, in the nine months ended December 31, 2019, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $105,900 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. No such noncash expense was incurred in the nine months ended December 31, 2020.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In the nine months ended December 31, 2019, travel expense reflects costs associated with in-person management presentations and meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our Elevate Study. As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during the nine months ended December 31, 2020, such meetings have occurred remotely without requiring in-person business travel by our executives.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payments of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and $125,000 of cash fees and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. During the nine months ended December 31, 2020, we have amortized $60,900 of contract acquisition costs.

During the nine months ended December 31, 2019, we completed three warrant modifications resulting in an aggregate of $826,900 of noncash warrant modification expense as described below.

●
On December 4, 2019, we modified outstanding warrants previously issued as a part of completed private placements to purchase an aggregate of approximately 6.6 million unregistered shares of our common stock to temporarily reduce, for a period of two years or until the expiration of the warrant, if sooner, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the then-current trading price of our common stock. Following the two-year period during which the exercise price is reduced, the exercise price will revert to its pre-modification price. We determined that this modification increased the fair value of the modified warrants by $702,500, which we recorded as warrant modification expense.

●
Also, on December 4, 2019, we issued additional warrants (the Additional Warrants) to purchase an aggregate of 325,000 additional shares of our common stock to the participants in the Fall 2019 Private Placement to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100% of the number of shares issued in the private placement. The Additional Warrants are exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense.

●
Further, on December 19, 2019, we modified additional outstanding warrants previously issued as a part of a completed private placement to purchase a total of 80,431 shares of our unregistered common stock to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the then-current trading price of our common stock and to provide additional time for the holders to exercise the warrants. We determined that these modifications increased the fair value of the subject warrants by $35,600, which we also recognized as noncash warrant modification expense.

The shares underlying the modified warrants and the Additional Warrants were included in a Registration Statement on Form S-3 (File No. 333-237968) that was declared effective by the Commission on May 13, 2020.

Interest and Other Expenses

Interest expense, net totaled $6,500 for the nine months ended December 31, 2020 compared to interest income, net of $33,400 for the nine months ended December 31, 2019. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2020	2019

Interest income	$6	$43
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan (2020)	(12)	(10)

Interest income (expense), net	$(6)	$33

In both periods, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although cash balances were generally higher during the nine months ended December 31, 2020, the decline in market interest rates during 2020 compared to 2019 resulted in reduced interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in 2020, to interest accrued on our Payroll Protection Program loan prior to its voluntary repayment in December 2020.

We recognized $1,036,600 and $938,100 for the nine months ended December 31, 2020 and 2019, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. As disclosed in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements included in Part I of this report, in December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2020, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $193.6 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

As described more completely above and in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report (Note 8), in December 2020, we entered into an underwriting agreement for the December 2020 Public Offering, pursuant to which we sold 63,000,000 shares of our common stock at a public offering price of $0.92 per share and 2,000,000 shares of a newly issued Series D Preferred at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. Net proceeds to us from the sale of securities during the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $93.6 million.

As also described more completely above and in Note 8, in August 2020, we entered into an underwriting agreement for the August 2020 Public Offering, pursuant to which we sold an aggregate of 15,625,000 shares of our common stock for a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. Under the terms of the August 2020 Underwriting Agreement, we granted to the underwriter an over-allotment option to purchase up to an additional 2,343,750 shares at a public offering price of $0.80 per share, which over-allotment option was exercised with respect to 2,243,250 shares, resulting in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described above and in Note 11, Sublicensing and Collaboration Agreements, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report, in June 2020, we entered into the AffaMed Agreement, a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders. Under the terms of the AffaMed Agreement, AffaMed agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. Upon successful development and commercialization of PH94B in AffaMed’s territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales in the licensed territory. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the AffaMed Agreement.

Additionally, as described above and in Note 8, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200. We have not sold any shares of our common stock pursuant to the LPC Agreement since July 2020, nor do we have any obligation to do so in the future.

As also described in Note 8, during December 2020, certain holders of outstanding warrants exercised such warrants to purchase an aggregate of 1,447,782 shares of our common stock and we received cash proceeds of $723,900 from such exercises. As disclosed in Note 12, Subsequent Events, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report, since December 31, 2020, holders of outstanding warrants have exercised warrants to purchase an additional 2,941,027 shares of our common stock and we have received cash proceeds of approximately $2.86 million.

The transactions described above have generated approximately $114.8 million in net cash proceeds to us between April 1, 2020 and December 31, 2020, and at that date, we had cash and cash equivalents of approximately $104.3 million. Accordingly, we believe that our cash position at December 31, 2020, which reflects such net proceeds, is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, removing earlier doubt regarding our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) prepare for and launch two pivotal Phase 3 clinical trials of PH94B for acute treatment of anxiety in adult patients with SAD, one in North America and another globally, (ii) prepare for and launch a small exploratory Phase 2A study of PH94B for acute treatment of adult patients with adjustment disorder, (iii) prepare for and potentially launch small exploratory Phase 2A clinical studies of PH94B in postpartum anxiety, post-traumatic stress disorder and/or pre-procedural (i.e. pre-MRI) anxiety, (iv) assess and potentially launch a Phase 1 study of AV-101 in combination with probenecid to enable exploratory Phase 2A development of the combination for treatment of CNS disorders, and (v) conduct several nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for the next twelve months, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-234025) (the S-3 Registration Statement), which became effective on October 7, 2019 and was used to register the shares of common stock and Series D Preferred sold in the December 2020 Public Offering and the shares of common stock and the Exercised Option Shares sold in the August 2020 Public Offering, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so. Further, at December 31, 2020 and through the date of this Report, there are approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement. We have no obligation to sell any additional shares to Lincoln Park under the LPC Agreement.

As we have been in the past, we expect that, when and as necessary, we will be successful in raising additional capital from the sale of our equity securities either in one or more public offerings or in one or more private placement transactions with individual accredited investors and institutions. In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement and the Bayer Agreement that could generate revenue or provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the AffaMed Agreement and the Bayer Agreement will generate any revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2020	2019

Net cash used in operating activities	$(6,792)	$(13,178)
Net cash used in investing activities	(250)	-
Net cash provided by financing activities	110,018	1,141

Net increase (decrease) in cash and cash equivalents	102,976	(12,037)
Cash and cash equivalents at beginning of period	1,355	13,100

Cash and cash equivalents at end of period	$104,331	$1,063

The decrease in cash used in operations results primarily from the completion of the Elevate Study, which commenced at the end of the first calendar quarter of 2018 and was operationally completed during the fourth calendar quarter of 2019. Cash used in operations during the nine months ended December 31, 2020 was reduced by the August 2020 receipt of the $5.0 million nondilutive upfront payment from EverInsight under the AffaMed Agreement while cash used in nonclinical development and manufacturing advancements related to PH94B and PH10 increased during the current fiscal year compared to the prior year. Cash used in investing activities in the current fiscal year includes approximately $200,000 for the purchase of certain manufacturing equipment acquired for use by our contract development and manufacturing organization in connection with the production of PH94B drug product. The equipment has not yet been completely validated or placed in productive service at December 31, 2020. Cash provided by financing activities for the nine months ended December 31, 2020 primarily reflects net cash proceeds to us from sales of our common stock and Series D Preferred stock pursuant to the December 2020 Public Offering and from sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement and the Spring 2020 Private Placement, as well as from the exercise of outstanding warrants, net of routine insurance premium financing note and financing lease payments. We received our Payroll Protection Program loan in April 2020 and voluntarily repaid all principal and accrued interest in December 2020 following the completion of the December 2020 Public Offering. Cash provided by financing activities in 2019 reflects the cash proceeds from our Fall 2019 Private Placement, our Fall 2019 Warrant Offering and the exercise of certain warrants following the modification of their exercise prices, net of routine insurance premium financing note and lease payments.

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

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Management does not believe that these weaknesses have resulted in any deficient financial reporting. Although there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this Report relates, subsequent to December 31, 2020, management has begun planning to alleviate both of these weaknesses through the implementation of alternative procedures to ensure adequate segregation of duties and transitioning to new accounting software.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●
the COVID-19 pandemic has, and continues to have, an impact on our business, including delays in manufacturing of certain drug substance and drug products and potential delays in recruitment and enrollment in our planned clinical studies of PH94B;

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

●
we require additional financing to execute our long-term business plan, including commercialization of our CNS pipeline, and to continue to operate as a going concern;

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

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact our business.

Beginning in late 2019, a new strain of coronavirus (COVID-19) spread across the world, and the outbreak has since been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns have already resulted in significant negative economic impacts on a global basis.

As the COVID-19 pandemic continues to rapidly evolve, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●
Delayed product development: We have faced, and may continue to face, delays and other disruptions to our ongoing clinical development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the United States and elsewhere, which may impact review and approval timelines for products in development. Although we remain invested in continuing our clinical development programs for our current product candidates, our research and development efforts may be impacted if our employees, our contract research organizations (CROs) and our third-party contract manufacturer(s) (CMOs) are advised to continue to work remotely as part of social distancing measures. Additionally, social distancing measures, stay-at-home orders and other governmental restrictions designed to combat the COVID-19 pandemic may impair our ability conduct our planned pivotal Phase 3 clinical study for PH94B in a timely manner.

●
Negative impacts on our suppliers and employees : COVID-19 has impacted, and COVID-19 or another highly transmissible and pathogenic infectious disease, may continue to impact the health of our employees, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

COVID-19 has also created significant disruption and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from COVID-19, may cause significant volatility or decline in the trading price of our securities, capital markets conditions and general economic conditions. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CMOs and other contractors. The continued COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

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

In addition, we may apply for Fast Track designation for PH94B, PH10 and AV-101 as a treatment option for other CNS indications. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe PH94B, PH10, AV-101 or other product candidates may be eligible for this designation, we cannot be sure that the FDA will grant it.

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

We will need to complete at least two pivotal Phase 3 clinical studies of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain other clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder or phobia. For PH10, we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, for treatment of any CNS indication, we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

If our product candidates are determined to cause undesirable side effects and safety concerns, we or regulatory authorities may interrupt, delay or halt nonclinical studies and clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the License and Collaboration Agreement we entered into with AffaMed Therapeutics (formerly EverInsight Therapeutics) in June 2020 for the development and commercialization of PH94B in Greater China, South Korea and Southeast Asia.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter, including the AffaMed Agreement and/or the Bayer Agreement. However, our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party in the territories included in the licenses.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $20.8 million and $24.6 million during our fiscal years ended March 31, 2020 and 2019, respectively, and a net loss of approximately $11.7 million during the nine months ended December 31, 2020. At December 31, 2020, we had an accumulated deficit of approximately $213.6 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through December 31, 2020, we have generated approximately $22.7 million in revenues, consisting of receipt of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, the majority of which has been recognized as deferred revenue at December 31, 2020, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

EverInsight Agreement during the quarter ended September 30, 2020, the majority of which has been recognized as deferred revenue at December 31, 2020, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

If our pivotal Phase 3 studies of PH94B for the acute treatment of anxiety in adults with SAD are successful, unless we enter into a contractual arrangement for the commercialization of PH94B in the U.S., we expect to incur significant sales and marketing costs as we prepare to commercialize PH94B on our own in the U.S. Even if we initiate and successfully complete Phase 3 clinical trials of PH94B and our other product candidates, and all of our product candidates are approved for commercial sale, and despite expending substantial capital for sales and marketing costs, PH94B and our other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We require additional financing to execute our long-term business plan.

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

At December 31, 2020, we had cash and cash equivalents of approximately $104.3 million. We believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report.

Although we received the $5 million non-dilutive cash upfront payment under the AffaMed Agreement in August 2020 and expect to recognize that amount as revenue in future periods, we have no other recurring source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize PH94B, on our own or through a future collaboration, or one of our other product candidates.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur costs associated with other development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital in the near term to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements. We have completed in the past a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may pursue and complete additional financing arrangements in the future. Even if we believe we have sufficient funds for our current or future operating plans and requirements, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

When necessary, if we are unable to obtain additional funding on a timely basis and on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or product development programs or the commercialization of any product candidate or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

We have identified and are now taking steps to correct material weaknesses in our internal control over financial reporting. In particular, we concluded that (i) the size of our staff does not permit appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions, and (ii) we utilize accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as to not provide an adequate auditing trail of entries made in the accounting software.

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

We may pursue private and public equity offerings, debt financings, strategic collaborations and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes, we convert or exchange certain of our outstanding securities into common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer and Senior Vice President – Head of CMC, as well as our other employees, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have eleven full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the conversion of our Series A Preferred, Series B Preferred, Series C Preferred or Series D Preferred, and the exercise of outstanding options and warrants for common stock which are issuable upon exercise, in the public market, or the perception that these sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

There is no public market for our shares of Series D Preferred.

There is no established public trading market for our shares of Series D Preferred, and we do not expect a market to develop. In addition, we have not, and do not intend to apply to list the Series D Preferred on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Without an active market, the liquidity of the Series D Preferred will be limited.

Outstanding shares of Series D Preferred Stock may not have any value.

We do not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon conversion of the outstanding shares of Series D Preferred. As a result, before any conversion of shares of Series D Preferred may occur, we need to receive stockholder approval of an amendment to our Restated and Amended Articles of Incorporation to increase the number of authorized shares of common stock to a total of 325 million shares (the Charter Amendment) at a special meeting of stockholders, currently scheduled to take place on March 5, 2021. While our board of directors has unanimously recommended that stockholders approve the Charter Amendment and all current directors and executive officers are supportive of the Charter Amendment, we cannot assure you that we will be able to obtain requisite stockholder approval of the Charter Amendment. Outstanding shares of Series D Preferred will become eligible to convert into shares of our common stock on the date that we publicly announce through the filing of a Current Report on Form 8-K that the Charter Amendment has been approved by our stockholders and has become effective.

The holders of the Series D Preferred are currently entitled to certain rights, including the right to receive a preferential payment equal to $0.001 per share before any proceeds are distributed to the holders of our common stock in the event of our liquidation, dissolution or winding up or a deemed liquidation event. Upon the approval of the Charter Amendment, these rights will terminate.

In the event our stockholders do not approve the Charter Amendment, the Series D Preferred will not convert and may not have any value.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding at December 31, 2020; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.1 million shares remain issued and outstanding at December 31, 2020; (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding at December 31, 2020 and (iv) 2.0 million shares of Series D Convertible Preferred stock, all of which shares are issued and outstanding at December 31, 2020. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

1.1
Underwriting Agreement, dated December 18, 2020, by and among VistaGen Therapeutics, Inc, Jefferies LLC and William Blair & Company, L.L.C. incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2020.

3.1
Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2020.

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

Dated: February 11, 2021