Form 10-K
period 2021-03-31
VistaGen Therapeutics, Inc.
filed 2021-06-29
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2021

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2020, the last business day of the registrant’s second fiscal quarter, was: $51,365,745.

As of June 28, 2021, there were 191,382,350 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from VistaGen Therapeutics, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

-i-

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report or Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●
the continued impact of the  coronavirus (COVID-19) pandemic, efforts to contain the pandemic and resulting economic downturn on or affecting our operations and financial condition;

●
the availability of capital to satisfy our working capital requirements and development and commercialization objectives;

●
the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●
our plans to develop and commercialize our product candidates, including, among other things, PH94B as a potential acute treatment of anxiety in adults with social anxiety disorder (SAD) and other anxiety disorders, PH10 as a potential treatment for major depressive disorder (MDD) and other depression-related disorders, and AV-101 as a potential treatment of MDD and depression-related disorders and neurological diseases and disorders involving the Central Nervous System (CNS);

●
our ability to initiate and complete necessary preclinical and clinical studies to advance the development of our product candidates, including the PALISADE Phase 3 program and other studies, to successfully complete any such preclinical and clinical studies, and for those studies to generate positive results;

●
economic, regulatory and political developments in the U.S. and foreign countries;

●
the performance of our third-party contract manufacturer(s) (CMOs), contract research organizations (CROs) and other third-party preclinical and clinical drug development collaborators and regulatory service providers on whose services we rely to support our operations;

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

●
the loss of key scientific, clinical or nonclinical development, regulatory, and/or management personnel, internally or from one or more of our third-party collaborators, CMOs, CROs or other service providers; and

●
other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in one or more of the forward-looking statements we make in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in Part I, Item 1A, titled “Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements in this Annual Report do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Overview

We are a biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three CNS product candidates, PH94B Nasal Spray, PH10 Nasal Spray and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications. PH94B Nasal Spray (PH94B) is being developed for multiple anxiety disorders. We recently initiated our PH94B Phase 3 development program, which we refer to as the PALISADE program, with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy and safety of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD), as well as preparations for the additional studies required to support our potential U.S. New Drug Application (NDA) for that indication should the PALISADE Phase 3 program be successful. We are also preparing for exploratory Phase 2A clinical studies of PH94B in adults experiencing several other anxiety disorders. PH10 Nasal Spray (PH10) is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. We are now preparing for planned Phase 2B clinical development of PH10 for this indication. We are preparing for a Phase 1B clinical study of AV-101 in combination with probenecid to assess potential future Phase 2A clinical development of the combination for MDD or certain neurological indications. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatry and neurology indications where current treatments options are inadequate to meet the needs of millions of patients in markets worldwide.

Our Product Candidates

PH94B is a synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for the acute treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset mechanism of action (MOA) is fundamentally differentiated from the MOA of all current treatments for MDD and other depression disorders. PH10 is self-administered at microgram-level doses as an odorless nasal spray. PH10 activates nasal chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 engages peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn increases activity of the limbic-hypothalamic sympathetic nervous system and increases the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs), PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has not caused psychological side effects (such as dissociation and hallucinations) or safety concerns that may be associated with rapid-onset ketamine-based therapy (KBT), including intravenous ketamine or intranasal ketamine (esketamine). We believe PH10 has potential to be a new stand-alone treatment for MDD and several other depression disorders.

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

Our Strategy

Our goal is to be a leading biopharmaceutical company committed to development and commercialization of novel proprietary CNS therapies that go beyond the current standard of care for treatment of anxiety, depression and other CNS diseases and disorders with high unmet need. Key elements of our strategy to achieve our goal are as follows:

●
Focus on highly prevalent anxiety, depression and neurological disorders affecting both adult and pediatric populations where the current standard of care is undesirable or inadequate to meet patient needs.

●
Pursue global development, on our own in the U.S. and on our own or with collaborators outside the U.S., of novel proprietary CNS product candidates which are fundamentally differentiated from currently approved therapies;

●
Emphasize development and commercialization of proprietary CNS product candidates with potential for (i) rapid-onset therapeutic effects, (ii) exceptional safety and tolerability, and (iii) significant commercial potential in multiple CNS indications in global markets with currently limited, undesirable or inadequate treatment options;

●
Commercialize on our own, and retain all commercial rights to, our CNS product candidates in the U.S. and partner with highly-qualified third-party collaborators to commercialize our CNS product candidates in selected markets outside the U.S.; and

●
Continue internal research and development efforts to (i) evaluate the expanded therapeutic and commercial potential for our existing CNS product candidates in the treatment of additional CNS indications and (ii) identify additional proprietary CNS product candidates for our CNS product pipeline.

Our CNS Product Pipeline

The following table summarizes the status of our CNS clinical development programs as of the filing date of this Annual Report.

PH94B Nasal Spray

Social Anxiety Disorder

Social Anxiety Disorder (SAD) affects over 23 million Americans. According to the U.S. National Institutes of Health (NIH), SAD is the third most common psychiatric condition after depression and substance abuse. A person with SAD feels intense, persistent symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or talking to a cashier in a store. Doing common everyday things in front of people - such as eating or drinking in front of others or using a public restroom - causes profound anxiety or fear of being humiliated, evaluated, judged, or rejected. The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. SAD can get in the way of going to work, attending school, or doing a wide variety of things in situations that have a potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them. Some people with SAD do not have anxiety in social situations, but instead have performance anxiety. They feel physical symptoms of anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage. Without treatment, SAD can last for many years or a lifetime and lead to avoidance and opportunity costs that can significantly impact a person's employment, social activities and relationships, and be very disruptive to overall quality of life.

Existing treatments for SAD have not been effective acute treatment options for the large patient population suffering from SAD. Only three drugs, all chronic oral antidepressant drugs (ADs), are approved by the FDA specifically for treatment of SAD, and no drug is FDA-approved for acute, on-demand treatment of anxiety in adults with SAD. These FDA-approved chronic oral ADs have slow onset of effect (often many weeks or months) and significant side effects that may make them inadequate or inappropriate treatment alternatives for many individuals affected by acute SAD episodes. Benzodiazepines, often referred to as “benzos,” and beta blockers, both of which have not been studied systematically in controlled studies for treatment of SAD. They are not FDA-approved to treat SAD, but are prescribed on an off-label basis by psychiatrists and other physicians for the treatment of SAD. Unlike ADs, which can take several weeks to take full effect, benzodiazepines, which act as direct positive modulators of GABA-A receptors, have a rapid-onset effect by potentiating GABA-A and slowing the nervous system to induce a calming effect that can last up to twelve hours. However, the safety concerns and side effects of benzodiazepines, many of which are similar to side effects of alcohol, also can appear rapidly. Extended use of benzodiazepines may lead to physical dependence and weaning off. Benzodiazepines can take up to many months, often resulting in severe withdrawal symptoms, including muscle pain, sweating, blurred vision, depression, seizures and delirium tremens similar to those experienced with alcohol withdrawal. Benzodiazepines users can also build up a tolerance that requires increasingly larger doses over time. When taken with opioid drugs, benzodiazepine use may be quite dangerous, so much so that in September 2020 the FDA issued an update to its 2016 Drug Safety Communication requiring that benzodiazepines display a “black box” label on bottles to warn against their potential for dangerous interactions with opioids, as well as potential risk of abuse, misuse, overuse and addiction. We believe PH94B, with its rapid-onset anti-anxiety effects, demonstrated in Phase 2 development without requiring systemic uptake and distribution, and its lack of benzodiazepine-like side effects and safety concerns in all clinical studies to date, has potential to displace both ADs and benzodiazepines in the current treatment paradigm for SAD, as well as in many other current anxiety disorder treatment paradigms.

In a peer-reviewed, published, randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91), with Dr. Michael Liebowitz, the creator of the Liebowitz Social Anxiety Scale (LSAS), as principal investigator, PH94B was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-induced challenges of individuals with SAD, as assessed using patient-reported anxiety ratings on the Subjective Units of Distress Scale (SUDS) within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.

In all Phase 1 and Phase 2 studies to date, PH94B’s safety profile has been exceptional, without indication of abuse potential, psychological side effects (such as dissociation, euphoria or hallucinations), sedation or other side effects and safety concerns that may be associated with ADs approved by the FDA for treatment of SAD, as well as with benzodiazepines and beta blockers prescribed off-label.

Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in all clinical studies to date, we have initiated our PH94B PALISADE Phase 3 development program with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy and safety of PH94B for the acute treatment of anxiety in adults with SAD, as well as preparations for the additional studies required to support our potential U.S. New Drug Application (NDA) for that indication should our PH94B PALISADE Phase 3 development program for SAD be successful. With respect to SAD, our goal is to develop and commercialize PH94B, on our own in the U.S. and with collaborators in markets outside the U.S., as the first FDA-approved, fast-acting, on-demand, acute treatment of anxiety for adults with SAD. We also plan to develop and commercialize PH94B in a similar manner for the acute treatment of anxiety in pediatric patients with SAD.

Adjustment Disorder with Anxiety

Almost everyone experiences significant life events, changes, or stressors and while some individuals adjust to such changes within a few months, others cannot and may struggle with adjustment disorder. Adjustment disorder with anxiety (AjDA) is an emotional or behavioral reaction considered excessive or disproportionate to a sudden change, stressful event or major life change, such as loss of work, divorce or health setback, occurring within three months of the stressor, and/or significantly impairing a person’s social, occupational and/or other important areas of functioning. The stress-related disturbance does not represent normal bereavement or meet the criteria for another mental disorder and is not merely an exacerbation of a preexisting mental disorder.

The mental health stressors associated with the COVID-19 pandemic have directly or indirectly affected hundreds of millions of individuals around the world and have considerably increased the prevalence of AjDA. We believe the mental health impact of the COVID-19 pandemic will be long-term and varied across a wide range of anxiety disorders. PH94B has potential as a novel, treatment of anxiety for adults with AjDA, including stress and impaired functioning as a result of recent-onset of stressors brought on by the health, safety, economic and social circumstances, including, but not limited to, circumstances related to and consequences of the COVID-19 pandemic and civil unrest in 2020. With successful Phase 2 development of PH94B for acute treatment of anxiety in adults with SAD completed and Phase 3 development for that indication now underway, we are preparing to initiate exploratory Phase 2A clinical development of PH94B for treatment of anxiety in adults with AjDA. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University and director of the Medical Research Network in New York City, will serve as Principal Investigator of the exploratory Phase 2A study.

Postpartum Anxiety

Even before the COVID-19 pandemic, there was compelling research indicating that about approximately 17% of new mothers battle anxiety. Recent research reflects that the prevalence of postpartum anxiety (PPA) among new mothers increased significantly during the COVID-19 pandemic. Combined with commonly experienced hormone changes and sleep deprivation, key additional factors contributing to increasing mental health challenges among new mothers during the COVID-19 pandemic include job loss, lack of secure housing and access to healthcare, physical isolation from friends and family, increased childcare, educational and household duties, and fear and uncertainty about the state of the world for themselves and their newborn children.

With its potential to produce rapid-onset therapeutic effects at microgram-level doses, without requiring systemic uptake and distribution to achieve those therapeutic effects, and without causing sedation, we believe PH94B may be ideally suited for new mothers suffering with PPA, especially new mothers who are interested in breastfeeding and who would prefer a non-systemic, non-sedating therapeutic alternative to current therapies.

In collaboration with clinical investigators at a leading university medical center in the U.S., we are exploring opportunities to assess PH94B’s potential as a novel rapid-onset treatment for PPA in a small exploratory Phase 2A clinical study.

Post-Traumatic Stress Disorder

Post-traumatic stress disorder (PTSD) is a clinically diagnosed psychiatric disorder that develops in some people who have experienced or witnessed a shocking, scary, dangerous or life-threatening event, such as military combat, natural disasters, terrorist incidents, serious accidents, or physical or sexual assault in adulthood or childhood. Symptoms of PTSD include flashbacks, nightmares, severe anxiety, uncontrollable intrusive thoughts, and emotional numbing after the event. More than 8 million people in the U.S. suffer from PTSD. Anyone can develop PTSD at any age. According to the National Center for PTSD, about seven or eight out of every 100 people will experience PTSD at some point in their lives. The prevalence of PTSD is even higher in populations at risk for exposure to trauma, such as military service members and first responders. PTSD is often accompanied by depression or one or more of the other anxiety disorders, and PTSD sufferers also have a higher rate of suicide and often struggle with simultaneous addiction, leading to an even greater social and economic burden of the disorder.

It is natural to feel afraid during and after a traumatic situation. Fear triggers many split-second changes in the body to help defend against danger or to avoid it. This “fight-or-flight” response is a typical reaction meant to protect a person from harm. Because PTSD is associated with a heightened “fight or flight” response mediated by increased sympathetic nervous response to conditioned stimuli, an agent which decreases sympathetic tone may be able to treat some symptoms of PTSD.  In Phase 2 studies, at microgram doses, PH94B has been shown to have rapid-onset anti-anxiety effects in patients with both generalized anxiety disorder (GAD) and SAD. PH94B may therefore have utility as an as-needed, rapid-onset treatment of symptoms of PTSD. Available therapeutic options for PTSD are limited, including only two FDA-approved antidepressants, which have limited efficacy and undesirable side effects.

In collaboration with clinical investigators at leading university medical centers in the U.S., we are exploring opportunities for exploratory Phase 2A clinical development of PH94B as a potential as-needed, on-demand, fast-acting anxiolytic in the PTSD treatment paradigm.

Generalized Anxiety Disorder

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

People with GAD do not know how to stop the worry cycle and feel it is beyond their control, even though they usually realize that their anxiety is more intense than the situation warrants. Many individuals with GAD may avoid situations because they have the disorder or they may not take advantage of important professional or social opportunities due to their anxiety and worry. When their anxiety is severe, it is difficult for individuals with GAD to carry out even the simplest of daily activities. Currently, the standard of care for GAD includes psychotherapy and certain medications with limited therapeutic benefits and various side effects and safety concerns, including chronic oral antidepressants (SSRIs and SNRIs) and benzodiazepines.

PH94B demonstrated efficacy in a small, exploratory, placebo-controlled Phase 2 clinical study in patients with GAD. Twenty-one patients were randomized to receive 200 picograms of PH94B or placebo in a one-second aerosol pulse to the chemosensory epithelium of the anterior nasal septum. Thirty minutes after treatment there was mean reduction of 32.0% for the PH94B group and 19.6% for the placebo group in the total Hamilton Anxiety Rating Scale (HAM-A) score. Electrophysiological changes (respiratory, cardiac, and electrodermal frequency), concordant with the reduction in anxiety, were significantly greater for the PH94B group. We believe these transient anti-anxiety effects of PH94B may warrant further investigation in a larger Phase 2 GAD trial.

We are also assessing PH94B’s potential for exploratory Phase 2A clinical studies in pre-procedural anxiety and panic disorder.

PH10 Nasal Spray

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

In a peer-reviewed, published exploratory Phase 2A clinical study (n=30), PH10, self-administered at a dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale-17 (HAM-D-17), without side effects or safety concerns that may be caused by certain oral ADs or intravenous or intranasal ketamine-based therapy (KBT).

With its potential for rapid-onset activity at a microgram-level dose that does not require systemic uptake and distribution to achieve sustained antidepressant effects, as well as an exceptional safety profile, we believe PH10 has transformative potential as an at-home treatment for multiple indications in global depression markets. Based on positive results from the exploratory PH10 Phase 2A program, we are conducting two nonclinical studies necessary to support submission of our Investigational New Drug (IND) application to the FDA for our Phase 2B clinical development program for PH10 as a stand-alone, rapid-onset treatment of MDD. Our goal is to submit our IND for a Phase 2B study of PH10 in MDD before the end of 2021, and, if authorized by the FDA, begin Phase 2B clinical development of PH10 for MDD in the first half of 2022. Although our initial plan is to develop PH94B as a new stand-alone rapid-onset therapy for MDD, we also believe PH10 has potential as a stand-alone therapy for treatment-resistant depression (TRD) and postpartum depression (PPD), and as an adjunctive therapy to augment current FDA-approved ADs for individuals with MDD, TRD and PPD who have an inadequate response to their current ADs and to prevent relapse following successful treatment with KBT.

Treatment-Resistant Depression

Treatment-resistant depression is a form of depression that does not get better even after an individual has tried adequate and well-controlled doses of two different oral, FDA-approved antidepressant therapies taken for a sufficient period of time, usually at least six weeks. Approximately one-third of adults with MDD battle depression symptoms that do not respond to current oral AD treatments, including persistent feelings of sadness, disturbances in their sleep patterns, low energy and thoughts of suicide. Certain populations, especially women and elderly individuals, experience TRD at higher rates than others. Individuals who endure severe or frequently recurring bouts of depression also appear to be more susceptible to TRD. Individuals with MDD who also have certain underlying medical conditions, such as thyroid disease, chronic pain, substance abuse and eating or sleep disorders, also may be at greater risk for TRD.

While certain individuals with TRD may benefit from giving their current oral antidepressant more time to work or by taking a larger dose, for others, switching to a different class of antidepressant or augmenting their current AD with an FDA-approved atypical antipsychotic may lead to remission. In recent years, KBT, which includes intravenous ketamine or intranasal esketamine given adjunctively with a new oral AD, has been effective in treating TRD. However, KBT has significant drawbacks. Certain patients receiving KBT may experience uncomfortable dissociative symptoms, hypertension, or other side effects for a few hours after administration. Additionally, because of these potential side effects and safety concerns, as well as the potential for abuse, KBT must be administered in a clinical setting.

PH10, with its potential for rapid-onset antidepressant effects at a microgram-level dose and without systemic uptake and distribution, and, as demonstrated in the PH10 Phase 2A program for MDD, an exceptional safety profile that is not expected to require administration in a clinical setting, has transformative potential in the treatment paradigm as a new stand-alone therapy for TRD and to prevent relapse following successful treatment for TRD with KBT. After we submit our IND for Phase 2B development of PH10 as a stand-alone treatment for MDD, we plan to assess its potential for exploratory Phase 2A development as a stand-alone treatment for TRD.

Postpartum Depression

New mothers face many challenges, both practical and emotional, when adjusting to life following the birth of a newborn child. PPD develops around the time a woman gives birth, occurring in approximately 15% of births, according to the U.S. National Institutes of Mental Health (NIMH). Women with PPD often struggle with anxiety, sadness, difficulty eating and sleeping, or disturbing thoughts of worthlessness, shame, guilt or suicide, all significant depressive symptoms that may commence during pregnancy or typically within the first few months following childbirth. Other symptoms of PPD may include agitation, loss of interest in daily activities, feeling overwhelmed and fatigued, and inability to concentrate. The current standard of care for PPD involves psychotherapy and, in certain mothers, off-label use of oral ADs or a recently-approved intravenous neurosteroid, all of which require systemic uptake to achieve a therapeutic effect, a potential complication for new mothers who wish to breastfeed their newborn child. The recently-approved intravenous neurosteroid requires a lengthy continuous intravenous infusion (approximately 60 hours) that must be administered in a clinical setting and may also cause sedation.

As demonstrated in an exploratory Phase 2A study of PH10 in adults, including adult women, PH10, self-administered intranasally in microgram-level doses, does not require systemic uptake and distribution to achieve antidepressant effects and, based on its safety profile in all studies to date, is not expected to require inconvenient administration in a clinical setting. PH10 is fundamentally differentiated from the FDA-approved neurosteroid for PPD, as well as all chronic oral ADs used off-label for treatment of PPD. Based on prior clinical studies of PH10, including the exploratory Phase 2A clinical study of PH10 in MDD, we believe it has potential to be a rapid-onset, non-systemic stand-alone treatment for PPD. After we submit our IND for Phase 2B development of PH10 as a stand-alone treatment for MDD, we plan to assess its potential for exploratory Phase 2A development as a treatment for PPD.

Suicidal Ideation

According to the WHO, every year approximately 800,000 people worldwide take their own life and many more attempt suicide. Suicidal ideation (SI) is characterized as suicidal thoughts and behavior. The U.S. Centers for Disease Control (CDC) views suicide as a major public health concern in the U.S. as rates of suicide have been increasing for both men and women and across all age groups. Suicide is the 10th leading cause of death in the U.S. and is one of just three leading causes that are on the rise. According to experts in the field of SI, the number of Americans who die by suicide is, since 2010, higher than the number of those who die in motor vehicle accidents. People of all genders, ages, and ethnicities can be at risk for suicide. SI is complex and there is no single cause. The NIMH attributes many different factors to someone making a suicide attempt, including, but not limited to, depression, other mental health disorders or substance abuse. Additionally, according to reports released by the VA, the U.S. Military Veteran population is at significantly higher risk for suicide than the general population.

We believe PH10 may play a key role in a new treatment paradigm for SI. Accordingly, based on results of various IND-enabling preclinical studies, and, after appropriate IND submissions, we will assess potential exploratory Phase 2A development of PH10 for stand-alone treatment of SI and/or adjunctive treatment of SI together with KBT or other oral AD therapies.

AV-101 with Probenecid

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing, AV-101 has good oral bioavailability, an excellent pharmacokinetic (PK) profile, and is not an inhibitor or inducer of the human cytochrome P450 (CYP) isoforms. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening. Moreover, in all clinical trials to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine.

Recent discoveries from successful AV-101 in vivo preclinical studies suggest that there is a substantial increase in brain concentrations of AV-101 and 7-Cl-KYNA when AV-101 is given together with probenecid, a drug approved by the FDA for treatment of gout which is known to block activity of certain organic ion efflux transporters in the kidney. These surprising results in the brain were first revealed in our recent preclinical studies and are consistent with well-documented clinical studies of probenecid increasing the therapeutic levels in the blood of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antivirals. Many clinical studies demonstrate that probenecid is safe and well tolerated. Probenecid administered adjunctively with AV-101 in an animal model resulted in substantial increased brain concentrations of AV-101 (7-fold) and 7-Cl-KYNA (35-fold). We also recently identified that these increases in brain levels could result from blocking of some of the same transporters in the blood brain barrier that are expressed in the kidney, which are used to regulate drug levels in the blood. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with MDD and other NMDAR-focused CNS diseases and disorders than was demonstrated in the Elevate Study. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

In addition, a Phase 1B target engagement clinical study completed by the Baylor College of Medicine (Baylor), with financial support from the U.S. Department of Veterans Affairs (VA), involved 10 healthy volunteer U.S. military Veterans who received single doses of AV-101 (720 mg or 1440 mg) or placebo, in a double-blind, randomized, cross-over controlled trial. The primary goal of the study was to identify and define a dose-response relationship between AV-101 and multiple electrophysiological (EEG) biomarkers related to NMDAR function, as well as blood biomarkers associated with suicidality (the Baylor Study). The findings from the Baylor Study suggest that, in healthy Veterans, the higher dose of AV-101 (1440 mg) was associated with dose-related increase in the 40 Hz Auditory Steady State Response (ASSR), a robust measure of the integrity of inhibitory interneuron synchronization that is associated with NMDAR inhibition.

We are preparing to initiate a Phase 1B clinical study of AV-101 with adjunctive probenecid in the second half of 2021 to evaluate their safety in combination and potential for exploratory Phase 2A development in one or more of the CNS indications for which we have existing encouraging preclinical data with AV-101, including MDD, epilepsy, levodopa-induced dyskinesia, and neuropathic pain.

Major Depressive Disorder

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

Neuropathic Pain

Neuropathic pain (NP) affects approximately 33 million people in the United States (excluding patients with back pain) according to an article published in the Journal of Pain Research in 2017. NP is a complex, chronic pain state characterized by a steady burning "pins and needles" or "electric shock" sensation that results in abnormal neuronal function after nerve damage. The American Chronic Pain Association has identified various causes of NP, including tissue injury, nerve damage or disease, diabetes, infection, toxins, certain types of drugs, such as antivirals and chemotherapeutic agents, certain cancers, and even chronic alcohol intake. Current treatments for NP include antidepressants, anticonvulsants (such as gabapentin and pregabalin), and opioids, among others. However, current medications may offer inadequate efficacy, have limiting side effects, and be associated with abuse.

The effects of AV-101 as a potential new treatment for NP were assessed in published peer-reviewed preclinical studies involving four well-established models of pain. In these studies, AV-101 was observed to have robust, dose-dependent anti-nociceptive effects, as measured by dose-dependent reversal of NP in the Chung (nerve ligation), formalin and carrageenan thermal models in rats, and was well-tolerated. The publication, titled: “Characterization of the effects of L-4-chlorokynurenine on nociception in rodents,” by lead author, Tony L. Yaksh, Ph.D., Professor in Anesthesiology at the University of California, San Diego, was published in The Journal of Pain in April 2017 (J Pain. 18:1184-1196, 2017)). In subsequent studies in this preclinical model, AV-101 also had positive results using pregabalin as an active control. AV-101 demonstrated robust analgesic effects, similar to pregabalin, but fewer side effects as measured in the rotarod assay. In third party literature, gabapentin and pregabalin, often prescribed for treatment of NP, have been associated with sedation and mild cognitive impairment. Other commonly prescribed medications for NP include drugs targeting opioid receptors in the brain. Unfortunately, misuse of such drugs can lead to a significantly increased risk of addiction, and, we believe, their therapeutic utility for neuropathic pain is unclear.

Based on successful preclinical studies involving AV-101, compared to gabapentin and pregabalin, as well as successful Phase 1B development of AV-101 in combination with probenecid, we may explore Phase 2A clinical development of AV-101, together with probenecid, as a potential new generation, non-opioid treatment to reduce debilitating NP. We believe AV-101 in combination with probenecid has the potential to avoid sedative side effects and cognitive impairment often associated with other NP treatments, and reduce the risk of addiction associated with pain medications targeting opioid receptors.

Levodopa-Induced Dyskinesia associated with Therapy for Parkinson’s Disease

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

Levodopa-induced dyskinesia (LID) is a disorder that affects people with PD who are treated with levodopa for an extended period of time. Oral levodopa remains the most effective therapy for motor symptoms of PD. However, studies published in the New England Journal of Medicine and Movement Disorders have shown LID develops in approximately 45% of levodopa-treated Parkinson’s disease patients after five years and 80% after 10 years of levodopa treatment. Although clinical manifestations of LID are heterogenous, LID is commonly associated with abnormal involuntary movements, including chorea and dystonia. These motor complications tend to become more severe as PD progresses and as the duration of levodopa treatment is extended, until the impact of LID may compromise the advantage of treatment with levodopa. PD treatment with levodopa is routinely delayed due to concerns over LID. Once LID develops, levodopa-treated PD patients may be faced with a choice between immobility due to untreated and uncontrolled PD, or mobility with the associated LID. In the U.S., there are an estimated 150,000 to 200,000 people with PD who are impacted by LID.

AV-101 is not a dopamine-based drug candidate. Rather, AV-101’s active metabolite, 7-Cl-KYNA, is a potent and selective NMDAR glycine site antagonist with neuroprotective properties, which receptor plays a major role in glutamatergic signaling and has been shown to be a therapeutic target for LID.

In a preclinical study in the “gold standard” MPTP monkey model of PD and LID, AV-101’s efficacy against LID was measured through behavioral scores on a dyskinesia scale, and a Parkinsonian disability scale was used to measure levodopa anti-parkinsonian efficacy. This study demonstrated that AV-101 significantly (p=0.01) reduced LID. Importantly, AV-101 did not reduce the timing, extent, or duration of the therapeutic effects of levodopa, indicating that AV-101 did not impact the anti-parkinsonian efficacy of levodopa. Moreover, AV-101 did not cause adverse events often associated with amantadine therapy for LID, such as hallucinations, dizziness, and falls. These preclinical results confirmed our prior anti-dyskinesia study in this MPTP monkey model. We believe these preclinical data and AV-101’s positive safety profile in all clinical studies to date support the potential of AV-101, together with probenecid, to treat LID, while both maintaining the antiparkinsonian benefits of levodopa and without causing hallucinations or other serious side effects that may be associated with amantadine therapy for LID. As a result, upon successful Phase 1B development of AV-101 in combination with probenecid, we may explore Phase 2A clinical development of AV-101, together with probenecid, as a new generation treatment for LID.

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

AV-101 has been shown to protect against seizures and neuronal damage in preclinical animal models of epilepsy. Upon successful Phase 1B development of AV-101 in combination with probenecid, we believe exploratory preclinical data in an epilepsy model, together with human safety data in all clinical studies to date, may provide support for exploratory Phase 2A clinical development of AV-101, together with probenecid, as a potential new generation treatment for epilepsy.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and related pharmaceutical compositions, their therapeutic methods of use, including treatment and prognostic methods, as well as processes for their manufacture, and any other aspects of our discoveries and inventions that are commercially important to the development of our business.

We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also utilize know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection in appropriate markets, and endeavor to promptly file patent applications for new commercially valuable inventions.

To protect our rights to our proprietary technology, we require all employees, as well as our external collaborators, consultants and CROs when feasible, to enter into agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, including treatment and patient selection, formulations and manufacturing processes created or identified from the ongoing development of our product candidates.

Patents

We own and have licensed granted patents and pending patent applications in the U.S. and in certain foreign countries. These patent properties include, but are not limited to:

PH94B (licensed by us from Pherin Pharmaceuticals, Inc. (Pherin))

●
Two granted U.S. patents and other foreign patents related to the reduction of anticipatory anxiety or social phobic response.

The U.S. patents related to PH94B will nominally expire either in 2025 or 2028, respectively, and foreign patents nominally expire in 2026, subject to extensions that may be available on a country-by-country basis, including in the U.S.

PH94B patent application owned by VistaGen

●
Pending U.S. and Patent Cooperation Treaty (PCT) patent applications related to the treatment of adjustment disorder with anxiety.

Patents that may be granted on this patent application nominally will expire in 2041, including in the U.S.

PH10 (licensed by us from Pherin)

●
One granted U.S. patent related to treatment of depressive disorders; and

●
Granted foreign patents related to treatment of depressive disorders.

The U.S. and foreign patents related to PH10 nominally expire in 2033, subject to extensions that may be available on a country-by-country basis, including in the U.S.

AV-101

●
Five granted U.S. patents related to the treatment of depression with AV-101, certain unit dose formulations of AV-101 effective to treat depression, and treatment of dyskinesia induced by the administration of L-DOPA (LID);

●
Pending U.S. patent applications and foreign granted patents and pending foreign patent applications related to treatment of various disorders, including depression, LID, neuropathic pain (NP), tinnitus and obsessive-compulsive disorder;

●
Pending PCT patent application related to the prognostic identification of high and low responders to treatment of various CNS disorders with AV-101; and

●
Two granted U.S. patents, and foreign granted patents and pending foreign patent applications related to the manufacture of AV-10.

The U.S. and foreign patents related to AV-101 nominally expire between 2034 and 2040, depending on the particular subject matter, subject to extensions that may be available on a country-by-country basis, including in the U.S.

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

The U.S. and foreign patents and patent applications related to cardiac stem cells nominally expire between 2031 and 2037, subject to extensions that may be available on a country-by-country basis, including in the U.S. Additionally, therapeutic and certain other fields of use have been licensed by us to Bayer under the Bayer Agreement.

Blood Cells

●
U.S. and foreign patents and patent applications relating mesoderm and definitive endoderm cell populations, and to populations of hematopoietic progenitors.

The U.S. and foreign patents and patent applications related to blood stem cells nominally expire between 2023 and 2032, subject to extensions that may be available on a country-by-country basis, including in the U.S.

Cartilage and Chondrocyte Cells

●
U.S. and foreign patents and patent applications relating to methods and compositions for generating chondrocyte lineage cells and cartilage like tissue.

The U.S. and foreign patents and patent applications related to cartilage and chrondrocyte cells nominally expire in 2034, subject to extensions that may be available on a country-by-country basis, including in the U.S.

Liver and Biliary Cells

●
U.S. and foreign patents and patent applications relating to methods for generating hepatocytes and cholangiocytes from pluripotent stem cells and to toxicity typing using liver stem cells.

The U.S. and foreign patents and patent applications related to liver and biliary cells nominally expire between 2021 and 2034, including in the U.S.

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

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the approval of that application (approval phase). This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent related to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for our applicable patents, if any, to extend patent life beyond their normal expiration dates depending on the length of the clinical trials and other factors involved in the filing of the relevant NDA.

Data Exclusivity

Some of our products may also be entitled to certain data exclusivity (that is not patent-related) under the Federal Food, Drug and Cosmetic Act (FDCA) and its related regulations. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity (NCE). A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the pharmacological action of the drug substance. During the data exclusivity period, an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company may not be approved by the FDA for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data that served as the basis of granting the original NDA.

However, an ANDA or a 505(b)(2) NDA application may be submitted after four years if the innovator NDA holder does not have a patent covering the product listed with the FDA Orange Book or if the application contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book. The FDCA also provides three years of data exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting the new full or supplemental NDA. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

Trade Secrets

In addition to patents, we may rely on trade secrets to develop and maintain our competitive position. We protect trade secrets, if any, and also know-how, by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual’s or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Trademarks

The Company also owns a registered trademark in the U.S. for “VISTAGEN,” for “biotechnology services” in international class 42, which was renewed in 2021. We have a U.S. registration application pending for VISTAGEN in international class 10 for “human and veterinary preparations for medical uses.”

Strategic Transactions and Relationships

Strategic collaborations are an important cornerstone of our corporate development strategy. We believe that our highly selective outsourcing of certain research, development, legal, manufacturing and regulatory activities gives us flexible access to a broad range of capabilities and expertise at a lower overall cost than developing and maintaining such capabilities and expertise internally on a full-time basis. In particular, we retain third parties for certain legal manufacturing, nonclinical development, clinical development and regulatory affairs support.

We have entered into, and may seek multiple additional strategic collaborations and relationships focused on development and commercialization of our product candidates in regions outside the U.S.

Commercial Agreements

We have customary clinical supply agreements with multiple CMOs and customary agreements with multiple CROs to assist us with advancement and management of our nonclinical, including manufacturing, and clinical development programs. Each of our commercial agreements is non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supplies or request services to be performed under specific work orders that we generate with such third-parties from time to time.

Material License Agreements

Exclusive License and Collaboration Agreements with Pherin

In September 2018, we acquired from Pherin Pharmaceuticals, Inc. (Pherin) an exclusive worldwide license to develop and commercialize PH94B. In October 2018, we acquired from Pherin an exclusive worldwide license to develop and commercialize PH10. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments, and pay royalties, to Pherin in connection with our sublicense, development and commercialization collaborations involving PH94B and/or PH10, as well as in the event that certain development milestones and commercial sales are achieved. Additionally, in connection with the license agreements, we were obligated to pay to Pherin monthly support payments of $10,000 for a term of the earlier of 18 months from the date of each license agreement or the termination of the license agreement; however, no monthly support payment was required under the 18-month period identified in the PH10 license agreement if support payments were already being made under the terms of the PH94B license agreement. In April 2020, we completed all of our obligations to pay all such monthly support payments to Pherin under the PH94B license agreement and the PH10 license agreement, and thus the contractual requirements have been fully satisfied.

Exclusive License and Collaboration Agreement with AffaMed Therapeutics, Inc. (formerly EverInsight Therapeutics, Inc.)

In June 2020, we entered into a license and collaboration agreement (the EverInsight License Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands (EverInsight), pursuant to which we granted EverInsight an exclusive license to develop, manufacture and commercialize PH94B for multiple anxiety-related disorders in Greater China (Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). Subsequent to entering into the EverInsight License Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we refer to EverInsight and the EverInsight License Agreement as AffaMed and the AffaMed Agreement, respectively. We retained development, manufacturing and commercialization rights for PH94B in the rest of the world.

Under the terms of the AffaMed Agreement, we received an upfront payment of $5.0 million in August 2020. We may also receive up to an additional $172 million in milestone payments upon AffaMed’s achievement of certain developmental, regulatory and sales milestone events related to PH94B. In addition, we are entitled to receive certain royalties on net sales, if any, of PH94B in the Territory following receipt of any required regulatory approval. However, AffaMed’s, achievement of any of such developmental, regulatory and sales milestone events, or commercial sales of PH94B in the Territory, cannot be guaranteed. AffaMed has the right to sublicense to affiliates and third parties in the Territory. AffaMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing PH94B in the Territory. A joint development committee has been established between the Company and AffaMed to coordinate and review the development, manufacturing and commercialization plans with respect to PH94B in the Territory. Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

Manufacturing and Supply

Manufacturing of the drug substance and drug product for our product candidates is done by third-parties and must comply with FDA current good manufacturing practice (cGMP) regulations. Our product candidates are comprised of synthetic small molecules made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate, nor do we plan to own or operate, any manufacturing facilities for the production of our drug candidates for nonclinical, clinical or commercial use. We conduct manufacturing activities under individual project or work orders with independent contract manufacturing organizations (CMOs) to supply all of our nonclinical and clinical trial needs. We or experts from our CROs conduct periodic quality audits of their facilities. We believe that our existing suppliers of our product candidate’s active pharmaceutical ingredients and drug products will be capable of providing sufficient quantities of each to meet our nonclinical and clinical development needs. Other CMOs may be used in the future for nonclinical and clinical supplies and, subject to approval, commercial manufacturing.

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

Sales and Marketing

We intend to build a commercial infrastructure in the United States in advance of anticipated drug approval of our product candidates. We believe that we can cost effectively implement a targeted sales force required to commercialize our products, if approved, in the United States. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We may seek co-promotion partners for our sales efforts to achieve broader reach or call frequency with United States target physicians. We expect to focus our future sales and marketing efforts for our product candidates in the United States, if FDA-approved, on psychiatrists and select primary care physicians and, should we receive FDA approval for use in pediatric populations, on select pediatricians who are likely to see adolescents, as well as nurse practitioners, child psychiatrists and psychologists who, in some states, are permitted to prescribe medications. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments, including some prior to product approval.

We believe that there are significant market opportunities for our products outside of the United States. As a result, as we have done under the AffaMed Agreement, we plan to seek strategic partnerships with third parties, which may have greater reach and resources by virtue of their size and experience in the field, for the development and commercialization of our products in selected markets outside the United States. We may elect in the future to utilize additional strategic partners, distributors, or contract sales forces to assist in the development and commercialization of our products.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets, especially the high unmet need in large and growing global markets for anxiety and depression disorders, make them attractive therapeutic areas for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, and specialty pharmaceutical companies. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

Currently there are no FDA-approved therapies for SAD with the mechanism of action of PH94B, and we are aware of no company developing a potential acute treatment of anxiety for adults with SAD that is a nasal spray and involves the same mechanism of pharmacological action as PH94B. However, although they have not been systematically developed for treatment of SAD are not FDA-approved for the acute treatment of anxiety in adults with SAD, we may face competition to PH94B for acute treatment of anxiety in adult and pediatric patients with SAD from off-label use of generic benzodiazepines and generic beta blockers. In addition, although there are three oral antidepressants approved by the FDA for treatment of SAD, such drugs do not achieve rapid-onset therapeutic effects and are associated with undesirable side effects.

Patients with MDD are typically treated with a variety of oral antidepressant medications or oral atypical antipsychotics. These treatments often include generic antidepressants such as: Fluoxetine (Prozac), previously marketed by Eli Lilly and Company; sertraline (Zoloft) and venlaxafine (Effexor), both previously marketed by Pfizer, Inc.; and paroxetine (Paxil) and bupropion (Wellbutrin), both previously marketed by GlaxoSmithKline. Treatments may also include currently marketed medications indicated for MDD such as: Trintellix, with is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd, which is marketed by Abbvie; and Rexulti which is marketed by Otsuka America. Although currently there are no FDA-approved oral therapies for MDD with the mechanism of pharmacological action of either PH10 or AV-101, we are aware of numerous companies that are developing therapies targeting the MDD market, including, among others, Axsome Therapeutics, Minerva Neurosciences, Relmada Therapeutics, and Sage Therapeutics. Additionally, with respect to MDD, we expect that PH10 and AV-101 will have to compete with a variety of non-pharmacological alternatives for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

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

·
completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;

·
submission to the FDA of an IND application which must become effective before human clinical trials may begin;

·
approval by an independent Institutional Review Board (IRB) for each clinical site or centrally, before each trial may be initiated;

·
adequate and well‑controlled human clinical trials to establish the safety and efficacy of the proposed drug candidates for its intended use, performed in accordance with current Good Clinical Practices (cGCP);

·
development of manufacturing processes in compliance with current cGMPs to ensure the drug’s identity, strength, quality, and purity;

·
compilation of required information and submission to the FDA of an NDA;

·
satisfactory completion of an FDA advisory committee review, if applicable;

·
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

·
FDA review and approval of the NDA to permit commercial marketing for particular indications for use.

Preclinical Studies and IND Submission

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity, and drug product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLP regulations. Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND.

An IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, notifies the applicant of safety and/or product quality concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or noncompliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

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

Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

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

The manufacture of investigational drugs for the conduct of human clinical trials (and their active pharmaceutical ingredients) is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

·
Phase 1—Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure‑activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

·
Phase 2—Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

·
Phase 3—These adequate and well‑controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two successful Phase 3 trials are required by the FDA for product approval.

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 studies may be required by the FDA as a condition of approval of the NDA, to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition to the above traditional kinds of clinical trial data required for the approval of an NDA, the 21st Century Cures Act provides for potential FDA use of different types and sources of data in regulatory decision-making, such as patient experience data, real-world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications. Implementation of this law and related initiatives is still in progress and we do not know the extent to which we may in the future be able to utilize these types and sources of data. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

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

During the development of a new drug, a sponsor may be able to request a Special Protocol Assessment (SPA) the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed‑upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk‑benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

NDA Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacturing, and control (CMC) information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee, authorized every five years by Congress under the Prescription Drug User Fee Act (PDUFA). User fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis, and if approved, program fees must be paid on an annual basis. Product candidates that are designated as orphan drugs, which are further described below, are not subject to application user fees unless the application includes an indication other than the orphan indication.

In addition, under the Pediatric Research Equity Act (PREA) an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

Once the FDA receives an application, it will determine within 60 days whether the NDA as filed is sufficiently complete to permit a substantive review (with this decision often referred to as the NDA being “accepted for filing.”). If the FDA determines that the NDA is not sufficiently complete to permit a substantive review, the application must be resubmitted with additional information requested by the FDA. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review of the NDA.

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

The approval process is lengthy and difficult, and involves numerous FDA personnel assigned to review different aspects of the NDA, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional preclinical, CMC, or other data and information. Uncertainties can be presented by reviewers’ ability to exercise judgment and discretion during the review process. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (CRL). If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval in its current form and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application and efficacy supplement resubmissions in either two or six months (from receipt) for a Class 1 or Class 2 resubmission, respectively. For non-efficacy supplements (i.e., labeling and manufacturing supplements), FDA’s goal is to review the supplement within the same length of time (from receipt) as the initial review cycle (excluding an extension caused by a major amendment of the initial supplement).

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

An applicant who files an ANDA seeking approval of a generic version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) in the applicant’s opinion and to the best of its knowledge, the patent is invalid, unenforceable, or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application approval will not be made effective until all of the listed patents claimed by the referenced product have expired.

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

Three years of exclusivity are available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations, other than bioavailability studies, conducted by the sponsor that were essential to approval of the application. Changes in an approved drug product that affect its active ingredient(s), strength, dosage form, route of administration or conditions of use may be granted this exclusivity if a new clinical investigation (NCI) was essential to approval of the application containing those changes. During the NCI exclusivity period, FDA may not approve an ANDA or 505(b)(2) NDA by another company for the condition of the new drug’s approval. NCE and NCI exclusivities will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Priority Review and Breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

In addition, if an applicant obtains “rolling review,” the FDA may accept and initiate review of sections of an NDA before the application submission is complete, although it is not guaranteed that FDA will commence review before the application submission is complete, and the timing of the review depends on a number of factors including availability of review personnel at the FDA, and competing agency priorities among other things. The applicant must provide, and the FDA must agree to, a schedule for the remaining information after the initial section of the NDA.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA) enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross‑disciplinary review.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the Department of Justice has consistently asserted in FCA briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.”

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

Fraud and Abuse, and Transparency Laws and Regulations

Following product approval, our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, and other activities will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services (CMS), the Office of Inspector General (OIG), and the Health Resources and Services Administration (HRSA), the Department of Veterans Affairs, the Department of Defense, and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act (ACA) of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA further amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

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

The federal civil False Claims Act (FCA) prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, or submission of inaccurate information required by government contracts, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the products supplied or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the civil FCA; however, a November 2017 Department of Justice memorandum now prohibits the use of subregulatory guidance documents to impose new or more stringent requirements on entities outside the Executive Branch of the federal government. Because the Department has experienced recent administration changes, it is unclear whether the new Attorney General will continue this policy. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. Since 2004, these FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off-label drug uses. For example, civil FCA liability may be imposed for Medicare or Medicaid overpayments arising out of claims that were filed by providers but alleged to have been caused by manufacturers’ incentives, impermissible discounts, or overpayments caused by understated rebate amounts. FCA enforcement may also arise from claims filed as the result of manufacturing marketing materials that contained inaccurate statements or provided certain reimbursement guidance.

The government may further prosecute conduct constituting a false claim under the criminal FCA. The criminal FCA prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil FCA, requires proof of intent to submit a false claim.

Similarly, the criminal healthcare fraud statutes impose criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payors, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment from healthcare benefits, items, or services. These statutes are not limited to items and services reimbursed by a governmental health care program and have been used to prosecute commercial insurance fraud as well.

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

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application (BLA) or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act (VHCA) requires manufacturers to calculate and report to the VA a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create a risk of submitting false information to the government resulting in potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program and report the ceiling price to the HRSA within Department of Health and Human Services. Manufacturers can be audited by the HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

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

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its respective implementing regulations, extended certain requirements relating to the privacy, security, and transmission of individually identifiable health information directly to business associates of HIPAA-covered entities. A business associate is defined as a person or organization, other than a member of a covered entity’s workforce, that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. We are not a covered entity under HIPAA but in certain limited situations, we may be considered a business associate. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission (FTC) failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (FTCA) 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law.

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

Pharmacy benefit managers (PBM) rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. Drug pricing reform policies may be pursued in the future and may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

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

Congress and the former Trump Administration, from 2017 – 2020, engaged in various efforts to repeal or materially modify various aspects of ACA. The results and effects of such ongoing efforts were varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, in the case of Texas v. Azar, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 rendered the individual mandate unconstitutional. The December 15, 2019 opinion concluded that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance was not required. Following appeal of the Fifth Circuit’s decision upholding the ruling of the federal district court, on June 17, 2021, the Supreme Court reversed the decision of the Fifth Circuit and remanded the case back to the lower court with instructions to dismiss the case.

Despite the Supreme Court’s recent ruling in California v. Texas (formerly Texas v. Azar), it remains unclear how future decisions from the Supreme Court and the various other courts across the country, if any, to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our product candidates, or the amounts of reimbursement available for our product candidates. If future legislation were to impose direct governmental price controls or access restrictions, it could have a significant adverse impact on our business. Additionally, with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA has been applied to the marketing of drugs and the conduct of clinical trials outside the United States. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Foreign Regulation

To the extent we choose to develop or sell any products outside of the U.S., we will be subject to a variety of foreign regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union (EU) we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial prior to the pending introduction of a EU portal for EU-wide approvals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the U.S.

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

The Consolidated Financial Statements included in Item 8 of this Annual Report represent the activity of VistaStem from May 26, 1998, and the consolidated activity of VistaStem and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation), from May 11, 2011 (the date of the Merger) through March 31, 2021. The Consolidated Financial Statements also include the accounts of VistaStem’s two inactive wholly-owned subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada).

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $12.5 million and $13.4 million for the fiscal years ended March 31, 2021 and 2020, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of PH94B, PH10 and AV-101.

Employees

As of June 29, 2021, we employed 21 full-time employees, nine females and 12 males. Ten of our employees have doctorate degrees. Thirteen full-time employees work in research and development and laboratory support services and eight full-time employees work in business development, commercialization and general and administrative roles. Staffing for other functional areas is achieved through our diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, payroll, information technology, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.

We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining agreement. We consider our employee relations to be good.

Facilities

We lease our office and laboratory space, which consists of approximately 10,900 square feet located in South San Francisco, California, under a lease expiring on July 31, 2022 which also provides a five-year option to renew.

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

Item 1A.  Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●
the COVID-19 pandemic has, and continues to have, an impact on our business, including delays in manufacturing of certain drug substance and drug products and potential delays in recruitment and enrollment in the PALISADE Phase 3 clinical program and other planned clinical studies of PH94B;

●
we are a development stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing or commercializing new drug candidates, which makes it difficult to assess our future viability;

●
we depend heavily on the success of our three CNS product candidates PH94B, PH10 and AV-101, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●
failures or delays in the commencement or completion of our planned clinical trials, including, among others, clinical studies in our PALISADE Phase 3 program, could delay, prevent or limit our ability to generate revenue and continue our business;

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
●
although we are taking steps to mitigate them, we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting;

●	we require additional financing to execute our long-term business plan, including further development and commercialization of our CNS pipeline, and to continue to operate as a going concern;
●
raising additional capital will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock; and

●	other risks and uncertainties, including those described under “Risk Factors” below.

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

Beginning in late 2019, a new strain of coronavirus (COVID-19) spread across the world, and the outbreak has since been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns resulted in significant negative economic impacts on a global basis.

Although the negative effects of the COVID-19 pandemic appear to be lessening, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, the spread of variants of the COVID-19 virus or another highly transmissible and pathogenic infectious disease may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●
Delayed product development: We have faced, and may continue to face, delays and other disruptions to our ongoing development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the United States and elsewhere, which may impact review and approval timelines for products in development. Although we remain invested in continuing our development programs for our current product candidates, our research and development efforts may be impacted if our employees, our contract research organizations (CROs) and our third-party contract manufacturer(s) (CMOs) are advised to continue to work remotely as part of social distancing measures. Additionally, social distancing measures, stay-at-home orders and other governmental restrictions designed to combat the COVID-19 pandemic may impair our ability to conduct studies in our PALISADE  Phase 3 program for PH94B in a timely manner.

●
Negative impacts on our suppliers and employees: COVID-19 has impacted, and COVID-19, variants of COVID-19 or another highly transmissible and pathogenic infectious disease, may impact or continue to impact the health of our employees, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

COVID-19 has also created significant disruption and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from COVID-19, may cause significant volatility or decline in the trading price of our securities, capital markets conditions and general economic conditions. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CMOs and other contractors. The ongoing COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of one or more of our current CNS drug candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current CNS drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current CNS drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any new chemical entity (NCE) we may produce through drug rescue activities will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we or our collaborators intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if our PALISADE Phase 3 program, including the PALISADE-1 Phase 3 clinical study of PH94B for acute treatment of anxiety in adults with SAD, any future nonclinical or clinical study of PH94B, PH10 or AV-101 fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, including PH94B in the PALISADE Phase 3 program, they may adversely affect or delay our clinical development and commercialization of PH94B, PH10 or AV-101.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were observed in any clinical trials of any of our product candidates to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101, are observed in any future clinical trials, including clinical studies in the PALISADE Phase 3 program, and/or other clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Failures or delays in the commencement or completion of our planned nonclinical and clinical studies of PH94B, PH10, AV-101 or other our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

In addition to the PALISADE-1 Phase 3 clinical study, we will need to complete at least one additional Phase 3 clinical study of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain other clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder or phobia. For PH10, at present, we believe we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Changes in regulatory requirements, regulatory guidance or unanticipated events during our nonclinical studies and clinical trials of PH94B, PH10, AV-101 or other CNS product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, guidance or unanticipated events during our nonclinical studies and clinical trials of PH94B, PH10, AV-101 or other CNS product candidates may force us to amend nonclinical studies and clinical trial protocols or the regulatory authority may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for PH94B, PH10, AV-101 or other CNS product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current CNS product candidates and will continue to do so for any other future CNS product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of PH94B, PH10, AV-101 or other CNS future product candidates may be delayed and we may not be able to obtain regulatory approval for or commercialize PH94B, PH10, AV-101 or other future CNS product candidates and our business could be substantially harmed.

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

We rely completely on third-parties to manufacture, formulate, analyze, hold and distribute supplies of our CNS product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our CNS product candidates in the future.

By strategic design, we do not currently have, nor do we plan to acquire or develop, extensive internal infrastructure or technical capabilities to manufacture, formulate, analyze, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture PH94B, PH10 and AV-101 API and formulate PH94B, PH10 and AV-101 final drug product are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

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

Additionally, we anticipate that PH94B and PH10 will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will or may be conducted after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with cGMPs and QSRs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Even if we receive marketing approval for PH94B, PH10, AV-101 or any other CNS product candidate in the U.S., we may never receive regulatory approval to market PH94B, PH10, AV-101 or any other CNS product candidate outside of the U.S.

In order to market PH94B, PH10, AV-101 or any other CNS product candidate outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

If any of our CNS product candidates are ultimately regulated as controlled substances, we, our CMOs, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

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

If we are unable to establish broad sales and marketing capabilities on our own or enter into agreements with third parties to market and sell our CNS product candidates, we may not be able to generate any revenue.

We currently have limited internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not be able to create broad internal capabilities in the foreseeable future. Therefore, to market our CNS product candidates, if approved by the FDA or any other regulatory body, we must establish broad internal capabilities related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates, or make contractual arrangements with third parties to perform services, prior to market approval. If we are unable to establish adequate internal sales, marketing and distribution capabilities, or if we are unable to do so contractually on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we receive marketing approval for our CNS product candidates, our product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our CNS product candidates, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

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

If our CNS product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from our product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful.

Our CNS product candidates may cause undesirable safety concerns and side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

Even if we receive marketing approval for our CNS product candidates, we may still face future development and regulatory difficulties.

Even if we receive marketing approval for our CNS product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates will also be subject to ongoing regulatory requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA and other regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and other regulatory authorities also have the authority to require, as part of an NDA or post-approval, the submission of a REMS or comparable safety program. Any REMS or comparable safety program required by the FDA or other regulatory authority may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Competing therapies could emerge adversely affecting our opportunity to generate revenue from the sale of our CNS product candidates.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen. With respect to PH10 and AV-101 in combination with probenecid for treatment of depression disorders, including MDD, and AV-101 in combination with probenecid for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop drug candidates and/or medical device technologies for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.   Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter, including the AffaMed Agreement. However, our ability to generate revenue from such arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party in the territories included in the licenses.

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

We may not be successful in our efforts to identify or discover additional CNS product candidates, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily upon our ability to identify, develop and commercialize CNS product candidates with commercial and therapeutic potential. We may fail to pursue additional development opportunities for PH94B, PH10 or AV-101, or identify additional CNS product candidates for development and commercialization for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

We strategically focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of PH94B, PH10 and AV-101. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for PH94B, PH10 and/or AV-101 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Although we do not currently have any products on the market, once we begin commercializing our CNS product candidates, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as PH94B, PH10 and AV-101, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for PH94B as an acute treatment of anxiety in adults with SAD, physicians may prescribe PH94B to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell our CNS product candidates.

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

We may seek FDA Orphan Drug designation for one or more of our CNS product candidates. Even if we have obtained FDA Orphan Drug designation for a product candidate, there may be limits to the regulatory exclusivity afforded by such designation.

We may, in the future, choose to seek FDA Orphan Drug designation for one or more of our current or future CNS product candidates. Even if we obtain Orphan Drug designation from the FDA for a product candidate, there are limitations to the exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain Orphan Drug status for a drug that shares the same active moiety as an already approved drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties such as our collaboration with AffaMed to develop and commercialize PH94B in key Asian markets. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We are a development stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing new therapeutic product candidates, including conducting clinical trials and other areas required for the successful development and commercialization of therapeutic products, which makes it difficult to assess our future viability.

We are a development stage biopharmaceutical company. We currently have no approved products and no recurring revenues from product sales, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish or continue to accomplish the following fundamental objectives, either on our own or with collaborators:

●	develop and obtain required regulatory approvals for commercialization of PH94B, PH10, AV-101 and/or other CNS product candidates;

●	maintain, leverage and expand our intellectual property portfolio;

●	establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;

●	gain market acceptance for our product candidates; and

●	obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of product candidates.

Our future success is highly dependent upon our ability to successfully develop and commercialize any of our current CNS product candidates, acquire or license additional CNS product candidates, and we cannot provide any assurance that we will successfully develop and commercialize PH94B, PH10, AV-101 or acquire or license additional CNS product candidates, or that, if produced, PH94B, PH10, AV-101 or any other CNS product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates require substantial technical, financial and human resources, whether or not any additional CNS product candidate is acquired or licensed. We are in the beginning stages of building a sales and marketing infrastructure, including hiring certain executive officers and other employees that have pharmaceutical sales, marketing or distribution experience. In addition, if beneficial, we may seek to collaborate with others to develop and commercialize PH94B, PH10, AV-101, and/or other CNS product candidates if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute PH94B, PH10, AV-101, or other CNS product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $17.9 million and $20.8 million during our fiscal years ended March 31, 2021 and 2020, respectively. At March 31, 2021, we had an accumulated deficit of approximately $242.8 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with nonclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we may incur significant sales, marketing and outsourced-manufacturing expenses should we elect not to collaborate with one or more third parties for such services and capabilities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through March 31, 2021, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, the majority of which has been recorded as deferred revenue at March 31, 2021, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our CNS product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both the U.S. and foreign jurisdictions;

●	commercialize our CNS product candidates, if approved, by developing a sales force or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our CNS product candidates in the medical community and with third-party payors.

If our Phase 3 studies of PH94B for the acute treatment of anxiety in adults with SAD are successful, unless we enter into a contractual arrangement for the commercialization of PH94B in the U.S., we expect to incur significant sales and marketing costs as we prepare to commercialize PH94B on our own in the U.S. Even if we initiate and successfully complete Phase 3 clinical trials of PH94B and our other CNS product candidates, and all of our CNS product candidates are approved for commercial sale, and despite expending substantial capital for sales and marketing costs, PH94B and our other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We require additional financing to execute our long-term business plan.

Since our inception, a substantial portion of our resources have been dedicated to research and development of AV-101 and VistaStem’s stem cell technology platform. In particular, (i) for AV-101, we have expended substantial resources on research and development of methods and processes relating to the production of API and drug product, IND-enabling preclinical studies, Phase 1 clinical safety studies, and a Phase 2 clinical study completed in 2019 and (ii) for VistaStem, development of cardiac stem cell technology. In addition, beginning in 2018, we have expended a considerable portion of our resources for research, development, manufacturing and regulatory expenses related to the development and production of PH94B, including costs related to the PALISADE Phase 3 program, and PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing our CNS product candidates on our own or in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At March 31, 2021, we had cash and cash equivalents of approximately $103.1 million. We believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report.

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

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current CNS product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur substantial costs associated with other development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize our CNS product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements. We have completed in the past a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we may pursue and complete additional financing arrangements in the future. Even if we believe we have sufficient funds for our current or future operating plans and requirements, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

To date, our principal sources of capital used to fund our development programs and other operations have been the net proceeds we received from sales of equity securities. We have and will continue to use significant capital for the development and commercialization of our product candidates, and, as such, we expect to seek additional capital from future issuance(s) of our securities, which may consist of issuances of equity and/or debt securities, to fund our planned operations.

Accordingly, our results of operations and the implementation of both our short-term and long-term business plan could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current COVID-19 pandemic. The ongoing COVID-19 pandemic has resulted in extreme volatility and disruptions in the capital and credit markets. A prolonged economic downturn could result in a variety of risks to our business and may have a material adverse effect on us, including limiting or restricting our ability to access capital on favorable terms, or at all, which would limit our ability to obtain adequate financing to maintain our operations.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have identified and are now taking steps to correct material weaknesses in our internal control over financial reporting. In particular, we concluded that (i) the size of our staff has not allowed appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions, and (ii) we have utilized accounting software that did not prevent erroneous or unauthorized changes to previous reporting periods and/or could be adjusted so as to not provide an adequate auditing trail of entries made in the accounting software.

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

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of our common stock and our business.

We will require additional financing to fund future operations, including our research and development activities for our CNS product candidates and our anticipated pre-launch commercialization activities, assuming our clinical development programs are successful and we receive necessary approvals from the FDA. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing security holders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing securityholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

As of March 31, 2021, we had federal and state net operating loss carryforwards of approximately $139.2 million and $64.6 million, respectively, which have begun to expire in fiscal 2022 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

General Company-Related Risks

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific and technical personnel. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Commercial Officer and Senior Vice President – Head of CMC, as well as our other employees, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 21 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

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

In addition, we rely on a broad and diverse range of strategic consultants and advisors, including manufacturing, nonclinical and clinical development and regulatory advisors and CMOs and CROs, to assist us in designing and implementing our research and development and regulatory strategies and plans for our product candidates. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates, and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if PH94B, PH10, AV-101, or any other product candidate we or our collaborators develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Additionally, having shifted substantially to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, which could adversely affect our business.

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

We may acquire additional businesses or CNS product candidates, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from a strategic alliance, licensing transaction or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or licensing transaction, we will achieve the expected synergies to justify the transaction.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own and have licensed patents and patent applications related to product candidates PH94B, PH10, AV-101 and also to certain stem cell technology.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding as of the date of this Report; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.1 million shares remain issued and outstanding as of the date of this Report; (iii) 3.0 million shares of Series C Convertible Preferred Stock, of which approximately 2.3 million shares are issued and outstanding as of the date of this Report; and (iv) 2.0 million shares of Series D Convertible Preferred stock, of which no shares were issued or outstanding as of the date of this Report. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Properties

Our corporate headquarters and laboratories are located at 343 Allerton Avenue, South San Francisco, California 94080, where we occupy approximately 10,900 square feet of office and lab space under a lease expiring on July 31, 2022, which contains a 5-year option to renew. We believe that our facilities are suitable and adequate for our current and foreseeable needs.

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

	High	Low
Year Ended March 31, 2021
First quarter ended June 30, 2020	$0.68	$0.35
Second quarter ended September 30, 2020	$1.06	$0.46
Third quarter ended December 31, 2020	$1.96	$0.6088
Fourth quarter ended March 31, 2021	$3.18	$1.83

Year Ended March 31, 2020
First quarter ended June 30, 2019	$1.35	$0.52
Second quarter ended September 30, 2019	$1.32	$0.38
Third quarter ended December 31, 2019	$1.49	$0.29
Fourth quarter ended March 31, 2020	$0.90	$0.30

On June 28, 2021 the closing price of our common stock on the Nasdaq Capital Market was $2.84 per share.

As of June 28, 2021, we had 191,382,350 shares of common stock outstanding and approximately 20,000 stockholders of record.  On the same date, two stockholders held all 500,000 outstanding restricted shares of our Series A Preferred Stock (Series A Preferred), which shares are convertible into 750,000 shares of common stock; one stockholder held 1,131,669 outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred), which shares are convertible into 1,131,669 shares of common stock, excluding shares of our common stock which may be issued in payment of accrued dividends upon conversion of the Series B Preferred; and one stockholder held all 2,318,012 outstanding shares of our Series C Convertible Preferred Stock (Series C Preferred), which shares are convertible into 2,318,012 shares of common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report or Report) includes forward-looking statements. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward- looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Annual Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (our Board) and stockholders.

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

Business Overview

We are a biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three CNS product candidates, PH94B Nasal Spray, PH10 Nasal Spray and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications. PH94B Nasal Spray (PH94B) is being developed for multiple anxiety disorders. We recently initiated our PH94B Phase 3 development program, which we refer to as the PALISADE program, with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy and safety of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD), as well as preparations for the additional studies required to support our potential U.S. New Drug Application (NDA) for that indication should the PALISADE Phase 3 program be successful. We are also preparing for exploratory Phase 2A clinical studies of PH94B in adults experiencing several other anxiety disorders. PH10 Nasal Spray (PH10) is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. We are now preparing for planned Phase 2B clinical development of PH10 for this indication. We are preparing for a Phase 1B clinical study of AV-101 in combination with probenecid to assess potential future Phase 2A clinical development of the combination for MDD or certain neurological indications. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatry and neurology indications where current treatments options are inadequate to meet the needs of millions of patients in markets worldwide.

Our Product Candidates

PH94B is a synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for the acute treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset mechanism of action (MOA) is fundamentally differentiated from the MOA of all current treatments for MDD and other depression disorders. PH10 is self-administered at microgram-level doses as an odorless nasal spray. PH10 activates nasal chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 engages peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn increases activity of the limbic-hypothalamic sympathetic nervous system and increases the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs), PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has not caused psychological side effects (such as dissociation and hallucinations) or safety concerns that may be associated with rapid-onset ketamine-based therapy (KBT), including intravenous ketamine or intranasal ketamine (esketamine). We believe PH10 has potential to be a new stand-alone treatment for MDD and several other depression disorders.

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, determination of right of use assets under lease transactions and related lease obligations, impairment of long-lived assets, research and development, stock-based compensation, warrant liability and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications, and useful lives for property and equipment and related depreciation calculations. Our actual results could differ from these estimates.

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

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

Financial Operations Overview and Results of Operations

Net Loss

Although we entered into the AffaMed Agreement in June 2020 and the Bayer Agreement in December 2016, we have not yet achieved recurring revenue-generating status in amounts sufficient to sustain our operations and enable our strategic business plans from any of our product candidates or technologies. Since inception, we have devoted substantial time and effort to developing AV-101 for multiple CNS indications, including manufacturing research, process development and production of AV-101 drug substance and finished drug product, preclinical efficacy and safety studies, and clinical efficacy and safety studies in CNS indications. Since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources focused on research, development and commercialization of PH94B and PH10, including initiatives to advance manufacturing research, process development and production programs for drug substance and finished drug product, additional preclinical safety studies, and clinical efficacy and safety studies in multiple neuropsychiatry indications. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and stem cell technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. As of March 31, 2021, we had an accumulated deficit of approximately $242.8 million. Our net loss for the fiscal years ended March 31, 2021 and 2020 was approximately $17.9 million and $20.8 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further research, development and commercialization activities related to PH94B, PH10 and AV-101, and pursue VistaStem’s potential drug rescue, drug development and CT and RM opportunities.

Summary of the Fiscal Year Ended March 31, 2021

On December 22, 2020, we completed a transformative $100 million underwritten public offering (the December 2020 Public Offering) of our securities, consisting of shares of our common stock and shares of our newly created Series D Convertible Preferred Stock (Series D Preferred). After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million from the sale of our securities in the December 2020 Public Offering. Combined with financing and development and commercialization partnering transactions completed earlier in our fiscal year, aggregating approximately an additional $25 million, the proceeds from the December 2020 Public Offering have provided us with working capital to advance an important stream of potential catalysts across our CNS pipeline, including, among others, our Phase 3 development program for PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD) and, upon successful Phase 3 development, submission of our New Drug Application to the U.S. Food and Drug Administration and potential U.S. market approval of PH94B.

From an operational perspective, during our fiscal year ended March 31, 2021 (Fiscal 2021), we continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary for our Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, PH10 as a potential stand-alone treatment of MDD and AV-101 in combination with probenecid as a potential treatment for NMDAR-focused indications. During the quarter ended March 31, 2021, and thereafter, following the completion of the December 2020 Public Offering, we increased our headcount with the addition of twelve additional employees with significant expertise in various disciplines including manufacturing, regulatory affairs, clinical development, commercial affairs and administrative functions. Further, we accelerated our planning for clinical trials for both PH94B and PH10, culminating in the start of the PALISADE-1 Phase 3 clinical study in late-May 2021. The PALISADE-1 Phase 3 clinical study is part of our PH94B PALISADE Phase 3 program for the acute treatment of anxiety in adult patients with SAD. Throughout Fiscal 2021, we continued to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our CNS product candidates in the U.S. and foreign markets.

Throughout Fiscal 2021 and through the date of this Report, a strain of SARS-CoV-2, commonly referred to as COVID-19, has spread to many countries in the world and the outbreak was declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services also declared a public health emergency in the U.S. in response to the outbreak. From time to time during the COVID-19 pandemic, our operations and those of our CROs and CMOs have been and still may be impacted by shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. Our headquarters operations have been significantly curtailed and our employees have worked remotely since the beginning of the COVID-19 pandemic. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

During our fiscal quarter ended June 30, 2020, we completed a successful and positive meeting with the FDA regarding Phase 3 clinical development of PH94B for the acute treatment of anxiety in adult patients with SAD, reaching consensus with the FDA on key aspects of the design of our Phase 3 clinical trials of PH94B, which studies will be randomized, double-blind, placebo-controlled, studies involving a single-event, laboratory-simulated public speaking challenge in adult subjects with SAD. As noted earlier, the initial Phase 3 clinical trial of PH94B, PALISADE-1, commenced in late-May 2021. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is the Principal Investigator of PALISADE-1. Target enrollment for PALISADE-1 (completed patients) is approximately 208 adult patients with SAD. As in the statistically significant (p=0.002) public speaking component of the Phase 2 study, the patient-reported Subjective Units of Distress Scale (SUDS) will be used to assess the primary efficacy endpoint in PALISADE-1. Throughout Fiscal 2021, we have been actively engaged in formalizing processes and procedures for the manufacture of PH94B for the PALISADE Phase 3 program and Phase 2 programs in other anxiety indications, and of PH10 for our planned Phase 2B clinical study of PH10 in MDD and other Phase 2 and nonclinical studies of PH10.

In June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B (the EverInsight Agreement) with EverInsight Therapeutics Inc. (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia. Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the terms of the AffaMed Agreement, AffaMed is responsible for clinical development, regulatory submissions and commercialization of PH94B for the treatment of SAD, and potentially other anxiety-related indications, in key markets in Asia, including markets in Greater China, South Korea and Southeast Asia (collectively, the Territory). Under the terms of the AffaMed Agreement, in August 2020, we received a non-dilutive upfront license fee payment of $5.0 million from AffaMed. Upon successful development and commercialization of PH94B in the Territory, we are eligible to receive up to $172 million in additional development and commercial milestone payments, plus royalties on commercial sales of PH94B in the Territory. After payment of sublicense fees to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment of consulting fees related to consummation of the AffaMed Agreement, we received net cash proceeds of approximately $4.655 million.

In December 2020, we sold 63,000,000 shares of our common stock in at a public offering price of $0.92 per share and 2,000,000 shares of our Series D Preferred at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million (the December 2020 Public Offering). Net proceeds to us from the securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million. Earlier in Fiscal 2021, in August 2020, we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock for a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. We also granted to the underwriter an over-allotment option to purchase up to an additional 2,343,750 shares at a public offering price of $0.80 per share, which option was exercised with respect to 2,243,250 shares (the Exercised Option Shares). The sale of the Exercised Option Shares resulted in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $12.9 million.

To satisfy our obligations under the common stock purchase and registration rights agreements that we entered into with Lincoln Park Capital Fund (Lincoln Park) in March 2020, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020 (Registration No. 333-237514), which the SEC declared effective on April 14, 2020 (the Commencement Date). Subsequent to the Commencement Date and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate cash proceeds of $2,891,200. We have not sold any additional shares to Lincoln Park under these agreements since July 2020. We terminated the stock purchase agreement with Lincoln Park effective on June 25, 2021.

As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of PH94B, PH10 and AV-101, as well as support our operating activities, we continue to carefully manage our routine operating costs, including our internal employee related expenses, as well as external costs relating to regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services and internal costs.

Comparison of Fiscal Years Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the fiscal years ended March 31, 2021 and 2020 (amounts in thousands).

	Fiscal Years Ended March 31,
	2021	2020

Sublicense revenue	$1,089	$-
Operating expenses:
Research and development	12,476	13,374
General and administrative	6,547	7,427
Total operating expenses	19,023	20,801

Loss from operations	(17,934)	(20,801)

Interest income, net	2	30
Other income	1	-

Loss before income taxes	(17,931)	(20,771)
Income taxes	(3)	(3)

Net loss	(17,934)	(20,774)
Accrued dividend on Series B Preferred Stock	(1,386)	(1,264)
Beneficial conversion feature on Series D Preferred Stock	(23,000)	-
Net loss attributable to common stockholders	$(42,320)	$(22,038)

Revenue

We recognized $1,089,500 in sublicense revenue pursuant to the AffaMed Agreement in Fiscal 2021 compared to none in the fiscal year ended March 31, 2020 (Fiscal 2020). As noted earlier, in June 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-dilutive upfront license fee payment of $5.0 million in August 2020. We initially recorded this payment as deferred revenue and we are recognizing it as revenue on a straight-line basis over the period in which we expect to perform the services required under the AffaMed Agreement. We currently estimate that we will complete our performance obligations at the end of calendar 2023. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense decreased from $13.4 million in Fiscal 2020 to $12.5 million in Fiscal 2021, primarily due to the completion of the Elevate Study of AV-101 in Fiscal 2020, noticeably offset by increased developmental expenses in Fiscal 2021 for PH94B and PH10. Expenses related to the Elevate Study and other AV-101 related nonclinical activities decreased by approximately $5.9 million in Fiscal 2021 compared to Fiscal 2020, while expenses for PH94B and PH10 preclinical and clinical readiness initiatives increased by $5.2 million in Fiscal 2021 compared to Fiscal 2020. Salaries and benefits expense increased in Fiscal 2021 as a result of the addition of six new senior-level employees during the third and fourth quarters of Fiscal 2021 and bonus payments made in the third quarter of Fiscal 2021. Noncash research and development expenses, primarily stock-based compensation and equipment depreciation in both periods, accounted for approximately $841,000 and $1,380,000 in Fiscal 2021 and Fiscal 2020, respectively.

The following table indicates the primary components of R&D expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2021	2020

Salaries and benefits	$1,986	$1,381
Stock-based compensation	747	1,287
Consulting and other professional services	327	533
Technology licenses and royalties	551	546
Project-related research, licenses and supplies:
Elevate study and other AV-101 expenses	611	6,483
PH94B and PH10 development expenses	7,620	2,448
Stem cell and all other	24	110
	8,255	9,041
Rent	545	535
Depreciation	64	49
All other	1	2

Total Research and Development Expense	$12,476	$13,374

The increase in salaries and benefits expense in Fiscal 2021 reflects (i) the impact of bonus payments made to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and members of our scientific staff in December 2020, (ii) modest salary increases to those officers and employees effective in the fourth quarter of Fiscal 2021; and (iii) the addition of six officer-level employees between December 2020 and March 2021. There were no changes in base compensation levels for our CMO, CSO, or other members of our scientific staff between April 2019 and December 2020 and no bonus expense or payments during that same period.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our scientific staff, our new senior-level employees and certain clinical and scientific consultants since June 2016, all earlier outstanding grants having become fully vested and amortized during Fiscal 2021 or earlier. Grants awarded after March 31, 2020, including those granted during Fiscal 2021, account for approximately $348,700 of expense in Fiscal 2021, offset by an expense reduction of approximately $814,400 attributable to certain options granted between June 2016 and January 2019 that became fully vested and amortized during Fiscal 2021 or earlier. Fiscal 2021 stock compensation expense is further reduced by approximately $79,500 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019 or fully vesting prior to March 31, 2020. Except for grants to new employees, expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in Fiscal 2021, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants. Grants to new employees generally vest 25% on the first anniversary of the grant date and ratably monthly over the next three years.

Consulting and other professional services reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our Scientific Advisory Board and CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Fiscal 2021 expense reflects a reduction of $110,000 in development support payments to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements and a $95,000 reduction in analytical and other services in support of PH94B and PH10 development compared to Fiscal 2020, a portion of which is attributable to the conversion of a consultant to an employee in Fiscal 2021.

Technology license and royalties expense primarily reflects legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios during Fiscal 2021.

AV-101 project expense for Fiscal 2020 reflects the costs of actively conducting the Elevate Study in MDD, including various CROs, investigator and clinical site costs, and determination of topline study results, as well as CRO support services for AV-101 projects for indications other than MDD, and, to lesser extent, expense incurred to manufacture additional quantities of AV-101 for use in potential future clinical development of AV-101 in a number of potential CNS indications. AV-101 project expense for Fiscal 2021 primarily reflects the cost of certain preclinical studies related to the use of AV-101 with probenecid and certain AV-101 manufacturing stability studies, and costs incurred to finalize the results of the Elevate Study for regulatory submission.

PH94B and PH10 project expenses for both Fiscal 2021 and Fiscal 2020 reflect research and development and manufacturing and regulatory initiatives necessary to facilitate Phase 3 clinical development and readiness of PH94B for acute treatment of anxiety in adults with SAD and Phase 2B development of PH10 for MDD. Manufacturing, formulation and analysis of sufficient quantities of drug substance and drug product have been the key initiatives during Fiscal 2021 for advancing the further clinical development of both PH94B and PH10, with costs for PH94B significantly exceeding those for PH10 in Fiscal 2021 and in comparison to those of Fiscal 2020. From time to time during Fiscal 2021, production, logistics and analytical processes for both of these product candidates were delayed due to the ongoing COVID-19 pandemic.

Stem cell and other project related expenses reflects costs associated with drug rescue applications of our stem cell technology in both years. These expenses are typically incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses were reduced to an insignificant level during Fiscal 2021.

Rent expense for both Fiscal 2020 and Fiscal 2021 reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. We allocate total rent expense for our South San Francisco facility between research and development expense and general and administrative expense based generally on square footage dedicated to each function. Following our implementation of ASC 842, the modest increase in rent expense between periods is primarily related to Fiscal 2021 increases in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense decreased to approximately $6.5 million in Fiscal 2021 from approximately $7.4 million in Fiscal 2020. Cash compensation in Fiscal 2021 increased by approximately $0.7 million while noncash stock-based compensation decreased by approximately $1.0 million in Fiscal 2021. Further, during Fiscal 2020 we modified certain outstanding warrants and recognized non-cash warrant modification expense of $826,900. Noncash G&A expense, approximately $1,731,000 for Fiscal 2021, decreased from approximately $3,543,000 for Fiscal 2020, primarily due to the decreases in stock-based compensation and warrant modifications noted above and the noncash components of investor and public relations expense in Fiscal 2020 attributable to the amortization of the fair value of common stock or warrants granted to service providers.

The following table indicates the primary components of G&A expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2021	2020

Salaries and benefits	$2,052	$1,382
Stock-based compensation	1,559	2,533
Board fees and other consulting services	428	185
Legal, accounting and other professional fees	564	575
Investor and public relations	695	933
Insurance	449	348
Travel expenses	4	81
Rent and utilities	354	354
Sublicense contract amortized acquisition expense	102	-
Warrant modification expense	-	827
All other expenses	340	209
	$6,547	$7,427

The increase in salaries and benefits expense for Fiscal 2021 primarily reflects the impact of (i) bonus payments made to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP-Corporate Development) and a non-officer member of our administrative staff in December 2020; (ii) modest salary increases to those officers and employee effective in the fourth quarter of Fiscal 2021; and (iii) the addition of three senior-level employees during February 2021 and March 2021. There were no changes in base compensation levels for our CEO, CFO, or VP-Corporate Development between April 2019 and December 2020 and no bonus expense or payments to them during that same period.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since June 2016, all earlier outstanding grants having become fully vested and amortized during Fiscal 2021 or earlier. Grants awarded after March 31, 2020 account for approximately $677,000 of expense in Fiscal 2021, offset by an expense reduction of approximately $1,515,000 attributable to certain options granted between June 2016 and January 2019 that became fully vested and amortized during Fiscal 2021 or earlier. Fiscal 2021 stock compensation expense is further reduced by approximately $141,700 due to the absence of the impact of immediate vesting attributable to certain options granted in May 2019 or fully vesting prior to March 31, 2020. Except for grants to new employees, expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in Fiscal 2021, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants. Grants to new employees generally vest 25% on the first anniversary of the grant date and ratably monthly over the next three years.

Board fees and other consulting services represent, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors and, additionally in the current year, other consulting service fees related to commercial analyses of both PH94B and PH10.

Legal, accounting and other professional fees for Fiscal 2021 and Fiscal 2020 includes expense related to routine corporate legal fees as well as the accounting expense related to the annual audit of our prior year financial statements and the three quarterly reviews of our current year financial statements. In Fiscal 2021, we incurred additional consulting fees related to revenue recognition accounting for the AffaMed Agreement and, in Fiscal 2020, we incurred fees attributable to services provided by an international business development consultant.

Investor and public relations expense includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives that, in Fiscal 2020, included numerous in-person meetings in multiple U.S. and certain foreign markets and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide. During Fiscal 2021, we curtailed the number and scope of external service providers engaged in these activities compared to the prior year. Further, in Fiscal 2020, in addition to cash fees and expenses we incurred for such activities, we recognized approximately $105,900 of noncash expense attributable to the amortization of the fair value of stock and warrants granted in previous periods to various corporate development, investor relations, and market awareness service providers. No such noncash expense was incurred in Fiscal 2021.

The increase in insurance expense for Fiscal 2021 is primarily attributable to the market-rate increase in the premium for our directors and officers liability insurance upon renewal of our policy in May 2020.

In Fiscal 2020, travel expense reflects costs associated with in-person management presentations and meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives and in monitoring the progress of our Elevate Study. As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during Fiscal 2021, such meetings have occurred remotely without requiring in-person business travel by our executives.

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

Beginning in the second quarter of Fiscal 2021, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payments of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and $125,000 of cash fees and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. During Fiscal 2021, we amortized $102,400 of contract acquisition costs.

During Fiscal 2020, we completed three warrant modifications resulting in an aggregate of $826,900 of noncash warrant modification expense as described below.

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

●
Also, on December 4, 2019, we issued additional warrants (the Additional Warrants) to purchase an aggregate of 325,000 additional shares of our common stock to the participants in our fall 2019 private placement of shares of common stock and warrants to increase the number of unregistered shares of common stock issuable upon exercise of the warrants from 50% to 100% of the number of shares issued in the private placement. The Additional Warrants are exercisable through March 31, 2024 at an exercise price of $0.50 per share. We determined that the fair value of the Additional Warrants was $88,800, which we also recognized as noncash warrant modification expense.

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

Interest and Other Income, Net

Interest income, net totaled $1,600 for Fiscal 2021 compared to interest income, net of $30,100 for Fiscal 2020. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2021	2020

Interest income	$15	$45
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan (2021)	(13)	(15)

Interest income, net	$2	$30

In both periods, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although cash balances were generally higher during Fiscal 2021, the decline in market interest rates during Fiscal 2021 compared to Fiscal 2020 resulted in reduced interest income. Interest expense in both periods relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and in Fiscal 2021, to interest accrued on our Payroll Protection Program loan prior to its voluntary repayment, including interest, in December 2020.

We recognized $1,385,600 and $1,263,600 in Fiscal 2021 and Fiscal 2020, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Consolidated Statement of Operations and Comprehensive Loss included in Item 8, Part II of this Annual Report. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

The Series D Preferred that we issued in the December 2020 Public Offering contained a beneficial conversion feature (a BCF), which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date (with respect to the Series D Preferred, the date the security was actually issued rather than the date the agreement to do so was entered into, referred to as the Commitment Date). In accordance with Accounting Standards Codification 470-20, Debt- Debt with Conversion and Other Options (ASC 470-20), an embedded BCF is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. ASC 470-20 also provides that the intrinsic value is to be calculated as of the Commitment Date. The Series D Certificate of Designation provides that the Series D Preferred has a conversion price of $0.92 per share on an as-converted basis the (Conversion Price). The Conversion Price compared to the closing price of $1.42 per share of our common stock on the Commitment Date results in a difference of $0.50 per share. That difference multiplied by the 46 million shares of our common stock issuable upon conversion of the Series D Preferred resulted in an aggregate BCF of $23.0 million. We did not recognize the impact of the BCF at December 31, 2020 because the Series D Preferred was not convertible into common stock prior to the Approval Date (the date of our Special Meeting of Stockholders held on March 5, 2021). Following approval by our stockholders of the Charter Amendment at the Special Meeting in March 2021, the contingency of the BCF was eliminated and we recognized the BCF as a noncash charge in arriving at net loss attributable to common stockholders in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2021 and as a corresponding increase in additional paid-in capital in our Consolidated Statement of Stockholders’ Equity (Deficit). The recognition of the BCF on the Series D Preferred had no impact in aggregate on our stockholders’ equity or on our cash position.

Liquidity and Capital Resources

Since our inception in May 1998 through March 31, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $197.8 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

Jefferies ATM. On May 14, 2021, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program under which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. As of the date of this Report, we have not completed any sales under the Sale Agreement.

December 2020 Public Offering. In December 2020, we entered into an underwriting agreement (the December 2020 Underwriting Agreement) pursuant to which we sold 63,000,000 shares of our common stock in the December 2020 Public Offering at a public offering price of $0.92 per share and 2,000,000 shares of Series D Preferred at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. Net proceeds to us from the securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million. Following approval by our stockholders of the Charter Amendment at the Special Meeting in March 2021 and through the date of this Annual Report, we issued 46 million shares of our common stock upon conversion of all outstanding shares of Series D Preferred issued in the December 2020 Public Offering.

August 2020 Public Offering. In August 2020, we entered into an underwriting agreement pursuant to which we sold, in the August 2020 Public Offering an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. Under the terms of the August 2020 Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 shares of common stock at a public offering price of $0.80 per share. The underwriter exercised the Over-Allotment Option with respect to 2,243,250 shares (the Exercised Option Shares), resulting in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $12.9 million.

AffaMed Agreement. In June 2020, we entered into the AffaMed Agreement, a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders, with EverInsight, now operating as AffaMed Therapeutics. Under the terms of the AffaMed Agreement, AffaMed agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin pursuant to our PH94B license from Pherin, and payment for consulting services related to the AffaMed Agreement.

LPC Agreement. Additionally, on March 24, 2020, we entered into the LPC Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months. To satisfy our obligations under the registration rights agreement, we filed the LPC Registration Statement, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200. We have not sold any shares of our common stock pursuant to the Lincoln Park Agreement since July 2020.

Warrant Exercises. Further, between December 2020 and March 31, 2021, certain holders of outstanding warrants exercised such warrants to purchase an aggregate of 6,396,302 shares of our common stock and we received cash proceeds of $4,924,800 from such exercises. Since March 31, 2021 and through the date of this Annual Report, holders of outstanding warrants have exercised warrants to purchase an additional 1,508,768 shares of our common stock and we have received cash proceeds of approximately $1,105,700, resulting in aggregate cash proceeds of $6,030,500 received from warrant exercises between December 2020 and the date of this Annual Report.

Liquidity and Capital Resources

During Fiscal 2021, we received approximately $119 million in net cash proceeds from the transactions described above. At March 31, 2021, we had cash and cash equivalents of approximately $103.1 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of the financial statements included in Part II, Item 8 of this Annual Report, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue PALISADE-1 and prepare for and initiate multiple studies in our PALISADE Phase 3 program for development and commercialization of PH94B as an acute treatment of anxiety in adult patients with SAD, (ii) prepare for and initiate multiple small exploratory Phase 2A studies of PH94B in additional anxiety disorders, (iii) prepare for and initiate a Phase 2B clinical study of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B clinical study of AV-101 in combination with probenecid to enable assessment of potential exploratory Phase 2A development of the combination in MDD and certain neurological disorders, and (v) conduct nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for well beyond the next twelve months, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-254299) (the S-3 Registration Statement), which became effective on March 26, 2021 remains available for future sales of our equity securities under the Sales Agreement with Jefferies, or in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement and the Bayer Agreement to provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the continuing COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates and various applications of our stem cell technology platform, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101 and, to a lesser extent, our stem cell technology platform, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including our employee headcount and related expenses, as well as costs relating to regulatory consulting, contract manufacturing, research and development, investor and public relations, business development, legal, intellectual property acquisition and protection, public company compliance and other professional services and operating costs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the AffaMed Agreement and/or the Bayer Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.  As noted above, the Consolidated Financial Statements included in part II, Item 8 of this Annual Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the fiscal years stated (in thousands):

	Fiscal Years Ended March 31,
	2021	2020

Net cash used in operating activities	$(12,074)	$(15,757)
Net cash used in investing activities	(275)	-
Net cash provided by financing activities	114,102	4,012

Net increase (decrease) in cash and cash equivalents	101,753	(11,745)
Cash and cash equivalents at beginning of period	1,355	13,100
Cash and cash equivalents at end of period	$103,108	$1,355

The decrease in cash used in operations results primarily from increased spending on PH94B and PH10 nonclinical development, manufacturing advancements, and, for PH94B in particular, Phase 3-enabling initiatives as a part of our preparations for the PALISADE Phase 3 program, combined with expansion of our infrastructure by the addition of experienced senior-level executives in manufacturing, clinical and regulatory disciplines in the fourth quarter of Fiscal 2021, offset by the impact of the completion of the Elevate Study, which commenced at the end of the first calendar quarter of 2018 and was operationally completed during the third fiscal quarter of Fiscal 2020. Additionally, cash used in operations during Fiscal 2021 was reduced by the August 2020 receipt of the $5.0 million nondilutive upfront payment from EverInsight under the AffaMed Agreement. Cash used in investing activities in Fiscal 2021 primarily reflects the purchase of certain manufacturing equipment acquired for use by our contract development and manufacturing organization in connection with the production of PH94B drug product. Cash provided by financing activities in Fiscal 2021 primarily reflects net cash proceeds to us from sales of our common stock and Series D Preferred stock pursuant to the December 2020 Public Offering and from sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement and the Spring 2020 Private Placement, as well as from the exercise of outstanding warrants, net of routine insurance premium financing note and financing lease payments. We received a Payroll Protection Program loan in April 2020 and voluntarily repaid all principal and accrued interest on the loan in December 2020, following the completion of the December 2020 Public Offering. Cash provided by financing activities in Fiscal 2020 reflects the cash proceeds from our Fall 2019 Private Placement, our Fall 2019 Warrant Offering, the exercise of certain warrants following the modification of their exercise prices, proceeds from our January 2020 Registered Direct Offering and initial transactions under the LPC Agreement, net of routine payments on our insurance premium financing notes and lease.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
VistaGen Therapeutics, Inc.
South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VistaGen Therapeutics, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the two fiscal years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues from Contracts with Customers

Description of the Matter ‒ License Agreement with AffaMed

As discussed in Note 12 to the consolidated financial statements, the Company recognized approximately $1.1 million in revenue under the license agreement with AffaMed Therapeutics. Inc. (“AffaMed”) during the fiscal year ended March 31, 2021. The Company evaluated each of the deliverables identified in the license agreement and determined the license is not distinct within the context of the contract and is combined with development and regulatory approval services; as such, the Company combined the license and promised services into one combined performance obligation.

Auditing management’s identification of performance obligations was challenging as the license agreement includes implicit and explicit obligations. Significant judgment was required in the evaluation of the identification of performance obligations and in the determination of whether the identified license and promised services meet the criteria of being distinct and capable of being distinct within the context of the contract. The Company’s revenue from its licensing agreement is recognized over time, as the combined performance obligation is satisfied.

We identified license revenue recognition as a critical audit matter because of the judgments necessary for management to: identify performance obligations, determine variable consideration, and determine the timing of recognition for such revenue. Because of the complexity associated with applying the recognition criteria of ASC 606, notably related to identification of performance obligations, determination of variable consideration, and determination of timing of revenue recognition, this required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of license revenue, included the following, among others:

●
We evaluated the Company’s revenue recognition for the license agreement through an inspection of the agreement and an evaluation of management’s revenue recognition analysis corresponding to the license agreement. Our objective was to validate that revenue from the license agreement was recognized in a manner commensurate with the terms of the established agreement and the relevant accounting guidance. Evaluating the reasonableness of management’s accounting conclusions involved:

●
Evaluating the accuracy and completeness of the performance obligations identified by management in the license agreement. Management identified one combined performance obligation. We analyzed the license agreement to determine if the arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract. We also inquired of management, and reviewed source documentation, to assess whether the one combined performance obligation identified by management was complete and whether the license and promised services within it were both capable of being distinct and distinct within the context of the contract.

●
Determining the reasonableness of the amounts of variable consideration included within the total transaction price. We analyzed the nature of the combined performance obligation and the contingencies related to the variable consideration in assessing management’s methods in estimating the amount of variable consideration to be included in the total transaction price.

●
Testing the measurement of efforts toward satisfaction of the combined performance obligation which included, among other procedures:

●
Reviewing management’s revenue schedules for accuracy and completeness by agreeing data to the underlying agreement.

●
Evaluating the manner in which the combined performance obligation was satisfied, and corroborating management estimates and judgments through a review of press releases and third-party data as a potential source of corroborating or contradictory evidence.

●
Discussing management’s judgments with the Company’s research and development personnel that oversee aspects of the license agreement.

/s/ OUM & CO. LLP

San Francisco, California
June 29, 2021
We have served as the Company's auditor since 2006.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in dollars, except share amounts)

	March 31,	March 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$103,108,300	$1,355,100
Receivable from collaboration partner	40,600	-
Prepaid expenses and other current assets	835,100	225,100
Deferred contract acquisition costs - current portion	133,500	-
Total current assets	104,117,500	1,580,200
Property and equipment, net	367,400	209,600
Right of use asset - operating lease	3,219,600	3,579,600
Deferred offering costs	294,900	355,100
Deferred contract acquisition costs - non-current portion	234,100	-
Security deposits and other assets	47,800	47,800
Total assets	$108,281,300	$5,772,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$838,300	$1,836,600
Accrued expenses	1,562,700	561,500
Current notes payable	-	56,500
Deferred revenue - current portion	1,420,200	-
Operating lease obligation - current portion	364,800	313,400
Financing lease obligation - current portion	3,000	3,300
Total current liabilities	4,189,000	2,771,300

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	6,272,700	5,011,800
Deferred revenue - non-current portion	2,490,300	-
Operating lease obligation - non-current portion	3,350,800	3,715,600
Financing lease obligation - non-current portion	-	3,000
Total non-current liabilities	12,113,800	8,730,400
Total liabilities	16,302,800	11,501,700

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and 2020:
Series A Preferred, 500,000 shares authorized, issued and outstanding at March 31, 2021 and 2020	500	500
Series B Preferred; 4,000,000 shares authorized at March 31, 2021 and 2020; 1,131,669 shares
and 1,160,240 shares issued and outstanding at March 31, 2021 and 2020, respectively	1,100	1,200
Series C Preferred; 3,000,000 shares authorized at March 31, 2021 and 2020; 2,318,012 shares
issued and outstanding at March 31, 2021 and 2020	2,300	2,300
Series D Preferred; 2,000,000 shares and no shares authorized at March 31, 2021 and 2020, respectively;
402,149 shares and no shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	400	-
Common stock, $0.001 par value; 325,000,000 shares and 175,000,000 shares authorized at March 31, 2021 and 2020, respectively; 180,751,234 and 49,348,707 shares issued at March 31, 2021 and 2020, respectively	180,800	49,300
Additional paid-in capital	315,603,100	200,092,800
Treasury stock, at cost, 135,665 shares of common stock held at March 31, 2021 and 2020	(3,968,100)	(3,968,100)
Accumulated deficit	(219,841,600)	(201,907,400)
Total stockholders’ equity (deficit)	91,978,500	(5,729,400)
Total liabilities and stockholders’ equity (deficit)	$108,281,300	$5,772,300

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in dollars, except share amounts)

	Fiscal Years Ended March 31,
	2021	2020
Sublicense revenue	$1,089,500	$-
Total revenues	1,089,500	-
Operating expenses:
Research and development	12,476,400	13,374,200
General and administrative	6,546,900	7,427,300
Total operating expenses	19,023,300	20,801,500
Loss from operations	(17,933,800)	(20,801,500)
Other income and expenses, net:
Interest income, net	1,600	30,100
Other income	600	-
Loss before income taxes	(17,931,600)	(20,771,400)
Income taxes	(2,600)	(2,600)
Net loss and comprehensive loss	$(17,934,200)	$(20,774,000)

Accrued dividends on Series B Preferred stock	(1,385,600)	(1,263,600)
Beneficial conversion feature on Series D
Preferred stock	(23,000,000)	-
Net loss attributable to common stockholders	$(42,319,800)	$(22,037,600)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.49)	$(0.50)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	86,133,644	43,869,523

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in dollars)

	Fiscal Years Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,934,200)	$(20,774,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,600	103,100
Stock-based compensation	2,306,100	3,820,800
Expense related to modification of warrants	-	826,900
Amortization of fair value of common stock issued for services	-	92,100
Amortization of fair value of warrants issued for services	-	13,800
Changes in operating assets and liabilities:
Receivable from collaboration partner or supplier	(40,600)	300,000
Prepaid expenses and other current assets	(287,800)	182,600
Right of use asset - operating lease	360,000	335,400
Operating lease liability	(313,500)	(267,000)
Deferred sublicense revenue, net of deferred contract acquisition costs	3,667,900	-
Accounts payable and accrued expenses	51,000	(390,700)
Net cash used in operating activities	(12,073,500)	(15,757,000)

Cash flows from property and investing activities:
Purchases of manufacturing and other equipment	(275,400)	-
Net cash used in investing activities	(275,400)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and Series D Preferred stock	93,675,200	-
Net proceeds from issuance of common stock and warrants, including Units	12,957,800	3,349,000
Net proceeds from exercise of warrants	5,009,500	410,000
Proceeds from sale of warrants	-	300,000
Net proceeds from sale of common stock under equity line	2,841,600	249,400
Proceeds from issuance of note under Payroll Protection Plan	224,400	-
Repayment of capital lease obligations	(3,300)	(3,000)
Repayment of notes payable, including Payroll Protection Plan note	(603,100)	(293,600)
Net cash provided by financing activities	114,102,100	4,011,800
Net increase (decrease) in cash and cash equivalents	101,753,200	(11,745,200)
Cash and cash equivalents at beginning of period	1,355,100	13,100,300
Cash and cash equivalents at end of period	$103,108,300	$1,355,100

Supplemental disclosure of cash flow activities:
Cash paid for interest	$13,300	$14,800
Cash paid for income taxes	$2,600	$2,600

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$322,200	$292,800
Accrued dividends on Series B Preferred	$1,385,600	$1,263,600
Accrued dividends on Series B Preferred settled upon conversion by issuance
of common stock	$124,600	$-

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal Years Ended March 31, 2020 and 2021
(Amounts in dollars, except share amounts)

											Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2019	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	42,758,630	$42,800	$192,129,900	$(3,968,100)	$(181,133,400)	$7,075,200

Proceeds from sale of units of common stock and warrants
for cash in private placements	-	-	-	-	-	-	-	-	650,000	600	649,400	-	-	650,000
Proceeds from sale of warrants in private placement	-	-	-	-	-	-	-	-			300,000	-	-	300,000
Proceeds from sale of units of common stock and warrants
for cash in public offering and concurrent private placement	-	-	-	-	-	-	-	-	3,870,077	3,900	2,695,100	-	-	2,699,000
Issuance of commitment shares and net proceeds of initial
sale of common stock under equity line	-	-	-	-	-	-	-	-	1,250,000	1,200	525,100	-	-	526,300
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	820,000	800	409,200	-	-	410,000
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(1,263,600)	-	-	(1,263,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	3,820,800	-	-	3,820,800
Increase in fair value attributed to warrant modifications														-
and additional warrants issued	-	-	-	-	-	-	-	-	-	-	826,900	-	-	826,900
														-
Net loss for the fiscal year ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(20,774,000)	(20,774,000)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,301,995	6,300	2,790,500	-	-	2,796,800
Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from sale of common stock and Series D Preferred
stock in public offering	-	-	-	-	-	-	2,000,000	2,000	63,000,000	63,000	93,582,900	-	-	93,647,900
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	6,624,302	6,600	5,002,900	-	-	5,009,500
Comversion of Series D Preferred stock to common stock	-	-	-	-	-	-	(1,597,851)	(1,600)	36,750,573	36,800	(35,200)	-	-	-
Comversion of Series B Preferred stock to common stock and payment
of accrued dividends in common stock	-	-	(28,571)	(100)	-	-	-	-	188,633	200	124,500	-	-	124,600
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(1,385,600)	-	-	(1,385,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,306,100	-	-	2,306,100
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	58,125	100	26,100	-	-	26,200
Issuance of common stock upon cashless exercise of stock options	-	-	-	-	-	-	-	-	222,004	200	(200)	-	-	-
Net proceeds from exercise of stock options for cash	-	-	-	-	-	-	-	-	30,000	-	36,500			36,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Beneficial conversion feature on Series D Preferred stock	-	-	-	-	-	-	-	-	-	-	23,000,000	-	-	23,000,000
Deemed dividend from beneficial conversion feature of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	(23,000,000)	-	-	(23,000,000)
Net loss for the fiscal year ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(17,934,200)	(17,934,200)

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,600)	$91,978,500

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a biopharmaceutical company committed to developing and commercializing differentiated new generation medications that go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three CNS product candidates, PH94B Nasal Spray, PH10 Nasal Spray and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications. PH94B Nasal Spray (PH94B) is being developed for multiple anxiety disorders. We recently initiated our PH94B Phase 3 development program, which we refer to as the PALISADE program, with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy and safety of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD), as well as preparations for the additional studies required to support our potential U.S. New Drug Application (NDA) for that indication should the PALISADE Phase 3 program be successful. We are also preparing for exploratory Phase 2A clinical studies of PH94B in adults experiencing several other anxiety disorders. PH10 Nasal Spray (PH10) is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. We are now preparing for planned Phase 2B clinical development of PH10 for this indication. We are preparing for a Phase 1B clinical study of AV-101 in combination with probenecid to assess potential future Phase 2A clinical development of the combination for MDD or certain neurological indications. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatry and neurology indications where current treatments options are inadequate to meet the needs of millions of patients in markets worldwide.

Our Product Candidates

PH94B is a synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for the acute treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset mechanism of action (MOA) is fundamentally differentiated from the MOA of all current treatments for MDD and other depression disorders. PH10 is self-administered at microgram-level doses as an odorless nasal spray. PH10 activates nasal chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 engages peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn increases activity of the limbic-hypothalamic sympathetic nervous system and increases the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs), PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has not caused psychological side effects (such as dissociation and hallucinations) or safety concerns that may be associated with rapid-onset ketamine-based therapy (KBT), including intravenous ketamine or intranasal ketamine (esketamine). We believe PH10 has potential to be a new stand-alone treatment for MDD and several other depression disorders.

AV-101 (4-Cl-KYN) targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem),is our wholly-owned subsidiary. Our Consolidated Financial Statements in this Annual Report on Form 10-K (Annual Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced negative cash flows from operations and recurring losses resulting in a deficit of $242.8 million accumulated from inception (May 1998) through March 31, 2021. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101.

Since our inception in May 1998 through March 31, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $197.8 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

As described more completely in Note 9, Capital Stock, in December 2020, we entered into an underwriting agreement (the December 2020 Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock at a public offering price of $0.92 per share and 2,000,000 shares of a newly issued series of convertible preferred stock (Series D Preferred) and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. Net proceeds to us from the securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

As also described more completely in Note 9, Capital Stock, in August 2020, we entered into an underwriting agreement (the August 2020 Underwriting Agreement) pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. Under the terms of the August 2020 Underwriting Agreement, we granted to the underwriter an over-allotment option (the Over-Allotment Option) to purchase up to an additional 2,343,750 shares of common stock at a public offering price of $0.80 per share. The underwriter exercised the Over-Allotment Option with respect to 2,243,250 shares (the Exercised Option Shares), resulting in additional gross proceeds to us of $1,794,600. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 12, Licensing, Sublicensing and Collaboration Agreements, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the EverInsight Agreement), with EverInsight Therapeutics Inc., (EverInsight), a biopharmaceutical company focused on developing and commercializing transformative pharmaceutical products for patients in Greater China and other parts of Asia, and funded by CBC Group, a global healthcare-focused venture capital firm. Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, also funded by CBC Group, which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the terms of the AffaMed Agreement, AffaMed agreed to make a non-dilutive upfront license payment of $5.0 million to us, which we received in August 2020. The $5.0 million upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the AffaMed Agreement.

Additionally, as described in Note 9, Capital Stock, on March 24, 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). To satisfy our obligations under the registration rights agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the Securities and Exchange Commission (the SEC) on March 31, 2020, which the SEC declared effective on April 14, 2020 (Registration No. 333-237514). Subsequent to the effectiveness of the LPC Registration Statement and through July 2020, we sold 6,301,995 registered shares of our common stock to Lincoln Park and received gross cash proceeds of $2,891,200. We have not sold any shares of our common stock pursuant to the Lincoln Park Agreement since July 2020.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As also described in Note 9, Capital Stock, between December 2020 and March 31, 2021, certain holders of outstanding warrants exercised such warrants to purchase an aggregate of 6,396,302 shares of our common stock and we received cash proceeds of $4,924,800 from such exercises. As disclosed in Note 16, Subsequent Events, since March 31, 2021, holders of outstanding warrants have exercised warrants to purchase an additional 1,508,768 shares of our common stock and we have received cash proceeds of approximately $1,105,700.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds from the transactions described above. At March 31, 2021, we had cash and cash equivalents of approximately $103.1 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue PALISADE-1 and prepare for and initiate multiple studies in our PALISADE Phase 3 program for development and commercialization of PH94B as an acute treatment of anxiety in adult patients with SAD, (ii) prepare for and initiate multiple small exploratory Phase 2A studies of PH94B in additional anxiety disorders, (iii) prepare for and initiate a Phase 2B clinical study of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B clinical study of AV-101 in combination with probenecid to enable assessment of potential exploratory Phase 2A development of the combination in MDD and certain neurological disorders, and (v) conduct nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for more than the next twelve months following the issuance of this Annual Report, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (Registration No. 333-254299) (the S-3 Registration Statement), which became effective on March 26, 2021, remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Registration Statement, we do not have an obligation to do so.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement and the Bayer Agreement (defined in Note 12, below) to provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement and the Bayer Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that our current strategic collaborations under the AffaMed Agreement and/or the Bayer Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications and useful lives for property and equipment and related depreciation calculations.

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

Property and Equipment

Property and equipment is stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of laboratory, information technology and office equipment range from three to seven years; the estimated useful lives of manufacturing equipment ranges from five to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

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

Deferred Offering Costs

Deferred offering costs are expenses directly related to our current S-3 Registration Statement (the Shelf Registration), which became effective on March 26, 2021, and expenses transferred from our predecessor registration statement on Form S-3, and the LPC Registration Statement which became effective on April 14, 2020. These costs consist of legal, accounting, printing, SEC filing fees, and, as appropriate, Nasdaq filing fees, and, in the case of the LPC Registration Statement, the issuance-date fair value of certain shares of our common stock issued to Lincoln Park under the terms of the LPC Agreement. Deferred costs associated with the Shelf Registration are reclassified to additional paid-in capital on a pro-rata basis as we complete offerings under the S-3 Registration Statement, with any remaining deferred costs to be charged to results of operations at the end of the three-year life of the S-3 Registration Statement. During the fiscal years ended March 31, 2021 and 2020, we charged deferred offering costs of $15,800 and $300, respectively, to additional paid-in capital as a result of offerings under the Shelf Registration. Deferred costs associated with the LPC Registration Statement are reclassified to additional paid-in capital on a pro-rata basis as we complete sales of our common stock pursuant to the LPC Agreement, with any remaining deferred costs to be charged to results of operations at the end of the two-year life of the LPC Agreement. We charged deferred offering costs of $94,400 and $8,100 to additional paid-in capital during the fiscal years ended March 31, 2021 and 2020, respectively, as a result of sales of our common stock under the LPC Agreement.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Our primary source of revenue for the fiscal year ended March 31, 2021 is from the AffaMed Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606, as of April 1, 2018, using the modified retrospective transition method. We did not recognize any revenue under the Bayer Agreement (defined in Note 12) which we entered in our fiscal year ended March 31, 2017, in the fiscal years ended March 31, 2021 or 2020. Upon adoption of ASC Topic 606, there was no change to the units of accounting previously identified with respect to the Bayer Agreement under legacy GAAP, which are now considered performance obligations under ASC Topic 606, and there was no change to the revenue recognition pattern for the performance obligation. Accordingly, there was no cumulative effect change to our opening accumulated deficit upon the adoption of ASC Topic 606.

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

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each required significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. We have not granted restricted stock awards to employees or consultants nor do we have any awards with market or performance conditions. Prior to our April 1, 2019 adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), we historically re-measured the fair value of option grants to non-employees as they vested and any resulting increase in value was recognized as an expense during the period over which the services were performed. Under ASU 2018-17, expense recognition for grants to non-employees now follows the same methodology as for employees. Noncash expense attributable to compensatory grants of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

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

We carried no assets or liabilities that are measured on a recurring basis at fair value at March 31, 2021 or 2020.

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

Loss per Common Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual of dividends on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) for the fiscal years ended March 30, 2021 and 2020, respectively, and, in the fiscal year ended March 31, 2021, by the beneficial conversion feature related to our Series D Convertible Stock (Series D Preferred), as described in Note 9, Capital Stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share was computed as follows:

	Fiscal Years Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders for basic and diluted earnings
pershare	$(42,319,800)	$(22,037,600)

Denominator:
Weighted average basic and diluted common shares outstanding	86,133,644	43,869,523

Basic and diluted net loss attributable to common stockholders per common share	$(0.49)	$(0.50)

Potentially dilutive securities excluded in determining diluted net loss per common share for the fiscal years ended March 31, 2021 and 2020 are as follows:

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At March 31,	At March 31,
	2021	2020

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,131,669	1,160,240

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Series D Preferred stock issued and outstanding (4)	402,149	-

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	14,638,088	10,003,088

Outstanding warrants to purchase common stock	19,362,532	26,555,281

Total	38,602,450	40,786,621

____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended.
(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes shares of unregistered common stock issuable in payment of dividends on Series B Preferred upon conversion.

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

The amendments in ASU 2020-06 are effective for our fiscal year beginning April 1, 2024. We are evaluating the impact of this new guidance, but do not believe that our adoption of ASU 2020-06 will have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Receivable from Collaboration Partner

This amount reflects a payment we made to a contract manufacturing organization for certain drug substance manufacturing services on behalf of our collaboration partner. Our collaboration partner reimbursed us for the payment in May 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	March 31,	March 31,
	2021	2020

Clinical and nonclinical materials and contract services	$686,900	$115,200
Insurance	121,800	107,200
All other	26,400	2,700
	$835,100	$225,100

6.  Property and Equipment

Property and equipment consists of the following:

	March 31,	March 31,
	2021	2020

Laboratory equipment	$937,400	$892,500
Tenant improvements	214,400	214,400
Information technology equipment	73,900	54,600
Office furniture and equipment	84,600	84,600
Manufacturing equipment	211,200	-
	1,521,500	1,246,100

Accumulated depreciation and amortization	(1,154,100)	(1,036,500)
Property and equipment, net	$367,400	$209,600

The following table summarizes depreciation and amortization expense attributable to owned and leased property and equipment for the fiscal years ended March 31, 2021 and 2020:

	Fiscal Years Ended March 31,
	2021	2020

Owned assets	$114,600	$100,200
Leased assets	3,000	2,900
Total depreciation and amortization	$117,600	$103,100

The amount reported above for manufacturing equipment at March 31, 2021 reflects the cost of certain process equipment acquired in connection with the manufacture of PH94B drug product and placed in service in the fourth quarter of the fiscal year ended March 31, 2021. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at March 31, 2021 and 2020 are as follows:

	March 31,	March 31,
	2021	2020

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(12,400)	(9,400)

Net book value of office equipment subject to
financing lease	$2,300	$5,300

Other than certain leased office equipment, none of our assets were subject to third party security interests at March 31, 2021 or 2020.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Accrued Expenses

Accrued expenses consist of:

	March 31,	March 31,
	2021	2020

Accrued expenses for clinical and nonclinical
materials, development and contract services	$1,449,400	$462,300
Accrued professional services	85,500	76,500
All other	27,800	22,700
	$1,562,700	$561,500

8.  Notes Payable

The following table summarizes our notes payable:

	March 31, 2021			March 31, 2020
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
7.30% Note payable to insurance premium financing company (current)	$-	$-	$-	$56,500	$-	$56,500

In February 2020, we executed a 7.30% promissory note in the principal amount of $62,600 in connection with certain insurance policy premiums. That note was payable in monthly installments of $6,500, including principal and interest, through December 2020 and was fully paid at March 31, 2021. In May 2020, we executed a 6.30% promissory note in the principal amount of $322,200 in connection with other insurance policy premiums. The note was payable in monthly installments of $33,200, including principal and interest, through March 2021, and was fully paid at March 31, 2021.

In April 2020, we entered into a note payable agreement (the PPP Loan Agreement) with Silicon Valley Bank as lender (the Lender), pursuant to which we received net proceeds of $224,400 from a potentially forgivable loan from the U.S. Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) administered by the SBA (the PPP Loan). In accordance with its terms, the PPP Loan was to mature on April 22, 2022. The PPP Loan accrued interest at a rate of 1.00% per annum throughout the period it was outstanding. The CARES Act provided that all or a portion of the PPP Loan might be forgiven upon our request to the Lender, subject to requirements in the PPP Loan Agreement and the CARES Act. While we believe our use of the PPP Loan proceeds met all of the conditions for forgiveness under the PPP, following the completion of the December 2020 Public Offering, on December 23, 2020, we voluntarily repaid in full the outstanding principal balance of the PPP Loan, $224,400, plus accrued interest of approximately $1,500.

9.  Capital Stock

Common Stock

At our Special Meeting of Stockholders on March 5, 2021, as approved by and recommended to our stockholders by our Board, our stockholders approved an amendment to our Restated Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 175.0 million shares to 325.0 million shares. The amendment became effective on March 5, 2021, upon our filing of a certificate of amendment with the Nevada Secretary of State. Previously, at our Annual Meeting of Stockholders on September 5, 2019, as approved by and recommended to our stockholders by our Board, our stockholders approved an amendment to our Restated Articles of Incorporation to increase the authorized number of shares of common stock that we may issue from 100.0 million shares to 175.0 million shares. The amendment became effective on September 6, 2019, upon our filing of a certificate of amendment with the Nevada Secretary of State. In connection with an underwritten public offering of our common stock and warrants in May 2016, our common stock was approved for listing on the Nasdaq Capital Market. Our common stock has traded on the Nasdaq Capital Market under the symbol “VTGN” since May 11, 2016.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2021 and 2020, there were 500,000 restricted shares of Series A Preferred outstanding, convertible into 750,000 shares of our common stock at the option of the holders.

Series B Preferred Stock

In July 2014, our Board authorized the creation of a class of Series B Preferred Stock, par value $0.001 (Series B Preferred). In May 2015, we filed a Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Preferred Stock of VistaGen Therapeutics, Inc. (Series B Certificate of Designation) with the Nevada Secretary of State to designate 4.0 million shares of our authorized preferred stock as Series B Preferred.

Except with respect to transactions upon which the Series B Preferred shall be entitled to vote separately as a class, the Series B Preferred has no voting rights. The common stock into which the Series B Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of our common stock.

Each share of Series B Preferred is convertible, at the option of the holder (Voluntary Conversion), into one (1) share of our common stock, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions set forth in the Certificate of Designation. As permitted by the Series B Certificate of Designation, approximately 2.4 million shares of Series B Preferred were converted automatically into approximately 2.4 million shares of our common stock following the completion of our underwritten public offering in May 2016, which occurred concurrently with and facilitated the listing of our common stock on the Nasdaq Capital Market (Automatic Conversion). Both Automatic Conversion and Voluntary Conversion (collectively, Conversion) are subject to certain beneficial ownership blockers as set forth in the Certificate of Designation and/or securities purchase agreements.

Prior to Conversion, shares of Series B Preferred accrue in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends are payable on the date of either a Voluntary Conversion or Automatic Conversion in that number of shares of common stock equal to the Accrued Dividends. We have recognized a liability in the amount of $6,272,700 for Accrued Dividends in the accompanying Consolidated Balance Sheet at March 31, 2021, based on the Series B Preferred issued and outstanding through that date. We have recognized a deduction from net loss of $1,385,600 and $1,263,600 related to dividends on Series B Preferred in arriving at net loss attributable to common stockholders in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal years ended March 31, 2021 and 2020, respectively.

In the event of the liquidation, dissolution or winding-up of our affairs, after payment or provision for payment of our debts and other liabilities, the holders of the Series B Preferred then outstanding shall be entitled to receive distributions out of our assets, if any, of an amount equal to the Stated Value of the Series B Preferred ($7.00 per share), plus any accrued and unpaid dividends thereon, before any distribution or payment shall be made to the holders of any junior securities, including holders of our common stock. If our assets are insufficient to pay, in full, such amounts, then the entire assets to be distributed to the holders of the Series B Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Upon liquidation, each share of Series B Preferred ranks pari-passu with our Series A Preferred, our Series C Preferred and Series D Preferred stock (the latter two defined below). The liquidation value of the Series B Preferred at March 31, 2021 is approximately $14,194,400.

In December 2020, an institutional holder of 28,571 shares of our Series B Preferred converted such shares into an equal number of unregistered shares of our common stock. In accordance with the conversion terms of the Series B Preferred, we also issued 160,062 shares of our unregistered common stock in payment of $124,600 of dividends that had accrued on the holder’s Series B Preferred since issuance. Following the conversion, at March 31, 2021 there were 1,131,669 shares of Series B Preferred outstanding, which are exchangeable at the option of the holder by Voluntary Conversion into 1,131,669 shares of our common stock, excluding shares of our common stock which may be issued in payment of Accrued Dividends upon conversion.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of the liquidation, dissolution or winding up of our affairs, after payment or provision for payment of our debts and other liabilities, the holders of Series C Preferred then outstanding shall be entitled to receive, out of our assets, if any, an amount per share of Series C Preferred calculated by taking the total amount available for distribution to holders of all of our outstanding common stock before deduction of any preference payments for the Series C Preferred, divided by the total of (x), all of the then outstanding shares of our common stock, plus (y) all of the shares of our common stock into which all of the outstanding shares of the Series C Preferred can be exchanged before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. Upon liquidation, each share of Series C Preferred ranks pari-passu with our Series A Preferred, our Series B Preferred and our Series D Preferred (defined below).

Each share of Series C Preferred is convertible, at the option of the holder into one share of our common stock, subject to certain beneficial ownership limitations as set forth in the Series C Preferred Certificate of Designation. Shares of the Series C Preferred do not accrue dividends, and holders of the Series C Preferred have no voting rights. At March 31, 2021 and 2020, one holder and its affiliates held all 2,318,012 outstanding shares of Series C Preferred.

Series D Preferred Stock

On December 17, 2020, in connection with the December 2020 Public Offering (defined below), our Board authorized the creation of a series of up to 2,000,000 shares of Series D Preferred Stock, par value $0.001 (Series D Preferred), which became effective with the filing of a Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (Series D Certificate of Designation) with the State of Nevada on December 21, 2020.

Each share of our Series D Preferred is initially convertible into 23 shares of our common stock at any time at the option of the holder, provided that, the Series D Preferred is not convertible prior to the date on which we have received approval from our stockholders to increase the total authorized shares of our common stock by at least an amount necessary to reserve shares sufficient to satisfy our conversion obligations in respect of the Series D Preferred and an amendment to our Restated and Amended Articles of Incorporation reflecting such increase becomes effective (the Approval Date). Additionally, a holder of shares of Series D Preferred will be prohibited, subject to certain exceptions, from converting such shares into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ prior notice to us.

Prior to the Approval Date, in the event of our liquidation, dissolution, or winding up of the Company’s affairs, holders of Series D Preferred will receive a payment equal to $0.001 per share before any proceeds are distributed to the holders of our common stock. On and after the Approval Date, the Series D Preferred will have no liquidation preference.

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

For as long as shares of Series D Preferred are outstanding, the affirmative consent of holders of a majority of the outstanding shares of Series D Preferred will be required before we can:
●
amend, alter, modify or repeal (whether by merger, consolidation or otherwise) the Series D Preferred Certificate of Designation, our articles of incorporation or our bylaws in any manner that adversely affects the rights, preferences, privileges or the restrictions provided for the benefit of, the Series D Preferred;
●
issue further shares of Series D Preferred or increase or decrease (other than by conversion) the number of authorized shares of Series D Preferred; or
●
enter into any agreement to do any of the foregoing that is not expressly made conditional on obtaining the affirmative vote or written consent of the requisite holders.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of the liquidation, dissolution or winding up of our affairs, the Series D Preferred ranks  senior to any class or series of our capital stock hereafter created specifically ranking by its terms junior to the preferred stock; until the Approval Date, senior to our common stock; on parity with any class or series of capital stock hereafter created specifically ranking by its terms on parity with the preferred stock; and junior to any class or series of capital stock hereafter created specifically ranking by its terms senior to the preferred stock.

At the time of its issuance in connection with the December 2020 Public Offering (described below), we did not have a sufficient number of authorized shares of our common stock to permit the conversion in full of our Series D Preferred and the issuance upon exercise or conversion of all other outstanding series of preferred stock, warrants to purchase common stock or outstanding stock options or shares reserved for issuance of the same. Accordingly, on March 5, 2021, we held a Special Meeting of Stockholders (the Special Meeting) at which our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the number of authorized shares of our common stock from 175 million shares to 325 million shares (the Charter Amendment), an amount sufficient to permit the conversion of all outstanding shares of Series D Preferred. The affirmative vote by a majority of our common stockholders and Series D Preferred holders, voting as a single class, at the Special Meeting constituted the Approval Date noted above.

Following the Special Meeting, between March 12, 2021 and March 31, 2021, holders of an aggregate of 1,597,851 shares of Series D Preferred converted such shares into 36,750,573 registered shares of our common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding which were convertible into 9,249,427 shares of our common stock. See Note 16, Subsequent Events, for information regarding additional conversions after March 31, 2021.

During our fiscal years ended March 31, 2021 and 2020, we completed private placement and public offerings as described below.

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

Assumption:	Pre- modification	Post- modification
Market price per share	$0.44	$0.44
Exercise price per share	$1.85	$0.50
Risk-free interest rate	1.58%	1.58%
Remaining contractual term in years	2.25	1.91
Volatility	87.5%	88.1%
Dividend rate	0.0%	0.0%

Number of warrant shares	6,611,759	6,611,759
Weighted average fair value per share	$0.08	$0.19

Following the Winter 2019 Warrant Modification, investors holding a total of 820,000 warrants exercised their warrants at the reduced price of $0.50 per share, resulting in cash proceeds to us of $410,000 during the quarter ended December 31, 2019.

December 19, 2019 Warrant Modification

On December 19, 2019, we modified additional outstanding warrants previously issued as a part of a completed private placement to permanently reduce the exercise price of such warrants to $0.805 per share and to extend the term of such warrants through December 31, 2022, in order to more closely align the exercise price of the warrants with the current trading price of our common stock and to provide additional time for the holders to exercise the warrants (the December 19, 2019 Warrant Modification). As a result of the December 19, 2019 Warrant Modification, we modified outstanding warrants to purchase a total of 80,431 shares of our common stock.

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

Assumption:	Pre- modification	Post-modification
Market price per share	$0.805	$0.805
Exercise price per share	$7.00	$0.805
Risk-free interest rate	1.57%	1.65%
Remaining contractual term in years	0.58	3.034
Volatility	98.7%	84.9%
Dividend rate	0.0%	0.0%

Number of warrant shares	80,431	80.431
Weighted average fair value per share	$0.00	$.044

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

Subsequent to the Commencement Date and through July 2020, we sold an additional 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate gross cash proceeds of $2,891,200. We have sold no shares of our common stock under the LPC Agreement since July 2020. At March 31, 2021, there were approximately 2.04 million registered shares of our common stock remaining available for sale under the LPC Agreement; however, we have no obligation to sell any additional shares under the LPC Agreement in the future.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Common Stock and Warrants in the Spring 2020 Private Placement

In April 2020, in a self-directed private placement, we sold units of common stock and warrants to an accredited investor to purchase an aggregate of 125,000 unregistered shares of our common stock and four-year warrants to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share and we received cash proceeds of $50,000 (the Spring 2020 Private Placement).

Registration Statement for shares underlying warrants issued in Private Placements and warrant exercises

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

During July 2020, holders of warrants to purchase an aggregate of 228,000 shares of our common stock exercised such warrants, and we received aggregate cash proceeds of $114,000. We issued 228,000 registered shares of our common stock upon these exercises pursuant to the effectiveness of the Warrant Registration Statement. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 registered shares of our common stock exercised such warrants and we received $4,200,900 in cash proceeds.

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

The Series D Preferred that we issued in the December 2020 Public Offering contained a beneficial conversion feature (a BCF), which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date (with respect to the Series D Preferred, the date the security was actually issued rather than the date the agreement to do so was entered into, herein referred to as the Commitment Date). In accordance with Accounting Standards Codification 470-20, Debt- Debt with Conversion and Other Options (ASC 470-20), an embedded BCF is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. ASC 470-20 also provides that the intrinsic value is to be calculated as of the Commitment Date. The Series D Certificate of Designation provides that the Series D Preferred has a conversion price of $0.92 per share on an as-converted basis (the Conversion Price). The Conversion Price compared to the closing price of $1.42 per share of our common stock on the Commitment Date results in a difference of $0.50 per share. That difference multiplied by the 46 million shares of our common stock issuable upon conversion of the Series D Preferred resulted in an aggregate BCF of $23.0 million. We did not recognize the impact of the BCF at December 31, 2020 because the Series D Preferred was not convertible into common stock prior to the Approval Date. Following approval by our stockholders of the Charter Amendment at the Special Meeting in March 2021, the contingency of the BCF was eliminated and we recognized the BCF as a noncash charge in arriving at net loss attributable to common stockholders in our Consolidated Statement of Operations and Comprehensive Loss for the quarter and fiscal year ended March 31, 2021 and as a corresponding increase in additional paid-in capital in our Consolidated Statement of Stockholders’ Equity (Deficit). The BCF was also treated as a deemed dividend in our Consolidated Statement of Stockholders’ Equity (Deficit). Since we have an accumulated deficit, we recorded the deemed dividend as a reduction in additional paid-in capital, resulting in a net impact of $0 to additional paid-in capital. The recognition of the BCF on the Series D Preferred had no impact in aggregate on our stockholders’ equity or on our cash position.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Exercises

During the fiscal year ended March 31, 2021, holders of outstanding stock options, including two members of our Board, exercised options to purchase an aggregate of 252,004 shares of our common stock and we received cash proceeds of $36,500. There were no stock option exercises during the fiscal year ended March 31, 2020.

Warrants Outstanding

Following the Winter 2019 Warrant Modifications, the December 19, 2019 Warrant Modification, the Winter 2019 Warrant Offering, the issuance of the January 2020 Warrants and the warrants included in the Spring 2020 Private Placement and the warrant exercises noted above, the following table summarizes outstanding and exercisable warrants to purchase shares of our common stock as of March 31, 2021.  The weighted average exercise price of outstanding and exercisable warrants at March 31, 2021 was $1.78 per share.

		Warrants Exercisable
Exercise		and Outstanding
Price	Expiration	at March 31,
per Share	Date	2021

$0.50	4/30/2021 to 3/31/2024	4,944,680
$0.73	7/25/2025	1,670,077
$0.805	12/31/2022	80,431
$1.50	12/13/2022	8,375,530
$1.82	3/7/2023	1,388,931
$3.51	12/31/2021	50,000
$5.30	5/16/2021	2,705,883
$7.00	3/3/2023	147,000

		19,362,532

At March 31, 2021, with the effectiveness of the Warrant Registration Statement in May 2020, the shares of common stock underlying essentially all of the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. Additionally, no outstanding warrant is subject to any down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserved Shares

At March 31, 2021, we have reserved shares of our common stock for future issuance as follows:

COMMON STOCK RESERVED FOR FUTURE ISSUANCE AT 3/31/21

Upon exchange of all shares of Series A Preferred currently issued and outstanding (1)	750,000

Upon exchange of all shares of Series B Preferred currently issued and outstanding (2)	4,000,000

Upon exchange of all shares of Series C Preferred currently issued and outstanding (3)	2,318,012

Upon exchange of all shares of Series D Preferred currently issued and outstanding (4)	9,249,427

Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	19,365,532

Pursuant to stock incentive plans:
Subject to outstanding options under the Amended and Restated 2016 Stock Incentive
Plan and the 2019 Omnibus Equity Incentive Plan	14,638,088
Available for future grants under the 2019 Omnibus Equity Incentive Plan	1,843,158
Available for future issuance under the 2019 Employee Stock Purchase Plan	941,875
17,423,121

Reserved for issuance under Lincoln Park Purchase Agreement	320,272

Total reserves	53,426,364

____________
(1) Assumes exchange under the terms of the October 11, 2012 Note Exchange and Purchase Agreement.

(2) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; includes 2,868,331 shares of common stock reserved for payment of dividends on Series B Preferred upon conversion. Refer to Series B Preferred Stock, above, for additional information regarding payment of dividends in common stock.

(3) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016.

(4) Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, effective December 21, 2020.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2021, we have 90,958,067 authorized shares of our common stock not subject to reserves and available for future issuance.

10.  Research and Development Expenses

We recorded research and development expenses of approximately $12.5 million and $13.4 million in the fiscal years ended March 31, 2021 and 2020, respectively, including approximately $0.8 million and $1.4 million of noncash expense in the fiscal years ended March 31, 2021 and 2020, respectively. Research and development expense is composed of employee compensation expenses, including stock–based compensation, direct project expenses, notably including preclinical and nonclinical projects for PH94B, PH10 and AV-101 in both years and costs attributable to our AV-101 clinical trial in MDD in the fiscal year ended March 31, 2020, as well as costs to maintain and prosecute our intellectual property suite, including patent applications for AV-101 in combination with probenecid for various indications in the fiscal year ended March 31, 2021.

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

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended March 31,
	2021	2020

Computed expected tax benefit	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.01%	0.01%
Tax effect of warrant modifications	-%	0.84%
Tax effect of research and development credits	(1.45)%	(1.60)%
Tax effect of stock compensation	4.71%	2.39%
Tax effect of other non-deductible items	0.00%	0.00%
Expired net operating loss carryforwards	1.99%	0.36%
Change in valuation allowance (federal only)	15.74%	19.02%

Income tax expense	0.00%	0.02%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	March 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$33,587,300	$30,607,500
Basis differences in property and equipment	12,500	9,100
Research and development credit carryforwards	2,589,000	2,256,400
Stock based compensation	3,515,500	3,919,900
Operating lease Right of Use asset	105,300	95,400
Accruals and reserves	67,000	66,500

Total deferred tax assets	39,876,600	36,954,800

Valuation allowance	(39,876,600)	(36,954,800)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,921,800 and $4,202,500 during the fiscal years ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $139,175,200. Federal net operating loss carryforwards of approximately $86,276,400 generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2022 through March 31, 2038. Federal net operating loss carryforwards of approximately $52,898,800 generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2021, we had state net operating loss carryforwards of approximately $64,556,500, which will expire in fiscal years ending in 2029 through 2041. We also have federal and state research and development tax credit carryforwards of approximately $2,415,500 and $1,311,900, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) to provide economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. The CARES Act may affect the corporate income taxes imposed by state governments and may result in future responses by state legislatures, some of which could have retroactive effect. The Company evaluated the provisions of the CARES Act and determined that it did not have a material impact on the Company’s income tax accounts at March 31, 2021 or 2020.

On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, suspending the use of California net operating losses and limiting the use of California research tax credits for tax years beginning in 2020 and before 2023. The suspension of net operating losses and the restriction of research tax credits did not result in a significant impact on the value of our deferred tax assets.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. We have not performed a change in ownership analysis since our inception in 1998 and accordingly some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2002 through 2021 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

Uncertain Tax Positions

Our unrecognized tax benefits at March 31, 2021 and 2020 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2021 and 2020 is $931,900 and $814,600, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits.

	Fiscal Years Ended March 31,
	2021	2020

Unrecognized benefit - beginning of period	$814,600	$668,700
Current period tax position increases	117,300	146,000
Prior period tax position increases (decreases)	-	(100)

Unrecognized benefit - end of period	$931,900	$814,600

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2021 or 2020. We do not anticipate any significant changes of our uncertain tax positions within twelve months of this reporting date.

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

Under the terms of the AffaMed Agreement, AffaMed is responsible for all costs related to developing, obtaining regulatory approval of, and commercializing PH94B for treatment of SAD, and potentially other anxiety-related indications, in the Territory. A joint development committee has been established between AffaMed and us to coordinate and review the development and commercialization plans with respect to PH94B in the Territory.

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. EverInsight has the option to participate in the Phase 3 global clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of PH94B. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Changes to these estimates are recorded on a cumulative catch up basis. We currently estimate that we will complete our performance obligations at the end of calendar 2023.

The difference between the revenue recognized to-date under the AffaMed Agreement, $1,089,500, and the consideration received to-date, $5,000,000, is recorded as a contract liability/deferred revenue (cash received exceeds revenue earned). At March 31, 2021, we have recorded deferred revenue of $3,910,500. The following table presents changes in our contract liabilities for our fiscal year ended March 31, 2021:

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	March 31, 2021
Deferred Revenue - current portion	$-	$1,420,200	$-	$1,420,200
Deferred Revenue - non-current portion	-	3,579,800	(1,089,500)	2,490,300
Total	$-	$5,000,000	$(1,089,500)	$3,910,500

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely as a result of obtaining the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Consolidated Balance Sheet at March 31, 2021. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense of $102,400 has been included in general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2021. There has been no impairment loss in relation to the costs capitalized.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of the expiration of the last valid claim under a licensed patent of PH94B in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of PH94B in such jurisdiction.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements with Pherin Pharmaceuticals, Inc. (Pherin)

In September 2018 we issued 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B for social anxiety disorder and an option to acquire a similar license for PH10 for MDD. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the PH94B and PH10 license agreements, we were obligated to pay to Pherin monthly support payments of $10,000 for a term of 18 months, however no monthly support payment was required during the 18-month period identified in the PH10 license agreement if support payments were being made under the terms of the PH94B license agreement. The support payments required under the PH94B license agreement terminated in March 2020 and in April 2020 under the PH10 license agreement. Accordingly, we made support payments of $10,000 under the PH10 license agreement and $120,000 under the PH94B license agreement in the fiscal years ended March 31, 2021 and 2020, respectively.

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

13.  Stock Option Plans, Employee Stock Purchase Plan, and 401(k) Plan

At March 31, 2021, we have the following share-based compensation plans, which are described below:

●
Amended and Restated 2016 Stock Incentive Plan (the 2016 Plan); and
●
2019 Omnibus Equity Incentive Plan (the 2019 Plan)

Description of the 2016 Plan

Our Board unanimously approved the Company’s Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), on July 26, 2016, and the 2016 Plan was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. A total of 10.0 million shares of our common stock were authorized for issuance under the 2016 Plan, of which options to purchase approximately 7.6 million shares remain outstanding at March 31, 2021. Upon the adoption of our 2019 Plan, no further grants were permissible under the 2016 Plan and approximately 1.4 million authorized shares were transferred to the 2019 Plan and became issuable therefrom. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Compensation Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Compensation Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2021, the Compensation Committee has not granted any performance awards.

A total of 7,500,000 shares of common stock were initially authorized for issuance under the 2019 Plan. As noted previously, all awards outstanding under the 2016 Plan at the time the 2019 Plan was adopted remain subject to the 2016 Plan. Upon approval of the 2019 Plan, all shares of common stock remaining authorized and available for issuance under the 2016 Plan, approximately 1.4 million shares, automatically became available for issuance under the 2019 Plan. Additionally, any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares also become available for issuance under the 2019 Plan. Further, if any award under the 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the 2019 Plan. At March 31, 2021, a total of 1,843,158 shares remain available for grant under the 2019 Plan.

No more than 25% of any equity-based awards granted under the 2019 Plan may vest on the grant date of such award. This requirement does not apply to (i) substitute awards resulting from acquisitions or (ii) shares delivered in lieu of fully vested cash awards. In addition, the minimum vesting requirement does not apply to the Compensation Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, death, disability or a change in control, in the terms of the award or otherwise. Awards are not transferable other than by will or the laws of descent and distribution, except that in certain instances transfers may be made to or for the benefit of designated family members of the participant for no consideration.

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

During our fiscal year ended March 31, 2021, we granted options to purchase an aggregate of 4,990,000 shares of our common stock from the 2019 Plan as follows:

●
options to purchase an aggregate of 1,580,000 shares of our common stock at a price of $0.398 per share to independent members of our Board, our officers and employees and certain consultants and advisors in April 2020. The options vested 25% upon grant with the remaining shares vesting ratably over two years;

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
options to purchase an aggregate of 365,000 shares of our common stock at prices of between $0.42 and $0.55 per share to various investor and public relations and scientific consultants in May and June 2020. The options vested 25% upon grant with the remaining shares vesting ratably monthly over one year;

●
options to purchase an aggregate of 195,000 shares of our common stock at prices of between $0.62 and $0.73 per share to various investor and public relations and scientific consultants in August through October 2020. Certain grants vested 25% upon grant with the remaining shares vesting ratably over one year or three years; other options vested monthly over a period of one year or two years;

●
options to purchase 200,000 shares of our common stock at a price of $0.7889 per share to a new research and development employee in December 2020. The options vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next 4 years;

●
options to purchase an aggregate of 1,375,000 shares of our common stock at a price of $1.77 per share to independent members of our Board, our officers and employees in December 2020 following the December 2020 Public Offering. The options vested 25% upon grant with the remaining shares vesting ratably over two years; and

●
options to purchase 1,275,000 shares of our common stock at prices from $1.99 to $2.55 per share to new employees during February and March 2021. The options vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next 3 years.

During our fiscal year ended March 31, 2020, we granted options to purchase an aggregate of 3,455,000 shares of our common stock from the 2019 Plan and the 2016 Plan as follows:

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

The following table summarizes stock-based compensation expense related to option grants to our officers, independent directors, consultants and service providers included in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2021 and 2020.

	Fiscal Years Ended March 31,
	2021	2020

Research and development expense	$746,900	$1,287,200

General and administrative expense	1,559,200	2,533,600

Total stock-based compensation expense	$2,306,100	$3,820,800

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense amounts reported above include $7,500 and $2,500 in research and development expense for the fiscal years ended March 31, 2021 and 2020, respectively, and $6,800 and $1,500 in general and administrative expense for the fiscal years ended March 31, 2021 and 2020, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP), described below.

We used the Black-Scholes Option Pricing model with the following weighted average assumptions to determine share-based compensation expense related to option grants during the fiscal years ended March 31, 2021 and 2020:

	Fiscal Years Ended March 31,
	2021	2020
	(weighted average)	(weighted average)
Exercise price	$1.27	$1.14
Market price on date of grant	$1.27	$1.05
Risk-free interest rate	0.53%	1.79%
Expected term (years)	5.58	5.41
Volatility	83.79%	86.99%
Expected dividend yield	0.00%	0.00%

Fair value per share at grant date	$0.87	$0.73

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

The following table summarizes stock option activity for the fiscal years ended March 31, 2021 and 2020 under the 2019 Plan and the 2016 Plan:

	Fiscal Years Ended March 31,
	2021		2020

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of period	10,003,088	$1.36	6,626,088	$1.48
Options granted	4,990,000	$1.27	3,455,000	$1.14
Options exercised	(355,000)	$0.89	-	$-
Options forfeited	-	$-	-	$-
Options expired	-	$-	(78,000)	$1.50

Options outstanding at end of period	14,638,088	$1.34	10,003,088	$1.36
Options exercisable at end of period	10,732,059	$1.29	7,936,290	$1.39

Weighted average grant-date fair value of
options granted during the period		$0.87		$0.73

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on stock options outstanding and exercisable under the 2019 Plan and the 2016 Plan as of March 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Years until	Exercise	Number	Exercise
Price	Outstanding	Expiration	Price	Exercisable	Price

$0.398 to $0.89	2,590,000	9.12	$0.48	1,574,795	$0.45
$0.90 to $1.18	3,240,000	7.42	$1.09	2,871,049	$1.10
$1.19 to $1.46	2,500,000	8.13	$1.36	2,155,468	$1.35
$1.47 to $1.63	3,177,253	5.85	$1.52	3,177,253	$1.52
$1.64 to $15.00	3,130,835	9.40	$2.14	953,494	$2.38
	14,638,088	7.92	$1.34	10,732,059	$1.29

At March 31, 2021, there were 1,843,158 registered shares of our common stock remaining available for grant under the 2019 Plan.  Two members of our Board and certain consultants exercised options to purchase an aggregate of 355,000 shares of our common stock during the fiscal year ended March 31, 2021. There were no option exercises during the fiscal year ended March 31, 2020.

Aggregate intrinsic value is the sum of the amount by which the fair value of the underlying common stock exceeds the aggregate exercise price of the outstanding options (in-the-money-options). Based on the $2.13 per share quoted closing market price of our common stock on March 31, 2021, there was approximately $12,205,000 of intrinsic value in our outstanding options at that date.

As of March 31, 2021, there was approximately $3,852,300 of unrecognized compensation cost related to non-vested share-based compensation awards from the 2019 Plan and the 2016 Plan, which cost is expected to be recognized through November 2023.

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

The 2019 ESPP is generally expected to operate in consecutive semi-annual periods referred to as “option periods.” The first option period commenced on January 1, 2020 and ended on the last trading day in the semi-annual period ended June 30, 2020, with successive option periods expected to begin on the first day of January and July and to terminate on the last trading day of June and December, respectively. Option periods may not last longer than the maximum period permitted under Section 423 of the Code, which generally limits the length of such offerings to either 5 years or 27 months, depending on the terms of the offering. Generally, all full-time employees of the Company and its subsidiaries are eligible to participate in an option period.

On the first day of each option period (the Grant Date), each eligible employee for that option period will be granted an option to purchase shares of our common stock. Each participant’s option will permit the participant to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the option period by the applicable purchase price. A participant must designate the percentage (if any) of compensation to be deducted during that option period for the purchase of stock under the 2019 ESPP. The participant’s payroll deduction election will generally remain in effect for future option periods unless terminated by the participant. A participant may elect to withdraw from any option period prior to the last day of the option period, in which case the participant’s payroll deductions will be refunded and the participant’s outstanding options will terminate.

Each participant’s payroll deductions under the 2019 ESPP will be credited to a liability account in his or her name under the 2019 ESPP. The aggregate liability for participant payroll deductions at March 31, 2021 and 2020 was $18,600 and $14,700, respectively, which amounts are included in accrued expenses in the accompanying Consolidated Balance Sheet at those dates.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
●
A participant cannot accrue rights to purchase more than $25,000 of stock (valued at the Grant Date of the applicable offering period and without giving effect to any discount reflected in the purchase price for the stock) for each calendar year in which an option is outstanding; and

●
A participant will not be granted an option under the 2019 ESPP if it would cause the participant to own stock and/or hold outstanding options to purchase common stock constituting 5.0% or more of the total combined voting power or value of all classes of stock of the Company or of one of its subsidiaries or to the extent it would exceed certain other limits under the Code.

The $25,000 annual purchase and the 5% ownership limitations referred to above are required under the Code.

As is customary, the number of shares of stock available under the 2019 ESPP or subject to outstanding options, is subject to adjustment in the event of certain reorganizations, combinations, recapitalization of shares, stock splits, reverse stock split, subdivision or other similar change in respect of our common stock. A participant’s rights with respect to options or the purchase of shares under the 2019 ESPP, as well as payroll deductions credited to his or her 2019 ESPP account, may not be assigned, transferred, pledged or otherwise disposed of in any way except by will or the laws of descent and distribution.

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

Our 2019 ESPP became effective on January 1, 2020 and will continue in effect until the earlier of such time as all of the shares of the Company’s common stock subject to the 2019 ESPP have been sold or December 31, 2030, unless terminated earlier by the Board. During the fiscal year ended March 31, 2021, employees purchased an aggregate of 58,125 shares of common stock under the 2019 ESPP and the Company received proceeds of $26,200.

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

14.  Related Party Transactions

Consulting Agreement

We have we engaged a consulting firm headed by one of the independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded expense of $193,000 and $108,400 for the fiscal years ended March 31, 2021 and 2020, respectively. We recorded no accounts payable or accrued expenses related to such services at March 31, 2021 or 2020.

15.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any claims made or other legal matters that will have a material adverse effect on our consolidated financial position, results of operations or our cash flows.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of our directors or executive officers to the fullest extent permitted by Nevada law. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  We have a director and officer insurance policy which limits our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2021 or 2020.

In the normal course of business, we provide indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others.  Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of our product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to our product candidates.  The terms of these indemnification agreements are generally perpetual.  The potential future payments we could be required to make under these indemnification agreements is unlimited.  We maintain liability insurance coverage that limits our exposure.  We believe the fair value of these indemnification agreements is minimal.  Accordingly, we have not recorded any liabilities for these agreements at March 31, 2021 or 2020.

Leases

Financing Lease

At March 31, 2021 and 2020, the following assets are subject to financing lease obligations and included in property and equipment:

	March 31,	March 31,
	2021	2020

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(12,400)	(9,400)

Net book value of office equipment subject to
financing lease	$2,300	$5,300

Amortization expense for assets recorded under financing leases is included in depreciation expense.  Future minimum payments, by year and in the aggregate, required under our financing lease are as follows:

Fiscal Year Ending March 31,
2022	$3,200

Future minimum lease payments	3,200

Less imputed interest included in minimum lease payments	(200)

Present value of minimum lease payments	3,000

Less current portion	(3,000)

Financing lease obligation - non-current portion	$-

Operating Lease

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Consistent with the guidance in ASC 842, effective beginning April 1, 2019, we have recorded this lease in our Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, upon our adoption of ASC 842, we determined that the renewal of this lease was reasonably probable. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at March 31, 2021 and 2020:

	As of March 31, 2021	As of March 31, 2020
Assets
Right of use asset – operating lease	$3,219,600	$3,579,600

Liabilities
Current operating lease obligation	$364,800	$313,400
Non-current operating lease obligation	3,350,800	3,715,600
Total operating lease liability	$3,715,600	$4,029,000

The following table summarizes the effect of operating lease costs in our consolidated statements of operations:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$838,200	$822,300

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2022	$668,400
2023	726,000
2024	766,000
2025	789,000
2026	812,700
Thereafter	1,118,700
Total lease expense	4,880,800
Less imputed interest	(1,165,200)
Present value of operating lease liabilities	$3,715,600

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of March 31, 2021
Assumed remaining lease term in years	6.33
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$791,600	$753,900

During the fiscal years end March 31, 2021 and 2020, other than the April 1, 2019 initial adoption of ASC 842 that required right of use assets and lease liabilities to be recorded, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $14,200 and $14,000 for the fiscal years ended March 31, 2021 and 2020, respectively, attributable to this lease.

16.  Subsequent Events

We have evaluated subsequent events through the date of this Annual Report and have identified the following material events and transactions that occurred after March 31, 2021:

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Series D Preferred Stock

From April 5, 2021 to April 22,2021, holders of an aggregate of 402,149 shares of our Series D Preferred converted such shares into 9,249,427 shares of our registered common stock, following which no shares of Series D Preferred remained outstanding.

Exercise of Warrants

From April 1, 2021 through the date of this Annual Report, holders of outstanding warrants have exercised warrants to purchase an aggregate of 1,508,768 shares of our common stock and we have received cash proceeds of approximately $1,105,700. On May 16, 2021, warrants to purchase 2,705,883 shares of our common stock at $5.30 per share expired unexercised.

Grant of Options from 2019 Plan

From April 1, 2021 through the date of this Annual Report, we granted options to purchase 575,000 shares of our common stock under the terms of our 2019 Plan to three newly-hired executives and a new independent member of our Board. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the respective date of grant, a term of ten years and vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter.

Termination of LPC Agreement

On June 25, 2021, in accordance with its provisions, we voluntarily terminated the LPC Agreement and we will sell no additional shares of our common stock under that agreement.

17. Supplemental Financial Information (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2021. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Quarterly Results of Operations (Unaudited)
 (in thousands, except share and per share amounts)

	Three Months Ended				Total
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	Fiscal Year 2021

Sublicense revenue	$-	$334	$314	$442	$1,090
Total revenue	-	334	314	442	1,090

Operating expenses:
Research and development	$1,731	$2,358	$3,496	$4,891	$12,476
General and administrative	1,391	1,270	2,117	1,770	6,548
Total operating expenses	3,122	3,628	5,613	6,661	19,024
Loss from operations	(3,122)	(3,294)	(5,299)	(6,219)	(17,934)

Other income (expense), net:
Interest income (expense), net	(3)	(4)	1	8	2
Other income	1	-	-	-	1

Loss before income taxes	(3,124)	(3,298)	(5,298)	(6,211)	(17,931)
Income taxes	(3)	-	-	-	(3)
Net loss and comprehensive loss	(3,127)	(3,298)	(5,298)	(6,211)	(17,934)

Accrued dividend on Series B Preferred stock	(336)	(347)	(354)	(349)	(1,386)
Beneficial conversion feature on Series D
Preferred stock	-	-	-	(23,000)	(23,000)

Net loss attributable to common stockholders	$(3,463)	$(3,645)	$(5,652)	$(29,560)	$(42,320)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.07)	$(0.05)	$(0.07)	$(0.20)	$(0.49)
Weighted average shares used in computing
basic and diluted net loss per common share
attributable to common stockholders	51,321,355	67,082,935	81,086,105	145,966,502	86,133,644

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Total
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	Fiscal Year 2020

Operating expenses:
Research and development	$4,314	$4,205	$3,015	$1,840	$13,374
General and administrative	1,910	1,146	2,948	1,423	7,427
Total operating expenses	6,224	5,351	5,963	3,263	20,801
Loss from operations	(6,224)	(5,351)	(5,963)	(3,263)	(20,801)

Other expenses, net:
Interest income (expense), net	16	15	2	(3)	30

Loss before income taxes	(6,208)	(5,336)	(5,961)	(3,266)	(20,771)
Income taxes	(2)	-	-	(1)	(3)
Net loss and comprehensive loss	(6,210)	(5,336)	(5,961)	(3,267)	(20,774)

Accrued dividend on Series B Preferred stock	(302)	(314)	(322)	(326)	(1,264)
Net loss attributable to common stockholders	$(6,512)	$(5,650)	$(6,283)	$(3,593)	$(22,038)

Basic and diluted net loss per common share
attributable to common stockholders	$(0.15)	$(0.13)	$(0.15)	$(0.08)	$(0.50)
Weighted average shares used in computing
basic and diluted net loss per common share
attributable to common stockholders	42,622,965	42,622,965	43,158,889	47,094,781	43,869,523

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

Management has assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2021. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective, based upon those criteria, as a result of the material weaknesses identified below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses existing during our fiscal year ended March 31, 2021: (i) the size of the Company’s staff did not permit appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions; and (ii) the Company utilized accounting software that did not prevent erroneous or unauthorized changes to previous reporting periods and/or could be adjusted so as to not provide an adequate audit trail of entries made in the accounting software.

Beginning in April 2021, we have begun to address these material weaknesses by retaining additional accounting staff to facilitate appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and by implementing state-of-the-art accounting software to prevent erroneous or unauthorized changes to previous reporting periods and/or adjustments and to provide an adequate auditing trail of entries made in the accounting software.

The Company does not believe that these control weaknesses have resulted in any deficient financial reporting because each of our CEO and CFO is aware of his responsibilities under the SEC's reporting requirements and personally certifies our financial reports. Further, the Company had implemented a series of manual checks and balances to verify that no previous reporting period had been improperly modified and that no unauthorized entries had been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting during its fiscal year ended March 31, 2021, it believes that it has taken reasonable and sufficient steps to ascertain that the financial information contained in this Annual Report is in accordance with U.S. generally accepted accounting principles.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for our fiscal year ended March 31, 2021 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Item 9B.  Other Information

Termination of LPC Agreement

On June 25, 2021, in accordance with its provisions, the Company voluntarily terminated the Purchase Agreement dated March 24, 2020 between the Company and LPC Capital Fund, LLC prior to its March 2022 contractual expiration and will sell no additional shares of its common stock under such agreement.

Change in Board of Directors Membership

On June 24, 2021, Dr. H. Ralph Snodgrass notified the Company’s Board of Directors of his intention to step down from his position as a member of the Company’s Board of Directors, effective June 30, 2021. Dr. Snodgrass will continue to serve as the Company’s President and Chief Scientific Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2021 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 82.

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
1.1
Open Market Sale AgreementSM, dated May 14, 2021, by and between VistaGen Therapeutics, Inc. and Jefferies LLC, incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021.

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

3.14
Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of VistaGen Therapeutics, Inc., filed with the Nevada Secretary of State on December 21, 2020, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020.

3.15
Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of VistaGen Therapeutics, Inc., dated March 5, 2021, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2021.

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

10.149
Underwriting Agreement, dated August 2, 2020, by and between VistaGen Therapeutics, Inc. and Maxim Group, LLC incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020.

10.150
Underwriting Agreement, dated December 18, 2020 by and among VistaGen Therapeutics, Inc., Jefferies LLC and William Blair & Company, L.L.C. incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020.

10.151
Indemnification Agreement, dated April 26, 2021, by and between VistaGen Therapeutics, Inc. and Joanne Curley, Ph.D. incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021.

21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 29th day of June, 2021.

VistaGen Therapeutics, Inc.

Date: June 29, 2021	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh Shawn K. Singh, JD	Chief Executive Officer, and Director (Principal Executive Officer)	June 29, 2021

/s/ Jerrold D. Dotson Jerrold D. Dotson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2021

/s/ H. Ralph Snodgrass H. Ralph Snodgrass, Ph.D	President, Chief Scientific Officer and Director	June 29, 2021

/s/ Jon S. Saxe Jon S. Saxe	Chairman of the Board of Directors	June 29, 2021

/s/ Ann M. Cunningham Ann M. Cunningham	Director	June 29, 2021

/s/ Joanne Curley, Ph.D Joanne Curley, Ph.D.	Director	June 29, 2021

/s/ Jerry B. Gin, Ph.D Jerry B. Gin, Ph.D.	Director	June 29, 2021

/s/ Brian J. Underdown Brian J. Underdown, Ph. D	Director	June 29, 2021