Form 10-Q
period 2021-06-30
VistaGen Therapeutics, Inc.
filed 2021-08-12
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

343 Allerton Avenue

South San Francisco, CA 94080(Address of principal executive offices including zip code)

(650) 577-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VTGN	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of August 11, 2021, 192,903,896 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2021	2021
	(unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$97,776,900	$103,108,300
Receivable from collaboration partner	44,000	40,600
Prepaid expenses and other current assets	1,871,400	835,100
Deferred contract acquisition costs - current portion	133,500	133,500
Total current assets	99,825,800	104,117,500
Property and equipment, net	482,800	367,400
Right of use asset - operating lease	3,125,300	3,219,600
Deferred offering costs	224,700	294,900
Deferred contract acquisition costs - non-current portion	200,800	234,100
Security deposits and other assets	47,800	47,800
Total assets	$103,907,200	$108,281,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,316,200	$838,300
Accrued expenses	2,150,000	1,562,700
Deferred revenue - current portion	1,420,200	1,420,200
Operating lease obligation - current portion	378,400	364,800
Financing lease obligation - current portion	2,200	3,000
Total current liabilities	6,267,000	4,189,000

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	6,634,500	6,272,700
Deferred revenue - non-current portion	2,136,200	2,490,300
Operating lease obligation - non-current portion	3,252,700	3,350,800
Total non-current liabilities	12,023,400	12,113,800
Total liabilities	18,290,400	16,302,800

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and March 31, 2021:
Series A Preferred, 500,000 shares authorized, issued and outstanding at June 30, 2021 and March 31, 2021	500	500
Series B Preferred; 4,000,000 shares authorized at June 30, 2021 and March 31, 2021; 1,131,669 shares
issued and outstanding at June 30, 2021 and March 31, 2021	1,100	1,100
Series C Preferred; 3,000,000 shares authorized at June 30, 2021 and March 31, 2021; 2,318,012 shares
issued and outstanding at June 30, 2021 and March 31, 2021	2,300	2,300
Series D Preferred; 2,000,000 shares authorized at June 30, 2021 and March 31, 2021; no shares and 402,149
shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	-	400
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2021 and March 31, 2021; 191,632,008
and 180,751,234 shares issued at June 30, 2021 and March 31, 2021, respectively	191,600	180,800
Additional paid-in capital	316,975,600	315,603,100
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2021 and March 31, 2021	(3,968,100)	(3,968,100)
Accumulated deficit	(227,586,200)	(219,841,600)
Total stockholders’ equity	85,616,800	91,978,500
Total liabilities and stockholders’ equity	$103,907,200	$108,281,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in dollars, except share amounts)

	Three Months Ended June 30,
	2021	2020
Sublicense revenue	$354,100	$-
Total revenues	354,100	-
Operating expenses:
Research and development	5,603,600	1,731,200
General and administrative	2,496,700	1,390,600
Total operating expenses	8,100,300	3,121,800
Loss from operations	(7,746,200)	(3,121,800)
Other income (expenses), net:
Interest income (expense), net	5,100	(3,200)
Other income	-	600
Loss before income taxes	(7,741,100)	(3,124,400)
Income taxes	(3,400)	(2,400)
Net loss and comprehensive loss	(7,744,500)	(3,126,800)

Accrued dividends on Series B Preferred stock	(361,800)	(335,800)

Net loss attributable to common stockholders	$(8,106,300)	$(3,462,600)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.04)	$(0.07)

Weighted average shares used in computing
basic and diluted net loss attributable to common
stockholders per common share	189,924,158	51,321,355

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,744,500)	$(3,126,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,500	25,400
Stock-based compensation	590,400	674,600
Expense related to write-off of deferred offering costs	232,100	-
Changes in operating assets and liabilities:
Receivable from collaboration partner	(3,400)	-
Prepaid expenses and other current assets	(1,036,300)	39,200
Right of use asset - operating lease	94,300	87,500
Operating lease liability	(84,500)	(72,200)
Deferred sublicense revenue, net of deferred contract acquisition costs	(320,800)	-
Accounts payable and accrued expenses	2,065,300	(434,400)
Net cash used in operating activities	(6,172,900)	(2,806,700)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(149,900)	-
Net cash used in investing activities	(149,900)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including option exercises	44,500	62,600
Net proceeds from exercise of warrants	1,109,700	-
Payments related to registration of shares underlying At the Market (ATM) facility and
outstanding warrants	(161,900)	(29,400)
Net proceeds from sale of common stock under equity line	-	2,790,600
Proceeds from issuance of note under Payroll Protection Plan	-	224,400
Repayment of capital lease obligations	(900)	(800)
Repayment of notes payable	-	(49,900)
Net cash provided by financing activities	991,400	2,997,500
Net increase (decrease) in cash and cash equivalents	(5,331,400)	190,800
Cash and cash equivalents at beginning of period	103,108,300	1,355,100
Cash and cash equivalents at end of period	$97,776,900	$1,545,900

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$-	$322,200
Accrued dividends on Series B Preferred	$361,800	$335,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants
for cash in private placement	-	-	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for warrant shares	-	-	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	55,937,472	$55,900	$203,330,700	$(3,968,100)	$(205,034,200)	$(5,611,700)

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,700)	$91,978,400
														-
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900

Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,500)	(7,744,500)
Balances at June 30, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	-	$-	191,632,008	$191,600	$316,975,600	$(3,968,100)	$(227,586,200)	$85,616,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray, PH10 Nasal Spray and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications. PH94B Nasal Spray (PH94B) is being developed for multiple anxiety disorders. We recently initiated our PH94B Phase 3 development program, which we refer to as the PALISADE Phase 3 Program, with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). We are also preparing to initiate the additional studies we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in that indication should the PALISADE Phase 3 Program be successful. In addition to the PALISADE Phase 3 Program, we are preparing for exploratory Phase 2A clinical studies of PH94B in adults experiencing several other anxiety disorders. PH10 Nasal Spray (PH10) is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. Based on the positive results demonstrated in that study, we are now preparing for planned Phase 2B clinical development of PH10 in MDD. We are preparing to initiate Phase 1B clinical development of AV-101 in combination with probenecid to further assess its potential in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for the acute treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset mechanism of action (MOA) is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10 is administered at microgram-level doses as an odorless nasal spray. PH10 engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 is designed to engage peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn is believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. We believe PH10 has potential to be a new stand-alone treatment for MDD and several other depression disorders.

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem), is our wholly-owned subsidiary. Our Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Quarterly Report or Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2021 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2022, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2021 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 29, 2021 (Form 10-K).

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $227.6 million accumulated from inception (May 1998) through June 30, 2021. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101, execute our drug rescue programs and pursue potential drug development and regenerative medicine opportunities.

Since our inception in May 1998 through June 30, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $199.0 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63.0 million shares of our common stock at a public offering price of $0.92 per share and 2.0 million shares of a newly issued series of convertible preferred stock (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred Stock were convertible into 46.0 million shares of common stock, all of which had been converted by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million. During the quarter ended June 30, 2021, holders of outstanding warrants to purchase an aggregate of 1,516,768 shares of our common stock exercised such warrants and we received cash proceeds of approximately $1.0 million.  Refer to Note 12, Subsequent Events, for disclosure regarding additional warrant exercises since June 30, 2021.

In August 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12.5 million. Under the terms of an overallotment option we granted, the underwriter exercised such option with respect to 2,243,250 shares of common stock, resulting in additional gross proceeds to us of approximately $1.8 million. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the AffaMed Agreement) pursuant to which we received an upfront license payment of $5.0 million in August 2020. The upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the consummation of the AffaMed Agreement.

Liquidity and Capital Resources

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As disclosed above, we have received an additional $1.1 million in cash proceeds from the exercise of outstanding warrants during the quarter ended June 30, 2021. At June 30, 2021, we had cash and cash equivalents of approximately $97.8 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue our PH94B PALISADE Phase 3 Program with the furtherance of PALISADE-1 and the initiation of multiple additional clinical and nonclinical studies in our PALISADE Phase 3 Program for development and commercialization of PH94B as an acute treatment of anxiety in adult patients with SAD, (ii) prepare for and initiate multiple small exploratory Phase 2A studies of PH94B in additional anxiety disorders, (iii) prepare for and initiate a Phase 2B clinical study of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B clinical study of AV-101 in combination with probenecid to enable assessment of its potential in multiple neurological disorders, and (v) conduct nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for more than the next twelve months following the issuance of these financial statements, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time.

As described more completely in Note 8, Capital Stock, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent.

While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the ATM with Jefferies, we do not have an obligation to do so.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide funding for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs and our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

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

Revenue Recognition

We generate revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants. Until such time as we commence commercial sales of any of our product candidates following successful development, clinical and regulatory approval, we expect that our primary source of revenue beginning from the quarter ended September 30, 2020 will be from the AffaMed Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. We also have the Bayer Agreement, pursuant to which we recorded sublicense revenue in the third quarter of our fiscal year ended March 31, 2017, as a potential revenue generating arrangement.

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

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At June 30, 2021, we have recorded deferred revenue of $3,556,400. The following table presents changes in our contract liabilities for the three months ended June 30, 2021:

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	June 30, 2021
Deferred Revenue - current portion	$1,420,200	$-	$-	$1,420,200
Deferred Revenue - non-current portion	2,490,300	-	(354,100)	2,136,200
Total	$3,915,500	$-	$(354,100)	$3,556,400

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three months ended June 30, 2021, we recognized $354,100 as revenue related to the AffaMed Agreement, compared to none for the three months ended June 30, 2020.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense has been included in general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss. In the three months ended June 30, 2021, we amortized $33,300 to general and administrative expense in recognition of the services performed under the arrangement. We amortized no expense for the quarter ended June 30, 2020. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the three months ended June 30, 2021.

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	June 30, 2021
Deferred Contract Acquisition Costs - current portion	$133,500	$-	$-	$133,500
Deferred Contract Acquisition Costs - non-current portion	234,100		(33,300)	200,800
Total	$367,600	$-	$(33,300)	$334,300

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10, AV-101, and other research and development costs, and costs related to the application and prosecution of patents related to those product candidates and, to a lesser extent, our stem cell technology platform. All such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to contract research and development organizations, clinical sites, investigators and other professional service providers. We analyze the progress of clinical trials, including levels of subject enrollment, invoices received and contracted costs, when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known. Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses, as was the case with our acquisition of the exclusive worldwide licenses for PH94B and PH10 from Pherin during our fiscal year ended March 31, 2019.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees, independent directors and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees or others nor do we have any awards with market or performance conditions. Non-cash expense attributable to compensatory grants of shares of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or amortized ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,
	2021	2020

Research and development expense	$240,800	$226,600

General and administrative expense	349,600	448,000

Total stock-based compensation expense	$590,400	$674,600

Expense amounts reported above include $2,300 and $2,500 in research and development expense for the three months ended June 30, 2021 and 2020, respectively, and $2,700 and $1,500 in general and administrative expense for the three months ended June 30, 2021 and 2020, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

During the three months ended June 30, 2021, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 575,000 shares of our common stock at exercise prices at or above the closing market price of our common stock on the date of grant primarily to newly-hired employees and to a new independent member of our Board. The options to newly hired employees vested 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. We valued the options granted during the three months ended June 30, 2021 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$2.48	$ 2.04 to $ 2.60
Exercise price per share	$2.48	$ 2.04 to $ 2.60
Risk-free interest rate	1.08%	0.98% to 1.12%
Expected term in years	6.08	5.79 to 6.16
Volatility	82.76%	82.64% to 83.48%
Dividend rate	0.0%	0.0%
Shares	575,000

Fair Value per share	$1.74

At June 30, 2021, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 15,071,639 shares of our common stock at a weighted average exercise price of $1.39 per share. At that date, there were also 1,311,279 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

Leases, Right-of-Use Assets and Lease Liabilities

We account for our leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2016-02 – Leases (Topic 842) (ASC 842). We determine whether an arrangement is an operating or financing lease at contract inception. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. In determining the present value of the lease payments, we use the interest rate implicit in the lease when it is readily determinable and we use our estimated incremental borrowing rate based upon information available at the commencement date when the implicit rate is not readily determinable.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At June 30,	At March 31,
	2021	2021

Series A Preferred stock issued and outstanding (1)	750,000	750,000

Series B Preferred stock issued and outstanding (2)	1,131,669	1,131,669

Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012

Series D Preferred stock issued and outstanding (4)	-	9,249,427

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	15,071,639	14,638,088

Outstanding warrants to purchase common stock	15,139,881	19,362,532

Total	34,411,201	47,449,728

__________

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

(3)	Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

(4)	Based on exchanges under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, effective December 21, 2020.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. We carried no assets or liabilities that are measured on a recurring basis at fair value at June 30, 2021 or March 31, 2021.

Recent Accounting Pronouncements

We believe the following recent accounting pronouncement is of significance or potential significance to the Company.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity.

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

Note 4.  Receivable from Collaboration Partner

These amounts reflect payment we make from time to time to a contract manufacturing organization for certain drug substance manufacturing services on behalf of our collaboration partner. Our collaboration partner reimbursed us for the outstanding payment at June 30, 2021 in July 2021 and for the outstanding payment at March 31, 2021 in May 2021.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	June 30,	March 31,
	2021	2021

Clinical and nonclinical materials and contract services	$1,332,800	$686,900
Insurance	503,000	121,800
All other	35,600	26,400

	$1,871,400	$835,100

Note 6.  Property and Equipment

Property and equipment is composed of the following:

	June 30,	March 31,
	2021	2021

Laboratory equipment	$1,007,000	$1,003,800
Tenant improvements	214,400	214,400
Office furniture and equipment	92,100	92,100
Manufacturing equipment	211,200	211,200
Construction in progress	146,700	-
	1,671,400	1,521,500

Accumulated depreciation and amortization	(1,188,600)	(1,154,100)

Property and equipment, net	$482,800	$367,400

We recorded depreciation and amortization expense of $34,500 and $25,400 for the three-month periods ended June 30, 2021 and 2020, respectively. The amount reported above as construction in progress at June 30, 2021 reflects the cost of certain laboratory analytical equipment acquired in connection with the development and manufacture of PH94B drug product. The equipment has not yet been fully validated or placed in service at June 30, 2021. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	June 30,	March 31,
	2021	2021

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(13,100)	(12,400)

Net book value of office equipment subject to
financing lease	$1,600	$2,300

Note 7.  Accrued Expenses

Accrued expenses are composed of the following:

	June 30,	March 31,
	2021	2021

Accrued expenses for clinical and nonclinical
materials, development and contract services	$1,185,300	$1,449,400
Accrued compensation	750,000	-
Accrued professional services	194,000	85,500
All other	20,700	27,800

	$2,150,000	$1,562,700

Note 8.  Capital Stock

Common Stock Purchase Agreement with Lincoln Park Capital Fund

In March 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to Lincoln Park under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to Lincoln Park under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020, which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, was a component of deferred offering costs attributable to this offering, which costs were amortized ratably to additional paid-in capital as we sold shares of our common stock to Lincoln Park under the LPC Agreement. Subsequent to the Commencement Date and through July 2020, we sold an additional 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate gross cash proceeds of $2,891,200. We sold no shares of our common stock under the LPC Agreement after July 2020 and through June 2021, when we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs associated with the LPC Agreement. The expense is reflected as a noncash component of our general and administrative expenses for the quarter ended June 30, 2021 in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Conversion of Series D Preferred Stock

As described in Note 2, Basis of Presentation, in connection with the December 2020 Public Offering, we issued an aggregate of 2.0 million shares of Series D Preferred which shares were convertible into an aggregate of 46.0 million shares of common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding. During April 2021, the remaining investors in the December 2020 Public Offering converted their outstanding shares of Series D Preferred into an aggregate of 9,249,427 shares of common stock. As a result, there are no shares of Series D Preferred outstanding.

ATM Agreement

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million (the Shares) through Jefferies as our sales agent. Under the Sales Agreement, if and when we direct, Jefferies may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including block transactions, sales made directly on the Nasdaq Capital Market or any other trading market for our common stock. In addition, under the Sales Agreement, Jefferies may sell the Shares in negotiated transactions with our consent. Under certain circumstances, we may instruct Jefferies not to sell the Shares if the sales cannot be effected at or above the price we designate from time to time.

We will pay Jefferies a commission equal to three percent (3.0%) of the aggregate gross proceeds from each sale of the Shares that we direct and that are sold through Jefferies under the Sales Agreement, if any. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Any Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the S-3 Shelf Registration Statement filed with the SEC on March 15, 2021 and declared effective on March 26, 2021.

Exercise and Expiration of Warrants

During the quarter ended June 30, 2021, holders of outstanding warrants exercised such warrants to purchase an aggregate of 1,516,768 shares of our common stock and we received cash proceeds of approximately $1,109,700. On May 16, 2021, outstanding warrants to purchase 2,705,883 shares of our common stock at an exercise price of $5.30 per share expired unexercised. There were no warrant exercises during the quarter ended June 30, 2020.

Stock Option Exercises and ESPP Purchases

During the quarter ended June 30, 2021, holders of outstanding stock options exercised options to purchase an aggregate of 141,449 shares of our common stock and we received cash proceeds of $12,900. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 98,328 shares of our common stock pursuant to the exercises. There were no option exercises during the quarter ended June 30, 2020. On June 30, 2021, our 2019 ESPP completed a purchase period pursuant to which we issued 16,251 shares of common stock and received proceeds of $31,600. On June 30, 2020, our 2019 ESPP completed a purchase period pursuant to which we issued 28,125 shares of common stock and received proceeds of $12,600.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of June 30, 2021. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at June 30, 2021 is $1.25 per share.

		Warrants Outstanding
Exercise		and Exercisable at
Price	Expiration	June 30,
per Share	Date	2021

$0.50	2/28/2022 to 3/31/2024	4,252,514
$0.73	7/25/2025	1,055,475
$0.805	12/31/2022	80,431
$1.50	12/13/2022	8,165,530
$1.82	3/7/2023	1,388,931
$3.51	12/31/2021	50,000
$7.00	3/3/2023	147,000

		15,139,881

At June 30, 2021, the shares of common stock underlying all of the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. Additionally, no outstanding warrant is subject to any down round anti-dilution protection features and all of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share. Approximately 3.2 million of the warrants indicated as exercisable at $0.50 per share were the subject of a modification in December 2019 to reduce the exercise price to $0.50 per share for a period of two years. If such warrants are not exercised prior to December 4, 2021, the exercise price will revert to pre-modification exercise prices ranging from $1.50 per share to $2.24 per share.

Note 9.  Related Party Transactions

Consulting Agreement

During the quarter ended June 30, 2020, we engaged a consulting firm headed by one of the then-independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $15,000 for the quarter ended June 30, 2020. In May 2021, that Board member ceased to be independent upon acceptance of a position as our Chief Commercial Officer while remaining a member of our Board. We had not engaged in business with the related consulting firm in the current fiscal year prior to the acceptance of employment. We recorded accounts payable and accrued expenses to the consulting firm of $15,000 at June 30, 2020 and no amounts payable at March 31, 2021 or June 30, 2021 related to the subject projects and services.

Note 10.  Commitments and Contingencies

Operating Leases

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Consistent with the guidance in ASC 842, beginning April 1, 2019, we recorded this lease in our Condensed Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease was reasonably probable at the time we adopted ASC 842. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet:

	As of June 30, 2021	As of March 31, 2021
Assets
Right of use asset – operating lease	$3,125,300	$3,219,600

Liabilities
Current operating lease obligation	$378,400	$364,800
Non-current operating lease obligation	3,252,700	3,350,800
Total operating lease liability	$3,631,100	$3,715,600

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021	June 30, 2020
Operating lease cost	$235,700	$212,800

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2022 (remaining nine months)	$505,100
2023	726,000
2024	766,000
2025	789,000
2026	812,700
Thereafter	1,118,700
Total lease expense	4,717,500
Less imputed interest	(1,086,400)
Present value of operating lease liabilities	$3,631,100

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of June 30, 2021
Assumed remaining lease term in years	6.08
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$225,900	$197,500

During the three months ended June 30, 2021, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,600 and $3,500 for the three months ended June 30, 2021 and 2020, respectively, attributable to this lease.

Note 11.  Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight

On June 24, 2020, we entered into a license and collaboration agreement (the EverInsight Agreement) with EverInsight Therapeutics Inc. Subsequent to entering into the EverInsight Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight and the EverInsight Agreement as AffaMed and the AffaMed Agreement, respectively. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the U.S. and throughout the rest of the world.

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. AffaMed has the option to participate in the global Phase 3 clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

Under the terms of the AffaMed Agreement, AffaMed agreed to pay us a non-refundable upfront license payment of $5.0 million within 30 business days of the effective date of the AffaMed Agreement, and AffaMed paid the $5.0 million in August 2020. Additionally, upon successful development and commercialization of PH94B in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

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

During the three months ended June 30, 2021 and 2020, we recognized $354,100 and $0, respectively, as sublicense revenue under the AffaMed Agreement. At June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,556,400 which will be recognized as revenue as the services are completed. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Changes to these estimates are recorded on a cumulative catch-up basis. We currently estimate that we will complete our performance obligations at the end of calendar 2023.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Exercise of Warrants

From July 1, 2021 through the date of this Report, holders of outstanding warrants have exercised such warrants to purchase an aggregate of 1,330,931 shares of our common stock and we have received cash proceeds of approximately $923,000.

Grant of Options from 2019 Plan

From July 1, 2021 through the date of this Report, we have granted options to purchase 400,000 shares of our common stock under the terms of our 2019 Plan to newly-hired employees and to two newly-appointed independent directors on our Board. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and the employee grants vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter and the director grants vest ratably monthly over a period of one year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (Board) and stockholders.

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

Business Overview

We are a biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray, PH10 Nasal Spray and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications. PH94B Nasal Spray (PH94B) is being developed for multiple anxiety disorders. We recently initiated our PH94B Phase 3 development program, which we refer to as the PALISADE Phase 3 Program, with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). We are also preparing to initiate the additional studies we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in that indication should the PALISADE Phase 3 Program be successful. In addition to the PALISADE Phase 3 Program, we are preparing for exploratory Phase 2A clinical studies of PH94B in adults experiencing several other anxiety disorders. PH10 Nasal Spray (PH10) is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. Based on the positive results demonstrated in that study, we are now preparing for planned Phase 2B clinical development of PH10 in MDD. We are preparing to initiate Phase 1B clinical development of AV-101 in combination with probenecid to further assess its potential in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for the acute treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset mechanism of action (MOA) is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10 is administered at microgram-level doses as an odorless nasal spray. PH10 engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 is designed to engage peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn is believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. We believe PH10 has potential to be a new stand-alone treatment for MDD and several other depression disorders.

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on June 29, 2021, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

Although we entered into the AffaMed Agreement in June 2020 and the Bayer Agreement in December 2016, we have not yet achieved recurring revenue-generating status in amounts from any of our product candidates or technologies sufficient to sustain our operations and enable our strategic business plans. Since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, PH94B and PH10, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidate for neuropsychiatry indications. For example, with respect to PH94B, we recently initiated our PALISADE Phase 3 Program for the acute treatment of anxiety in adults with SAD. In addition, we have devoted substantial resources to advance initiatives related to research, development and contract manufacturing of our oral prodrug candidate, AV-101, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as several preclinical studies and clinical studies focused on potential commercialization of AV-101 in several CNS indications. For example, our current focus on AV-101 is in combination with probenecid which may provide the potential for a new oral treatment alternative for certain CNS indications involving the NMDAR. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue-related initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. At June 30, 2021, we had an accumulated deficit of approximately $227.6 million. Our net loss for the three months ended June 30, 2021 and 2020 was approximately $7.7 million and $3.1 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further research, development and commercialization activities related to PH94B, PH10 and AV-101.

Summary of the Three Months Ended June 30, 2021

In December 2020, we completed a $100 million underwritten public offering (the December 2020 Public Offering) of our securities, from which, after deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million. Combined with financing and development and commercialization partnering transactions completed earlier in our fiscal year ended March 31, 2021 (Fiscal 2021) , aggregating an additional approximately $25 million, our cash position has permitted us to advance and accelerate an important stream of potential catalysts across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD) and, if Phase 3 development is successful, potential submission of a PH94B New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and potential U.S. market approval of PH94B for that indication.

From an operational perspective, during the fourth quarter of Fiscal 2021 through the quarter ended June 30, 2021, we have continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) Phase 2B development of PH10 as a potential stand-alone treatment of MDD and (iii) Phase 1B development of AV-101 in combination with probenecid as a potential treatment for multiple CNS indications. Notably, in May 2021, we initiated our PALISADE Phase 3 Program for PH94B with the commencement of PALISADE-1, our U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with SAD. PALISADE-1 is being conducted across 15 sites in the U.S., with a target of approximately 208 randomized subjects. Dr. Michael Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is serving as Principal Investigator of the trial. Topline results from PALISADE-1 are anticipated in mid-2022. We are actively continuing preparations for additional clinical trials of PH94B and PH10 that we plan to commence later in calendar 2021 and during the first half of calendar 2022. Additionally, we continue to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our CNS product candidates in the U.S. and foreign markets.

To advance these initiatives, during calendar 2021, we have significantly expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including biostatistics and clinical analytics, chemistry, manufacturing and controls (CMC) and quality assurance, clinical operations, commercial operations, contracts and corporate affairs, development operations, human resources, investor and public relations, regulatory affairs and translational medicine. Between April 2021 and July 2021, we filled vacancies on our Board created, in part by the departure of two of our long-term Board members, by appointing three new independent members to our Board. We believe these appointments increase our Board’s diversity and expand its expertise in multiple areas, including among others, communications, drug development, regulatory affairs, product commercialization and marketing.

Throughout Fiscal 2021 and through the date of this Report, strains of SARS-CoV-2, commonly referred to as COVID-19, have spread to many countries in the world and the outbreak was declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services also declared a public health emergency in the U.S. in response to the outbreak. Although operations at our headquarters in South San Francisco were significantly curtailed during Fiscal 2021 and throughout the quarter ended June 30, 2021, our employees have generally worked efficiently and productively while remotely-located and working from home since the beginning of the COVID-19 pandemic. However, from time to time during the COVID-19 pandemic, the efficiency and productivity of certain of our contract research and development organizations (CROs) and contract manufacturing organizations (CMOs) has been and still may be impacted by shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

From a financial perspective, between December 2020 and June 30, 2021, holders of outstanding warrants to purchase an aggregate of 7,913,070 shares of our common stock exercised such warrants and we received cash proceeds of approximately $6,034,600, including exercises of 1,516,768 shares for cash proceeds of $1,109,700 during the quarter ended June 30, 2021. Refer to Note 12, Subsequent Events, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report for disclosure regarding additional warrant exercises since June 30, 2021. Additionally, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings, including under the ATM with Jefferies, from time to time. Further, we were added to the Russell 2000® Index at the conclusion of the 2021 Russell Indexes annual reconstitution at the end of June 2021. The Russell 2000® Index is one of the most cited performance benchmarks for small-cap companies and is widely used by investment managers and institutional investors as the basis for index funds and as a benchmark for active investment strategies. We believe our inclusion in the Russell 2000® Index has increased and will continue to increase overall awareness and exposure of the Company by introducing us to a wider investor audience.

As a matter of course, we continue to minimize, to the greatest extent possible, cash commitments and expenditures for both internal and external research and development and general and administrative services. To further advance the nonclinical and clinical development of PH94B, PH10 and AV-101, as well as support our operating activities, we continue to carefully manage our routine internal operating costs and our external costs, including regulatory consulting, contract research and development, investor relations and corporate development, legal, acquisition and protection of intellectual property, public company compliance and other professional services.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020 (amounts in thousands).

	Three Months Ended June 30,
	2021	2020

Sublicense revenue	$354	$-
Operating expenses:
Research and development	5,604	1,731
General and administrative	2,496	1,391
Total operating expenses	8,100	3,122

Loss from operations	(7,746)	(3,122)

Interest income (expense), net	5	(3)
Other income	-	1

Loss before income taxes	(7,741)	(3,124)
Income taxes	(3)	(3)

Net loss	(7,744)	(3,127)
Accrued dividends on Series B Preferred Stock	(362)	(336)
Net loss attributable to common stockholders	$(8,106)	$(3,463)

Revenue

We recognized $354,100 in sublicense revenue pursuant to the AffaMed Agreement in the quarter ended June 30, 2021, compared to none in the quarter ended June 30, 2020.  As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report (Note 11), on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to continue to recognize revenue pursuant to this payment in future periods during our current fiscal year and thereafter, as described in Note 11. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the 2016 Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by $3.9 million, from $1.7 million to $5.6 million for the quarters ended June 30, 2020 and 2021, respectively. Expenses related to the commencement of our PALISADE Phase 3 Program for PH94B with the initiation of PALISADE-1, as well as nonclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for increased expenses of approximately $2.7 million during the quarter ended June 30, 2021 in relation to the comparable quarter in the prior year. Salaries and benefits expense for the quarter ended June 30, 2021 increased by approximately $1.0 million versus the comparable prior-year quarter primarily due to the hiring of senior management personnel and an accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during the 2021 calendar year. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $267,000 and $249,000 for the quarters ended June 30, 2021 and 2020, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2021	2020

Salaries and benefits	$1,307	$348
Stock-based compensation	241	227
Consulting and other professional services	135	93
Technology licenses and royalties	146	108
Project-related research, licenses and supplies:
AV-101 expenses	160	165
PH94B and PH10 development expenses	3,439	635
Stem cell and all other	-	5
	3,599	805
Rent	153	138
Depreciation	20	12
All other	3	-

Total Research and Development Expense	$5,604	$1,731

The increase in salaries and benefits expense for the quarter ended June 30, 2021 primarily reflects the addition of two senior vice president-level and four vice-president level management positions across multiple functional areas, including biostatistics and clinical analytics, clinical operations, development operations, chemistry, manufacturing and controls, regulatory affairs and translational medicine, as well as other senior R&D personnel during the period from December 2020 through June 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and legacy members of our scientific staff, as well as the accrual of approximately $426,000 for estimated additional compensation expense for R&D officers and employees pursuant to achievement of calendar year 2021 corporate operational objectives.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our legacy scientific staff and certain clinical and scientific consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 have become fully vested and amortized prior to the quarter ended June 30, 2021. Grants awarded after June 30, 2020, including those granted to new employees, account for approximately $160,900 of expense in the quarter ended June 30, 2021, offset by the expense reduction of approximately $104,800 attributable to certain options granted between June 2016 and October 2018 that became fully vested and amortized prior to the quarter ended June 30, 2021. Additionally, expense related to options granted in April 2020 through June 2020 as 25% vested at grant was reduced by $39,800 in the quarter ended June 30, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, including by members of our CNS Clinical and Regulatory Advisory Board, especially in support of our PH94B and PH10 development initiatives. Current year expense includes nominal contract recruiting services for certain R&D employee and consultant positions. Prior year expense included the final development support payment to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements.

Technology license and royalties expense reflects primarily legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not necessarily occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Current year expense also includes the cost of nonclinical studies related to the effect of AV-101 on transporter mechanisms.

PH94B and PH10 project expenses for the quarters ended June 30, 2021 and 2020 primarily reflect development, manufacturing and regulatory initiatives necessary to advance and facilitate the PALISADE Phase 3 Program and, in the current year, the initiation of PALISADE-1 and Phase 2B development of PH10 for MDD. In addition to initiating PALISADE-1, as part of the PALISADE Phase 3 Program we are actively taking steps to launch other clinical and nonclinical studies for PH94B in SAD and other anxiety disorders. Manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 in the each of the periods presented.

Stem cell related expenses reflect costs associated with potential drug rescue applications of our stem cell technology. These expenses have historically been incurred by our in-house scientific personnel. As a result of shelter-in-place and remote working requirements related to the ongoing COVID-19 pandemic, such expenses were reduced to an insignificant level in the quarter ended June 30, 2020.  During the quarter ended June 30, 2021, internal scientific personnel primarily supported PH94B-related research and development initiatives, and that is expected to continue in future periods.

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

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $1.1 million to approximately $2.5 million for the quarter ended June 30, 2021, compared to approximately $1.4 million for the quarter ended June 30, 2020. Salaries and benefits expense for the quarter ended June 30, 2021 increased by approximately $0.6 million versus the comparable prior-year quarter primarily due to the hiring of senior management personnel, including our Chief Commercial Officer and Vice President, Investor Relations, as well as senior personnel in contracts, corporate affairs and human resources, and an accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during the 2021 calendar year. Further, we incurred approximately $102,000 of consulting expenses in connection with various customary pre-commercialization market research studies and analyses. Additionally, we expensed, as a noncash charge, $232,000 of deferred offering costs attributable to a previous financing arrangement that we terminated in June 2021. Noncash general and administrative expense, approximately $632,000 in the quarter ended June 30, 2021, increased from approximately $466,000 in the quarter ended June 30, 2020, primarily due to the noncash write-off of the deferred offering costs offset by a modest decrease in current year stock-based compensation. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2021	2020

Salaries and benefits	$951	$348
Stock-based compensation	350	448
Board fees and other consulting services	81	46
Legal, accounting and other professional fees	328	195
Investor and public relations	136	112
Pre-launch marketing studies and analyses	102	-
Insurance	122	102
Travel expenses	1	4
Sublicense contract amortized acquisition expense	33	-
Rent and utilities	117	90
Write off of deferred offering costs	232	-
All other expenses	43	46

	$2,496	$1,391

The increase in salaries and benefits expense for the quarter ended June 30, 2021 primarily results from the addition of our Chief Commercial Officer in May 2021 and our Vice President, Investor Relations and two other senior administrative employees during the quarter ended March 31, 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff, as well as the accrual of approximately $324,000 for estimated additional compensation expense for certain executive officers and administrative employees pursuant to achievement of calendar year 2021 corporate operational objectives.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 have become fully vested and amortized prior to the quarter ended June 30, 2021. Grants awarded after June 30, 2020, including those granted to new employees, account for approximately $184,100 of expense in the quarter ended June 30, 2021, offset by the expense reduction of approximately $193,700 attributable to certain options granted between June 2016 and January 2019 that became fully vested and amortized prior to the quarter ended June 30, 2021. Additionally, expense related to options granted in January 2020 through June 2020 as 25% vested was reduced by $86,200 in the quarter ended June 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of the current fiscal year, increasing payments to reflect current market conditions, and, as noted previously, added one new independent Board member during the quarter ended June 30, 2021 and two additional independent members during July 2021.

Legal, accounting and other professional fees for both periods include expenses related to routine legal services as well as accounting services related to the quarterly review of our current year financial statements. Expense for the quarter ended June 30, 2021 also includes the cost of certain outsourced financial and accounting services and implementation of new accounting software as well as an expanded service level from our information technology service provider.

Investor and public relations expense in both periods include the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives. In both periods, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During the quarter ended June 30, 2021, we incurred expenses for a number of customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors’ and officers’ liability insurance upon renewal of our policy in May 2021.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during both periods presented, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, have generally occurred remotely without requiring in-person business travel by our executives.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. During the quarter ended June 30, 2021, we amortized $33,300 of contract acquisition costs.

As described more completely in Note 8, Capital Stock, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report, in June 2021, we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Expenses

Interest income, net totaled $5,100 for the quarter ended June 30, 2021, compared to interest expense, net of $3,200 for the quarter ended June 30, 2020. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2021	2020

Interest income	$5	$-
Interest expense on financing lease, insurance premium financing notes
and Payroll Protection Program loan (2020)	-	(3)

Interest income (expense), net	$5	$(3)

For the quarter ended June 30, 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. We did not hold any cash balances in interest-bearing accounts during the quarter ended June 30, 2020. Interest expense for the quarter ended June 30, 2020 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and to interest accrued on the Payroll Protection Program loan we received in April 2020. Following the closing of the December 2020 Public Offering, in December 2020, we voluntarily repaid in full the principal and accrued interest on the Payroll Protection Program loan. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized $361,800 and $335,800 for the quarters ended June 30, 2021 and 2020, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss included in Part I of this Report. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $199.0 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

As described more completely above and in Note 8, Capital Stock, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report (Note 8), in December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock at a public offering price of $0.92 per share and 2,000,000 shares of a newly issued series of convertible preferred stock (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred Stock were convertible into 46.0 million shares of common stock, all of which had been converted by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

Between December 2020 and June 30, 2021, holders of outstanding warrants to purchase an aggregate of 7,913,070 shares of our common stock exercised such warrants and we received cash proceeds of approximately $6.0 million, including exercises of 1,516,768 shares for cash proceeds of approximately $1.1 million during the quarter ended June 30, 2021. Refer to Note 12, Subsequent Events, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report for disclosure regarding additional warrant exercises since June 30, 2021.

In August 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12.5 million. Under the terms of an overallotment option we granted, the underwriter exercised such option with respect to 2,243,250 shares of common stock, resulting in additional gross proceeds to us of approximately $1.8 million. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $12.9 million.

As more completely described in Note 11, Sublicensing and Collaboration Agreements, to the accompanying Condensed Consolidated Financial Statements included in Part I of this Report, in June 2020, we entered into the AffaMed Agreement, a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders, pursuant to which we received a non-refundable upfront license payment of $5.0 million in August 2020. The upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the consummation of the AffaMed Agreement.

Liquidity and Capital Resources

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As also noted above, we have received an additional $1.1 million in cash proceeds from the exercise of outstanding warrants during the quarter ended June 30, 2021. At June 30, 2021, we had cash and cash equivalents of approximately $97.8 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue our PALISADE Phase 3 Program with the furtherance of PALISADE-1 and the initiation of multiple additional clinical and nonclinical studies in our PALISADE Phase 3 Program focused on development and potential commercialization of PH94B as an acute treatment of anxiety in adult patients with SAD, (ii) prepare for and initiate multiple small exploratory Phase 2A clinical studies of PH94B in additional anxiety disorders, (iii) prepare for and initiate a Phase 2B clinical study of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B clinical study of AV-101 in combination with probenecid to enable assessment of its potential in multiple CNS disorders, and (v) conduct nonclinical studies involving PH94B, PH10 and AV-101.

Although we believe our current cash position is sufficient to fund our planned operations for more than the next twelve months following the issuance of these financial statements, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time.

As described more completely in Note 8, Capital Stock, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent.

While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the ATM with Jefferies, we do not have an obligation to do so.

In addition to the potential sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide funding, including non-dilutive funding, for development of one or more of our CNS product candidate programs. We may also seek additional government grant awards or agreements similar to our prior agreement with the U.S. National Institutes of Health (NIH), Baylor University and the U.S. Department of Veterans Affairs in connection with certain government-sponsored studies of AV-101. Such strategic collaborations may provide non-dilutive resources to advance our strategic initiatives while reducing a portion of our future cash outlays and working capital requirements. We may also pursue intellectual property arrangements similar to the AffaMed Agreement with other parties. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development of our product candidates, as well as new government grant awards and/or agreements, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs and our clinical and nonclinical programs. We do not anticipate making significant investments in manufacturing or other capital equipment.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or government or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(6,173)	$(2,807)
Net cash used in investing activities	(150)	-
Net cash provided by financing activities	992	2,998

Net increase (decrease) in cash and cash equivalents	(5,331)	191
Cash and cash equivalents at beginning of period	103,108	1,355

Cash and cash equivalents at end of period	$97,777	$1,546

As described previously, the combination of the net proceeds we received from the December 2020 Public Offering and the August 2020 Public Offering have provided sufficint funds for us to significantly advance and accelerate an important stream of initiatives across our CNS pipeline, including, among others, our PALISADE Phase 3 Program, our PH10 Phase 2B development program and our AV-101 Phase 1B development program. The increase in cash used in operations during the quarter ended June 30, 2021 results from the initiation of our PALISADE Phase 3 Program, including PALISADE-1, as well as preparations for other clinical and nonclinical studies of our product candidates to be initiated later this calendar year and during 2022. Additionally, we have enhanced our internal capabilities with the addition of several senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline. In parallel with our clinical and regulatory initiatives, we are actively engaging in customary and appropriately-timed pre-commercialization analyses, modeling, planning and awareness initiatives. Cash used in investing activities in the current fiscal year reflects primarily the cost of laboratory analytical equipment acquired for use by our CMO in connection with the development and production of PH94B drug product. The equipment has not yet been completely validated or placed in productive service at June 30, 2021. Cash provided by financing activities in the quarter ended June 30, 2021 is primarily the result of warrant exercises, net of expenditures related to the ATM transaction with Jefferies and recorded as deferred offering costs. Cash provided by financing activities in the quarter ended June 30, 2020 primarily reflects the cash proceeds received by us from sales of our common stock pursuant to the LPC Agreement (as defined in Note 8, Capital Stock, in the accompanying Condensed Consolidated Financial Statements in Part I of this Report) and from the Payroll Protection Program loan we received in April 2020, net of insurance premium financing note and financing lease payments. We did not finance insurance premiums for policies renewed in February 2021 or May 2021 as we had in the prior year. We voluntarily repaid the Payroll Protection Program loan and accrued interest in full in December 2020.

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

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (SEC) on June 29, 2021, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Beginning in April 2021, we have begun to address these material weaknesses by retaining additional accounting staff to facilitate appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and by implementing state-of-the-art accounting software to prevent erroneous or unauthorized changes to previous reporting periods and/or adjustments and to provide an adequate auditing trail of entries made in the accounting software.

The Company does not believe that the prior control weaknesses have resulted in any deficient financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) because each of our CEO and CFO is aware of his responsibilities under the SEC's reporting requirements and personally certifies our financial reports.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●

the COVID-19 pandemic has, and may continue to have, an impact on our business, including delays in manufacturing of certain drug substance and drug products and potential delays in recruitment and enrollment in the PALISADE Phase 3 Program and other planned clinical studies of our product candidates;

●

we are a development stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing or commercializing new drug candidates, which makes it difficult to assess our future viability;

●

we depend heavily on the success of our current CNS product candidates PH94B, PH10 and AV-101, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

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

●	other risks and uncertainties, including those described under Risk Factors below.

If we are unable to effectively manage the impact of these and other risks, our ability to operate and execute our business plan would be substantially impaired. In turn, the value of our securities would be materially reduced.

Risk Factors

You should consider carefully the risks and uncertainties described below before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact our business.

Beginning in late-2019, a new strain of coronavirus (COVID-19) spread across the world, and the outbreak has since been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns resulted in significant negative economic impacts on a global basis.

Due to the emergence of variant strains of the COVID-19 virus, we cannot at this time accurately predict the potential effects of the pandemic on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, the spread of variant strains of the COVID-19 virus or another highly transmissible and pathogenic infectious disease may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●

Delayed product development: We have faced, and may continue to face, delays and other disruptions to our ongoing development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the United States and elsewhere, which may impact review and approval timelines for products in development. Although we remain invested in continuing our development programs for our current product candidates, our research and development efforts may be impacted if our employees, our CROs and our CMOs are advised to continue to work remotely as part of social distancing measures. Additionally, social distancing measures, stay-at-home orders and other governmental restrictions designed to combat the COVID-19 pandemic may impair our ability to conduct studies in our PALISADE Phase 3 Program in a timely manner.

●

Negative impacts on our suppliers and employees: COVID-19 has impacted, and variant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if our PALISADE Phase 3 Program, including PALISADE-1, any future nonclinical or clinical study of PH94B, PH10 or AV-101 fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

In addition to PALISADE-1, we will need to complete at least one additional adequate and well-controlled Phase 3 clinical study to assess the efficacy, safety and tolerability of PH94B, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain other clinical studies prior to our submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder or phobia. For PH10, at present, we believe we will need to complete at least one additional Phase 2 clinical study, two pivotal Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the submission of an NDA for regulatory approval. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Many of our potential competitors, alone or with their collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development, obtaining FDA and other regulatory approvals, and the commercialization of investigational product candidates.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen. With respect to PH10 and AV-101 in combination with probenecid for treatment of depression disorders, including MDD, and AV-101 in combination with probenecid for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop new drug candidates and/or medical device technologies for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, and Takeda, as well as any affiliates of the foregoing companies.   Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our investigational product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the License and Collaboration Agreement we entered into with AffaMed Therapeutics (formerly EverInsight Therapeutics) in June 2020 for the development and commercialization of PH94B in Greater China, South Korea and Southeast Asia.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize CNS product candidates with therapeutic and commercial potential. We may fail to pursue additional development opportunities for PH94B, PH10 or AV-101, or identify additional CNS product candidates for development and commercialization for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties such as our collaboration with AffaMed to develop and commercialize PH94B in key Asian markets. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights, different standards of patentability and different availability of prior art in some foreign countries as compared with the U.S.;

●	the existence of additional potentially relevant third-party intellectual property rights;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Our future success is highly dependent upon our ability to successfully develop and commercialize, on our own or with collaborators, any of our current CNS product candidates, acquire or license additional CNS product candidates, and we cannot provide any assurance that we will successfully develop and commercialize PH94B, PH10, or AV-101 or acquire or license additional CNS product candidates, or that, if approved, PH94B, PH10, AV-101 or any other CNS product candidate will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates require substantial technical, financial and human resources, whether or not any additional CNS product candidate is acquired or licensed. We are in the beginning stages of building a sales and marketing infrastructure, including hiring certain executive officers and other employees that have pharmaceutical sales, marketing or distribution experience. In addition, if beneficial, we may seek to collaborate with others to develop and commercialize PH94B, PH10, AV-101, and/or other CNS product candidates, if and when they are acquired and developed, or we may seek to establish those commercial capabilities ourselves.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute PH94B, PH10, AV-101, or other CNS product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $17.9 million and $20.8 million during our fiscal years ended March 31, 2021 and 2020, respectively, and approximately $7.7 million during the quarter ended June 30, 2021. At June 30, 2021, we had an accumulated deficit of approximately $227.6 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expenses, including medical education, sales and marketing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through June 30, 2021, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, the majority of which remains recorded as deferred revenue at June 30, 2021, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our CNS product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both the U.S. and foreign jurisdictions;

●	commercialize our CNS product candidates, if approved, by developing a sales force and/or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our CNS product candidates in the medical community and with third-party payors.

If our PH94B PALISADE Phase 3 Program for the acute treatment of anxiety in adults with SAD is successful, unless we enter into a contractual arrangement for the commercialization of PH94B in the U.S., we expect to incur significant sales and marketing costs as we prepare to commercialize PH94B on our own in the U.S. Even if we initiate and successfully complete the PALISADE Phase 3 Program and similar programs for our other CNS product candidates, and all of our CNS product candidates are approved for commercial sale, and despite expending substantial capital for sales and marketing costs, PH94B and our other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We require additional financing to execute our long-term business plan.

Since our inception, a substantial portion of our resources have been dedicated to research and development of AV-101 and VistaStem’s stem cell technology platform. In particular, (i) for AV-101, we have expended substantial resources on research and development of methods and processes relating to the production of API and drug product, IND-enabling preclinical studies, Phase 1 clinical safety studies, and a Phase 2 clinical study completed in 2019 and (ii) for VistaStem, development of cardiac stem cell technology. In addition, beginning in 2018, we have expended a considerable portion of our resources for research, development, manufacturing and regulatory expenses related to the development and production of PH94B, including costs related to the PALISADE Phase 3 Program, and PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing our CNS product candidates on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At June 30, 2021, we had cash and cash equivalents of approximately $97.8 million. We believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report.

Although we received the $5 million  upfront payment under the AffaMed Agreement in August 2020 and expect to recognize that amount as revenue in future periods, we have no other recurring source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional license arrangements involving our stem cell technology, or (iii) obtain approval from the FDA or other regulatory authorities and successfully commercialize PH94B, on our own or through a future collaboration, or one of our other product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, manufacturing, and regulatory affairs. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Commercial Officer and Senior Vice President – Head of CMC, as well as our other employees, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 24 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceuticals field is intense. We will need to hire additional personnel to expand our administrative, research and development, manufacturing, regulatory and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

As we seek to advance development of our product candidates, we will need to further expand our research and development capabilities and/or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management.

Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research, development and regulatory efforts effectively, and hire, train and integrate additional management, administrative, research and development, regulatory and commercial personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the company.

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

The current political environment in the U.S. has led many incumbents and political candidates to propose various measures to reduce the prices for pharmaceuticals. As a result of the 2020 U.S. presidential  election, it is likely that these proposals will receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the recent conversion of our Series A Preferred, Series B Preferred or Series C Preferred, and shares issued upon the exercise of outstanding options and warrants for common stock which are issuable upon exercise, in the public market, or the perception that these sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of (i) 500,000 shares of Series A Preferred, all of which shares are issued and outstanding as of the date of this Report; (ii) 4.0 million shares of Series B 10% Convertible Preferred stock, of which approximately 1.1 million shares remain issued and outstanding as of the date of this Report; (iii) 3.0 million shares of Series C Convertible Preferred Stock, and (iv) 2.0 million shares of Series D Convertible Preferred stock, of which no shares were issued or outstanding as of the date of this Report. Our Board could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

1.1

Open Market Sale Agreement SM, dated May 14, 2021, by and between VistaGen Therapeutics, Inc. and Jefferies LLC., incorporated by reference from the Company’s Current Report on Form 8-K dated May 14, 2021.

10.1

Indemnification Agreement, dated July 6, 2021, by and between VistaGen Therapeutics, Inc. and Mary L. Rotunno J.D., incorporated by reference from the Company’s Current Report on Form 8-K dated July 8, 2021.

10.2

Indemnification Agreement, dated July 21, 2021, by and between VistaGen Therapeutics, Inc. and Margaret M. FitzPatrick, incorporated by reference from the Company’s Current Report on Form 8-K dated July 22, 2021.

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

101.INS *	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.

Dated: August 12, 2021	/s/ Shawn K. Singh
Shawn K. Singh
Chief Executive Officer (Principal Executive Officer)

/s/ Jerrold D. Dotson
Jerrold D. Dotson
Chief Financial Officer (Principal Financial and Accounting Officer)

