Form 10-Q
period 2021-09-30
VistaGen Therapeutics, Inc.
filed 2021-11-10
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, 199,702,333shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2021	2021
	(unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$93,627,100	$103,108,300
Receivable from collaboration partner	-	40,600
Prepaid expenses and other current assets	2,676,800	835,100
Deferred contract acquisition costs - current portion	133,500	133,500
Total current assets	96,437,400	104,117,500
Property and equipment, net	496,600	367,400
Right of use asset - operating lease	3,029,100	3,219,600
Deferred offering costs	321,600	294,900
Deferred contract acquisition costs - non-current portion	167,200	234,100
Security deposits	47,800	47,800
Total assets	$100,499,700	$108,281,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,659,600	$838,300
Accrued expenses	3,430,100	1,562,700
Deferred revenue - current portion	1,420,200	1,420,200
Operating lease obligation - current portion	401,000	364,800
Financing lease obligation - current portion	1,300	3,000
Total current liabilities	7,912,200	4,189,000

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	7,009,700	6,272,700
Deferred revenue - non-current portion	1,778,200	2,490,300
Operating lease obligation - non-current portion	3,139,900	3,350,800
Total non-current liabilities	11,927,800	12,113,800
Total liabilities	19,840,000	16,302,800

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and March 31, 2021:
Series A Preferred, 500,000 shares authorized, issued and outstanding at September 30, 2021 and March 31, 2021	500	500
Series B Preferred; 4,000,000 shares authorized at September 30, 2021 and March 31, 2021; 1,131,669 shares issued and outstanding at September 30, 2021 and March 31, 2021	1,100	1,100
Series C Preferred; 3,000,000 shares authorized at September 30, 2021 and March 31, 2021; 2,318,012 shares issued and outstanding at September 30, 2021 and March 31, 2021	2,300	2,300
Series D Preferred; 2,000,000 shares authorized at September 30, 2021 and March 31, 2021; no shares and 402,149 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	-	400
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2021 and March 31, 2021; 196,558,785 and 180,751,234 shares issued at September 30, 2021 and March 31, 2021, respectively	196,500	180,800
Additional paid-in capital	324,808,000	315,603,100
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2021 and March 31, 2021	(3,968,100)	(3,968,100)
Accumulated deficit	(240,380,600)	(219,841,600)
Total stockholders’ equity	80,659,700	91,978,500
Total liabilities and stockholders’ equity	$100,499,700	$108,281,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in dollars, except share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Sublicense revenue	$358,000	$334,000	$712,100	$334,000
Total revenues	358,000	334,000	712,100	334,000
Operating expenses:
Research and development	10,066,700	2,358,200	15,670,300	4,089,400
General and administrative	3,090,800	1,269,500	5,587,500	2,660,100
Total operating expenses	13,157,500	3,627,700	21,257,800	6,749,500
Loss from operations	(12,799,500)	(3,293,700)	(20,545,700)	(6,415,500)
Other income (expenses), net:
Interest income (expense), net	5,100	(3,900)	10,200	(7,100)
Other income	-	-	-	600
Loss before income taxes	(12,794,400)	(3,297,600)	(20,535,500)	(6,422,000)
Income taxes	-	(200)	(3,400)	(2,600)
Net loss and comprehensive loss	$(12,794,400)	$(3,297,800)	(20,538,900)	(6,424,600)

Accrued dividends on Series B Preferred stock	(375,200)	(347,200)	(737,000)	(683,000)

Net loss attributable to common stockholders	$(13,169,600)	$(3,645,000)	$(21,275,900)	$(7,107,600)

Basic and diluted net loss attributable to common stockholders per common share	$(0.07)	$(0.05)	$(0.11)	$(0.12)

Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	193,227,841	67,082,935	191,585,026	59,245,209

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,538,900)	$(6,424,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,200	50,900
Stock-based compensation	1,354,900	1,085,500
Amortization of operating lease right of use asset	190,500	176,700
Change in operating liability	(174,700)	(149,700)
Expense related to write-off of deferred offering costs	232,000	-
Changes in operating assets and liabilities:
Receivable from collaboration partner	40,600	-
Prepaid expenses and other current assets	(1,841,700)	91,500
Deferred sublicense revenue, net of deferred contract acquisition costs	(645,200)	4,352,400
Accounts payable and accrued expenses	3,688,800	(985,700)
Net cash used in operating activities	(17,622,500)	(1,803,000)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(200,400)	(98,800)
Net cash used in investing activities	(200,400)	(98,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including option exercises	89,600	12,961,300
Net proceeds from exercise of warrants	4,254,800	84,600
Net proceeds from sale of common stock under At the Market (ATM) facility, including expenses treated as deferred offering costs	3,999,100	-
Net proceeds from sale of common stock under equity line	-	2,841,600
Proceeds from issuance of note under Payroll Protection Plan	-	224,400
Repayment of capital lease obligations	(1,800)	(1,600)
Repayment of notes payable	-	(164,100)
Net cash provided by financing activities	8,341,700	15,946,200
Net increase (decrease) in cash and cash equivalents	(9,481,200)	14,044,400
Cash and cash equivalents at beginning of period	103,108,300	1,355,100
Cash and cash equivalents at end of period	$93,627,100	$15,399,500

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$-	$322,200
Accrued dividends on Series B Preferred	$737,000	$683,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Amounts in Dollars, except share amounts)

											Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants for cash in private placement	-	-	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for warrant shares	-	-	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	500	1,160,240	1,200	2,318,012	2,300	-	-	55,937,472	55,900	203,330,700	(3,968,100)	(205,034,200)	(5,611,700)

Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	228,000	200	113,800	-	-	114,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	100,000	100	49,200	-	-	49,300
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(347,200)	-	-	(347,200)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	410,900	-	-	410,900

Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,297,800)	(3,297,800)

Balances at September 30, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	74,133,722	$74,100	$216,444,600	$(3,968,100)	$(208,332,000)	$4,222,600

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,600)	$91,978,500
														-
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900

Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,600)	(7,744,500)
Balances at June 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	191,632,008	191,600	316,975,600	(3,968,100)	(227,586,200)	85,616,800

Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(375,200)	-	-	(375,200)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	764,500	-	-	764,500
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	3,297,777	3,300	3,141,800	-	-	3,145,100
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	1,502,378	1,500	4,256,300	-	-	4,257,800
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	43,622	-		-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	83,000	100	45,000	-	-	45,100

Net loss for quarter ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(12,794,400)	(12,794,400)

Balances at September 30, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	-	$-	196,558,785	$196,500	$324,808,000	$(3,968,100)	$(240,380,600)	$80,659,700

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a late-stage biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray (PH94B), PH10 Nasal Spray (PH10) and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program long-term safety study is underway, as are advanced preparations for additional small clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD in mid-2023 should our PALISADE Phase 3 Program be successful. With the recent initiation of our mall Phase 2A clinical study in adults experiencing Adjustment Disorder with Anxiety (AjDA), we have launched our exploratory Phase 2A clinical program for PH94B, which is designed to assess its therapeutic potential in anxiety disorders beyond SAD.

PH10 is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. Based on the positive results demonstrated in that study, we are now preparing for planned Phase 2B clinical development of PH10 in MDD.

We are also preparing to initiate Phase 1B clinical development of AV-101 in combination with probenecid to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a first-in-class synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray designed to be administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for AjDA, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset potential mechanism of action (MOA) is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10 is administered at microgram-level doses as an odorless nasal spray. PH10 engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 is designed to engage peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn is believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting, stand-alone treatment for MDD. We believe PH10 also has potential to be developed as a novel treatment for several other depression-related disorders.

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B drug-drug interaction clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2022, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $240.4 million accumulated from inception ( May 1998) through September 30, 2021. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101 and prepare for commercialization opportunities for our product candidates.

Since our inception in May 1998 through September 30, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $206.4 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

During the six months ended September 30, 2021, holders of outstanding warrants to purchase an aggregate of 4,814,545 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $4.25 million. Refer to Note 12, Subsequent Events, for disclosure regarding additional warrant exercises after September 30, 2021.

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. Through September 30, 2021, we sold an aggregate of 1,502,378 shares of our common stock and received gross cash proceeds of approximately $4.4 million under the ATM. As described in Note 12, Subsequent Events, in a transaction that was initiated on October 1, 2021 and that settled on October 6, 2021, we sold 15,420 shares of our common stock and received gross cash proceeds of approximately $42,600 under the ATM. We have not sold any additional shares of our common stock under the ATM between October 2, 2021 and the date of this Report. Refer to Note 8, Capital Stock, for additional information about the Sales Agreement and matters related to sales of common stock under the ATM during the quarter ended September 30, 2021.

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63.0 million shares of our common stock at a public offering price of $0.92 per share and 2.0 million shares of our newly issued Series D Convertible Preferred Stock, par value $0.001 (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred were convertible into 46.0 million shares of common stock, and all shares of Series D Preferred were converted into common stock by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

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

Liquidity and Capital Resources

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As disclosed above, we have received an additional $4.25 million in cash proceeds from the exercise of outstanding warrants during the six months ended September 30, 2021 and approximately $4.3 million in net cash proceeds from the sale of our common stock under the Sales Agreement. At September 30, 2021, we had cash and cash equivalents of approximately $93.6 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our exploratory Phase 2A program for PH94B in a series of small clinical studies in anxiety disorders beyond SAD, (iii) prepare for and initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to enable future assessment of its potential in multiple neurological disorders, (v) conduct nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program prove successful.

Although we believe our current cash position is sufficient to fund our planned operations for more than the next twelve months following the issuance of these financial statements, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings, including strategic transactions under the Sales Agreement, (ii) private placements, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the ATM, we do not have an obligation to do so.

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

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to obtain, government grant awards and agreements, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs as well as our clinical and nonclinical programs and pre-launch commercialization initiatives.

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

Revenue Recognition

We generate revenue from collaborative research and development arrangements and licensing and technology transfer agreements, including strategic licenses or sublicenses. Until such time as we commence commercial sales of any of our product candidates following successful development, clinical and regulatory approval, we expect that our primary source of revenue beginning from the quarter ended September 30, 2020 will be from the AffaMed Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In addition, we are also party to an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a next generation regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock Therapeutics received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. As a result of its acquisition of BlueRock Therapeutics in 2019, Bayer AG now holds the rights to develop and commercialize our hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement). To date, we have recognized $1.25 million of sublicense revenue received pursuant to the Bayer Agreement, recorded in the third quarter of our fiscal year ended March 31, 2017.

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

Timing of Recognition

Significant management judgment is required to determine the level of effort required under collaboration arrangements and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch-up basis. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time using an output or input method. For performance obligations that are a combination of licenses to intellectual property and interdependent services, the nature of the combined performance obligation is considered when determining the method and measure of progress that best represents the satisfaction of the performance obligation. For the single combined performance obligation of the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B.

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At September 30, 2021, we have recorded deferred revenue of $3,198,400. The following table presents changes in our contract liabilities for the six months ended September 30, 2021:

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	September 30, 2021
Deferred Revenue - current portion	$1,420,200	$-	$-	$1,420,200
Deferred Revenue - non-current portion	2,490,300	-	(712,100)	1,778,200
Total	$3,915,500	$-	$(712,100)	$3,198,400

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three and six months ended September 30, 2021, we recognized $358,000 and $712,100, respectively, as revenue related to the AffaMed Agreement, compared to $334,000 for both the three- and six-month periods ended September 30, 2020.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense has been included in general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss. In the three and six months ended September 30, 2021, we amortized $33,600 and $66,900, respectively to general and administrative expense in recognition of the services performed under the arrangement. We amortized $31,400 for the three and six months ended September 30, 2020. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the six months ended September 30, 2021.

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	September 30, 2021
Deferred Contract Acquisition Costs - current portion	$133,500	$-	$-	$133,500
Deferred Contract Acquisition Costs - non-current portion	234,100		(66,900)	167,200
Total	$367,600	$-	$(66,900)	$300,700

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

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees, independent directors and non-employee consultants based on the grant date fair value of the award.  We record non-cash, stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period.  We have not granted restricted stock awards to employees or others, nor do we have any awards with market or performance conditions. Non-cash expense attributable to compensatory grants of shares of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or amortized ratably over the term of the related service agreement, depending on the terms of the specific agreement.

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Research and development expense	$313,600	$122,400	$554,400	$349,000
General and administrative expense	450,900	288,500	800,500	736,500
Total stock-based compensation expense	$764,500	$410,900	$1,354,900	$1,085,500

Expense amounts reported above include $14,400 and $16,700 in research and development expense for the three and six months ended September 30, 2021, respectively, and $5,900 and $8,600 in general and administrative expense for the three and six months ended September 30, 2021, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP). Expense amounts reported above include $1,300 and $3,800 in research and development expense for the three and six months ended September 30, 2020, respectively, and $1,300 and $2,800 in general and administrative expense for the three and six months ended September 30, 2020, respectively, attributable to the 2019 ESPP.

At our Annual Meeting of Stockholders held on September 17, 2021, our stockholders approved an amendment and restatement of our 2019 Omnibus Equity Incentive Plan (the Amended 2019 Plan) which made certain changes to our 2019 Omnibus Equity Incentive Plan, including increasing the number of shares of our common stock authorized for issuance thereunder from 7.5 million shares to 18.0 million shares. During the six months ended September 30, 2021, we granted from the Amended 2019 Plan and its predecessor options to purchase an aggregate of 1,215,000 shares of our common stock at exercise prices at or above the closing market price of our common stock on each respective date of grant, 800,000 of which were granted to newly-hired employees, 225,000 of which were granted to three new independent members of our Board of Directors (the Board), and 190,000 of which were granted to consultants. The options granted to newly hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. Options granted to new members of the Board and certain consultants vest ratably over a period of twelve months. Options granted to one consultant vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next two years We valued the options granted during the six months ended September 30, 2021 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$2.71	$2.04	to	3.33
Exercise price per share	$2.71	$2.04	to	3.33
Risk-free interest rate	0.99%	0.78%	to	1.12%
Expected term in years	5.86	5.27	to	6.16
Volatility	82.20%	80.05%	to	83.48%
Dividend rate	0.0%		0.0%
Shares granted	1,215,000

Fair Value per share	$1.86

During the six months ended September 30, 2021, grantees exercised options to purchase an aggregate of 274,449 shares of our common stock at a weighted average exercise price of $0.76 per share and we received cash proceeds of $58,000. Certain of the exercises were on a net issuance basis as permitted by the option plans and we issued an aggregate of 224,950 shares of our common stock pursuant to the exercises. At September 30, 2021, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our Amended 2019 Plan to purchase 15,478,639 shares of our common stock at a weighted average exercise price of $1.46 per share. At that date, there were also 11,277,657 shares of our common stock available for future issuance under the Amended 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At September 30,	At March 31,
	2021	2021

Series A Preferred stock issued and outstanding (1)	750,000	750,000
Series B Preferred stock issued and outstanding (2)	1,131,669	1,131,669
Series C Preferred stock issued and outstanding (3)	2,318,012	2,318,012
Series D Preferred stock issued and outstanding (4)	-	9,249,427
Outstanding options under the Company's Amended and Restated 2016 Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan	15,478,639	14,638,088
Outstanding warrants to purchase common stock	11,842,104	19,362,532
Total	31,520,424	47,449,728

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

Refer to Note 12, Subsequent Events, for information regarding conversion of Series C Preferred stock and warrant exercises after September 30, 2021.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $80,085,100 and $90,074,700 held in money market funds and classified as cash equivalents at September 30, 2021 and March 31, 2021, respectively.  Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at September 30, 2021 or March 31, 2021.

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

Note 4. Receivable from Collaboration Partner

The balance at March 31, 2021 reflects a payment we made to a contract manufacturing organization for certain drug substance manufacturing services on behalf of our collaboration partner. Our collaboration partner reimbursed us for the outstanding payment at March 31, 2021 in May 2021.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	September 30,	March 31,
	2021	2021

Clinical and nonclinical materials and contract services	$2,261,800	$686,900
Insurance	359,700	121,800
All other	55,300	26,400
	$2,676,800	$835,100

Note 6. Property and Equipment

Property and equipment is composed of the following:

	September 30,	March 31,
	2021	2021

Laboratory equipment	$1,188,100	$1,003,800
Tenant improvements	214,400	214,400
Office furniture and equipment	92,100	92,100
Manufacturing equipment	211,200	211,200
Construction in progress	16,100	-
	1,721,900	1,521,500
Accumulated depreciation and amortization	(1,225,300)	(1,154,100)
Property and equipment, net	$496,600	$367,400

We recorded depreciation and amortization expense of $36,700 and $71,200 for the three and six months ended September 30, 2021, respectively, compared to $25,500 and $50,900 for the three and six months ended September 30, 2020, respectively. During the six months ended September 30, 2021, we have purchased certain analytical equipment used in connection with the development and manufacture of PH94B drug product. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	September 30,	March 31,
	2021	2021

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(13,900)	(12,400)
Net book value of office equipment subject to financing lease	$800	$2,300

Note 7.  Accrued Expenses

Accrued expenses are composed of the following:

	September 30,	March 31,
	2021	2021

Accrued expenses for clinical and nonclinical materials, development and contract services	$1,070,700	$1,449,400
Accrued compensation	1,992,000	-
Accrued professional services	304,800	85,500
All other	62,600	27,800
	$3,430,100	$1,562,700

Note 8.  Capital Stock

Open Market Sale Agreement

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million (the Shares) through Jefferies. We will pay Jefferies a commission equal to three percent (3.0%) of the aggregate gross proceeds from any sales of the Shares under the Sales Agreement. If and when we direct Jefferies to offer and sell Shares under the Sales Agreement, Jefferies may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including block transactions, sales made directly on the Nasdaq Capital Market or any other trading market for our common stock. In addition, with our consent, Jefferies may sell the Shares in negotiated transactions. Under certain circumstances, we may instruct Jefferies not to sell the Shares if the sales cannot be effected at or above the price we  may designate from time to time. Shares offered and sold under the Sales Agreement will be issued and sold pursuant to our Shelf Registration Statement on Form S-3 filed with the SEC on March 15, 2021 and declared effective on March 26, 2021.

Through September 30, 2021, we sold an aggregate of 1,502,378 shares of our common stock under the Sales Agreement and received gross cash proceeds before commissions and related legal and accounting expenses of approximately $4.4 million. As indicated in Note 12, Subsequent Events, in a transaction that was initiated on October 1, 2021 and settled on October 6, 2021, we sold 15,420 shares of our common stock under the Sales Agreement and received gross cash proceeds of approximately $42,600. We have not sold any Shares under the Sales Agreement since  October 1, 2021. We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and September 30, 2021, we incurred legal fees and accounting expenses aggregating approximately $276,100 in connection with the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Exercise and Expiration of Warrants

During the six months ended September 30, 2021, holders of outstanding warrants exercised such warrants to purchase an aggregate of 4,814,545 shares of our common stock and we received cash proceeds of approximately $4,254,800. On May 16, 2021, outstanding warrants to purchase 2,705,883 shares of our common stock at an exercise price of $5.30 per share expired unexercised. During the six months ended September 30, 2020, holders of outstanding warrants exercised such warrants to purchase an aggregate of 228,000 shares of our common stock and we received cash proceeds of $114,000. Refer to Note 12, Subsequent Events, for disclosure regarding additional exercises of outstanding warrants after September 30, 2021.

Stock Option Exercises and ESPP Purchases

During the six months ended September 30, 2021, certain holders of outstanding stock options exercised such options to purchase an aggregate of 274,449 shares of our common stock and we received cash proceeds of $58,000. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 224,950 shares of our common stock pursuant to the exercises. There were no option exercises during the six months ended September 30, 2020. On June 30, 2021, our 2019 ESPP completed a purchase period pursuant to which we issued 16,251 shares of common stock and received proceeds of $31,600. The current purchase period under our 2019 ESPP will close on December 31, 2021. On June 30, 2020, our 2019 ESPP completed a purchase period pursuant to which we issued 28,125 shares of common stock and received proceeds of $12,600.

Common Stock Purchase Agreement with Lincoln Park Capital Fund

In March 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to Lincoln Park under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to Lincoln Park under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020, which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, was a component of deferred offering costs attributable to this offering, which costs were amortized ratably to additional paid-in capital as we sold shares of our common stock to Lincoln Park under the LPC Agreement. Subsequent to the Commencement Date and through July 2020, we sold an additional 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate gross cash proceeds of $2,891,200. We sold no shares of our common stock under the LPC Agreement after July 2020 and through June 2021, when we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs associated with the LPC Agreement. The expense is reflected as a noncash component of our general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Conversion of Series D Preferred Stock

As described in Note 2, Basis of Presentation, in connection with the December 2020 Public Offering, we issued an aggregate of 2.0 million shares of Series D Preferred which shares were convertible into an aggregate of 46.0 million shares of common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding. During April 2021, the remaining investors in the December 2020 Public Offering converted their outstanding shares of Series D Preferred into an aggregate of 9,249,427 shares of common stock. As a result, there are no shares of Series D Preferred outstanding at September 30, 2021.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of September 30, 2021. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at September 30, 2021 is $1.33 per share.

				Warrants Outstanding
Exercise				and Exercisable at
Price	Expiration			September 30,
per Share	Date			2021

$0.50	2/28/2022	to	3/31/2024	2,980,827
$0.73	7/25/2025			370,544
$0.805	12/31/2022			76,859
$1.50	12/13/2022			6,827,943
$1.82	3/7/2023			1,388,931
$3.51	12/31/2021			50,000
$7.00	3/3/2023			147,000
				11,842,104

At September 30, 2021, essentially all of the shares of common stock underlying the outstanding warrants except those having an exercise price of $7.00 per share have been registered for resale by the warrant holders. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share. Approximately 2.0 million of the warrants indicated as exercisable at $0.50 per share were the subject of a modification in December 2019 to reduce the exercise price to $0.50 per share for a period of two years. If such warrants are not exercised prior to December 4, 2021, the exercise price will revert to pre-modification exercise prices ranging from $1.50 per share to $2.24 per share.

Note 9.  Related Party Transactions

Consulting Agreement

During the six months ended September 30, 2020, we engaged a consulting firm headed by one of the then-independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $13,000 and $28,000 for the three and six months ended September 30, 2020, respectively. In May 2021, that Board member ceased to be independent upon acceptance of a position as our Chief Commercial Officer while remaining a member of our Board. We have not engaged in business with the related consulting firm in the current fiscal year prior or subsequent to the acceptance of employment by our Chief Commercial Officer. We recorded accounts payable and accrued expenses to the consulting firm of $13,000 at September 30, 2020 and no amounts payable at March 31, 2021 or September 30, 2021 to the consulting firm.

Note 10. Commitments and Contingencies

Operating Leases

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that expires on July 31, 2022 and that provides an option to renew for an additional five years at then-current market rates. Refer to Note 12, Subsequent Events, for information regarding the exercise of the five-year option after September 30, 2021. Consistent with the guidance in ASC 842, beginning April 1, 2019, we recorded this lease in our Condensed Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease was reasonably probable at the time we adopted ASC 842. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet:

	As of September 30, 2021	As of March 31, 2021
Right of use asset – operating lease	$3,029,100	$3,219,600

Liabilities
Current operating lease obligation	$401,000	$364,800
Non-current operating lease obligation	3,139,900	3,350,800
Total operating lease liability	$3,540,900	$3,715,600

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$210,800	$207,300	$446,500	$420,100

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2022 (remaining six months)	$338,000
2023	726,000
2024	766,000
2025	789,000
2026	812,700
Thereafter	1,118,700
Total lease expense	4,550,400
Less imputed interest	(1,009,500)
Present value of operating lease liabilities	$3,540,900

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of September 30, 2021
Assumed remaining lease term in years	5.83
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Six Months Ended	For the Six Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$430,700	$393,100

During the six months ended September 30, 2021, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 each for the three months ended September 30, 2021 and 2020, and $7,100 each for the six months ended September 30, 2021 and 2020, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight Therapeutics, Inc. (now AffaMed Therapeutics, Inc.)

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. AffaMed has agreed to participate in the global Phase 3 clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

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

During the three and six months ended September 30, 2021, we recognized $358,000 and $712,100, respectively, as sublicense revenue under the AffaMed Agreement. We recognized sublicense revenue under the AffaMed Agreement for the first time during the three months ended September 30, 2020, in the amount of $334,000. At September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,198,400 which will be recognized as revenue as the services are completed. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Changes to these estimates, if any, will be recorded on a cumulative catch-up basis. We currently estimate that we will complete our performance obligations at the end of calendar 2023.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Sales of Common Stock under the Sales Agreement

As discussed in Note 8, Capital Stock, in a transaction that was initiated on October 1, 2021 and settled on October 6, 2021, we sold 15,420 shares of our common stock under the Sales Agreement and received gross cash proceeds of approximately $42,600. We have not sold any shares of our common stock under the Sales Agreement between October 2, 2021 and the date of this Report.

Exercise of Warrants

From October 1, 2021 through the date of this Report, holders of outstanding warrants have exercised such warrants to purchase an aggregate of 895,781 shares of our common stock and we have received cash proceeds of approximately $1,127,000.

Grant of Options from 2019 Plan

From October 1, 2021 through the date of this Report, we have granted options to purchase 250,000 shares of our common stock under the terms of our Amended 2019 Plan to newly-hired employees. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter.

Conversion of Series C Preferred Stock

On October 11, 2021, the custodial holder of 2,318,012 outstanding shares of our Series C Convertible Preferred Stock (Series C Preferred) exercised its conversion rights and we issued 2,318,012 unregistered shares of our common stock. Following this conversion, there are no shares of Series C Preferred outstanding.

Extension of Operating Lease

On October 14, 2021, we entered into an amendment to the lease of our headquarters facility (the Lease Amendment), pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. The financial statements included in this Report do not reflect any adjustments which may be necessary as a result of the extension of the lease. A copy of the Lease Amendment is attached as an exhibit to this Report.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effects of the ongoing COVID-19 pandemic, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (Board) and stockholders.

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

Business Overview

We are a late-stage biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray (PH94B), PH10 Nasal Spray (PH10) and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program long-term safety study is underway, as are advanced preparations for additional small clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD in mid-2023 should our PALISADE Phase 3 Program be successful. With the recent initiation of our small Phase 2A clinical study in adults experiencing Adjustment Disorder with Anxiety (AjDA), we have launched our exploratory Phase 2A clinical program for PH94B, which is designed to assess its therapeutic potential in anxiety disorders beyond SAD.

PH10 is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. Based on the positive results demonstrated in that study, we are now preparing for planned Phase 2B clinical development of PH10 in MDD.

We are also preparing to initiate Phase 1B clinical development of AV-101 in combination with probenecid to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a first-in-class synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray designed to be administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for additional indications including adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset potential mechanism of action (MOA) is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10 is administered at microgram-level doses as an odorless nasal spray. PH10 engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 is designed to engage peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This is turn is believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting stand-alone treatment for MDD. We believe PH10 also has potential to be developed as a novel treatment for several other depression-related disorders.

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in a Phase 1B drug-drug interaction clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on June 29, 2021, and in Note 3, Summary of Significant Accounting Policies, to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since we entered into the AffaMed Agreement with respect to PH94B in June 2020 and the Bayer Agreement with respect to AV-101 in December 2016, those agreements have provided initial, non-dilutive cash payments, but no recurring revenues, although we may potentially receive additional cash payments and royalties under such agreements in the future, in the event certain performance-based milestones and commercial sales are achieved. Since acquiring our exclusive worldwide licenses to our intranasal investigational product candidates, PH94B and PH10, in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of such product candidates, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical and clinical studies focused on potential commercialization of these product candidate for neuropsychiatry indications. For example, with respect to PH94B, we recently initiated our PALISADE Phase 3 Program for the acute treatment of anxiety in adults with SAD, and with respect to PH10, we are conducting various preclinical activities intended to enable commencement of a Phase 2B clinical study of PH10 as a stand-alone treatment for MDD. In addition, we have devoted substantial resources to advance initiatives related to research, development and contract manufacturing of our oral prodrug candidate, AV-101, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as several preclinical studies and clinical studies focused on potential commercialization of AV-101 in several CNS indications. For example, our current focus on AV-101 is in combination with probenecid which may provide the potential for a new oral treatment alternative for certain CNS indications involving the NMDAR. Also, from-time-to-time, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue-related initiatives, as well as creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. At September 30, 2021, we had an accumulated deficit of approximately $240.4 million. Our net loss for the six months ended September 30, 2021 and 2020 was approximately $20.5 million and $6.4 million, respectively. We expect losses to continue through our fiscal year ending March 31, 2022 (Fiscal 2022) and for the foreseeable future, primarily as we engage in further research, development and pre-commercialization activities related to PH94B, PH10 and AV-101.

Summary of the Six Months Ended September 30, 2021

In December 2020, we completed a $100 million underwritten public offering (the December 2020 Public Offering) of our securities, from which, after deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million. Combined with financing and development and commercialization partnering transactions completed earlier in our fiscal year ended March 31, 2021 (Fiscal 2021), aggregating an additional approximately $25 million, and warrant exercises and other financing activities through September 30, 2021 in our current fiscal year, aggregating approximately $8.6 million, our cash position has permitted us to advance and accelerate an important stream of potential catalysts across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD) and, if Phase 3 development is successful, potential submission of a PH94B New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and potential U.S. market approval of PH94B for the acute treatment of anxiety in adults with SAD.

From an operational perspective, during the fourth quarter of Fiscal 2021 through the six months ended September 30, 2021, we have continued to advance our manufacturing, preclinical and clinical development, and regulatory initiatives necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) exploratory Phase 2A clinical development of PH94B in anxiety disorders beyond SAD, (iii) Phase 2B development of PH10 as a potential stand-alone treatment of MDD and (iv) Phase 1B development of AV-101 in combination with probenecid as a potential treatment for multiple CNS indications. Notably, we initiated our PALISADE Phase 3 Program for PH94B with the commencement of PALISADE-1 in May 2021 and PALISADE-2 in August 2021. Each is a U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with SAD. Each of the studies is being conducted across various sites in the U.S., with a combined target of approximately 400 randomized subjects. Dr. Michael Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is serving as Principal Investigator of both studies. Topline results from PALISADE-1 are anticipated in mid-2022 and those from PALISADE-2 later in 2022. In addition to the PALISADE Phase 3 Program, we are advancing our planned exploratory Phase 2A clinical program for PH94B consisting of a series of small exploratory studies in adults experiencing several other anxiety disorders, including the recent initiation of our Phase 2A clinical study in adults experiencing AjDA. We are continuing preparations for additional clinical trials of PH94B and PH10 that we plan to commence during the first half of calendar 2022. Further, we continue to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our CNS product candidates in the U.S. and foreign markets.

To advance these initiatives, during calendar 2021, we have significantly expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine commercial operations, contracts and corporate affairs, development operations, and investor and public relations. Between April 2021 and July 2021, we filled vacancies on our Board created, in part, by the departure of two of our long-term Board members, by appointing three new independent members to our Board. We believe these appointments increase our Board’s diversity and expand its expertise in multiple areas, including among others, communications, drug development, regulatory affairs, product commercialization and marketing.

Throughout Fiscal 2021 and through the date of this Report, strains of SARS-CoV-2, commonly referred to as COVID-19, have spread to many countries in the world and the outbreak was declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services also declared a public health emergency in the U.S. in response to the outbreak. Operations at our headquarters in South San Francisco were significantly curtailed during Fiscal 2021 and throughout the quarter ended June 30, 2021 and to some extent thereafter, while state and local restrictions required remote working conditions. Most of our recent employee additions are geographically dispersed from our headquarters facility and routinely work remotely. Our employees have worked efficiently and productively while remotely-located and working from home whether as a result of the COVID-19 pandemic or otherwise. From time to time during the COVID-19 pandemic, however, the efficiency and productivity of certain of our third-party contract research and development organizations (CROs) and contract manufacturing organizations (CMOs) has been and may be in the future impacted by local shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

From a financial perspective, between December 2020 and September 30, 2021, holders of outstanding warrants to purchase an aggregate of 11,210,847 shares of our common stock exercised such warrants and we received cash proceeds of approximately $9,179,700, including exercises of warrants to purchase 4,814,545 shares for cash proceeds of $4,254,800 during the six months ended September 30, 2021. Refer to Note 12, Subsequent Events, in the accompanying Condensed Consolidated Financial Statements included in Part I of this Report (the Financial Statements) for disclosure regarding additional warrant exercises since September 30, 2021. Additionally, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. Through September 30, 2021, we sold an aggregate of 1,502,378 shares of our common stock and received gross cash proceeds of approximately $4.4 million under the ATM. Refer to Note 12, Subsequent Events, in the Financial Statements for additional information regarding a sale of our common stock under the ATM after September 30, 2021. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings, including under the ATM with Jefferies, from time to time. Further, we were added to the Russell 2000® Index at the conclusion of the 2021 Russell Indexes annual reconstitution at the end of June 2021. The Russell 2000® Index is one of the most cited performance benchmarks for small-cap companies and is widely used by investment managers and institutional investors as the basis for index funds and as a benchmark for active investment strategies. We believe our inclusion in the Russell 2000® Index has increased and will continue to increase overall awareness and exposure of the Company by introducing us to a wider investor audience.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 (Q2 FY 2022) and September 30, 2020 (Q2 FY 2021) (amounts in thousands).

	Three Months Ended September 30,
	2021	2020

Sublicense revenue	$358	$334
Operating expenses:
Research and development	10,067	2,358
General and administrative	3,091	1,270
Total operating expenses	13,158	3,628

Loss from operations	(12,800)	(3,294)

Interest income (expense), net	5	(4)
Other income	-	-

Loss before income taxes	(12,795)	(3,298)
Income taxes	-	-

Net loss	(12,795)	(3,298)
Accrued dividends on Series B Preferred Stock	(375)	(347)
Net loss attributable to common stockholders	$(13,170)	$(3,645)

Revenue

We recognized $358,000 in sublicense revenue pursuant to the AffaMed Agreement in Q2 FY 2022 compared to $334,000 in Q2 FY 2021. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to the Financial Statements (Note 11), on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to continue to recognize revenue pursuant to this license fee payment in future periods during our current fiscal year and thereafter, as described in Note 11. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by $7.7 million, from $2.4 million to $10.1 million for Q2 FY 2021 and Q2 FY 2022, respectively. Expenses related to preparing for and conducting our PALISADE Phase 3 Program for PH94B, including the continuation of PALISADE-1 and the initiation of PALISADE-2, as well as preparation for the initiation of our Phase 2A study of PH94B for treatment AjDA, and continuation of nonclinical and preclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for increased expenses of approximately $5.9 million during Q2 FY 2022 compared to expenses in Q2 FY 2021. Salaries and benefits expense for Q2 FY 2022 increased by approximately $1.6 million versus expense in Q2 FY 2021 primarily due to the hiring of multiple personnel and an accrual for estimated additional compensation expense resulting from the achievement of certain core corporate objectives during the 2021 calendar year. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $336,000 and $134,000 for Q2 FY 2022 and Q2 FY 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2021	2020

Salaries and benefits	$1,897	$346
Stock-based compensation	314	122
Consulting and other professional services	165	63
Technology licenses and royalties	130	168
Clinical and nonclinical studies and development expenses:
PH94B and PH10	7,191	1,284
AV-101	91	220
All other	10	7
	7,292	1,511
Rent	143	135
Depreciation	22	12
All other	104	1
Total Research and Development Expense	$10,067	$2,358

The increase in salaries and benefits expense for Q2 FY 2022 primarily reflects the addition of three senior vice president-level and four vice-president level management positions across multiple functional areas, including chemistry, manufacturing and controls, clinical operations, biostatistics and clinical analytics, development operations, regulatory affairs and translational medicine, as well as other senior R&D personnel during the period from December 2020 through July 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and legacy members of our scientific staff, as well as the accrual of approximately $705,000 during the quarter for estimated additional compensation expense for R&D officers and employees pursuant to achievement of calendar year 2021 corporate operational objectives. There was no comparable accrual in Q2 FY 2021.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our legacy scientific staff and certain clinical and scientific consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 are fully vested and amortized at September 30, 2021. Grants awarded after September 30, 2020, including those granted to new employees, account for approximately $223,000 of expense in Q2 FY 2022, offset by the expense reduction compared to Q2 FY 2021 of approximately $36,000 attributable to certain options granted between August 2018 and May 2020 that became fully vested and amortized prior to September 30, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our PH94B and PH10 development initiatives. Q2 FY 2022 expense also includes nominal contract recruiting services for certain specialized R&D positions.

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

The significant increase in PH94B and PH10 project expenses for Q2 FY 2022 compared to Q2 FY 2021 results primarily from the preparation for and continuation advancement of our PALISADE Phase 3 Program, specifically, the continuation of PALISADE-1 and the initiation of PALISADE-2, as well as the initiation of our exploratory Phase 2A clinical trial of PH94B in AjDA and preclinical development activities for PH10. In both periods, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 in the each of the periods presented. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Q2 FY 2022 expense also includes costs of certain nonclinical studies related to the effect of AV-101 on transporter mechanisms. We are actively preparing for and advancing other clinical and nonclinical studies of PH94B, PH10 and AV-101 in combination with probenecid.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the Financial Statements for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to changes in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord. As disclosed in Note 12, Subsequent Events, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $1.8 million to approximately $3.1 million for Q2 FY 2022, compared to approximately $1.3 million for Q2 FY 2021. Salaries and benefits expense for Q2 FY 2022 increased by approximately $0.9 million versus Q2 FY 2021 primarily due to the hiring of senior management personnel, including our Chief Commercial Officer and Vice President, Investor Relations, as well as other senior administrative personnel earlier in calendar 2021, and an accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during calendar 2021. Further, during Q2 FY 2022, we incurred approximately $475,000 of consulting and other expenses in connection with various customary pre-commercialization market research studies and analyses. Noncash general and administrative expense, approximately $501,000 in Q2 FY 2022, increased from approximately $337,000 in Q2 FY 2021, primarily due to an increase in current year stock-based compensation. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2021	2020

Salaries and benefits	$1,235	$344
Stock-based compensation	451	289
Board fees and other consulting services	135	59
Legal, accounting and other professional fees	300	116
Investor and public relations	153	155
Pre-launch marketing studies and analyses	475	-
Insurance	144	116
Travel expenses	2	-
Sublicense contract amortized acquisition expense	34	31
Rent and utilities	102	87
All other expenses	60	73
	$3,091	$1,270

The increase in salaries and benefits expense for Q2 FY 2022 primarily results from the addition of our Chief Commercial Officer in May 2021 and our Vice President, Investor Relations and two other senior administrative employees during the quarter ended March 31, 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff, as well as the accrual of approximately $537,000 for estimated additional compensation expense for certain executive officers and administrative employees pursuant to achievement of calendar year 2021 corporate operational objectives.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 are fully vested and amortized at September 30, 2021. Grants awarded after September 30, 2020, including those granted to new employees, account for approximately $289,000 of expense in Q2 FY 2022, offset by the expense reduction compared to Q2 FY 2021 of approximately $122,000 attributable to certain options granted between June 2016 and September 2020 that became fully vested and amortized prior to September 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of the current fiscal year, increasing payments to reflect current market conditions, and, as noted previously, added one new independent Board member during the quarter ended June 30, 2021 and two additional independent members during July 2021. Q2 FY 2022 expense also includes fees for continuing education activities available to our Board members and for other strategic consulting services.

Legal, accounting and other professional fees for both periods include expenses related to routine legal advisory services as well as accounting services related to the quarterly review of our current year financial statements. Expense for Q2 FY 2022 also includes the cost of certain outsourced financial and accounting services as well as for an expanded service level from our information technology service provider, both of which commenced in Q1 FY 2022.

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

During Q2 FY 2022, we incurred expenses for a number of customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

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

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the Financial Statements for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to changes in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord. As disclosed in Note 12, Subsequent Events, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified.

Beginning in Q2 FY 2021, in connection with our recognition of revenue under the AffaMed Agreement, we also began to amortize the deferred contract acquisition costs related to our acquisition of that agreement. Such costs were composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from PherinPharmaceuticals, Inc. (Pherin), and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. We amortized approximately $34,000 and $31,000 of contract acquisition costs in Q2 FY 2022 and Q2 FY2021, respectively.

Interest and Other Expenses

Interest income, net totaled approximately $5,000 for Q2 FY 2022, compared to interest expense, net of approximately $4,000 for Q2 FY 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2021	2020

Interest income	$5	$2
Interest expense on financing lease, insurance premium financing notes and Payroll Protection Program loan (2020)	-	(6)
Interest income (expense), net	$5	$(4)

For both periods reported, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Interest expense for Q2 FY 2021 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and to interest accrued on the Payroll Protection Program loan we received in April 2020. Following the closing of the December 2020 Public Offering, in December 2020, we voluntarily repaid in full the principal and accrued interest on the Payroll Protection Program loan. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized approximately $375,000 and $347,000 for Q2 FY 2022 and Q2 FY 2021, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Comparison of Six Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended September 30, 2021 and 2020 (amounts in thousands).

	Six Months Ended September 30,
	2021	2020

Sublicense revenue	$712	$334
Operating expenses:
Research and development	15,670	4,090
General and administrative	5,588	2,660
Total operating expenses	21,258	6,750

Loss from operations	(20,546)	(6,416)

Interest income, net	10	(7)
Other income	-	1

Loss before income taxes	(20,536)	(6,422)
Income taxes	(3)	(3)

Net loss	(20,539)	(6,425)
Accrued dividend on Series B Preferred Stock	(737)	(683)
Net loss attributable to common stockholders	$(21,276)	$(7,108)

Revenue

We recognized approximately $712,000 and $334,000 in sublicense revenue pursuant to the AffaMed Agreement in the six months ended September 30, 2021 and 2020, respectively. As described more completely in Note 11, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to continue to recognize revenue pursuant to this license fee payment in future periods during our current fiscal year and thereafter, as described in Note 11. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $11.6 million, from $4.1 million to $15.7 million for the six months ended September 30, 2020 and 2021, respectively. Expenses related to preparing for and conducting our PALISADE Phase 3 Program for PH94B, including the initiation of both PALISADE-1 and PALISADE-2, the preparing for and initiating our Phase 2B study of PH94B for treatment of AjDA, and the continuation of both nonclinical and preclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for an increase of approximately $8.7 million in expenses compared for the six months ended September 30, 2021 compared to the comparable prior year period. Salaries and benefits expense for the six months ended September 30, 2021 increased by approximately $2.5 million versus the comparable prior-year period primarily due to the hiring of multiple personnel and an accrual for estimated additional compensation expense resulting from the achievement of certain core corporate objectives during the 2021 calendar year. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $606,000 and $391,000 for the six months ended September 30, 2021 and 2020, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2021	2020

Salaries and benefits	$3,204	$694
Stock-based compensation	554	349
Consulting and other professional services	300	156
Technology licenses and royalties	276	276
Clinical and nonclinical studies and development expenses:
PH94B and PH10	10,630	1,919
AV-101	251	385
All other	10	12
	10,891	2,316
Rent	296	273
Depreciation	42	24
All other	107	2
Total Research and Development Expense	$15,670	$4,090

The increase in salaries and benefits expense for the six months ended September 30, 2021 primarily reflects the addition of three senior vice president-level and four vice-president level management positions across multiple functional areas, including chemistry, manufacturing and controls, clinical operations, biostatistics and clinical analytics, development operations, regulatory affairs and translational medicine, as well as other senior R&D personnel during the period from December 2020 through July 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and legacy members of our scientific staff, as well as the accrual of approximately $1.1 million for estimated additional compensation expense for R&D officers and employees pursuant to achievement of calendar year 2021 corporate operational objectives.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our legacy scientific staff and certain clinical and scientific consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 are fully vested and amortized at September 30, 2021. Grants awarded after September 30, 2020, including those granted to new employees, account for approximately $379,000 of expense for the six months ended September 30, 2021, offset by the expense reduction compared to the six months ended September 30, 2020 of approximately $147,000 attributable to certain options granted between June 2016 and May 2020 that became fully vested and amortized prior to September 30, 2021. Additionally, expense related to options granted in April 2020 as 25% vested at grant was reduced by approximately $34,000 for the six months ended September 30, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our PH94B and PH10 development initiatives. Current year expense includes contract recruiting services for certain specialized R&D positions. Prior year expense included the final development support payment to Pherin which terminated in April 2020 under the terms of our PH94B and PH10 license agreements.

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

The significant increase in PH94B and PH10 project expenses for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 results primarily from preparing for and initiating our PALISADE Phase 3 Program, specifically, initiation of both PALISADE-1 and PALISADE-2, as well as the initiation of our exploratory Phase 2A clinical trial of PH94B in AjDA and preclinical development activities for PH10. In both periods, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 in the each of the periods presented. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Current year expense also includes the cost of nonclinical studies related to the effect of AV-101 on transporter mechanisms. Throughout the current year, we have been actively preparing for and advancing other clinical and nonclinical studies for PH94B, PH10 and AV-101 in combination with probenecid.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the Financial Statements for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to variations in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord. As disclosed in Note 12, Subsequent Events, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $2.9 million to approximately $5.6 million for the six months ended September 30, 2021, compared to approximately $2.7 million for the six months ended September 30, 2020. Salaries and benefits expense for the six months ended September 30, 2021 increased by approximately $1.5 million versus the comparable prior-year period primarily due to the hiring of senior management personnel, including our Chief Commercial Officer and Vice President, Investor Relations, as well as other senior administrative personnel, and an accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during the 2021 calendar year. Further, we incurred approximately $577,000 of consulting expenses in connection with various customary pre-commercialization market research studies and analyses. Additionally, we expensed, as a noncash charge, $232,000 of deferred offering costs attributable to a previous financing arrangement that we terminated in June 2021. Noncash general and administrative expense, approximately $1,134,000 for the six months ended September 30, 2021, increased from approximately $804,000 in the six months ended September 30, 2020, primarily due to the noncash write-off of the deferred offering costs, a modest increase in current year stock-based compensation and a full six months of amortization of sublicense contract acquisition costs. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2021	2020

Salaries and benefits	$2,186	$692
Stock-based compensation	801	737
Board fees and other consulting services	216	105
Legal, accounting and other professional fees	628	311
Investor and public relations	289	267
Pre-launch marketing studies and analyses	577	-
Insurance	266	218
Travel expenses	3	4
Rent and utilities	220	177
Sublicense contract amortized acquisition expense	67	31
Write off of deferred offering costs	232	-
All other expenses	103	118
	$5,588	$2,660

The increase in salaries and benefits expense for the six months ended September 30, 2021 primarily results from the addition of our Chief Commercial Officer in May 2021 and our Vice President, Investor Relations and two other senior administrative employees during the quarter ended March 31, 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff, as well as the accrual of approximately $862,000 for estimated additional compensation expense for certain executive officers and administrative employees pursuant to achievement of calendar year 2021 corporate operational objectives.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 have become fully vested and amortized at September 30, 2021. Grants awarded after September 30, 2020, including those granted to new employees, account for approximately $471,000 of expense in the six months ended September 30, 2021, offset by the expense reduction of approximately $338,000 attributable to certain options granted between June 2016 and September 2020 that became fully vested and amortized prior to September 30, 2021. Additionally, expense related to options granted in April 2020 as 25% vested at grant was reduced by approximately $63,000 for the six months ended September 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of the current fiscal year, increasing payments to reflect current market conditions, and, as noted previously, added one new independent Board member during the quarter ended June 30, 2021 and two additional independent members during July 2021. Current year expense also includes fees for continuing education activities available to our Board members and for other strategic consulting services.

Legal, accounting and other professional fees for both periods include expenses related to routine legal corporate and advisory services as well as accounting services related to the annual audit of our prior year financial statements and the quarterly review of our current year financial statements. Expense for the six months ended September 30, 2021 also includes the cost of certain outsourced financial and accounting services and implementation of new accounting software as well as an expanded service level from our information technology service provider, both of which commenced at the beginning of our current fiscal year.

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

During the six months ended September 30, 2021, we incurred expenses for various customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

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

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. Refer to Note 10, Commitments and Contingencies, in the Financial Statements for additional information. Following our implementation of ASC 842, changes in rent expense between periods are primarily related to variations in such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord. As disclosed in Note 12, Subsequent Events, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified.

Beginning in the quarter ended September 30, 2021, in connection with our recognition of revenue under the AffaMed Agreement, we also began to amortize the deferred contract acquisition costs related to our acquisition of that agreement. Such costs were composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. We amortized approximately $67,000 and $31,000 of contract acquisition costs in the six months ended September 30, 2021 and 2020, respectively.

As described more completely in Note 8, Capital Stock, in the Financial Statements, in June 2021, we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Expenses

Interest income, net totaled approximately $10,000 for the six months ended September 30, 2021, compared to interest expense, net of approximately $7,000 for the six months ended September 30, 2020. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2021	2020

Interest income	$10	$2
Interest expense on financing lease, insurance premium financing notes and Payroll Protection Program loan (2021)	-	(9)
Interest income (expense), net	$10	$(7)

For both periods, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Current year income reflects higher balances in interest-earning accounts as rates have been minimal during both periods. Interest expense for the six months ended September 30, 2020 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and to interest accrued on the Payroll Protection Program loan we received in April 2020. Following the closing of the December 2020 Public Offering, in December 2020, we voluntarily repaid in full the principal and accrued interest on the Payroll Protection Program loan. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized approximately $737,000 and $683,000 during the six months ended September 30, 2021 and 2020, respectively, representing the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $206.4 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

As described more completely in Note 8, Capital Stock, in the Financial Statements (Note 8), in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. Between May 2021 and September 30, 2021, we sold an aggregate of 1,502,378 shares of our common stock under the Sales Agreement, resulting in gross proceeds of $4.4 million, before deducting sales commissions and related expenses. As indicated in Note 12, Subsequent Events, in the Financial Statements, in a transaction that was initiated on October 1, 2021 and that settled on October 6, 2021, we sold 15,420 shares of our common stock and received gross cash proceeds of approximately $42,600 under the Sales Agreement. We have not sold any additional shares under the Sales Agreement between October 2, 2021 and the date of this Report.

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

Between December 2020 and September 30, 2021, holders of outstanding warrants to purchase an aggregate of 11,210,847 shares of our common stock exercised such warrants and we received cash proceeds of approximately $9.2 million, including exercises of 4,814,545 shares for cash proceeds of approximately $4.25 million during the six months ended September 30, 2021. Since September 30, 2021 and through the date of this Report, holders of warrants to purchase an additional 895,781 shares of our common stock have exercised such warrants and we have received cash proceeds of approximately $1.1 million.

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

As more completely described in Note 11, Sublicensing and Collaboration Agreements, in the Financial Statements, in June 2020, we entered into the AffaMed Agreement, a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders, pursuant to which we received a non-refundable upfront license payment of $5.0 million in August 2020. The upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin pursuant to our PH94B license from Pherin, and payment for consulting services related to the consummation of the AffaMed Agreement.

Liquidity and Capital Resources

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As also noted above, we have received an additional $4.25 million in cash proceeds from the exercise of outstanding warrants during the six months ended September 30, 2021. At September 30, 2021, we had cash and cash equivalents of approximately $93.6 million, which we believe is sufficient to fund our planned operations for well beyond the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. Nevertheless, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our exploratory Phase 2A program for PH94B in a series of small clinical studies in anxiety disorders beyond SAD, (iii) prepare for and initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) prepare for and initiate a Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to enable future assessment of its potential in multiple neurological disorders, (v) conduct nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program prove successful.

Although we believe our current cash position is sufficient to fund our planned operations for more than the next twelve months following the issuance of these financial statements, when necessary and advantageous, we may raise additional capital through the sale of our equity securities in one or more (i) public offerings, including strategic transactions under the Sales Agreement, (ii) private placements to accredited investors, and/or (iii) in strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our S-3 Shelf Registration Statement remains available for future sales of our equity securities in one or more public offerings from time to time.

As described above, we entered into the Sales Agreement with Jefferies with respect to the ATM under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the ATM with Jefferies, we do not have an obligation to do so.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(17,623)	$(1,803)
Net cash used in investing activities	(200)	(99)
Net cash provided by financing activities	8,342	15,946

Net increase (decrease) in cash and cash equivalents	(9,481)	14,044
Cash and cash equivalents at beginning of period	103,108	1,355
Cash and cash equivalents at end of period	$93,627	$15,399

As described previously, the combination of the net proceeds we received from the December 2020 Public Offering and the August 2020 Public Offering followed subsequently by the proceeds from warrant exercises and sales of our common stock under the ATM during our current fiscal year have provided sufficint funds for us to significantly advance and accelerate an important stream of initiatives across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B, our exploratory Phase 2A program for PH94B, our Phase 2B development program for PH10, and our Phase 1B program for AV-101. The increase in cash used in operations during the six months ended September 30, 2021 results from the preparation for and initiation of our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD, including our PALISADE-1 and PALISADE-2 Phase 3 clinical trials, as well as other clinical trials of PH94B and preparations for additional clinical and nonclinical studies of our product candidates to be initiated during 2022. Additionally, we have enhanced our internal capabilities with the addition of senior personnel with significant industry expertise in disciplines critical to the advancement of our product pipeline. In parallel with our clinical and regulatory initiatives, we are actively engaging in customary and appropriately-timed pre-commercialization analyses, modeling, planning and awareness initiatives. Cash used in investing activities in both periods primarily reflects the cost of laboratory analytical equipment and select manufacturing equipment acquired for use by our CMO in connection with the development and production of PH94B drug product and, in the current year, laboratory equipment to be used in our internal development initiatives. Cash provided by financing activities during the six months ended September 30, 2021 is primarily the result of warrant exercises and our sale of common stock under the ATM, net of sales commissions and other expenses related to the ATM facility which are recorded as deferred offering costs. Cash provided by financing activities in the six months ended September 30, 2020 primarily reflects the cash proceeds received by us from sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement (as defined in Note 8 in the Financial Statements), and from the Payroll Protection Program loan we received in April 2020, net of insurance premium financing note and financing lease payments. We did not finance insurance premiums for policies renewed in February 2021 or May 2021 as we had in the prior year. We voluntarily repaid the Payroll Protection Program loan and accrued interest in full in December 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For information relating to recent accounting pronouncements and the expected impact of such pronouncements on our Financial Statements, see Note 3, Summary of Significant Accounting Policies, of the Financial Statements included in Part I of this Report.

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

●	if we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates;

●	we have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future;

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

We currently have no drug products for sale and may never be able to develop and commercialize marketable drug products. Our business currently depends heavily on the successful development, manufacturing, regulatory approval and commercialization of one or more of our current CNS drug candidates, as well as, but to a more limited extent, our ability to acquire, license or produce, develop and commercialize additional product candidates. Each of our current investigational CNS drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. Any new chemical entity (NCE) we may produce through drug rescue activities will require substantial nonclinical development, all phases of clinical development, manufacturing and regulatory approval before it may be commercialized. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we or our collaborators intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

For example, the timing of planned clinical trials may be affected by supply chain disruptions experienced by certain of our CMOs as a result of the ongoing COVID-19 pandemic. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites related to the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned nonclinical and clinical trials.

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

In addition to PALISADE-1 and PALISADE-2, we will need to complete standard long-term safety study, as well as certain other smaller clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder or phobia. For PH10, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete at least one Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We do not directly control the manufacturing process or the supply or quality of materials used in the manufacturing, analysis and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials due to supply chain disruptions caused by the ongoing COVID-19 pandemic or otherwise, or successfully manufacture our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of PH94B, PH10 and AV-101 for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

We currently have limited internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not be able to create broad internal capabilities in the foreseeable future. Therefore, to market our CNS product candidates, if approved by the FDA or any other regulatory body, we must establish broad internal capabilities related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates or make contractual arrangements with third parties to perform such services, prior to market approval. If we are unable to establish adequate internal sales, marketing and distribution capabilities, or if we are unable to do so contractually on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

We are a development-stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing new therapeutic product candidates, including conducting clinical trials and other areas required for the successful development and commercialization of therapeutic products, which makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company. We currently have no approved products and no recurring revenues from product sales, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish or continue to accomplish the following fundamental objectives, either on our own or with collaborators:

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $17.9 million and $20.8 million during our fiscal years ended March 31, 2021 and 2020, respectively, and approximately $20.5 million during the six months ended September 30, 2021. At September 30, 2021, we had an accumulated deficit of approximately $240.4 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expenses, including medical education, sales and marketing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through September 30, 2021, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, the majority of which remains recorded as deferred revenue at September 30, 2021, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

If our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD is successful, unless we enter into a contractual arrangement for the commercialization of PH94B in the U.S., we expect to incur significant sales and marketing costs as we prepare to commercialize and ultimately commercialize PH94B on our own in the U.S. Even if we initiate and successfully complete the PALISADE Phase 3 Program and similar programs for our other CNS product candidates, and all of our CNS product candidates are approved for commercial sale, and despite expending substantial capital for sales and marketing costs, PH94B and our other product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We require additional financing to execute our long-term business plan.

From our inception through 2019, a substantial portion of our resources were dedicated to research and development of AV-101 and VistaStem’s stem cell technology platform. In particular, (i) for AV-101, we expended substantial resources on research and development of methods and processes relating to the production of API and drug product, IND-enabling preclinical studies, Phase 1 clinical safety studies, and a Phase 2 clinical study and (ii) for VistaStem, development of cardiac stem cell technology.

Since 2019, we have expended a considerable portion of our resources for research, development, manufacturing and regulatory expenses related to the development of PH94B, including costs related to the PALISADE Phase 3 Program, and PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing PH94B, PH10 and AV-101 on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.

At September 30, 2021, we had cash and cash equivalents of approximately $93.6 million. We believe this amount is sufficient to enable us to fund our planned operations for at least the twelve months following the issuance of the financial statements included elsewhere in this Report.

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

We may pursue private and public equity offerings, debt financings, and strategic acquisitions, collaborations and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes or in the context of strategic acquisitions, we convert or exchange certain of our outstanding securities into common stock or issue shares of common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic acquisitions, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of our common stock and our business.

We will require additional financing to fund future operations, including research and development activities for our CNS product candidates and our anticipated pre-launch and other commercialization activities, assuming our clinical development programs are successful and we receive necessary regulatory approvals from the FDA. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing security holders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing securityholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer, President and Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, and Chief Commercial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 26 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

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

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if PH94B, PH10, AV-101, or any other product candidate we or our collaborators develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Remote working arrangements driven by the COVID-19 pandemic could significantly increase the Company’s digital and cybersecurity risks.

The COVID-19 pandemic has caused us to modify our business practices. In response to mandates and/or recommendations from federal, state, and local authorities, as well as our concern for the health and safety of our employees, we temporarily closed our South San Francisco headquarters. In addition, most of our recent employee additions are geographically dispersed from our headquarters facility and routinely work remotely. Although we have recently began allowing limited in-office work at our South San Francisco headquarters, with the continuing COVID-19-driven shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Social distancing measures restricting the ability of our employees to work at our offices create an increased demand for information technology resources, and thus may increase the risk of phishing and other cybersecurity attacks as well as increase the risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value, which could adversely affect our Company's business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the recent conversion of our Series C Preferred and Series D Preferred or the future conversion of our Series A Preferred and Series B Preferred, and shares issued upon the recent or any future exercise of outstanding options and warrants for common stock, in the public market, or the perception that any such conversions, sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of 9.5 million shares of preferred stock, of which approximately 1.6 million shares are issued, outstanding and convertible into approximately 1.88 million shares of common stock as of the date of this Report, excluding shares of common stock that may be issuable in payment of accrued dividends upon conversion of our Series B Preferred. As a result, our Board could authorize the issuance of additional series of preferred stock in the future, up to a maximum of 500,000 shares, and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description

10.1	Third Amendment to Lease, by and between Bayside Area Development, LLC and VistaGen Therapeutics, Inc. dated October 14, 2021

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

Dated: November 10, 2021