Form 10-Q
period 2021-12-31
VistaGen Therapeutics, Inc.
filed 2022-02-10
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 9, 2022, 206,527,955 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended December 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2021	2021
	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$83,700,200	$103,108,300
Receivable from collaboration partner	-	40,600
Prepaid expenses and other current assets	2,936,600	835,100
Deferred contract acquisition costs - current portion	133,500	133,500
Total current assets	86,770,300	104,117,500
Property and equipment, net	452,800	367,400
Right of use asset - operating lease	2,756,800	3,219,600
Deferred offering costs	321,800	294,900
Deferred contract acquisition costs - non-current portion	133,500	234,100
Security deposits	100,900	47,800
Total assets	$90,536,100	$108,281,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948,700	$838,300
Accrued expenses	2,627,500	1,562,700
Deferred revenue - current portion	1,420,200	1,420,200
Operating lease obligation - current portion	424,100	364,800
Financing lease obligation - current portion	300	3,000
Total current liabilities	6,420,800	4,189,000

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	-	6,272,700
Deferred revenue - non-current portion	1,420,300	2,490,300
Operating lease obligation - non-current portion	2,717,200	3,350,800
Total non-current liabilities	4,137,500	12,113,800
Total liabilities	10,558,300	16,302,800

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and March 31, 2021:
Series A Preferred, 500,000 shares authorized at December 31, 2021 and March 31, 2021; no shares and 500,000 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	500
Series B Preferred; 4,000,000 shares authorized at December 31, 2021 and March 31, 2021; no shares and 1,131,669 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	1,100
Series C Preferred; 3,000,000 shares authorized at December 31, 2021 and March 31, 2021; no shares and 2,318,012 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	2,300
Series D Preferred; 2,000,000 shares authorized at December 31, 2021 and March 31, 2021; no shares and 402,149 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	400
Common stock, $0.001 par value; 325,000,000 shares authorized at December 31, 2021 and March 31, 2021; 206,644,870 shares and 180,751,234 shares issued at December 31, 2021 and March 31, 2021, respectively	206,600	180,800
Additional paid-in capital	334,655,000	315,603,100
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2021 and March 31, 2021	(3,968,100)	(3,968,100)
Accumulated deficit	(250,915,700)	(219,841,600)
Total stockholders’ equity	79,977,800	91,978,500
Total liabilities and stockholders’ equity	$90,536,100	$108,281,300

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in dollars, except share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Sublicense revenue	$357,900	$313,600	$1,070,000	$647,600
Total revenues	357,900	313,600	1,070,000	647,600
Operating expenses:
Research and development	7,966,800	3,496,100	23,637,100	7,585,500
General and administrative	2,931,300	2,116,800	8,518,800	4,776,900
Total operating expenses	10,898,100	5,612,900	32,155,900	12,362,400
Loss from operations	(10,540,200)	(5,299,300)	(31,085,900)	(11,714,800)
Other income (expenses), net:
Interest income (expense), net	5,100	600	15,300	(6,500)
Other income	-	-	-	600
Loss before income taxes	(10,535,100)	(5,298,700)	(31,070,600)	(11,720,700)
Income taxes	-	-	(3,400)	(2,600)
Net loss and comprehensive loss	$(10,535,100)	$(5,298,700)	$(31,074,000)	$(11,723,300)
Accrued dividends on Series B Preferred stock	(208,100)	(353,600)	(945,100)	(1,036,600)

Net loss attributable to common stockholders	$(10,743,200)	$(5,652,300)	$(32,019,100)	$(12,759,900)

Basic and diluted net loss attributable to common stockholders per common share	$(0.05)	$(0.07)	$(0.16)	$(0.19)

Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	202,328,683	81,086,105	195,179,267	66,551,962

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,074,000)	$(11,723,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,900	77,300
Stock-based compensation	2,078,700	1,815,900
Amortization of operating lease right of use asset	462,800	267,500
Change in operating lease liability	(574,300)	(230,700)
Expense related to write-off of deferred offering costs	232,000	-
Changes in operating assets and liabilities:
Receivable from collaboration partner	40,600	-
Prepaid expenses and other current assets	(2,101,500)	(200)
Security deposits	(53,100)	-
Deferred sublicense revenue, net of deferred contract acquisition costs	(969,400)	4,068,300
Accounts payable and accrued expenses	2,175,300	(1,066,400)
Net cash used in operating activities	(29,668,000)	(6,791,600)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(200,300)	(249,900)
Net cash used in investing activities	(200,300)	(249,900)

Cash flows from financing activities:
Net proceeds from issuance of common stock and Series D Preferred stock	-	93,675,100
Net proceeds from issuance of common stock and warrants, including option exercises	215,500	12,974,900
Net proceeds from exercise of warrants	6,207,400	808,500
Net proceeds from sale of common stock under At the Market (ATM) facility, including expenses treated as deferred offering costs	4,040,100	-
Net proceeds from sale of common stock under equity line	-	2,841,600
Proceeds from issuance of note under Payroll Protection Plan	-	224,400
Repayment of capital lease obligations	(2,800)	(2,400)
Repayment of notes payable, including Payroll Protection Plan note	-	(504,600)
Net cash provided by financing activities	10,460,200	110,017,500
Net increase (decrease) in cash and cash equivalents	(19,408,100)	102,976,000
Cash and cash equivalents at beginning of period	103,108,300	1,355,100
Cash and cash equivalents at end of period	$83,700,200	$104,331,100

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$-	$322,200
Accrued dividends on Series B Preferred	$945,100	$1,036,600
Accrued dividends on Series B Preferred settled upon conversion by issuance of common stock	$7,217,800	$124,600

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants for cash in private placement	-	-	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,201,995	6,200	2,741,300	-	-	2,747,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	28,125	-	12,600	-	-	12,600
Expenses related to S-3 registration statement for warrant shares	-	-	-	-	-	-	-	-	-	-	(29,400)	-	-	(29,400)
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(335,800)	-	-	(335,800)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	674,600	-	-	674,600

Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,126,800)	(3,126,800)

Balances at June 30, 2020	500,000	500	1,160,240	1,200	2,318,012	2,300	-	-	55,937,472	55,900	203,330,700	(3,968,100)	(205,034,200)	(5,611,700)

Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	228,000	200	113,800	-	-	114,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	100,000	100	49,200	-	-	49,300
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(347,200)	-	-	(347,200)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	410,900	-	-	410,900

Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(3,297,800)	(3,297,800)

Balances at September 30, 2020	500,000	500	1,160,240	1,200	2,318,012	2,300	-	-	74,133,722	74,100	216,444,600	(3,968,100)	(208,332,000)	4,222,600

Net proceeds from sale of common stock and Series D Preferred stock in public offering	-	-	-	-	-	-	2,000,000	2,000	63,000,000	63,000	93,582,900	-	-	93,647,900
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,447,782	1,400	722,500	-	-	723,900
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(353,600)	-	-	(353,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	730,400	-	-	730,400
Conversion of Series B Preferred stock to common and payment of accrued dividends in common stock	-	-	(28,571)	(100)	-	-	-	-	188,633	200	124,500	-	-	124,600
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	30,000	100	13,500	-	-	13,600
Net loss for the quarter ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(5,298,700)	(5,298,700)

Balances at December 31, 2020	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	2,000,000	$2,000	138,800,137	$138,800	$311,264,800	$(3,968,100)	$(213,630,700)	$93,810,700

(continued)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) Continued

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,600)	$91,978,500
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900

Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,600)	(7,744,600)
Balances at June 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	191,632,008	191,600	316,975,600	(3,968,100)	(227,586,200)	85,616,800

Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(375,200)	-	-	(375,200)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	764,500	-	-	764,500
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	3,297,777	3,300	3,141,800	-	-	3,145,100
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	1,502,378	1,500	4,256,300	-	-	4,257,800
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	43,622	-		-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	83,000	100	45,000	-	-	45,100

Net loss for quarter ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(12,794,400)	(12,794,400)

Balances at September 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	196,558,785	196,500	324,808,000	(3,968,100)	(240,380,600)	80,659,700

Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(208,100)	-	-	(208,100)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	723,800	-	-	723,800
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	2,484,246	2,500	1,950,100	-	-	1,952,600
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	15,420	-	41,300	-	-	41,300
Conversion of Series C Preferred into common stock	-	-	-	-	(2,318,012)	(2,300)	-	-	2,318,012	2,300	-	-	-	-
Conversion of Series B Preferred into common stock, including common stock issued in payment of accrued dividends	-	-	(1,131,669)	(1,100)	-	-	-	-	4,427,447	4,400	7,214,500	-	-	7,217,800
Conversion of Series A Preferred into common stock	(500,000)	(500)	-	-	-	-	-	-	750,000	800	(300)	-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	50,000	100	57,900	-	-	58,000
Sale of common stock pursuant to 2019 Employee Stock									40,960	-	67,800	-	-	67,800
Purchase Plan	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for quarter ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(10,535,100)	(10,535,100)
Balances at December 31, 2021	-	$-	-	$-	-	$-	-	$-	206,644,870	$206,600	$334,655,000	$(3,968,100)	$(250,915,700)	$79,977,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a late-stage clinical biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray (PH94B), PH10 Nasal Spray (PH10) and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program long-term safety study is underway, as are advanced preparations for additional small clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD as early as 2023 should our PALISADE Phase 3 Program be successful. In addition, our exploratory Phase 2A clinical program for PH94B, which is designed to assess its therapeutic potential in anxiety disorders beyond SAD, is now underway, with an initial focus on adults experiencing Adjustment Disorder with Anxiety (AjDA). We are preparing to expand this program in 2022 by initiating Phase 2A biomarker studies as an initial step in assessing PH94B’s potential in each of procedural anxiety and post-traumatic stress disorder. We are also preparing to initiate our postpartum anxiety program for PH94B with a Phase 1 lactation study to assess whether PH94B is excreted to breast milk.

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

We have also initiated exploratory Phase 1B clinical development of AV-101 in combination with probenecid to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a first-in-class synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray designed to be administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, we believe PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. With its unique mechanism of action, which is distinct from other anxiolytic agents, throughout clinical development of PH94B to date, very few CNS‑related adverse events (AEs), no abuse-related AEs, and no drug-related serious adverse events (SAEs) have been reported. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for AjDA, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for treatment of SAD.

PH10 is a synthetic investigational neurosteroid, which also was developed from proprietary compounds called pherines. Its novel, rapid-onset potential mechanism of action (MOA) is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10 is administered at microgram-level doses as an odorless nasal spray. PH10 engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10 is designed to engage peripheral chemosensory receptors in the nasal passages that trigger a subset of neurons in the main OB that stimulate neurons in the limbic amygdala. This, in turn, is believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting stand-alone treatment for MDD. We believe PH10 also has potential to be developed as a novel treatment for several other depression-related disorders.

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We have recently commenced a study designed to evaluate AV-101 in combination with probenecid in an exploratory Phase 1B drug-drug interaction clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2022, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $250.9 million accumulated from inception ( May 1998) through December 31, 2021. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101 and prepare for commercialization opportunities for our product candidates.

Since our inception in May 1998 through December 31, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.5 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

During the nine months ended December 31, 2021, holders of outstanding warrants to purchase an aggregate of 7,298,791 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million.

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. In September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. Refer to Note 8, Capital Stock, for additional information about the Sales Agreement and matters related to sales of common stock under the ATM.

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63.0 million shares of our common stock at a public offering price of $0.92 per share and 2.0 million shares of our newly authorized Series D Convertible Preferred Stock, par value $0.001 (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred were convertible into 46.0 million shares of common stock, and all shares of Series D Preferred were converted into common stock by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

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

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As disclosed above, during the nine months ended December 31, 2021, we received an additional $6.2 million in cash proceeds from the exercise of outstanding warrants and approximately $4.45 million in gross cash proceeds from the sale of our common stock under the Sales Agreement. Although we had cash and cash equivalents of approximately $83.7 million at December 31, 2021, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the United States, for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance and complete our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our exploratory clinical program for PH94B in a series of small studies to advance our understanding of its therapeutic potential in anxiety disorders beyond SAD, (iii) complete preparations for and initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to enhance our understanding of its therapeutic potential in certain neurological disorders, (v) conduct various nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program in SAD prove successful.

As we have been in the past, we expect that, when necessary and advantageous, we will be successful in obtaining additional financial resources to fund our planned operations through (i) the potential issuance of debt securities or sales of our equity securities in one or more (ii) public offerings, including strategic transactions under the Sales Agreement, (iii) private placements, (iv) the exercises of some or all of the currently outstanding 9,307,858 warrants prior to their expiration, and/or (v) in strategic licensing collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

In addition to the potential issuance of debt securities or sale of our equity securities, we may also seek to enter into research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development and potential commercialization of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs as well as our clinical and nonclinical programs and pre-launch commercialization initiatives.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. These Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

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

Revenue Recognition

We generate revenue from collaborative research and development arrangements and licensing and technology transfer agreements, including strategic licenses or sublicenses. Until such time as we commence commercial sales of any of our product candidates following successful development, clinical and regulatory approval, we expect that our primary source of revenue beginning from the quarter ended September 30, 2020 will be from the AffaMed Agreement involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In addition, we are also party to an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a subsidiary of Bayer AG (BlueRock), pursuant to which BlueRock received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. As a result Bayer AG holds the rights to develop and commercialize our hPSC technologies relating to the production of heart cells for the treatment of heart disease (the Bayer Agreement). To date, we have recognized $1.25 million of sublicense revenue received pursuant to the Bayer Agreement, recorded in the third quarter of our fiscal year ended March 31, 2017.

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

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At December 31, 2021, we have recorded deferred revenue of $2,840,500. The following table presents changes in our contract liabilities for the nine months ended December 31, 2021:

	Balance at March 31, 2021	Additions	Deductions	Balance at December 31, 2021
Deferred Revenue - current portion	$1,420,200	$-	$-	$1,420,200
Deferred Revenue - non-current portion	2,490,300	-	(1,070,000)	1,420,300
Total	$3,915,500	$-	$(1,070,000)	$2,840,500

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three and nine months ended December 31, 2021, we recognized $357,900 and $1,070,000, respectively, as revenue related to the AffaMed Agreement, compared to $313,600 and $647,600 for the three- and nine-month periods ended December 31, 2020, respectively.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense has been included in general and administrative expenses in our Condensed Consolidated Statement of Operations and Comprehensive Loss. In the three and nine months ended December 31, 2021, we amortized $33,600 and $100,600, respectively to general and administrative expense in recognition of the services performed under the arrangement. We amortized $29,500 and $60,900 for the three and nine months ended December 31, 2020, respectively. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the nine months ended December 31, 2021.

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	December 31, 2021
Deferred Contract Acquisition Costs - current portion	$133,500	$-	$-	$133,500
Deferred Contract Acquisition Costs - non-current portion	234,100		(100,600)	133,500
Total	$367,600	$-	$(100,600)	$267,000

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Research and development expense	$281,800	$218,900	$836,200	$567,900
General and administrative expense	442,000	511,500	1,242,500	1,248,000
Total stock-based compensation expense	$723,800	$730,400	$2,078,700	$1,815,900

Expense amounts reported above include $14,400 and $31,100 in research and development expense for the three and nine months ended December 31, 2021, respectively, and $6,000 and $14,600 in general and administrative expense for the three and nine months ended December 31, 2021, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP). Expense amounts reported above include $1,400 and $5,200 in research and development expense for the three and nine months ended December 31, 2020, respectively, and $1,300 and $4,100 in general and administrative expense for the three and nine months ended December 31, 2020, respectively, attributable to the 2019 ESPP.

At our Annual Meeting of Stockholders held on September 17, 2021, our stockholders approved an amendment and restatement of our 2019 Omnibus Equity Incentive Plan (the Amended 2019 Plan) which made certain changes to our 2019 Omnibus Equity Incentive Plan, including increasing the number of shares of our common stock authorized for issuance thereunder from 7.5 million shares to 18.0 million shares. During the nine months ended December 31, 2021, we granted from the Amended 2019 Plan and its predecessor options to purchase an aggregate of 1,690,000 shares of our common stock at exercise prices at or above the closing market price of our common stock on each respective date of grant, 1,275,000 of which were granted to newly-hired employees, 225,000 of which were granted to three new independent members of our Board of Directors (the Board), and 190,000 of which were granted to consultants. The options granted to newly hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. Options granted to new members of the Board and certain consultants vest ratably over a period of twelve months. Options granted to one consultant vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next two years We valued the options granted during the nine months ended December 31, 2021 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$2.56	$1.80	to	$3.33
Exercise price per share	$2.56	$1.80	to	$3.33
Risk-free interest rate	1.09%	0.78%	to	1.39%
Expected term in years	5.92	5.27	to	6.16
Volatility	82.08%	80.05%	to	83.48%
Dividend rate	0.0%		0.0%
Shares granted	1,690,000

Fair Value per share	$1.77

During the nine months ended December 31, 2021, grantees exercised options to purchase an aggregate of 324,449 shares of our common stock at a weighted average exercise price of $0.82 per share and we received cash proceeds of $116,000. Certain of the exercises were on a net issuance basis as permitted by the option plans and we issued an aggregate of 274,950 shares of our common stock pursuant to the exercises. At December 31, 2021, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our Amended 2019 Plan to purchase 15,903,139 shares of our common stock at a weighted average exercise price of $1.48 per share. At that date, there were also 10,803,157 shares of our common stock available for future issuance under the Amended 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

Loss per Common Share

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual of dividends on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred), by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive. As described in greater detail in Note 8, Common Stock, during the quarter ended December 31, 2021, the custodial holder of all outstanding shares of our Series A Convertible Preferred Stock (Series A Preferred), Series B 10% Convertible Preferred Stock (Series B Preferred), and Series C Convertible Preferred Stock (Series C Preferred) exercised its conversion rights and we issued shares of common stock upon conversion. The holders of our Series D Convertible Preferred Stock (Series D Preferred) outstanding at March 31, 2021 exercised their conversion rights during the quarter ended June 30, 2021.

As a result of our net loss for all periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At December 31,	At March 31,
	2021	2021

Series A Preferred stock issued and outstanding (1)	-	750,000

Series B Preferred stock issued and outstanding (2)	-	1,131,669

Series C Preferred stock issued and outstanding (3)	-	2,318,012

Series D Preferred stock issued and outstanding (4)	-	9,249,427

Outstanding options under the Company's Amended and Restated 2016 Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan	15,903,139	14,638,088

Outstanding warrants to purchase common stock	9,307,858	19,362,532

Total	25,210,997	47,449,728

(1) Based on exchange in November 2021 under the terms of the October 11, 2012 Note Exchange and Purchase Agreement, as amended

(2)  Based on exchange in November 2021 under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015. March 31, 2021 figure excludes shares of unregistered common stock issuable in payment of dividends on Series B Preferred upon conversion; 3,295,778 unregistered shares of common stock were issued in payment of accrued dividends upon conversion.

(3) Based on exchange in October 2021 under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016
(4) Based on exchanges under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, effective December 21, 2020.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $80,090,200 and $90,074,700 held in money market funds and classified as cash equivalents at December 31, 2021 and March 31, 2021, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at December 31, 2021 or March 31, 2021.

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

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	December 31,	March 31,
	2021	2021

Clinical and nonclinical materials and contract services	$2,605,900	$686,900
Insurance	253,100	121,800
All other	77,600	26,400
	$2,936,600	$835,100

Note 6. Property and Equipment

Property and equipment is composed of the following:

	December 31,	March 31,
	2021	2021

Laboratory equipment	$1,181,300	$1,003,800
Tenant improvements	214,400	214,400
Office furniture and equipment	76,200	92,100
Manufacturing equipment	211,200	211,200
	1,683,100	1,521,500
Accumulated depreciation and amortization	(1,230,300)	(1,154,100)
Property and equipment, net	$452,800	$367,400

We recorded depreciation and amortization expense of $43,700 and $114,900 for the three and nine months ended December 31, 2021, respectively, compared to $26,400 and $77,300 for the three and nine months ended December 31, 2020, respectively. During the nine months ended December 31, 2021, we have purchased certain analytical and laboratory equipment used in connection with the development and manufacture of PH94B drug product and other research projects. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	December 31,	March 31,
	2021	2021

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(14,600)	(12,400)
Net book value of office equipment subject to financing lease	$100	$2,300

Note 7.  Accrued Expenses

Accrued expenses are composed of the following:

	December 31,	March 31,
	2021	2021

Accrued expenses for clinical and nonclinical materials, development and contract services	$397,850	$1,449,400
Accrued compensation	2,150,000	-
Accrued professional services	79,650	85,500
All other	-	27,800
	$2,627,500	$1,562,700

Note 8.  Capital Stock

Conversion of Series A, Series B, Series C and Series D Preferred Stock

In October 2021, the custodial holder of 2,318,012 outstanding shares of our Series C Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Preferred Stock and we issued 2,318,012 unregistered shares of our common stock.

In November 2021, the custodial holder of 500,000 outstanding shares of our Series A Preferred exercised its rights for conversion into common stock under the terms of the October 11, 2012 Note Exchange and Purchase Agreement and we issued 750,000 unregistered shares of our common stock.

Also in November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock, of which 394,523 shares were registered and 737,146 were unregistered. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% payable-in-kind dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends.

As described in Note 2, Basis of Presentation, in connection with the December 2020 Public Offering, we issued an aggregate of 2.0 million shares of Series D Preferred which shares were convertible into an aggregate of 46.0 million shares of common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding. During April 2021, the remaining investors in the December 2020 Public Offering converted their outstanding shares of Series D Preferred into an aggregate of 9,249,427 registered shares of common stock.

As a result of the preceding transactions, at December 31, 2021, and as of the date of this Report, there are no shares of preferred stock outstanding.

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

In transactions occurring in September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any additional shares of our common stock under the ATM from October 2, 2021 through the date of this Report. We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and December 31, 2021, we incurred legal fees and accounting expenses aggregating approximately $276,500 in connection with the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Exercise and Expiration of Warrants

During the nine months ended December 31, 2021, holders of outstanding warrants exercised such warrants to purchase an aggregate of 7,298,791 shares of our common stock and we received cash proceeds of approximately $6,207,400. On May 16, 2021, outstanding warrants to purchase 2,705,883 shares of our common stock at an exercise price of $5.30 per share expired unexercised. During the nine months ended December 31, 2020, holders of outstanding warrants exercised such warrants to purchase an aggregate of 228,000 shares of our common stock and we received cash proceeds of $114,000.

Stock Option Exercises and ESPP Purchases

During the nine months ended December 31, 2021, certain holders of outstanding stock options exercised such options to purchase an aggregate of 324,449 shares of our common stock and we received cash proceeds of $116,000. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 274,950 shares of our common stock pursuant to the exercises. There were no option exercises during the nine months ended December 31, 2020. On June 30, 2021 and December 31, 2021, our 2019 ESPP completed offering periods pursuant to which we issued 16,251 shares and 40,960 shares of common stock and received proceeds of $31,600 and $67,800, respectively. On June 30, 2020 and December 31, 2020, our 2019 ESPP completed offering periods pursuant to which we issued 28,125 shares and 30,000 shares of common stock and received proceeds of $12,600 and $13,600, respectively.

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

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of December 31, 2021. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at December 31, 2021 is $1.47 per share.

		Warrants Outstanding
Exercise		and Exercisable at
Price	Expiration	December 31,
per Share	Date	2021

$0.50	12/9/2022	1,000,000
$0.73	7/25/2025	370,544
$0.805	12/31/2022	76,859
$1.50	2/28/2022 to 12/13/2022	6,821,243
$1.70	10/5/2022	12,162
$1.82	3/7/2023	880,050
$7.00	3/3/2023	147,000
		9,307,858

At December 31, 2021, substantially all of the shares of common stock underlying the outstanding warrants, except those having an exercise price of $7.00 per share, have been registered for resale by the warrant holders. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

Consulting Agreement

During the quarter ended December 31, 2021, we entered into a consulting agreement with one of the independent members of our Board to assist us in developing a phase-appropriate research and development human resources staffing plan to support our development of PH94B, PH10 and AV-101. We recorded expense of $6,800 during the quarter ended December 31, 2021 related to this agreement and an accounts payable balance of $1,800 at December 31, 2021.

Consulting Agreement

During the nine months ended December 31, 2020, we engaged a consulting firm headed by one of the then-independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $20,000 and $48,000 for the three and nine months ended December 31, 2020, respectively. In May 2021, that Board member ceased to be independent upon acceptance of a position as our Chief Commercial Officer while remaining a member of our Board. We have not engaged in business with the related consulting firm in the current fiscal year prior to or subsequent to the acceptance of employment by our Chief Commercial Officer. We recorded accounts payable and accrued expenses to the consulting firm of $20,000 at December 31, 2020 and no amounts payable at March 31, 2021 or December 31, 2021 to the consulting firm.

Note 10. Commitments and Contingencies

Operating Lease

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that was set to expire on July 31, 2022 but which provided an option to renew for an additional five years at then-current market rates. On October 14, 2021, we entered into an amendment to the lease (the Lease Amendment), pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. Consistent with the guidance in ASC 842, beginning April 1, 2019, we recorded this lease in our Condensed Consolidated Balance Sheet as an operating lease. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease for the period of the Lease Amendment was reasonably probable at the time we adopted ASC 842. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet:

	As of December 31, 2021	As of March 31, 2021
Assets
Right of use asset – operating lease	$2,756,800	$3,219,600

Liabilities
Current operating lease obligation	$424,100	$364,800
Non-current operating lease obligation	2,717,200	3,350,800
Total operating lease liability	$3,141,300	$3,715,600

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020

Operating lease cost	$79,800	$207,300	$526,300	$627,400

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as indicated in the table below. Cash payments related to variable lease costs are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below.

Fiscal Years Ending March 31,
2022 (remaining three months)	$169,000
2023	676,000
2024	689,500
2025	710,200
2026	731,500
Thereafter	1,007,000
Total lease expense	3,983,200
Less imputed interest	(841,900)
Present value of operating lease liabilities	$3,141,300

The remaining lease term, including the assumed five-year extension at the expiration of the current lease period, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of December 31, 2021
Assumed remaining lease term in years	5.58
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$637,800	$590,600

During the nine months ended December 31, 2021, we recorded no new right of use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 each for the three months ended December 31, 2021 and 2020, and $10,600 each for the nine months ended December 31, 2021 and 2020, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight Therapeutics, Inc. (now AffaMed Therapeutics, Inc.)

On June 24, 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc. (EverInsight). Subsequent to entering into the agreement with EverInsight, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight as AffaMed and the agreement originally entered into with EverInsght as the AffaMed Agreement. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the U.S. and throughout the rest of the world.

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

During the three and nine months ended December 31, 2021, we recognized $357,900 and $1,070,000, respectively, as sublicense revenue under the AffaMed Agreement compared to $313,600 and $647,600 for the three and nine months ended December 31, 2020, respectively. At December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $2,840,500 which will be recognized as revenue as the services are completed. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Changes to these estimates, if any, will be recorded on a cumulative catch-up basis. We currently estimate that we will complete our performance obligations at the end of calendar 2023.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matter requiring disclosure:

Grant of Options from 2019 Plan

From January 1, 2022 through the date of this Report, we have granted options to purchase 225,000 shares of our common stock under the terms of our Amended 2019 Plan to newly-hired employees. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter.

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

Business Overview

We are a late-stage clinical biopharmaceutical company committed to developing and commercializing a new generation of medicines with potential to go beyond the current standard of care for widespread anxiety, depression and other central nervous system (CNS) disorders. Our CNS pipeline includes three clinical-stage CNS product candidates, PH94B Nasal Spray (PH94B), PH10 Nasal Spray (PH10) and AV-101, each with a differentiated profile, favorable safety results observed in all clinical studies to date and therapeutic potential in multiple CNS indications.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program long-term safety study is underway, as are advanced preparations for additional small clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD as early as  2023 should our PALISADE Phase 3 Program be successful. In addition, our exploratory Phase 2A clinical program for PH94B, which is designed to assess its therapeutic potential in anxiety disorders beyond SAD, is now underway, with an initial focus on adults experiencing Adjustment Disorder with Anxiety (AjDA). We are preparing to expand this program in 2022 by initiating Phase 2A biomarker studies as an initial step in assessing PH94B’s potential in each of procedural anxiety and post-traumatic stress disorder. We are also preparing to initiate our postpartum anxiety program for PH94B with a Phase 1 lactation study to assess whether PH94B is excreted to breast milk.

PH10 is being developed as a stand-alone treatment for multiple depression disorders. Exploratory Phase 2A clinical development of PH10 for major depressive disorder (MDD) has been completed. Based on the positive results demonstrated in that study, we are now preparing for planned Phase 2B clinical development of PH10 in MDD.

We are also preparing to initiate exploratory Phase 1B clinical development of AV-101 in combination with probenecid to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B is a first-in-class synthetic investigational neurosteroid developed from proprietary compounds called pherines. With its novel mechanism of action, PH94B is an odorless nasal spray designed to be administered at microgram-level doses to achieve rapid-onset anti-anxiety, or anxiolytic, effects. The pharmacological activity of PH94B is fundamentally differentiated from that of all FDA-approved anti-anxiety drugs, including all antidepressants approved by the U.S. Food and Drug Administration (FDA) for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. PH94B engages peripheral chemosensory receptors in nasal passages that trigger a subset of neurons in the main olfactory bulbs (OB) at the base of the brain. The OB neurons then stimulate inhibitory GABAergic neurons in the limbic amygdala, decreasing the activity of the sympathetic nervous system, and facilitating fear extinction activity of the limbic-hypothalamic system, the main fear and anxiety center in the brain, as well as in other parts of the brain. Importantly, we believe PH94B, even at microgram-level doses, does not require systemic uptake and distribution to produce its rapid-onset anti-anxiety effects. With its unique mechanism of action, which is distinct from other anxiolytic agents, throughout clinical development of PH94B to date, very few CNS‑related adverse events (AEs), no abuse-related AEs, and no drug-related serious adverse events (SAEs) have been reported. Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. We believe PH94B also has potential to be developed as a novel treatment for additional indications including adjustment disorder with anxiety, postpartum anxiety, post-traumatic stress disorder, procedural anxiety, panic and other anxiety disorders. PH94B has been granted Fast Track designation status by the FDA for development for treatment of SAD.

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

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. However, unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are currently preparing to evaluate AV-101 in combination with probenecid in an exploratory Phase 1B drug-drug interaction clinical study. The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain (NP).

Subsidiaries

As noted above, VistaStem Therapeutics, a California corporation, is our wholly-owned subsidiary. Our Condensed Consolidated Financial Statements in this Report (also referred to herein as the Financial Statements) also include the accounts of VistaStem and VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since we entered into the AffaMed Agreement with respect to PH94B in June 2020 and the Bayer Agreement with respect to cardiac stem cell technology in December 2016, those agreements have provided initial, non-dilutive cash payments, but no recurring revenues, although we may potentially receive additional cash payments and royalties under such agreements in the future, in the event certain performance-based milestones and commercial sales are achieved. Since acquiring our exclusive worldwide licenses to our intranasal investigational product candidates, PH94B and PH10, in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of such product candidates, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical and clinical studies focused on potential commercialization of these product candidate for neuropsychiatry indications. For example, with respect to PH94B, during 2021 we initiated our PALISADE Phase 3 Program for the acute treatment of anxiety in adults with SAD, and with respect to PH10, we conducted and are continuing to conduct various preclinical studies and manufacturing activities intended to enable commencement of a Phase 2B clinical study of PH10 as a stand-alone treatment for MDD in 2022. In addition, we have devoted substantial resources to advance initiatives related to research, development and contract manufacturing of our oral prodrug candidate, AV-101, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as several preclinical studies and clinical studies focused on potential commercialization of AV-101 in several CNS indications. For example, our current focus on AV-101 is in combination with probenecid which may provide the potential for a new oral treatment alternative for certain CNS indications involving the NMDAR. Also, from-time-to-time, although not during the period covered by this Report, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue-related initiatives, in addition to creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. At December 31, 2021, we had an accumulated deficit of approximately $250.9 million. Our net loss for the nine months ended December 31, 2021 and 2020 was approximately $31.1 million and $11.7 million, respectively. We expect losses to continue through our fiscal year ending March 31, 2022 (Fiscal 2022) and for the foreseeable future, primarily as we engage in further research, development and commercialization activities related to PH94B, PH10 and AV-101.

Summary of the Nine Months December 31, 2021

In December 2020, we completed a $100 million underwritten public offering (the December 2020 Public Offering) of our securities, from which, after deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $93.6 million. Combined with financing and development and commercialization partnering transactions completed earlier in our fiscal year ended March 31, 2021 (Fiscal 2021), aggregating an additional approximately $25 million, and warrant exercises and other financing activities through December 31, 2021 in our current fiscal year, aggregating approximately $10.7 million, our financial position has permitted us to advance and accelerate an important stream of potential catalysts across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD and, if Phase 3 development is successful, potential submission of a PH94B New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and potential U.S. market approval of PH94B for the acute treatment of anxiety in adults with SAD.

From an operational perspective, throughout calendar 2021 and through the date of this Report, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) exploratory Phase 2A clinical development of PH94B in anxiety disorders beyond SAD, (iii) Phase 2B development of PH10 as a potential stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid as a potential treatment for multiple CNS indications. Notably, we initiated our PALISADE Phase 3 Program for PH94B in SAD with the commencement of PALISADE-1 in May 2021 and PALISADE-2 in August 2021. Each is a U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with SAD. Each of the studies is being conducted across various sites in the U.S., with a combined target of approximately 400 randomized subjects. Dr. Michael Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is serving as Principal Investigator of both studies. Topline results from PALISADE-1 are anticipated in mid-2022 and those from PALISADE-2 later in 2022. In addition to the initiation of PALISADE-1 and PALISADE-2, during the nine months ended December 31, 2021, we initiated the PALISADE Long-term Safety Study and advanced our planned exploratory Phase 2A clinical program for PH94B with the initiation of our Phase 2A clinical study in adults experiencing AjDA. We are continuing preparations for additional clinical trials of PH94B and PH10 that we plan to commence in calendar 2022. Further, we continue to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our CNS product candidates in the U.S. and foreign markets.

To advance these initiatives, beginning in the first quarter of calendar 2021 and continuing to the present, we have significantly expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, commercial operations, contracts and corporate affairs, development operations, and investor and public relations. Between April 2021 and July 2021, we filled vacancies on our Board created, in part, by the departure of two of our long-term Board members, by appointing three new independent members to our Board. We believe these appointments increase our Board’s diversity and expand its expertise in multiple areas, including among others, communications, drug development, regulatory affairs, product commercialization and marketing.

Throughout Fiscal 2021 and through the date of this Report, strains of SARS-CoV-2, commonly referred to as COVID-19 and multiple  variants of the virus, have spread globally and the outbreak has been declared a pandemic by the World Health Organization and a public health emergency in the U.S. by the U.S. Secretary of Health and Human Services. Operations at our headquarters in South San Francisco were significantly curtailed during Fiscal 2021 and throughout the quarter ended September 30, 2021, and, to some extent, periodically thereafter, while state and local restrictions required remote working conditions. Most of our recent employee additions are geographically located away from our headquarters facility in South San Francisco and routinely work remotely. Our employees have worked efficiently and productively while remotely-located and working from home whether as a result of the COVID-19 pandemic or otherwise. From time to time during the COVID-19 pandemic, however, the efficiency and productivity of certain preclinical and clinical development programs and our third-party collaborators, including, among others, contract research and development organizations (CROs), contract manufacturing organizations (CMOs) and other third-party service providers have been, and may be in the future, impacted by prevailing surges in the spread of variants of COVID-19, such as spreads induced by the Delta and Omicron variants during Fiscal 2021 and Fiscal 2022, shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10, as well as temporary disruptions in the availability of third-party personnel and others involved in the conduct of our preclinical and clinical programs. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

From a financial perspective, in addition to the December 2020 Public Offering, between December 2020 and December 31, 2021, holders of outstanding warrants to purchase an aggregate of 13,695,093 shares of our common stock exercised such warrants and we received cash proceeds of approximately $11,132,200, including exercises of warrants to purchase 7,298,791 shares for cash proceeds of $6,207,400 during the nine months ended December 31, 2021. Additionally, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. In September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any shares under the ATM from October 2, 2021 through the date of this Report. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings, including under the ATM with Jefferies, from time to time. Further, we were added to the Russell 2000® Index at the conclusion of the 2021 Russell Indexes annual reconstitution at the end of June 2021. The Russell 2000® Index is one of the most cited performance benchmarks for small-cap companies and is widely used by investment managers and institutional investors as the basis for index funds and as a benchmark for active investment strategies. We believe our inclusion in the Russell 2000® Index has increased and will continue to increase overall awareness and exposure of the Company by introducing us to a wider investor audience.

Results of Operations

Comparison of Three Months Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended December 31, 2021 (Q3 FY 2022) and December 31, 2020 (Q3 FY 2021) (amounts in thousands).

	Three Months Ended December 31,
	2021	2020

Sublicense revenue	$358	$314
Operating expenses:
Research and development	7,967	3,496
General and administrative	2,931	2,117
Total operating expenses	10,898	5,613

Loss from operations	(10,540)	(5,299)

Interest income, net	5	1

Loss before income taxes	(10,535)	(5,298)
Income taxes	-	-

Net loss	(10,535)	(5,298)
Accrued dividends on Series B Preferred Stock	(208)	(354)
Net loss attributable to common stockholders	$(10,743)	$(5,652)

Revenue

We recognized approximately $358,000 in sublicense revenue pursuant to the AffaMed Agreement in Q3 FY 2022 compared to approximately $314,000 in Q3 FY 2021. As described more completely in Note 11 to the Financial Statements, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to continue to recognize revenue pursuant to this license fee payment in future periods during Fiscal 2022 and thereafter, as described in Note 11 to the Financial Statements. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $4.5 million, from $3.5 million to $8.0 million for Q3 FY 2021 and Q3 FY 2022, respectively. Expenses related to preparing for and conducting our PALISADE Phase 3 Program for PH94B, including the continuation of our ongoing PALISADE-1 and PALISADE-2 clinical trials in SAD, as well as the initiation of our ongoing PALISADE Long-term Safety Study and our Phase 2A study of PH94B for treatment of AjDA, and the continuation of nonclinical and preclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for increased expenses of approximately $3.1 million during Q3 FY 2022 compared to expenses in Q3 FY 2021. Salaries and benefits expense for Q3 FY 2022 increased by approximately $0.8 million versus expense in Q3 FY 2021 primarily due to the hiring of multiple personnel during Fiscal 2022. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $228,000 and $238,400 for Q3 FY 2022 and Q3 FY 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2021	2020

Salaries and benefits	$1,414	$652
Stock-based compensation	281	219
Consulting and other professional services	278	124
Technology licenses and royalties	187	176
Clinical and nonclinical studies and development expenses:
PH94B and PH10	5,174	2,074
AV-101	474	99
All other	47	4
	5,695	2,177
Rent	55	135
Depreciation	30	13
All other	27	-

Total Research and Development Expense	$7,967	$3,496

The increase in salaries and benefits expense for Q3 FY 2022 primarily reflects approximately $913,000 attributable to the addition of senior management across multiple functional areas, including chemistry, manufacturing and controls, clinical operations, clinical research, pharmacovigilance, biostatistics and clinical analytics, development operations, regulatory affairs and translational medicine, as well as other R&D personnel during the period from December 2020 through December 2021. Also contributing to the increase is the impact of salary increases effective beginning in January 2021 granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and certain members of our scientific staff. Q3 FY2021 expense includes approximately $283,000 attributable to bonus payments made in December 2020 to our CMO, CSO and scientific staff. Q3 FY2022 expense reflects a minor adjustment to accruals made earlier in Fiscal 2022 for estimated additional compensation expense resulting from the achievement of certain core corporate objectives during the 2021 calendar year. Payments to R&D officers and employees for achievement of calendar 2021 objectives was made in February 2022.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, certain members of our scientific staff and certain clinical and scientific consultants since May 2019, in addition to grants to new senior management and other employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 are fully vested and amortized at December 31, 2021. Grants awarded after December 31, 2020, including those granted to new employees, account for approximately $171,000 of expense in Q3 FY 2022, offset by the expense reduction compared to Q3 FY 2021 of approximately $44,000 attributable to certain options granted between October 2018 and May 2020 that became fully vested and amortized prior to December 31, 2021 and the expense reduction of approximately $77,000 attributable to options granted on December 30, 2020 as 25% vested at time of grant.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our PH94B and PH10 development initiatives. Q3 FY 2022 expense also includes contract recruiting services for certain specialized R&D positions.

Technology license and royalties expense primarily reflects legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not necessarily occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also with respect to our PH94B and PH10 intellectual property portfolios.

The significant increase in PH94B and PH10 project expenses for Q3 FY 2022 compared to Q3 FY 2021 results primarily from the initiation and advancement of our ongoing PALISADE Phase 3 Program, specifically, our ongoing PALISADE-1 and PALISADE-2 clinical trials, and our PALISADE Long-term Safety Study, as well as the initiation of our exploratory ongoing Phase 2A clinical trial of PH94B in AjDA and preclinical development activities for PH94B and PH10. In both periods, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 in the each of the periods presented. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Q3 FY 2022 expense also includes the impact of initiating our exploratory Phase 1B AV-101 and probenecid clinical trial. We are actively preparing for and advancing other clinical and nonclinical studies involving PH94B, PH10 and AV-101 in combination with probenecid.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $0.8 million to approximately $2.9 million for Q3 FY 2022, compared to approximately $2.1 million for Q3 FY 2021 primarily due to continued initiatives related to customary pre-commercialization market research studies and analyses for PH94B. Noncash general and administrative expense, approximately $445,000 in Q3 FY 2022, decreased from approximately $557,000 in Q3 FY 2021, primarily due to a decrease in current year stock-based compensation for the quarter. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2021	2020
Salaries and benefits	$842	$919
Stock-based compensation	442	511
Board fees and other consulting services	95	92
Legal, accounting and other professional fees	175	135
Investor and public relations	179	171
Pre-launch marketing studies and analyses	846	-
Insurance	150	116
Travel expenses	18	-
Sublicense contract amortized acquisition expense	34	29
Rent and utilities	63	87
All other expenses	87	57
	$2,931	$2,117

The decrease in salaries and benefits expense for Q3 FY 2022 primarily reflects (i) the addition of our Chief Commercial Officer in May 2021, our Vice President, Strategic Insights and Analytics in November 2021 and our Vice President, Investor Relations and two other senior administrative employees during Fiscal 2022, for an aggregate impact of approximately $294,000; (ii) salary increases effective beginning in January 2021 granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff aggregating approximately $121,000; and (iii) an increase of approximately $143,000 to accruals made earlier in Fiscal 2022 for estimated additional compensation expense resulting from the achievement of certain core corporate objectives during the 2021 calendar year, offset by December 2020 (Q3 FY 2020) bonus payments to legacy employees aggregating approximately $574,000. Payments to G&A officers and employees for achievement of calendar 2021 objectives was made in February 2022.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 are fully vested and amortized at December 31, 2021. Grants awarded after December 31, 2020, including those granted to new employees, account for approximately $250,000 of expense in Q3 FY 2022, offset by the expense reduction compared to Q3 FY 2021 of approximately $144,000 attributable to certain options granted between June 2016 and October 2020 that became fully vested and amortized prior to December 31, 2021 and the expense reduction of approximately $174,000 attributable to options granted on December 30, 2020 as 25% vested at time of grant.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of the current fiscal year, increasing payments to reflect current market conditions, and, as noted previously, added three new independent Board members during the current fiscal year. Q3 FY 2021 expense also includes consulting fees for early-stage commercial market analyses of both PH94B and PH10.

Legal, accounting and other professional fees for both periods include expenses related to routine legal advisory services as well as accounting services related to the quarterly review of our current year financial statements. Expense for Q3 FY 2022 also includes the cost of certain outsourced financial and accounting services as well as for an expanded service level from our information technology service provider, both of which commenced in Q1 FY 2022.

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

During Q3 FY 2022, we incurred expenses for a number of customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors’ and officers’ liability insurance upon renewal of our policy in May 2021.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during both periods presented, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, have generally occurred remotely without requiring in-person business travel by our executives. We have incurred nominal travel expenses in the current fiscal year for attendance at seminars, and for vendor audits and clinical trial site visits as conditions have permitted.

Beginning in Q2 FY 2021, in connection with our recognition of revenue under the AffaMed Agreement, we also began to amortize the deferred contract acquisition costs related to our acquisition of that agreement. Such costs were composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin Pharmaceuticals, Inc. (Pherin), and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. We amortized approximately $34,000 and $29,000 of contract acquisition costs in Q3 FY 2022 and Q3 FY2021, respectively.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Interest and Other Expenses

Interest income, net totaled approximately $5,000 for Q3 FY 2022, compared to approximately $1,000 for Q3 FY 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2021	2020

Interest income	$5	$4
Interest expense on financing lease, insurance premium financing notes and Payroll Protection Program loan (2020)	-	(3)

Interest income, net	$5	$1

For both periods reported, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Interest expense for Q3 FY 2021 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and to interest accrued on the Payroll Protection Program loan we received in April 2020. Following the closing of the December 2020 Public Offering, in December 2020, we voluntarily repaid in full the principal and accrued interest on the Payroll Protection Program loan. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized approximately $208,000 and $354,000 for Q3 FY 2022 and Q3 FY 2021, respectively, attributable to the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Comparison of Nine Months Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended December 31, 2021 and 2020 (amounts in thousands).

	Nine Months Ended December 31,
	2021	2020

Sublicense revenue	$1,070	$648
Operating expenses:
Research and development	23,637	7,586
General and administrative	8,519	4,777
Total operating expenses	32,156	12,363

Loss from operations	(31,086)	(11,715)

Interest income (expense), net	15	(6)
Other income	-	1

Loss before income taxes	(31,071)	(11,720)
Income taxes	(3)	(3)

Net loss	(31,074)	(11,723)
Accrued dividend on Series B Preferred Stock	(945)	(1,037)
Net loss attributable to common stockholders	$(32,019)	$(12,760)

Revenue

We recognized approximately $1,070,000 and $649,000 in sublicense revenue pursuant to the AffaMed Agreement in the nine months ended December 31, 2021 and 2020, respectively. As described more completely in Note 11 to the Financial Statements, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to continue to recognize revenue pursuant to this license fee payment in future periods during Fiscal 2022 and thereafter, as described in Note 11 to the financial statements. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement or the Bayer Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement or the Bayer Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $16.0 million, from $7.6 million to $23.6 million for the nine months ended December 31, 2020 and 2021, respectively. Expenses related to preparing for, initiating and conducting our ongoing PALISADE Phase 3 Program for PH94B in SAD, including the preparation for and initiation and advancement of PALISADE-1, PALISADE-2 and the PALISADE Long-term Safety Study, the preparation for and initiatiation and advancement of our exploratory Phase 2A study of PH94B for treatment of AjDA, and continuation of both nonclinical and preclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for an increase of approximately $11.8 million in expenses in the nine months ended December 31, 2021 compared to the comparable prior year period. Salaries and benefits expense for the nine months ended December 31, 2021 increased by approximately $3.3 million versus the comparable prior-year period primarily due to the hiring of multiple senior personnel and accruals for additional compensation expense resulting from the achievement of certain corporate objectives during the 2021 calendar year. Noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $836,000 and $629,000 for the nine months ended December 31, 2021 and 2020, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2021	2020

Salaries and benefits	$4,618	$1,346
Stock-based compensation	836	568
Consulting and other professional services	578	281
Technology licenses and royalties	463	452
Clinical and nonclinical studies and development expenses:
PH94B and PH10	15,804	3,993
AV-101	725	484
All other	57	16
	16,586	4,493
Rent	351	408
Depreciation	72	38
All other	133	-

Total Research and Development Expense	$23,637	$7,586

The increase in salaries and benefits expense for the nine months ended December 31, 2021 primarily reflects the addition of senior management across multiple functional areas, including chemistry, manufacturing and controls, clinical operations, clinical research, pharmacovigilance, biostatistics and clinical analytics, development operations, regulatory affairs and translational medicine, as well as other R&D personnel during the period from December 2020 through December 2021. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Medical Officer (CMO), Chief Scientific Officer (CSO), and certain members of our scientific staff, as well as the accrual of approximately $1.15 million for additional compensation expense for R&D officers and employees pursuant to achievement of calendar year 2021 corporate objectives which was paid in February 2022. FY 2021 expense includes bonus payments of approximately $283,000 paid to certain R&D officers and employees in December 2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CMO, CSO, members of our scientific staff and certain clinical and scientific consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 are fully vested and amortized at December 31, 2021. The primary components of the increase in FY 2022 expense are represented by (i) grants awarded after December 31, 2020, including those granted to new employees, which account for approximately $437,000 of expense for the nine months ended December 31, 2021, offset by (ii) the expense reduction compared to the nine months ended December 31, 2020 of approximately $191,000 attributable to certain options granted between June 2016 and May 2020 that became fully vested and amortized prior to December 31, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our PH94B and PH10 development initiatives. Current year expense also includes contract recruiting services for certain specialized R&D positions. Prior year expense included the final development support payment to Pherin, which terminated in April 2020 under the terms of our PH94B and PH10 license agreements.

Technology license and royalties expense primarily reflects legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not necessarily occur ratably throughout the year or between years. In both periods, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also with respect to our PH94B and PH10 intellectual property portfolios.

The significant increase in PH94B and PH10 project expenses for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 results primarily from preparing for, initiating and advancing our ongoing PALISADE Phase 3 Program for PH94B in SAD, specifically, preparation for, and initiation and advancement of PALISADE-1, PALISADE-2 and the PALISADE Long Term Safety Study, as well as the initiation of our exploratory Phase 2A clinical trial of PH94B in AjDA and preclinical development activities for PH10. In both periods, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 in the each of the periods presented. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies, and in the current year, the initiation of our exploratory Phase 1B AV-101 and probenecid clinical trial. Current year expense also includes the cost of nonclinical studies related to the effect of AV-101 on transporter mechanisms. Throughout the current year, we have been actively preparing for and advancing other clinical and nonclinical studies for PH94B, PH10 and AV-101 in combination with probenecid.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $3.7 million to approximately $8.5 million for the nine months ended December 31, 2021, compared to approximately $4.8 million for the nine months ended December 31, 2020. Salaries and benefits expense for the nine months ended December 31, 2021 increased by approximately $1.4 million versus the comparable prior-year period primarily due to the hiring of senior management personnel, including our Chief Commercial Officer, Vice President, Investor Relations, and Vice President, Strategic Insights and Analytics, as well as other senior administrative personnel, and an accrual for additional compensation expense resulting from the achievement of certain corporate objectives during the 2021 calendar year. Further, we incurred approximately $1.4 million of consulting expenses in connection with various customary pre-commercialization market research studies and analyses. Additionally, we expensed, as a noncash charge, $232,000 of deferred offering costs attributable to a previous financing arrangement that we terminated in June 2021. Noncash general and administrative expense, approximately $1,579,000 for the nine months ended December 31, 2021, increased from approximately $1,361,000 in the nine months ended December 31, 2020, primarily due to the noncash write-off of the deferred offering costs. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2021	2020

Salaries and benefits	$3,028	$1,611
Stock-based compensation	1,243	1,248
Board fees and other consulting services	311	197
Legal, accounting and other professional fees	803	446
Investor and public relations	467	438
Pre-launch marketing studies and analyses	1,423	-
Insurance	416	334
Travel expenses	21	4
Rent and utilities	282	264
Sublicense contract amortized acquisition expense	101	60
Write off of deferred offering costs	232	-
All other expenses	192	175
	$8,519	$4,777

The increase in salaries and benefits expense for the nine months ended December 31, 2021 primarily results from the addition of our Chief Commercial Officer in May 2021, our Vice President, Investor Relations in March 2021, our Vice President, Strategic Insights and Analytics in November 2021, and three other administrative employees during the period. Also contributing to the increase are the impacts of salary increases effective beginning in January 2021 granted to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Vice President-Corporate Development (VP Corporate Development) and a non-officer member of our administrative staff, as well as the accrual of approximately $1.0 million for additional compensation expense for officers and administrative employees pursuant to achievement of calendar year 2021 corporate operational objectives which was paid in February 2022. FY 2021 expense includes bonus payments of approximately $574,000 paid to G&A officers and employees in December 2020.

Current year stock-based compensation expense reflects the amortization of option grants made to our CEO, CFO, VP Corporate Development, administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new officers and employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 have become fully vested and amortized by December 31, 2021. Grants awarded after December 31, 2020, including those granted to new employees, account for approximately $481,000 of expense in the nine months ended December 31, 2021, offset by the expense reduction of approximately $471,000 attributable to certain options granted between June 2016 and September 2020 that became fully vested and amortized prior to December 31, 2021. Additionally, expense related to options granted in April 2020 and December 2020 as 25% vested at grant reduced current year expense compared to prior year by a net of $16,000 for the nine months ended December 31, 2021.

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

Legal, accounting and other professional fees for both periods include expenses related to routine legal corporate and advisory services as well as accounting services related to the annual audit of our prior year financial statements and the quarterly review of our current year financial statements. Expense for the nine months ended December 31, 2021 also includes the cost of certain outsourced financial and accounting services and implementation of new accounting software, increased legal compliance expenses as well as an expanded service level from our information technology service provider, all of which commenced at the beginning of our current fiscal year.

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

During the nine months ended December 31, 2021, we incurred expenses for various phase-appropriate and customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

The increase in insurance expense is primarily attributable to the market-rate increase in the premium for our directors’ and officers’ liability insurance upon renewal of our policy in May 2021.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the ongoing COVID-19 pandemic, during both periods presented, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, have generally occurred remotely without requiring in-person business travel by our executives. We have incurred nominal travel expenses in the current fiscal year for attendance at seminars, and for vendor audits and clinical trial site visits as conditions have permitted.

Rent expense for both periods presented reflects our implementation of ASC 842 effective April 1, 2019 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the quarter ended September 30, 2020, in connection with our recognition of revenue under the AffaMed Agreement, we also began to amortize the deferred contract acquisition costs related to our acquisition of that agreement. Such costs were composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. We amortized approximately $101,000 and $60,000 of contract acquisition costs in the nine months ended December 31, 2021 and 2020, respectively.

As described more completely in Note 8, Capital Stock, in the Financial Statements, in June 2021, we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Expenses

Interest income, net totaled approximately $15,000 for the nine months ended December 31, 2021, compared to interest expense, net of approximately $6,000 for the nine months ended December 31, 2020. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2021	2020

Interest income	$15	$6
Interest expense on financing lease, insurance premium financing notes and Payroll Protection Program loan (2020)	-	(12)

Interest income (expense), net	$15	$(6)

For both periods, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Current year income reflects higher balances in interest-earning accounts as rates have been minimal during both periods. Interest expense for the nine months ended December 31, 2020 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842, and to interest accrued on the Payroll Protection Program loan we received in April 2020. Following the closing of the December 2020 Public Offering, in December 2020, we voluntarily repaid in full the principal and accrued interest on the Payroll Protection Program loan. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized approximately $945,100 and $1,036,600 during the nine months ended December 31, 2021 and 2020, respectively, attributable to the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2021, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.5 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

During the nine months ended December 31, 2021, holders of outstanding warrants to purchase an aggregate of 7,298,791 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million.

As described more completely in Note 8, Capital Stock, in the Financial Statements (Note 8), In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. In September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any additional shares of our common stock under the ATM from October 2, 2021 through the date of this Report.

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock at a public offering price of $0.92 per share and 2,000,000 shares of a newly authorized series of convertible preferred stock (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred Stock were convertible into 46.0 million shares of common stock, all of which had been converted by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, was approximately $93.6 million.

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

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As disclosed above, during the nine months ended December 31, 2021, we received an additional $6.2 million in cash proceeds from the exercise of outstanding warrants and approximately $4.45 million in gross cash proceeds from the sale of our common stock under the Sales Agreement. Although we had cash and cash equivalents of approximately $83.7 million at December 31, 2021, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the United States, for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance and complete our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our exploratory clinical program for PH94B in a series of small studies to advance our understanding of its therapeutic potential in anxiety disorders beyond SAD, (iii) complete preparations for and initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to enhance our understanding of its therapeutic potential in certain neurological disorders, (v) conduct various nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program in SAD prove successful.

As we have been in the past, we expect that, when necessary and advantageous, we will be successful in obtaining additional financial resources to fund our planned operations through (i) the potential issuance of debt securities, or sales of our equity securities in one or more (ii) public offerings, including strategic transactions under the Sales Agreement, (iii) private placements, (iv) the exercises of some or all of the currently outstanding 9,307,858 warrants prior to their expiration and/or (v) strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

In addition to the potential issuance of debt securities or sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development and potential commercialization of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs and our clinical and nonclinical programs and pre-launch commercialization initiatives.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2021	2020

Net cash used in operating activities	$(29,668)	$(6,792)
Net cash used in investing activities	(200)	(250)
Net cash provided by financing activities	10,460	110,018

Net increase (decrease) in cash and cash equivalents	(19,408)	102,976
Cash and cash equivalents at beginning of period	103,108	1,355

Cash and cash equivalents at end of period	$83,700	$104,331

As described previously, the combination of the net proceeds we received from the December 2020 Public Offering and the August 2020 Public Offering followed subsequently by the proceeds from warrant exercises and sales of our common stock under the ATM during our current fiscal year have provided sufficient funds for us to significantly advance and accelerate an important stream of initiatives across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B in SAD, our exploratory clinical program for PH94B in multiple anxiety-related indications beyond SAD, our Phase 2B development program for PH10 in MDD, and our exploratory Phase 1B clinical program for AV-101 in combination with probenecid. The increase in cash used in operations during the nine months ended December 31, 2021 results from the preparation for and initiation and ongoing conduct of our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD, including our PALISADE-1 and PALISADE-2 Phase 3 clinical trials and our PALISADE Long-term Safety Study, as well as other clinical trials of PH94B and preparations for additional clinical and nonclinical studies of our product candidates to be initiated at various points during 2022. Additionally, we have enhanced our internal capabilities with the addition of senior management and other personnel with significant industry expertise in disciplines critical to the development and commercialization of our product pipeline. In parallel with our clinical and regulatory initiatives, we are actively engaging in customary and appropriate phase-timed pre-commercialization analyses, modeling, planning and awareness initiatives. Cash used in investing activities in both periods primarily reflects the cost of laboratory analytical equipment and select manufacturing equipment acquired for use by our CMO in connection with the development and production of PH94B drug product and, in the current year, laboratory equipment to be used in our internal development initiatives.

Net cash provided by financing activities in an aggregate amount of approximately $10.5 million during the nine months ended December 31, 2021 is primarily the result of warrant exercises and our sale of common stock under the ATM, net of sales commissions and other expenses related to the ATM facility which are recorded as deferred offering costs. Net cash provided by financing activities in an aggregate amount of approximately $110.0 million during the nine months ended December 31, 2020 primarily reflects the cash proceeds received by us from sales of our common stock and Series D Preferred stock pursuant to the December 2020 Public Offering as well as sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement (as defined in Note 8 in the Financial Statements), and from the Payroll Protection Program loan we received in April 2020, net of insurance premium financing note and financing lease payments. We voluntarily repaid the Payroll Protection Program loan and accrued interest in full in December 2020. We did not finance insurance premiums for policies renewed in February 2021 or May 2021 as we had in the prior year.

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

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for our fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (SEC) on June 29, 2021, we identified two material weaknesses in our internal control over financial reporting relating to (i) segregation of duties and (ii) the functionality of our accounting software. Beginning in April 2021, we have begun to address these material weaknesses by retaining additional accounting staff to facilitate appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and by implementing state-of-the-art accounting software to prevent erroneous or unauthorized changes to previous reporting periods and/or adjustments and to provide an adequate audit trail of entries made in the accounting software.

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

None.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●

the COVID-19 pandemic has, and may continue to have, an impact on our business, including delays in manufacturing of certain drug substance and drug products and potential delays in recruitment and enrollment in the PALISADE Phase 3 Program and other planned clinical and nonclinical studies of our product candidates;

●

we are a development stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing or commercializing new drug candidates, which makes it difficult to assess our future viability;

●

we depend heavily on the success of our current CNS product candidates, PH94B, PH10 and AV-101, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●

failures or delays in the commencement or completion of our planned clinical trials, including, among others, clinical studies in our PALISADE Phase 3 program for PH94B in SAD, could delay, prevent or limit our ability to generate revenue and continue our business;

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

●	If we are unable to attract and retain key management and scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates;
●	we have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future;
●

although we have taken and are taking steps to mitigate them, we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting;

●	we require additional financing to execute our long-term business plan, including further development and commercialization of our CNS pipeline, and to continue to operate as a going concern;
●

raising additional capital in equity-based financing transactions will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock; and

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

Beginning in late-2019, a new strain of coronavirus (COVID-19) spread across the world, and the outbreak has since been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and variant strains of the COVID-19 virus and their potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of the pandemic, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, resulted in significant negative economic impacts on a global basis.

Due to the emergence of variant strains of the COVID-19 virus, such as the Delta and Omicron variants, we cannot at this time accurately predict the potential future effects of the pandemic on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, the spread of variant strains of the COVID-19 virus or another highly transmissible and pathogenic infectious disease may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●

Delayed product development: We have faced, and may continue to face, delays and other disruptions to our ongoing development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic. In addition, regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the United States and elsewhere, which may impact review and approval timelines for products in development. Although we remain invested in continuing our development programs for our current product candidates, our research and development efforts may be impacted if our employees, our CROs, our CMOs and clinical sites involved in our clinical studies are advised to work remotely as part of social distancing or other safety measures related to the pandemic. Additionally, social distancing measures, stay-at-home orders and other governmental restrictions designed to combat the COVID-19 pandemic may impair our ability to conduct nonclinical and clinical studies, including clinical studies in our PALISADE Phase 3 Program for PH94B in SAD, in a timely manner.

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

COVID-19 has also created significant disruption and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from COVID-19, may cause significant volatility or decline in the trading price of our securities, capital markets conditions and general economic conditions. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CMOs, clinical sites involved in our clinical studies and other contractors. The ongoing COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

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

Any changes in planned timing or nature of clinical trials compared to completed clinical trials could impede our ability to meet our clinical development objectives for our product candidates.

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

For example, the timing of planned clinical trials may be affected by delays caused by the ongoing COVID-19 pandemic, including potential delays in recruitment and enrollment in the PALISADE Phase 3 Program and other planned clinical and nonclinical studies or supply chain disruptions experienced by certain of our CMOs and/or CROs. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites related to the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned clinical and/or nonclinical trials.

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, including PH94B in the PALISADE Phase 3 Program, they may adversely affect or delay our clinical development and commercialization of PH94B, PH10 or AV-101.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were reported in any clinical trials of any of our product candidates to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101, are reported in any future clinical trials, including clinical studies in the PALISADE Phase 3 Program for PH94B in SAD, and/or other clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

●

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation and Mitigation Strategy (REMS) drug safety program or REMS-like plan to ensure that the benefits of the product outweigh its risks;

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

In addition to PALISADE-1 and PALISADE-2, we will need to complete our PALISADE Long-term Safety Study, as well as certain other smaller clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder. For PH10, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete our ongoing exploratory Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●

delays due to events resulting from the ongoing COVID-19 pandemic, including potential delays in recruitment and enrollment in our PALISADE Phase 3 Program and other planned clinical and nonclinical studies of our product candidates;

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

Even if we receive marketing approval for our CNS product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates will also be subject to ongoing regulatory requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA and other regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and other regulatory authorities also have the authority to require, as part of an NDA or post-approval, the submission of a REMS or comparable drug safety program. Any REMS or comparable drug safety program required by the FDA or other regulatory authority may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Currently, management is unaware of any FDA-approved rapid-onset, acute treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as PH94B. Also, management is currently unaware of any FDA-approved oral treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered PH10 or our orally-administered AV-101 in combination with probenecid. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other CNS indications for which PH10 or AV-101 in combination with probenecid may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD.

With respect to PH94B and current treatment options for SAD in the U.S., our competition may include, but is not limited to, current generic oral antidepressants approved by the FDA for treatment of SAD, as well as certain classes of drugs prescribed on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol, and certain investigational oral drug candidates in Phase 2 development. In the field of new generation, oral treatments for adult patients with MDD, we believe our principal competitors may be Axsome, Alkermes, Relmada and Sage. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered esketamine.

Many of our potential competitors, alone or with their collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development, obtaining FDA and other regulatory approvals, and the commercialization of investigational product candidates.  With respect to PH94B, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen, and two oral drug candidates in Phase 2 development that act on the alpha-7 nicotinic acetylcholine receptor, one in development by Bionomics and the other in development by Vanda. With respect to PH10 and AV-101 in combination with probenecid for treatment of depression disorders, including MDD, and AV-101 in combination with probenecid for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop new drug candidates and/or medical device technologies for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, Takeda and Xenon, as well as any affiliates of the foregoing companies.   Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our investigational product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, such as the AffaMed Agreement.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter, including the AffaMed Agreement and the Bayer Agreement. However, our ability to generate revenue from such arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party in the territories included in the licenses.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $17.9 million and $20.8 million during our fiscal years ended March 31, 2021 and 2020, respectively, and approximately $31.1 million during the nine months ended December 31, 2021. At December 31, 2021, we had an accumulated deficit of approximately $250.9 million. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expenses, including medical education, sales and marketing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through December 31, 2021, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, a substantial portion of which remains recorded as deferred revenue at December 31, 2021, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Although we had cash and cash equivalents of approximately $83.7 million at December 31, 2021, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the United States, for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance and complete our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our exploratory clinical program for PH94B in a series of small studies to advance our understanding of its therapeutic potential in anxiety disorders beyond SAD, (iii) complete preparations for and initiate and advance Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to enhance our understanding of its therapeutic potential in certain neurological disorders, (v) conduct various nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program prove successful.

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

We have identified, have taken and currently are taking steps to correct material weaknesses in our internal control over financial reporting. In particular, we concluded that (i) the size of our staff has not allowed appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions, and (ii) we have utilized accounting software that did not prevent erroneous or unauthorized changes to previous reporting periods and/or could be adjusted so as to not provide an adequate auditing trail of entries made in the accounting software. Beginning in April 2021, we have begun to address these material weaknesses by retaining additional accounting staff to facilitate appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and by implementing state-of-the-art accounting software to prevent erroneous or unauthorized changes to previous reporting periods and/or adjustments and to provide an adequate auditing trail of entries made in the accounting software.

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

We may pursue private and public equity offerings, debt financings, and strategic acquisitions, collaborations and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes or in the context of strategic acquisitions, we issue shares of common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic acquisitions, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, and Chief Commercial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 31 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. Although we currently maintain general and product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The COVID-19 pandemic has caused us to significantly modify our business practices. In response to mandates and/or recommendations from federal, state, and local authorities, as well as our concern for the health and safety of our employees, we temporarily closed our South San Francisco headquarters. In addition, most of our recent employee additions are geographically dispersed from our headquarters facility and now routinely work remotely. Although we have recently began allowing limited in-office work at our South San Francisco headquarters, with the continuing COVID-19-driven shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Social distancing measures restricting the ability of our employees to work at our offices create an increased demand for information technology resources, and thus may increase the risk of phishing and other cybersecurity attacks as well as increase the risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value, which could adversely affect our Company's business.

We may acquire businesses or product candidates, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or CNS product candidates, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from a strategic alliance, licensing transaction or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or licensing transaction, we will achieve the expected synergies to justify the transaction.

Current politics in the U.S. could diminish the value of the pharmaceutical industry, thereby diminishing the value of our securities.

The current political environment in the U.S. has led many incumbents and political candidates to propose various measures to reduce the prices for pharmaceuticals. These proposals may receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

Sales or issuances of a substantial number of shares of our common stock in the public market, or the perception that such sales or issuances are occurring or might occur, including under our Sales Agreement, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future sales and issuances of a substantial number of shares of our common stock in the public market, including shares issued upon the recent conversions of all of our previously outstanding Series A, B, C and D Preferred Stock, and shares issued upon the recent or any future exercise of outstanding options and warrants for common stock, in the public market, or the perception that any such sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock. Our Board has authorized the issuance of 9.5 million shares of preferred stock, of which there are no shares remaining outstanding as of the date of this Report. As a result, our Board could authorize the issuance of additional series of preferred stock in the future, up to a maximum of 500,000 shares, and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies.  We have incurred and will continue to incur significant costs to comply with these public company reporting requirements, including accounting and related audit costs, legal costs to comply with corporate governance requirements and other costs of operating as a public company. These legal and financial compliance costs will continue to require us to divert a significant resources that we could otherwise use to achieve our research and development and other strategic objectives.

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

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 10, 2022