Form 10-K
period 2022-03-31
VistaGen Therapeutics, Inc.
filed 2022-06-23
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-37761

VistaGen Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-5093315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Allerton Avenue

South San Francisco, California 94080

(650) 577-3600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VTGN	The Nasdaq Capital Market

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

i

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2021, the last business day of the registrant’s second fiscal quarter, was: $536,809,889.

As of June 22, 2022, there were 206,640,955 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	the continued impact of the coronavirus (COVID-19) pandemic, efforts to contain the pandemic and resulting economic downturn on or affecting our operations and financial condition;

●	the availability of capital to satisfy our working capital requirements and development and commercialization objectives;

●	the accuracy of our estimates regarding future expenses, future revenues and future capital requirements;

●

our plans to develop and commercialize our product candidates, including, among other things, PH94B as a potential acute treatment of anxiety in adults with social anxiety disorder (SAD) and other anxiety disorders, PH10 as a potential treatment for major depressive disorder (MDD) and other depression-related disorders, and AV-101 in combination with probenecid as a potential treatment of MDD and depression-related disorders or neurological diseases and disorders involving the Central Nervous System (CNS);

●

our ability to initiate and complete necessary preclinical and clinical studies in accordance with applicable regulatory requirements to advance the development and potential commercialization of our product candidates, including the PALISADE Phase 3 Program for PH94B in SAD and other studies, to successfully complete any such preclinical and clinical studies, and for those studies to generate positive results;

●	economic, regulatory and political developments in the U.S. and foreign countries;

●

the performance of our third-party contract manufacturer(s) (CMOs), contract research organizations (CROs) and other third-party preclinical and clinical drug development collaborators and regulatory service providers and other consultants on whose services we rely from time to time to support our operations;

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

●

the loss of key scientific, clinical or nonclinical development, regulatory, commercial, and/or other management personnel, internally or from one or more of our third-party collaborators, CMOs, CROs or other service providers; and

●	other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

These forward-looking statements are only predictions. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in one or more of our forward-looking statements we make in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in Part I, Item 1A, titled “Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements in this Annual Report do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statement in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Overview

We are a late clinical-stage, central nervous system (CNS)-focused biopharmaceutical company striving to transform the treatment landscape for individuals living with anxiety, depression and other CNS disorders. We are advancing development of therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those that are currently available. Our clinical-stage candidates are targeting multiple forms of anxiety and depression. They primarily belong to a new class of drugs known as pherines, which are odorless, neuroactive steroids that bind to distinct receptors on chemosensory neurons in the nasal passages and can impact the limbic amygdala without systemic uptake or direct activity on CNS neurons in the brain. Our lead candidate, PH94B, is a nasally administered spray currently in multiple Phase 3 trials in the U.S., with results from two of such Phase 3 studies anticipated in 2022. Should ongoing Phase 3 studies be successful, PH94B has the potential to be the first FDA-approved, fast-acting, acute treatment of anxiety for adults with social anxiety disorder. VistaGen is passionate about transforming mental health care and redefining what is possible for patients and health care providers in the treatment of anxiety and depression – One Mind at a Time.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program includes a long-term safety study which is underway in the U.S., and two additional planned clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD based on our prior discussions with the U.S. Food and Drug Administration (FDA), should our PALISADE Phase 3 Program be successful overall. In addition, our exploratory Phase 2A clinical program for PH94B, which is designed to assess the therapeutic potential of PH94B in anxiety disorders beyond SAD, is underway, with a Phase 2A clinical study in adults experiencing Adjustment Disorder with Anxiety (AjDA). We are preparing to expand our PH94B exploratory program in 2022 by initiating Phase 2A biomarker studies as an initial step in assessing PH94B’s therapeutic potential in each of procedural anxiety and post-traumatic stress disorder. We are also preparing to initiate our exploratory postpartum anxiety program for PH94B with a Phase 1 lactation study as a first step to assess whether PH94B is excreted to breast milk.

PH10 is being developed as a stand-alone treatment for major depressive disorder (MDD) and potentially other depression disorders. Exploratory Phase 2A clinical development of PH10 for MDD has been completed. Based on the positive results demonstrated in that study, we are preparing for further clinical development of PH10 for MDD, including, but not limited to, a planned Phase 2B clinical study.

Exploratory Phase 1B clinical development of AV-101 in combination with probenecid is underway in the U.S. to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class, odorless, tasteless rapid-onset (approximately 15 minutes) synthetic investigational pherine nasal spray with a novel mechanism of action (MOA) that regulates the olfactory-amygdala neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. Based on positive Phase 2 data in SAD patients, VistaGen is currently evaluating PH94B in two Phase 3 clinical studies in the U.S., PALISADE-1 and PALISADE-2, and a long-term safety study, for the acute treatment of anxiety in adults with SAD. Designed for intranasal administration in low microgram doses, the novel MOA of PH94B is fundamentally differentiated from all current anti-anxiety medications, including all antidepressants approved by the FDA for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. VistaGen’s proposed MOA for PH94B does not involve either direct activation of GABA-A receptors or binding to neuronal receptors in the CNS. Rather, PH94B’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala fear and anxiety neural circuits. Both clinical and preclinical data suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, reducing the risk of benzodiazepine-like side effects and other safety concerns.

Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. In addition to SAD, for which the FDA has granted Fast Track designation, we also have potential opportunities to develop PH94B in adjustment disorder with anxiety, procedural anxiety, PTSD, postpartum anxiety and panic disorder.

PH10 Nasal Spray

PH10 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to PH94B, PH10’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting stand-alone treatment for MDD. We also have potential opportunities to develop PH10 for multiple other depression-related disorders.

AV-101

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101.

Our Strategy

Our goal is to be a leading biopharmaceutical company committed to development and commercialization of novel proprietary CNS therapies that go beyond the current standard of care for treatment of anxiety, depression and other CNS diseases and disorders with high unmet need. Key elements of our strategy to achieve our goal are as follows:

•

Focus on highly prevalent anxiety, depression and neurological disorders affecting both adult and pediatric populations where the current standard of care is undesirable or inadequate to meet patient needs.

•

Pursue global development, on our own in the U.S. and on our own or with collaborators outside the U.S., of novel proprietary CNS product candidates which are fundamentally differentiated from currently approved therapies;

•

Emphasize development and commercialization of proprietary CNS product candidates with potential for (i) rapid-onset therapeutic effects, (ii) exceptional safety and tolerability, and (iii) significant commercial potential in multiple CNS indications in global markets with currently limited, undesirable or inadequate treatment options;

•

Commercialize on our own, and retain all commercial rights to, our CNS product candidates in the U.S. and partner with highly-qualified third-party collaborators to commercialize our CNS product candidates in selected markets outside the U.S.; and

•

Continue internal research and development efforts to (i) evaluate expanded therapeutic and commercial potential for our existing CNS product candidates in additional CNS indications and (ii) identify additional proprietary CNS product candidates for our CNS product pipeline.

Our CNS Product Pipeline

The following table summarizes the status of our CNS clinical development programs as of the filing date of this Annual Report.

PH94B Nasal Spray

Social Anxiety Disorder

Social Anxiety Disorder (SAD) affects over 25 million Americans. A person with SAD feels intense, persistent symptoms of anxiety or fear in certain social situations, such as meeting new people, dating, being on a job interview, answering a question in class, or talking to a cashier in a store. Doing common everyday things in front of people - such as eating or drinking in front of others or using a public restroom - causes profound anxiety or fear of being humiliated, evaluated, judged, or rejected. The fear that people with SAD have in social situations is so strong that they feel it is beyond their ability to control. SAD can get in the way of going to work, attending school, or doing a wide variety of things in situations that have a potential for interpersonal interaction. People with SAD may worry about these and other things for weeks before they happen. Sometimes, they end up staying away from places or events where they think they might have to do something that will embarrass them. Some people with SAD do not have anxiety in social situations, but instead have performance anxiety. They feel physical symptoms of anxiety in performance situations, such as giving a lecture, a speech or a presentation at school or work, as well as playing a sports game, or dancing or playing a musical instrument on stage. Without treatment, SAD can last for many years or a lifetime and lead to avoidance and opportunity costs that can significantly impact a person's employment, social activities and relationships, and be very disruptive to overall quality of life.

Existing treatments for SAD have not been effective acute treatment options for the large patient population suffering from SAD. Only a small number of chronic oral antidepressant drugs (ADs), are approved by the FDA specifically for treatment of SAD, and no drug is FDA-approved for acute, on-demand treatment of anxiety in adults with SAD. These FDA-approved chronic oral ADs have slow onset of effect (often many weeks or months) and significant side effects that may make them inadequate or inappropriate treatment alternatives for many individuals affected by acute SAD episodes. Benzodiazepines, often referred to as “benzos,” and beta blockers, both of which have not been studied systematically in controlled studies for acute treatment of SAD. They are not FDA-approved to treat SAD, but are prescribed on an off-label basis by psychiatrists and other physicians for the treatment of SAD. Unlike ADs, which can take several weeks to take full effect, benzodiazepines, which act as direct positive modulators of GABA-A receptors, have a rapid-onset effect by potentiating GABA-A and slowing the nervous system to induce a calming effect that can last up to twelve hours. However, the safety concerns, including risk of abuse and misuse, and side effects of benzodiazepines, many of which are similar to the side effects of alcohol, also can appear rapidly. Extended use of benzodiazepines may lead to physical dependence. Also, discontinuing and weaning off use of benzodiazepines can take up to many months, often resulting in severe withdrawal symptoms, including muscle pain, sweating, blurred vision, depression, seizures and delirium tremens similar to those experienced with alcohol withdrawal. Benzodiazepines users can also build up a tolerance that requires increasingly larger doses over time. When taken with opioid drugs, benzodiazepine use may be quite dangerous, so much so that in September 2020 the FDA issued an update to its 2016 Drug Safety Communication requiring that benzodiazepines display a “black box” label on bottles to warn against their potential for dangerous interactions with opioids, as well as potential risk of abuse, misuse, overuse and addiction. We believe PH94B, with its rapid-onset anti-anxiety effects, demonstrated in Phase 2 development without requiring systemic uptake, and its lack of benzodiazepine-like side effects and safety concerns in all clinical studies completed to date, has potential to substantially displace ADs, benzodiazepines and beta blockers in the current treatment paradigm for SAD.

In a peer-reviewed, published, randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91), with Dr. Michael Liebowitz, the innovator of the Liebowitz Social Anxiety Scale (LSAS), as principal investigator, PH94B was significantly more effective than placebo in reducing both public-speaking (performance) anxiety (p=0.002) and social interaction anxiety (p=0.009) in laboratory-induced challenges of individuals with SAD, as assessed using patient-reported anxiety ratings on the Subjective Units of Distress Scale (SUDS) within 15 minutes of self-administration of a non-systemic 1.6 microgram dose of PH94B.

In all Phase 1 and Phase 2 studies completed to date, PH94B’s safety profile has been exceptional, without indication of abuse potential, psychological side effects (such as dissociation, euphoria or hallucinations), sedation or other side effects and safety concerns that may be associated with ADs approved by the FDA for treatment of SAD, as well as with benzodiazepines and beta blockers prescribed off-label.

Based on its novel mechanism of pharmacological action, rapid-onset of therapeutic effects and exceptional safety and tolerability profile in all clinical studies to date, we have initiated our PH94B PALISADE Phase 3 Program with PALISADE-1, a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with SAD. Both PALISADE-2, which Phase 3 study is a mirror image of PALISADE-1, and our PALISADE Long-term Safety study as well as preparations for the additional studies required to support our potential U.S. New Drug Application (NDA) for that indication should our PH94B PALISADE Phase 3 Program for SAD be successful, are also underway. With respect to SAD, we plan to develop and commercialize PH94B, on our own in the U.S. and with collaborators in markets outside the U.S. We believe PH94B has the potential to be the first FDA-approved, fast-acting, on-demand, acute treatment of anxiety for adults with SAD. We have also submitted to the FDA our preliminary plan to develop and commercialize PH94B in a similar manner for the acute treatment of anxiety in pediatric patients with SAD.

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

The mental health stressors associated with the COVID-19 pandemic have directly or indirectly affected hundreds of millions of individuals around the world and have considerably increased the prevalence of AjDA. We believe the mental health impact of the COVID-19 pandemic will be long-term and varied across a wide range of anxiety disorders. PH94B has potential as a novel, treatment of anxiety for adults with AjDA, including stress and impaired functioning as a result of recent-onset of stressors brought on by the health, safety, economic and social circumstances, including, but not limited to, circumstances related to and consequences of the COVID-19 pandemic, and civil, economic, political and social unrest. In parallel with our ongoing PALISADE Phase 3 Program in SAD, we are also conducting an exploratory Phase 2A clinical study of PH94B to evaluate the use of PH94B for the potential treatment of anxiety in adults with AjDA. Dr. Michael Liebowitz, Professor of Clinical Psychiatry at Columbia University and director of the Medical Research Network in New York City, is the Principal Investigator of the exploratory Phase 2A study.

We are also preparing to assess additional potential development opportunities involving PH94B, including Phase 1B biomarker studies and Phase 2A clinical studies of PH94B, for potential use in the treatment of other anxiety-related disorders, including procedural anxiety, post-traumatic stress disorder, postpartum anxiety and panic disorder.

PH10 Nasal Spray

Major Depressive Disorder

Depression is a serious medical illness and a global public health concern that can occur at any time over a person's life. According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 250 million people. Statistics reported by the U.S. National Institute of Mental Health (NIMH) indicate that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., had at least one major depressive episode in 2020. While most people will experience depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. In typical depressive episodes, an individual experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD also may include diminished pleasure in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. Current oral ADs have modest efficacy, substantial lag of onset of action, and considerable side effects. Approximately two out of every three depression sufferers do not receive adequate therapeutic benefits from their initial treatment with a standard AD, and the likelihood of achieving remission of depressive symptoms declines with each successive AD treatment attempt. Even after multiple treatment attempts with current ADs, approximately one-third of depression sufferers still fail to find an adequately effective AD. In addition, this trial and error process and the systemic effects of the various ADs involved may increase the risk of patient tolerability issues and serious side effects, including suicidal thoughts and behaviors in certain groups. Inadequate response to current ADs is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and safety profiles.

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

With its potential for rapid-onset activity at a 6.4 microgram-level dose that we believe does not require systemic uptake to achieve sustained antidepressant effects, as well as a safety profile in studies completed to date that is differentiated from current ADs, we believe PH10 has transformative potential an innovative stand-alone treatment for MDD and potential opportunities for development in multiple additional depression disorders. Based on positive results from the exploratory PH10 Phase 2A program, we are conducting the necessary nonclinical studies necessary to support submission of our Investigational New Drug (IND) application to the FDA for further clinical development of in MDD in the U.S. Our goal is to submit our PH10 IND in MDD in 2022, and, if authorized by the FDA, begin Phase 2B clinical development of PH10 for MDD as soon as practicable thereafter. Although our initial plan is to develop PH94B as a new stand-alone rapid-onset therapy for MDD, we also believe PH10 has potential opportunities for development as a stand-alone therapy for treatment-resistant depression (TRD), postpartum depression (PPD) and suicidal ideation (SI), and as an adjunctive therapy to augment current FDA-approved ADs for individuals with MDD, TRD, PPD and SI who have an inadequate response to their current ADs and to prevent relapse following successful treatment with KBT.

AV-101 in combination with Probenecid

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine coagonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine.

Discoveries from successful AV-101 in vivo preclinical studies suggest that there is a substantial increase in brain concentrations of AV-101 and 7-Cl-KYNA when AV-101 is given together with probenecid, a drug approved by the FDA for treatment of gout which is known to block activity of certain organic ion efflux transporters in the kidney. These surprising results in the brain were first revealed in our recent preclinical studies and are consistent with well-documented clinical studies of probenecid increasing the therapeutic levels in the blood of several unrelated classes of approved drugs, including certain antibacterial, anticancer and antivirals. Many clinical studies demonstrate that probenecid is safe and well tolerated. Probenecid administered adjunctively with AV-101 in an animal model resulted in substantial increased brain concentrations of AV-101 (7-fold) and 7-Cl-KYNA (35-fold). We also recently identified that these increases in brain levels could result from blocking of some of the same transporters in the blood brain barrier that are expressed in the kidney, which are used to regulate drug levels in the blood. This 7-Cl-KYNA efflux-blocking effect of probenecid, with the resulting increased brain levels and duration of 7-Cl-KYNA, suggests the potential impact of AV-101 with probenecid could result in far more profound therapeutic benefits for patients with NMDAR-focused CNS diseases and disorders. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

We are conducting a Phase 1B drug-drug interaction clinical study of AV-101 with adjunctive probenecid in the second half of 2021 to evaluate their safety in combination and potential for future exploratory Phase 2A development in one or more of the CNS indications for which we have existing encouraging preclinical data with AV-101 alone, including MDD, epilepsy, levodopa-induced dyskinesia, and neuropathic pain.

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

Strategic Transactions and Relationships

Strategic collaborations are an important cornerstone of our corporate development strategy. We believe that our highly selective outsourcing of certain research, development, legal, manufacturing and regulatory activities gives us flexible access to a broad range of capabilities and expertise at a lower overall cost than developing and maintaining such capabilities and expertise internally on a full-time basis. In particular, we retain third parties for certain legal, accounting, manufacturing, nonclinical development, clinical development and regulatory affairs support.

We have entered into, and may seek multiple additional strategic collaborations and relationships focused on development and/or commercialization of our product candidates in regions outside the U.S.

Commercial Agreements

We have customary clinical supply agreements with multiple contract manufacturing organizations (CMOs) and customary agreements with multiple CROs to assist us with advancement and management of our nonclinical, including manufacturing, and clinical development programs. Each of our commercial agreements is non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supplies or request services to be performed under specific work orders that we generate with such third-parties from time to time.

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

Manufacturing and Supply

Manufacturing of the drug substance and drug product for our product candidates is performed by CMOs who must comply with current good manufacturing practice (cGMP) regulations. Our product candidates are comprised of synthetic small molecules that are manufactured through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate, nor do we plan to own or operate, manufacturing facilities for the production of our drug substance and drug product candidates for nonclinical, clinical or commercial use. We conduct manufacturing and analytical testing activities under individual project work orders with independent CMOs to supply all of our nonclinical and clinical trial needs. We conduct periodic quality audits of each of the CMO’s facilities to ensure that they are fully compliant with cGMPs. We believe that all of our existing CMOs are, or will be, capable of providing sufficient quantities of both drug substance and drug product to meet our nonclinical and clinical development needs. New CMOs may be added to our supply chain strategy in the future to ensure that our nonclinical, clinical and, subject to NDA approval, commercial manufacturing and testing needs are met.

By design, we do not currently have any fixed contractual arrangements in place with any CMOs, for either long-term supply or redundant supply, of drug substance or drug product for our drug product candidates. If our product candidates are approved for commercial distribution, we intend to execute long-term commercial supply agreement(s) with our CMOs to produce our future commercial supplies on our behalf. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional back-up manufacturers, both in the U.S. and outside the U.S., to provide drug substance and/or drug product.

Sales and Marketing

We intend to build a commercial infrastructure in the United States in advance of potential drug approval of PH94B by the FDA should our PALISADE Phase 3 Program be successful. We believe that we can cost effectively implement a targeted sales force required to commercialize PH94B and our other product candidates, if approved, in the United States. Support for commercialization readiness will include marketing, insights and analytics, internal sales support, distribution support, and potentially patient support services. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, group purchasing organizations, and government accounts. We expect to focus our future sales and marketing efforts for PH94B and our other product candidates in the United States, if FDA-approved, primarily on psychiatrists and select primary care physicians, nurse practitioners, and physician assistants, and, should we receive FDA approval for use in adolescent populations, on select pediatricians who are likely to see adolescents, as well as nurse practitioners, child psychiatrists and psychologists who, in some states, are permitted to prescribe medications. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments, including some prior to product approval. At a future time, we may seek co-promotion partners for our sales efforts to achieve broader reach or call frequency with an expanded group of appropriate target physicians in the United States.

We believe that there are significant market opportunities for our products outside of the United States. As a result, as we have done for PH94B in Greater China, South Korea and Southeast Asia under the AffaMed Agreement, we plan to seek additional strategic partnerships with third parties, which may have better access and experience in the development and commercialization of our products in selected markets outside the United States. We may elect in the future to utilize additional strategic partners, distributors, or contract sales forces to assist in the development and commercialization of our products.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets, especially the high unmet need in large and growing global markets for anxiety and depression disorders, make them attractive therapeutic areas for biopharmaceutical businesses. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Several of these entities have robust drug pipelines, readily available capital, and large and established research and development and commercial organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, tolerability, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third‑party payers.

Currently there is no FDA-approved acute treatment of anxiety for adults with SAD. Also, there are no FDA-approved therapies for SAD with the mechanism of action of PH94B, and we are aware of no company developing a potential acute treatment of anxiety for adults with SAD that is a nasal spray and involves the same mechanism of pharmacological action as PH94B. We are aware of several companies that are developing therapies targeting acute treatment in the SAD market, including, among others, Bionomics, Vanda Pharmaceuticals, and Receptor Life Sciences. In addition, we may face competition to PH94B for acute treatment of anxiety in adult and adolescent patients with SAD from generic antidepressants as well as off-label use of generic benzodiazepines and generic beta blockers even though no drug in either of such generic drug classes has been systematically developed for treatment of SAD and thus no drug in either of such generic drug classes has been FDA-approved for the acute treatment of anxiety in adults with SAD. Although there are three oral antidepressants approved by the FDA for the chronic treatment of SAD, such drugs do not achieve rapid-onset therapeutic effects and are associated with undesirable side effects. Cognitive behavioral therapy is also an important treatment approach to SAD that may be used along with or instead of pharmacological treatments, including antidepressants, benzodiazepines, beta blockers, PH94B and other drug candidates in clinical development.

Patients with MDD are typically treated with a variety of oral antidepressant medications or oral atypical antipsychotics. These treatments often include generic antidepressants such as: fluoxetine (Prozac), previously marketed by Eli Lilly and Company; sertraline (Zoloft) and venlaxafine (Effexor), both previously marketed by Pfizer, Inc.; and paroxetine (Paxil) and bupropion (Wellbutrin), both previously marketed by GlaxoSmithKline (now GSK). Treatments may also include currently marketed proprietary branded medications indicated for MDD such as: Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd, which is marketed by Abbvie; and Rexulti which is marketed by Otsuka America. Although currently there are no FDA-approved therapies for MDD with the mechanism of pharmacological action of either PH10 or AV-101, we are aware of numerous companies that are developing therapies targeting the MDD market, including, among others, Axsome Therapeutics, Sage Therapeutics, Relmada Therapeutics, Intra-Cellular Therapeutics Usona Institute, Clexio Biosciences, Eleusis, and Small Pharma. Additionally, with respect to MDD, we expect that PH10 and AV-101 will have to compete with a variety of non-pharmacological alternatives for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

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

The FDA may require submission of a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug continue to outweigh the risks of the drug.

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

Types of Marketing Applications

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

In some cases, a Fast Track designated product may be eligible for Accelerated Approval or Priority Review.

The FDA may give a Priority Review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A Priority Review designation means that the goal for the FDA is to review an NDA within six months of receipt, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a Priority Review.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA) enacted in 2012, a sponsor may request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross‑disciplinary review.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act (ACA) of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA further amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised, as contemplated in a recent regulatory proposal.

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

Similarly, the criminal healthcare fraud statutes impose criminal liability for, among other things, knowingly and willfully attempting or executing a scheme to defraud any healthcare benefit program, including private third-party payers, obtaining money or property of a benefit program by false or fraudulent means, or falsifying, concealing, or covering up a material fact or submitting a materially false statement in connection with the delivery of, or payment from healthcare benefits, items, or services. These statutes are not limited to items and services reimbursed by a governmental health care program and have been used to prosecute commercial insurance fraud as well.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payer is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA, as amended, modified the intent requirement under the certain portions of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third‑party payer, including commercial insurers, and some have transparency laws that require reporting price increases and related information. Certain state laws also regulate manufacturers’ use of prescriber‑identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

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

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payers provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (CMS) through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by Tricare, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

In the U.S. and other potentially significant markets for our product candidates, government authorities and third‑party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the U.S., federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Governmental and private payers may also establish certain access restrictions, such as prior approvals or evidence of failure on existing medications or therapies.

These restrictions and limitations influence the purchase of healthcare services and products. Third‑party payers are developing increasingly sophisticated methods of controlling healthcare costs. Third‑party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third‑party payers also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third‑party payers are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third‑party payers may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third‑party payers.

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

Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, many government programs as a condition of participation mandate fixed discounts or rebates from manufacturers regardless of formulary position or utilization, and then rely on competition in the market to attain further price reductions, which can greatly reduce realization on the sale.

Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups and health technology assessment bodies, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payers to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third‑party payers.

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

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payers continue to demand discounted fee structures, and the trend toward consolidation among third-party payers tends to increase their bargaining power over price structures. If third-party payers reduce their rates for our products, then our revenue and profitability may decline and our operating margins will be reduced. Because some third-party payers rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payers. Our inability to maintain suitable financial arrangements with third-party payers could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third party payers may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third party payers. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our product candidates in whole or in part.

Pharmacy benefit managers (PBM) rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

Healthcare Reform Measures

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established a prescription drug benefit program for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, which do not utilize formularies to restrict coverage, Part D coverage varies by plan. With some exceptions, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, Part D plans use competition for coverage to leverage manufacturer rebates. Further, the law requires manufacturers to absorb a significant percentage of the prescription price paid for NDA drugs, including 504(b)(2) drugs, during a beneficiary’s coverage gap. The Bipartisan Budget Act of 2018 permanently increased manufacturer liability for the prescription price in the coverage gap from 50% to 70% beginning in 2019, while simultaneously accelerating closure of the gap. These cost reduction initiatives and other provisions of the legislation, as well as any negotiated price discounts for our future products covered by a Part D prescription drug plan, may decrease the coverage and reimbursement rate that we receive, lower the net price realized on our sales to pharmacies, or both. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payers.

The ACA established the Patient-Centered Outcome Research Institute to organize and coordinate federally funded research to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third‑party payers do not consider our product candidates to be cost‑effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest, and pharmaceutical pricing and marketing currently received a great deal of Congressional and administrative attention. There have been numerous initiatives on the federal and state levels in the U.S. for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. In particular, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. Congressional inquiries and proposed and enacted federal and state legislation have also been released and are designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Current and future U.S. legislative healthcare reforms may result in price controls and other restrictions for any approved products, if covered, and could seriously harm our business. Drug pricing is and will remain a key bipartisan issue in the coming year. Drug pricing reform policies may be pursued in the future and may be more aggressive, regardless of which party controls the White House. Given that drug pricing controls is a key legislative and administration priority, it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states, such as California, have enacted transparency laws that require manufacturers to report drug price increases and related information. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. We further expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, judicial interpretation of health care reform efforts, and additional legislative and regulatory proposals resulting in ongoing, relatively rapid changes to applicable laws and regulations. Our results of operations could be adversely affected by current and future healthcare reforms.

Government and private payers also increasingly require pre‑approval of coverage for new or innovative devices or drug therapies or condition coverage on unsuccessful alternative treatment before they will reimburse healthcare providers that use such therapies. For some specialty drugs, payers are conditioning payment on successful treatment measured by objective metrics. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

As in the past, there may be other efforts to repeal or materially modify various aspects of ACA. The results and effects of such efforts, including judicial and Congressional challenges, could affect our business operations and prospects in unknown ways. Also, it is unclear how ACA and other laws ultimately will be fully implemented or modified. For example, in the case of Texas v. Azar, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 rendered the individual mandate unconstitutional. The December 15, 2019, opinion concluded that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance was not required. Following appeal of the Fifth Circuit’s decision upholding the ruling of the federal district court, on June 17, 2021, the Supreme Court reversed the decision of the Fifth Circuit, which vacated the judgment and instructed the lower court to dismiss the case.

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

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we will be able to charge for our product candidates, or the amounts of reimbursement available for our product candidates. If future legislation were to impose direct governmental price controls or access restrictions, it could have a significant adverse impact on our business. Additionally, with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, measures to reduce costs of the Medicaid program, and some states are considering implementing measures that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA has been applied to the marketing of drugs and the conduct of clinical trials outside the U.S. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

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

Subsidiaries and Inter-Corporate Relationships

VistaGen Therapeutics. Inc., a California corporation, dba VistaStem Therapeutics (VistaStem), is our wholly-owned subsidiary and, as of March 31, 2022, had two wholly-owned subsidiaries, Artemis Neuroscience, Inc., a corporation incorporated pursuant to the laws of the State of Maryland (Artemis), and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada). Subsequent to March 31, 2022, both VistaStem Canada and Artemis were dissolved in April 2022 and June 2022, respectively. The operations of VistaStem are managed by our senior management team based in South San Francisco, California.

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

The Consolidated Financial Statements included in Item 8 of this Annual Report represent the activity of VistaStem from May 26, 1998, and the consolidated activity of VistaStem and Excaliber (now VistaGen Therapeutics, Inc., a Nevada corporation), from May 11, 2011 (the date of the Merger) through March 31, 2022. The Consolidated Financial Statements also include the accounts of VistaStem’s two inactive wholly-owned subsidiaries, Artemis and VistaStem Canada.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $35.4 million and $11.9 million for the fiscal years ended March 31, 2022 and 2021, respectively. We expect that our research and development expenses will remain a significant portion of our total operating costs for the foreseeable future as we seek to complete the development of PH94B, PH10 and AV-101.

Environmental, Social, Governance, and Human Capital

We believe corporate responsibility is fundamental to our mission and we are committed to holding ourselves to high ethical standards. Beyond our quest to develop innovative therapeutic solutions that combat CNS disorders affecting so many lives and to improve healthcare outcomes, we strive to have a positive impact on our employees, our local communities, our patients, our shareholders, the health care ecosystem and society as a whole.

Governance and Leadership

As a late-clinical stage company that is passionate about transforming mental health care, we believe creating an environment that allows our team to collectively thrive and achieve its full potential begins with our Board of Directors, which consists of directors with diverse and dynamic backgrounds in pharmaceutical development, commercialization, and corporate governance. Applying the Nasdaq Stock Market’s continued listing standards for director independence, five of our seven directors are independent. At the management level, we have built a team of highly experienced professionals that we believe provide us with a diverse and inclusive culture, while also providing the know-how necessary to allow us to achieve our short- and long-term goals. Among these goals is to develop a formal environmental, social and governance (ESG) strategic roadmap and framework that will guide our operations, so as to ensure that we are operating in a manner that is consistent with our mission of transforming mental health care – One Mind at a Time.

Core Values and Ethics

We are committed to driving improvement and innovation in the care of patients suffering from CNS disorders. In this pursuit, our core values of integrity, compassion, teamwork, and excellence while on our journey to change the way we approach mental healthcare guide our internal processes and define our mission to radically improve mental health and well-being worldwide. In addition, all of our directors, officers and employees are responsible for upholding these values as set forth in our Code of Business Conduct and Ethics, which forms the foundation of our policies and practices. Our Code of Business Conduct and Ethics is available on our website at www.vistagen.com.

Environmental Commitment

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We strive to address the environmental impacts of the building in which we operate and minimize waste by reducing our use of paper by operating primarily in a digital environment. We have safety protocols in place for handling biohazardous waste in our labs, and we use third-party vendors for biohazardous waste and chemical disposal.

Human Capital and Employees

We believe that our people are one of our greatest assets. We make diversity and inclusion priorities because they are key to unlocking the potential of our people. Diversity is important in building a successful business as well as creating a vibrant culture. With colleagues who can contribute unique viewpoints and diverse perspectives to all aspects of the business, we believe that our culture can be more collaborative, more accepting of difference and more prepared for overall success on our journey to reimage medicine.

As of June 15, 2022, we employed 36 full-time employees, 17 females and 19 males. Twenty-four full-time employees work in research and development and laboratory support services and twelve full-time employees work in business development, commercialization and general and administrative roles. Staffing for other functional areas is achieved through our diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, payroll, information technology, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.

We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining agreement. We consider our employee relations to be good.

Facilities

We lease our office and laboratory space, which consists of approximately 10,900 square feet located in South San Francisco, California, under a lease expiring on July 31, 2027 which also provides a five-year option to renew.

Legal Proceedings

None.

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

Item 1A.  Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●       the successful completion of our PALISADE-1, PALISADE-2 and/or other clinical or nonclinical studies in the PALISADE Phase 3 program for PH94B in SAD may not be sufficient to cause the FDA to approve of any NDA that we may submit or cause any other agency to provide regulatory approval of PH94B and, even if approved, does not ensure acceptance of PH94B by clinicians leading to a revenue stream to support our operations;

            if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates;

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

●         the COVID-19 pandemic has had, and may continue to have, an impact on our business, including delays and potential delays in manufacturing and testing of certain drug substance and drug products and potential delays in recruitment and enrollment in the PALISADE Phase 3 Program and other planned clinical and nonclinical studies of our product candidates;

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

●         we require substantial additional financing to execute our long-term business plan, including further development and commercialization of PH94B and our other CNS product candidates, and to continue to operate as a going concern;

●         raising additional capital in equity-based financing transactions is likely to cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock; and

●         other risks and uncertainties, including those described under Risk Factors below.

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

Due to the emergence of variant strains of the COVID-19 virus, such as the Delta and Omicron variants, and the emergence of subvariants of the virus, such as the subvariant of Omicron known as BA.2, we cannot at this time accurately predict the potential future effects of the pandemic on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length, scope and episodic nature of the travel restrictions and business disruptions, including business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, the spread of variant and subvariant strains of the COVID-19 virus or another highly transmissible and pathogenic infectious disease may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations or those of our collaborators. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

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

●

Negative impacts on our employees, collaborators and suppliers: COVID-19 has impacted, and variant and subvariant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, collaborators, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of PH94B and PH10. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

We are not permitted to market our product candidates in the U.S. until we receive approval of a New Drug Application (NDA) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a NDA is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the filing of our NDA, delay, limit or deny approval of a NDA for many reasons, including, among others:

●

if we submit an NDA and it is reviewed by a FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical or clinical studies, limitations on approved labeling or distribution and use restrictions;

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

In addition, certain of our product candidates, including PH94B and PH10, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if our PALISADE Phase 3 Program, including PALISADE-1 and PASLISADE-2, and any future nonclinical or clinical study of PH94B, PH10 or AV-101 fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were reported in any clinical trials of any of our product candidates completed to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101, are reported in any future clinical trials, including clinical studies in the PALISADE Phase 3 Program for PH94B in SAD, and/or other clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third-parties for efficient execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties and inefficiencies in coordinating activities. CROs and other outside parties may:

●	experience disruptions to their operations, such as staff attrition, reduced staffing and supply chain disruptions, as a result of the ongoing COVID-19 pandemic;

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

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

Additionally, PH94B and PH10 will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will or may be conducted after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with cGMPs and QSRs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

The commercial success of our CNS product candidates, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients and healthcare payers. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

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

If our CNS product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payers, we may not generate sufficient revenue from our product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payers may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payers about the benefits of our product candidates may require significant resources and may never be successful.

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

We face significant competition in seeking appropriate collaborators. Whether we reach additional definitive agreements for collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of nonclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential markets for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

Although we do not currently have any products on the market, once we begin commercializing our CNS product candidates, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

●

Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance.

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

Market acceptance and sales of our product candidates will depend heavily on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the United States healthcare industry and elsewhere. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $47.8 million and $17.9 million during our fiscal years ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had an accumulated deficit of approximately $267.6 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2022 as a result of the uncertainty of our ability to continue as a going concern. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expenses, including medical education, sales and marketing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through March 31, 2022, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, a substantial portion of which remains recorded as deferred revenue at March 31, 2022, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our CNS product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both the U.S. and foreign jurisdictions;

●	commercialize our CNS product candidates, if approved, by developing a sales force and/or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our CNS product candidates in the medical community and with third-party payers.

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

Since 2019, we have expended a considerable portion of our resources for research, clinical development, manufacturing and regulatory expenses related to PH94B, including costs related to the PALISADE Phase 3 Program, as well as for research and development of methods and processes relating to the production of PH10 API and drug product and U.S. IND-enabling preclinical studies involving PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing PH94B, PH10 and AV-101 on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing PH94B and our other product candidates, should the FDA approve any of such product candidates for sale.

Although we had cash and cash equivalents of approximately $68.1 million at March 31, 2022, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the U.S., for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, should PALISADE-1 and PALISADE-2 be successful, we plan to (i) continue to advance and complete our PALISADE Phase 3 Program designed to develop and commercialize PH94B as a new acute treatment of anxiety in adults with SAD, (ii) continue to advance our opportunities to explore PH94B’s therapeutic potential beyond SAD in a series of small clinical and nonclinical studies, (iii) complete clinical, if any, and nonclinical preparations to initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iv) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to better understand opportunities to explore its therapeutic potential in certain neurological disorders, (v) conduct various nonclinical studies involving PH94B, PH10 and AV-101, and (vi) continue phase-appropriate preparations for commercialization of PH94B should the development and regulatory initiatives in our PALISADE Phase 3 Program prove successful.

Although we received the $5 million upfront payment under the AffaMed Agreement in August 2020 and expect to recognize that amount as revenue in future periods, we have no other recurring source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional transactions involving our stem cell technology, or (iii) obtain approval from the FDA and other regulatory authorities and successfully commercialize PH94B, or one of our other product candidates, on our own in the U.S. and through collaborations outside the U.S.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PH94B or our other current CNS product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur substantial costs associated with other clinical and nonclinical development programs for PH94B, PH10 and AV-101. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and to commercialize PH94B and our other CNS product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements.

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

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners in certain territories, including the U.S., or at an earlier stage than otherwise would be desirable or aligned with our business plan, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We previously identified material weaknesses in our internal control over financial reporting, and we may identify future material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we fail to establish and maintain adequate internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

We previously identified material weaknesses in our internal control over financial reporting that, as of March 31, 2022, were remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

Although we have determined that the previously identified material weaknesses have been remediated as of March 31, 2022, we cannot assure you that we will not identify other material weaknesses in the future, which could negatively impact our results of operations in future periods.

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Implementing any appropriate changes to our internal control over financial reporting may entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in establishing and maintaining the adequacy of our internal control, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.

Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by The Nasdaq Stock Market, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

Raising additional capital is likely to cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock.

We may pursue private and public equity offerings, debt financings, and strategic acquisitions, collaborations and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes or in the context of strategic acquisitions, we issue shares of common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic acquisitions, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of our common stock and our business.

We will require substantial additional financing to fund future operations, including research and development activities for our CNS product candidates and our anticipated pre-launch and other commercialization activities, assuming our clinical development programs are successful and we receive necessary regulatory approvals from the FDA. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing security holders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing securityholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

As of March 31, 2022, we had federal and state net operating loss carryforwards of approximately $182.2 million and $65.5 million, respectively, which have begun to expire in fiscal 2022 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future, could have a material adverse effect on our results of operations in future years. We have not yet completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

General Company-Related Risks

If we fail to retain and attract senior management and key scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, and Chief Commercial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 36 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceuticals field is intense. We will need to hire additional personnel to expand our internal capabilities across multiple functional areas, including general administration, research and development, manufacturing, regulatory, finance, human resources, information technology, investor relations, legal, public relations, and commercial. We may not be able to attract and retain quality personnel on acceptable terms.

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

As we seek to advance development of our product candidates, we will need to further expand our research and development capabilities and our contractual arrangements with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management.

Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research, development and regulatory efforts effectively, and hire, train and integrate additional management, administrative, research and development, regulatory, commercial and other personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the company.

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

The COVID-19 pandemic has caused us to significantly modify our business practices. Most of our employees are geographically dispersed from our headquarters facility in South San Francisco and now routinely work remotely. With the continuing COVID-19-driven shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater, including increased risk of phishing and other cybersecurity attacks as well as increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value, which could adversely affect our Company's business.

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

Although we own and have licensed issued and allowed patents and patent applications relating to PH94B, PH10 and AV-101 in the U.S. and selected countries in other jurisdictions, we cannot yet provide any assurances that any of our pending U.S. and additional foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage.

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

The patent positions of biopharmaceutical companies, including our patent portfolio with respect to our product candidates, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may be granted cannot be predicted with certainty.

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

The USPTO and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

The biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of their business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications that later result in issued patents that our product candidates may infringe, or that such third parties assert are infringed by our technologies.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world is prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For the pending patent applications relating to AV-101, as well as for other of the patent families that we own or license, the relevant statutory deadlines have not yet expired. Thus, for each of the patent families that we believe provide coverage for our lead product candidates or technologies, we will need to decide whether and where to pursue protection outside the U.S.

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

Some intellectual property which we have licensed may have been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements and limit our ability to contract with non-U.S. manufacturers.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies.  We have incurred and will continue to incur significant costs to comply with these public company reporting requirements, including accounting and related audit costs, legal costs to comply with corporate governance requirements and other costs of operating as a public company. These legal and financial compliance costs will continue to require us to divert significant resources that we could otherwise use to achieve our research and development and other strategic objectives.

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

Item 2.  Properties

Our corporate headquarters and laboratories are located at 343 Allerton Avenue, South San Francisco, California 94080, where we occupy approximately 10,900 square feet of office and lab space under a lease expiring on July 31, 2027, which contains a 5-year option to renew. We believe that our facilities are suitable and adequate for our current and foreseeable needs.

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

	High	Low
Year Ended March 31, 2022
First quarter ended June 30, 2021	$3.17	$1.91
Second quarter ended September 30, 2021	$3.55	$2.56
Third quarter ended December 31, 2021	$2.78	$1.60
Fourth quarter ended March 31, 2022	$2.11	$1.06

Year Ended March 31, 2021
First quarter ended June 30, 2020	$0.68	$0.35
Second quarter ended September 30, 2020	$1.06	$0.46
Third quarter ended December 31, 2020	$1.96	$0.6088
Fourth quarter ended March 31, 2021	$3.18	$1.83

On June 22, 2022 the closing price of our common stock on the Nasdaq Capital Market was $1.02 per share.

At June 22, 2022, we had 206,640,955 shares of common stock outstanding held by approximately 20,000 stockholders. During our fiscal year ended March 31, 2022, the custodial holder of 500,000 shares of our Series A Preferred Stock (Series A Preferred) converted such shares into 750,000 shares of our common stock; the custodial holder of 1,131,669 outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred), converted such shares into 1,131,669 shares of our common stock and was issued 3,295,778 shares of our common stock in payment of dividends accrued from May 2015 through November 2021 upon conversion of the Series B Preferred; and the custodial holder of 2,318,012 shares of our Series C Convertible Preferred Stock (Series C Preferred) converted such shares into 2,318,012 shares of our common stock. At March 31, 2022 and June 22, 2022, no shares of our preferred stock were outstanding.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Series B Preferred accrued dividends at a rate of 10% per annum, which dividends were payable solely in unregistered shares of our common stock at the time the Series B Preferred was converted into common stock. As noted above, our Series B Preferred was converted into common stock and we issued common stock in payment of accrued dividends during the fiscal year ended March 31, 2022 and there is currently no Series B Preferred outstanding.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effects of the ongoing COVID-19 pandemic, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (Board) and stockholders.

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

Business Overview

We are a late clinical-stage, central nervous system (CNS)-focused biopharmaceutical company striving to transform the treatment landscape for individuals living with anxiety, depression and other CNS disorders. We are advancing development of therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those that are currently available. Our clinical-stage candidates are targeting multiple forms of anxiety and depression. They primarily belong to a new class of drugs known as pherines, which are odorless, neuroactive steroids that bind to distinct receptors on chemosensory neurons in the nasal passages and can impact the limbic amygdala without systemic uptake or direct activity on CNS neurons in the brain. Our lead candidate, PH94B, is a nasally administered spray currently in multiple Phase 3 trials in the U.S., with results from two of such Phase 3 studies anticipated in 2022. Should ongoing Phase 3 studies be successful, PH94B has the potential to be the first FDA-approved, fast-acting, acute treatment of anxiety for adults with social anxiety disorder. VistaGen is passionate about transforming mental health care and redefining what is possible for patients and health care providers in the treatment of anxiety and depression – One Mind at a Time.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program includes a long-term safety study which is underway in the U.S., and two additional planned clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD based on our prior discussions with the U.S. Food and Drug Administration (FDA), should our PALISADE Phase 3 Program be successful overall. In addition, our exploratory Phase 2A clinical program for PH94B, which is designed to assess the therapeutic potential of PH94B in anxiety disorders beyond SAD, is underway, with a Phase 2A clinical study in adults experiencing Adjustment Disorder with Anxiety (AjDA). We are preparing to expand our PH94B exploratory program in 2022 by initiating Phase 2A biomarker studies as an initial step in assessing PH94B’s therapeutic potential in each of procedural anxiety and post-traumatic stress disorder. We are also preparing to initiate our exploratory postpartum anxiety program for PH94B with a Phase 1 lactation study as a first step to assess whether PH94B is excreted to breast milk.

PH10 is being developed as a stand-alone treatment for major depressive disorder (MDD) and potentially other depression disorders. Exploratory Phase 2A clinical development of PH10 for MDD has been completed. Based on the positive results demonstrated in that study, we are preparing for further clinical development of PH10 for MDD, including, but not limited to, a planned Phase 2B clinical study.

Exploratory Phase 1B clinical development of AV-101 in combination with probenecid is underway in the U.S. to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class, odorless, tasteless rapid-onset (approximately 15 minutes) synthetic investigational pherine nasal spray with a novel mechanism of action (MOA) that regulates the olfactory-amygdala neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. Based on positive Phase 2 data in SAD patients, VistaGen is currently evaluating PH94B in two Phase 3 clinical studies in the U.S., PALISADE-1 and PALISADE-2, and a long-term safety study, for the acute treatment of anxiety in adults with SAD. Designed for intranasal administration in low microgram doses, the novel MOA of PH94B is fundamentally differentiated from all current anti-anxiety medications, including all antidepressants approved by the FDA for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. VistaGen’s proposed MOA for PH94B does not involve either direct activation of GABA-A receptors or binding to neuronal receptors in the CNS. Rather, PH94B’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala fear and anxiety neural circuits. Both clinical and preclinical data suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, reducing the risk of benzodiazepine-like side effects and other safety concerns.

Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. In addition to SAD, for which the FDA has granted Fast Track designation, we also have potential opportunities to develop PH94B in adjustment disorder with anxiety, procedural anxiety, PTSD, postpartum anxiety and panic disorder.

PH10 Nasal Spray

PH10 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to PH94B, PH10’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting stand-alone treatment for MDD. We also have potential opportunities to develop PH10 for multiple other depression-related disorders.

AV-101

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, determination of right-of-use assets under lease transactions and related lease obligations, impairment of long-lived assets, research and development, stock-based compensation, warrant liability and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications, and useful lives for property and equipment and related depreciation calculations. Our actual results could differ from these estimates.

Revenue Recognition

We have historically generated revenue principally from collaborative research and development arrangements, licensing and technology access fees and government grants. We recognize revenue following the guidance of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606.

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

Right-of-use assets and lease obligations

We account for our leases following the guidance of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right of use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right-of-use assets. Our operating lease is reflected in the right-of-use asset – operating lease; operating lease obligation – current portion; and operating lease obligation – non-current portion in our Consolidated Balance Sheets.

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

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the Consolidated Statements of Operations and Comprehensive Loss. We do not carry any capitalized intellectual property or product licenses as assets subject to impairment on our Consolidated Balance Sheets.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs. Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs. External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10, and AV-101. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each requires significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense in our fiscal year ended March 31, 2019.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected term of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method in accordance with guidance provided by the Securities and Exchange Commission (SEC) to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method, which, because of the historically limited trading volume during the period in which our stock has been publicly traded on a major exchange, is based on the historical daily trading data of the common stock of a peer group of public companies over the expected term of the option.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At March 31, 2022 and 2021, we had both investor warrants and share-based compensation warrants outstanding that were classified as equity.

Income Taxes

We account for income taxes using the asset and liability approach promulgated by ASC 740, Income Taxes, for financial reporting purposes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included in Item 8 in this Report (Financial Statements) for information on recent accounting pronouncements.

Financial Operations Overview and Results of Operations

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since we entered into the AffaMed Agreement with respect to PH94B in June 2020 and the Bayer Agreement with respect to cardiac stem cell technology in December 2016, those agreements have provided initial, non-dilutive cash payments, but no recurring revenues, although we may potentially receive additional cash payments and royalties under such agreements in the future, in the event certain performance-based milestones and commercial sales are achieved. Since acquiring our exclusive worldwide licenses to our intranasal investigational product candidates, PH94B and PH10, in 2018, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of such product candidates, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical and clinical studies focused on potential commercialization of these product candidate for neuropsychiatry indications. For example, with respect to PH94B, during 2021 we initiated our PALISADE Phase 3 Program for the acute treatment of anxiety in adults with SAD, and with respect to PH10, we conducted and are continuing to conduct various preclinical studies and manufacturing activities intended to enable commencement of a Phase 2B clinical study of PH10 as a stand-alone treatment for MDD. In addition, we have devoted substantial resources to advance initiatives related to research, development and contract manufacturing of our oral prodrug candidate, AV-101, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as several preclinical studies and clinical studies focused on potential commercialization of AV-101 in several CNS indications. For example, our current focus on AV-101 is in combination with probenecid which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. Also, from-time-to-time in the past but not during the period covered by this Report, we have devoted resources to VistaStem’s stem cell technology research and development, bioassay development and small molecule drug rescue-related initiatives, in addition to creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. At March 31, 2022, we had an accumulated deficit of approximately $267.6 million. Our net loss for the fiscal years ended March 31, 2022 and 2021 was approximately $47.8 million and $17.9 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further research, development and commercialization activities related to PH94B, PH10 and AV-101.

Summary of the Fiscal Year Ended March 31, 2022

During our fiscal year ended March 31, 2021 (Fiscal 2021) we completed financing and development and commercialization partnering transactions aggregating approximately $25 million prior to our December 2020 completion of a $100 million underwritten public offering (the December 2020 Public Offering) of our securities, from which, after deducting discounts, commissions and offering expenses, we received net proceeds of approximately $93.6 million. Our financial position resulting from those transactions, combined with warrant exercises and other financing activities during our fiscal year ended March 31, 2022 (Fiscal 2022) aggregating approximately $10.5 million, net of expenses, has permitted us to accelerate an important stream of potential catalysts across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD.

From an operational perspective, throughout Fiscal 2022 and through the date of this Report, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) advancing our planned exploratory Phase 2A clinical program for PH94B with the initiation of our Phase 2A clinical study in adults experiencing AjDA, while also exploring potential opportunities for Phase 2A clinical development of PH94B in anxiety disorders beyond SAD, (iii) Phase 2B development of PH10 as a potential stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid to explore potential opportunities to develop the combination for treatment of multiple CNS indications. Notably, we initiated our PALISADE Phase 3 Program for PH94B in SAD with the commencement of PALISADE-1 in May 2021 and PALISADE-2 in August 2021. Each is a U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with SAD. Each of the studies is being conducted across various sites in the U.S., with a combined target of approximately 416 randomized subjects. Dr. Michael Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute, director of the Medical Research Network in New York City, and creator of the Liebowitz Social Anxiety Scale (LSAS), is serving as Principal Investigator of both studies. Topline results from PALISADE-1 are anticipated to be released in mid-2022 and those from PALISADE-2 later in 2022. In addition to the initiation of PALISADE-1 and PALISADE-2, during Fiscal 2022, we initiated the PALISADE Long-term Safety study and advanced our planned exploratory Phase 2A clinical program for PH94B with the initiation of our Phase 2A clinical study in adults experiencing AjDA. We are continuing preparations for additional clinical trials of PH94B and PH10 that we plan to commence later in calendar 2022. Further, we continue to expand our regulatory and intellectual property foundation to support broad clinical development and, ultimately, commercialization of our CNS product candidates in the U.S. and foreign markets.

To advance these initiatives, beginning in the fourth quarter of Fiscal 2021, throughout Fiscal 2022, and continuing to the present, we have significantly expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, clinical research, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, commercial operations, legal and contracts and corporate affairs, development operations, and investor and public relations. Between April 2021 and July 2021, we filled vacancies on our Board created, in part, by the departure of two of our long-term Board members, by appointing three new independent members to our Board. Five members of our Board are independent. We believe these appointments increase our Board’s diversity and expand its expertise in multiple areas, including among others, communications, drug development, regulatory affairs, product commercialization and marketing.

Throughout Fiscal 2021 and Fiscal 2022 and through the date of this Report, strains of SARS-CoV-2, commonly referred to as COVID-19 and multiple variants of the virus, have spread globally and the outbreak has been declared a pandemic by the World Health Organization and a public health emergency in the U.S. by the U.S. Secretary of Health and Human Services. Operations at our headquarters in South San Francisco were significantly curtailed during Fiscal 2021 and the first half of Fiscal 2022, and, to some extent, periodically thereafter, while state and local restrictions required remote working conditions. Most of our recent employee additions are geographically located away from our headquarters facility in South San Francisco and routinely work remotely. Our employees have worked efficiently and productively while remotely-located and working from home whether as a result of the COVID-19 pandemic or otherwise. From time to time during the COVID-19 pandemic, however, the efficiency and productivity of certain preclinical and clinical development programs and our third-party collaborators, including , among others, contract research and development organizations (CROs), contract manufacturing organizations (CMOs) and other third-party service providers have been, and may be in the future, impacted by prevailing surges in the spread of variants of COVID-19, such as spreads induced by the Delta and Omicron variants and their sub-variants during Fiscal 2021 and Fiscal 2022, shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10, as well as temporary disruptions in the availability of third-party personnel and others involved in the conduct of our preclinical and clinical programs. Future unexpected delays may result in a significant, material delay or disruption to our current clinical development plans, programs, and operations.

From a financial perspective, in addition to the December 2020 Public Offering, between December 2020 and the end of Fiscal 2022, holders of outstanding warrants to purchase an aggregate of 13,695,093 shares of our common stock exercised such warrants and we received cash proceeds of approximately $11,132,200, including exercises of warrants to purchase 7,298,791 shares for cash proceeds of $6,207,400 during Fiscal 2022.

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any shares under the ATM from October 2, 2021 through the date of this Report.

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

Comparison of Fiscal Years Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the fiscal years ended March 31, 2022 and 2021 (amounts in thousands).

	Fiscal Year Ended March 31,
	2022	2021

Sublicense revenue	$1,109	$1,090
Operating expenses:
Research and development	35,408	11,926
General and administrative	13,480	7,098
Total operating expenses	48,888	19,024

Loss from operations	(47,779)	(17,934)

Interest income, net	20	2
Other income	-	1

Loss before income taxes	(47,759)	(17,931)
Income taxes	(3)	(3)

Net loss	(47,762)	(17,934)
Accrued dividend on Series B Preferred Stock	(945)	(1,386)
Beneficial conversion feature on Series D Preferred Stock	-	(23,000)
Net loss attributable to common stockholders	$(48,707)	$(42,320)

Revenue

We recognized sublicense revenue pursuant to the AffaMed Agreement in the amount of $1,108,900 in Fiscal 2022 compared to $1,089,500 in Fiscal 2021. In June 2020, we entered into the AffaMed Agreement, which involves the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia. The terms of the AffaMed Agreement included a $5.0 million non-refundable upfront license fee which we received in August 2020. We recorded this payment as deferred revenue and we are recognizing it as revenue on a straight-line basis over the period during which we expect to perform the services required under the AffaMed Agreement. We currently estimate that we will complete our performance obligations under the AffaMed Agreement in mid-calendar 2024. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $23.5 million, from $11.9  million in Fiscal 2021 to $35.4 million in Fiscal 2022, primarily due to expenses related to preparing for, initiating and conducting our ongoing PALISADE Phase 3 Program for PH94B in SAD, including the preparation for and conduct of PALISADE-1 and the preparation for, initiation and advancement of PALISADE-2 and the PALISADE Long-term Safety Study, the preparation for and initiation and advancement of our exploratory Phase 2A study of PH94B for the potential treatment of AjDA, and continuation of both nonclinical and preclinical development and outsourced manufacturing activities for both PH94B and PH10. Such activities accounted for an increase of approximately $17.6 million in expenses in Fiscal 2022 compared to Fiscal 2021. Salaries and benefits expense increased by approximately $4.1 million in Fiscal 2022 compared to Fiscal 2021 primarily due to the hiring of multiple senior personnel. Noncash research and development expenses, primarily stock-based compensation and equipment depreciation in both periods, accounted for approximately $1.5 million and $0.8 million in Fiscal 2022 and Fiscal 2021, respectively.

The following table indicates the primary components of R&D expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2022	2021

Salaries and benefits	$6,040	$1,986
Stock-based compensation	1,457	747
Consulting and other professional services	834	328
Clinical and nonclinical studies and development expenses:
PH94B and PH10	25,238	7,620
AV-101	999	611
All other	75	24
	26,312	8,255
Rent	483	545
Depreciation	97	64
All other	185	1

Total Research and Development Expense	$35,408	$11,926

The increase in salaries and benefits expense for Fiscal 2022 primarily reflects the impact of the addition of senior management personnel across multiple functional R&D areas, including chemistry, manufacturing and controls (CMC), clinical operations, clinical research, pharmacovigilance, biostatistics and clinical analytics, development operations, regulatory affairs and translational medicine, as well as other R&D personnel during the period from December 2020 through March 2022. Also contributing to the increase is the impact of salary increases effective beginning in January 2022 granted to R&D management and members of our R&D staff. Further, bonus payments for achievement of certain core corporate objectives during calendar year 2021, paid in February 2022, exceeded amounts paid in December 2020 to a smaller number of employees for achievement of calendar 2020 objectives.

Fiscal 2022 stock-based compensation expense reflects the amortization of option grants made to our internal R&D team as well as certain clinical and scientific consultants since May 2019, in addition to grants to new senior management and other employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 are fully vested and amortized at March 31, 2022. Grants awarded after March 31, 2021, including those granted to new employees, account for approximately $604,000 of Fiscal 2022 expense, offset by the expense reduction compared to Fiscal 2021 of approximately $237,000 for grants made in Fiscal 2021 and prior years that became fully vested during Fiscal 2022. Further, grants to newly hired employees between December 2020 and March 31, 2021 incurred a full year of amortization during Fiscal 2022 compared to a partial year during Fiscal 2021, increasing Fiscal 2022 expense by approximately $343,000. Except for grants to new employees, expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in Fiscal 2022 and Fiscal 2021, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants. Grants to new employees generally vest 25% on the first anniversary of the grant date and ratably monthly over the next three years.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, CMC, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our PH94B and PH10 development initiatives. Fiscal 2022 expense also includes contract recruiting services for certain specialized R&D positions.

The significant increase in PH94B and PH10 clinical and nonclinical project expenses during Fiscal 2022 compared to Fiscal 2021 results primarily from the initiation and advancement of our ongoing PALISADE Phase 3 Program, specifically, our PALISADE-1 and ongoing PALISADE-2 clinical trials, and our PALISADE Long-term Safety study, as well as the initiation of our exploratory Phase 2A clinical trial of PH94B as a potential treatment of AjDA and preclinical development activities for PH94B and PH10. In both periods, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for both clinical trials and other developmental requirements have been and continue to be significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2022 and Fiscal 2021. In both years, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Fiscal 2022 expense also includes the impact of initiating our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial. We are actively preparing for and advancing other clinical and nonclinical studies involving PH94B, PH10 and AV-101 in combination with probenecid.

Rent expense for both Fiscal 2022 and Fiscal 2021 reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 14, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $6.4 million to approximately $13.5 million in Fiscal 2022 compared to approximately $7.1 million in Fiscal 2021. Salaries and benefits expense for Fiscal 2022 increased by approximately $2.0 million versus Fiscal 2021 primarily due to the hiring of senior management personnel, including our Chief Commercial Officer, Vice President, Investor Relations, and Vice President, Strategic Insights and Analytics, as well as other senior administrative personnel. Stock-based compensation expense increased by approximately $0.5 million in Fiscal 2022 as a result of grants to both new and existing G&A employees and members of our Board. Further, in Fiscal 2022, we incurred approximately $2.8 million of consulting expenses in connection with various customary pre-commercialization market research studies and analyses. We incurred additional consulting expense of approximately $0.6 million related to expanding our infrastructure support during Fiscal 2022. Additionally, in Fiscal 2022, we expensed, as a noncash charge, approximately $0.2 million of deferred offering costs attributable to a previous financing arrangement that we terminated in June 2021. Noncash general and administrative expense, approximately $2.4 million during Fiscal 2022, increased from approximately $1.7 million for Fiscal 2021 primarily due to the increase in stock-based compensation expense and the write-off of the deferred offering costs.

The following table indicates the primary components of G&A expense for each of the periods (amounts in thousands):

	Fiscal Year Ended March 31,
	2022	2021

Salaries and benefits	$4,082	$2,052
Stock-based compensation	2,023	1,559
Board fees and other consulting services	453	428
Legal, accounting and other professional fees	1,791	1,115
Investor and public relations	707	695
Pre-launch marketing studies and analyses	2,796	-
Insurance	578	449
Travel expenses	42	4
Rent and utilities	377	354
Sublicense contract amortized acquisition expense	105	102
Write off of deferred offering costs	232	-
All other expenses	294	340

	$13,480	$7,098

The increase in salaries and benefits expense in Fiscal 2022 primarily results from the addition of our Chief Commercial Officer in May 2021, our Vice President, Investor Relations in March 2021, our Vice President, Strategic Insights and Analytics in November 2021, our Vice President, Human Resources in January 2022 and three other administrative employees during the period. Also contributing to the increase is the impact of salary increases effective beginning in January 2022 granted to members of our management and administrative staff. Further, bonus payments for achievement of certain core corporate objectives during calendar year 2021, paid in February 2022, exceeded amounts paid in December 2020 to a smaller number of employees for achievement of calendar 2020 objectives.

Fiscal 2022 stock-based compensation expense reflects the amortization of option grants made to our internal management and administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new senior management and other new employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 are fully vested and amortized at March 31, 2022. Grants awarded after March 31, 2021, including those granted to new employees, account for approximately $1,008,000 of Fiscal 2022 expense, offset by the expense reduction compared to Fiscal 2021 of approximately $603,000 for grants made in Fiscal 2021 and prior years that became fully vested during Fiscal 2022. Further, grants to newly hired employees between December 2020 and March 31, 2021 incurred a full year of amortization during Fiscal 2022 compared to a partial year during Fiscal 2021, increasing Fiscal 2022 expense by approximately $94,000. Except for grants to new employees, expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in Fiscal 2022 and Fiscal 2021, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants. Grants to new employees generally vest 25% on the first anniversary of the grant date and ratably monthly over the next three years.

Board fees and other consulting services represents, in both Fiscal 2021 and Fiscal 2022, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Fiscal 2022 expense also includes fees for continuing education activities available to our Board members and for other strategic consulting services. Fiscal 2021 expense also included consulting service fees related to commercial analyses of both PH94B and PH10.

Legal, accounting and other professional fees for Fiscal 2022 and Fiscal 2021 includes expense related to routine corporate legal and compliance fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not necessarily occur ratably throughout the year or between years. In both Fiscal 2022 and Fiscal 2021, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, and, to a lesser extent, with respect to our PH94B and PH10 intellectual property portfolios. Accounting expense includes costs related to the annual audit of our prior year financial statements and the three quarterly reviews of our current year financial statements. Fiscal 2022 expense also includes the cost of certain outsourced financial and accounting services and implementation of new accounting software, and an expanded service level from our information technology service provider, all of which commenced at the beginning of Fiscal 2022, as well as certain recruiting fees incurred in connection with searches for certain specialized positions that commenced late in Fiscal 2022. In Fiscal 2021, we incurred additional consulting fees related to revenue recognition accounting for the AffaMed Agreement.

Investor and public relations expense in both Fiscal 2022 and Fiscal 2021 includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and well as market awareness and strategic advisory and support functions and initiatives. During both years, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During Fiscal 2022, we incurred expenses for various phase-appropriate and customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. We plan to continue such studies and initiatives in parallel with our clinical and regulatory initiatives.

The increase in insurance expense in Fiscal 2022 is primarily attributable to the market-rate increase in the premium for our directors’ and officers’ liability insurance upon renewal of our policy in May 2021, and additional coverages, including cybersecurity, added to our program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic continuing throughout both Fiscal 2021 and Fiscal 2022, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, have generally occurred remotely without requiring in-person business travel by our executives. We incurred nominal travel expenses in Fiscal 2022 for attendance at seminars, and for vendor audits and clinical trial site visits as conditions have permitted.

Rent expense for both Fiscal 2022 and Fiscal 2021 reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 14, Commitments and Contingencies, in the Financial Statements, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both years, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the second quarter of Fiscal 2021, in connection with our recognition of revenue under the AffaMed Agreement, we also began to amortize the deferred contract acquisition costs related to our acquisition of that agreement. Such costs were composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. We amortized approximately $105,000 and $102,000 of contract acquisition costs during Fiscal 2022 and Fiscal 2021, respectively.

As described more completely in Note 8, Capital Stock, in the Financial Statements, in June 2021, we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Income, Net

Interest income, net totaled $19,900 in Fiscal 2022 compared to $1,600 in for Fiscal 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Fiscal Year Ended March 31,
	2022	2021

Interest income	$20	$15
Interest expense on financing lease, insurance premium financing notes and Payroll Protection Program note (2021)	-	(13)

Interest income, net	$20	$2

In both Fiscal 2022 and Fiscal 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Fiscal 2022 interest income reflects higher balances in interest-earning accounts as rates have been minimal during both periods. Interest expense in Fiscal 2021 relates to interest paid on insurance premium financing notes and on our financing lease of office equipment subject to ASC 842 and to interest accrued on our Payroll Protection Program loan prior to its voluntary repayment, including interest, in December 2020. Further, we did not finance insurance premiums for policies that renewed in February 2021 or May 2021 as we had in prior years.

We recognized approximately $945,000 and $1,386,000 during Fiscal 2022 and Fiscal 2021, respectively, attributable to the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred. In December 2020, one holder of Series B Preferred converted 28,571 shares of Series B Preferred into an equal number of unregistered shares of our common stock and we issued an additional 160,062 unregistered shares of our common stock in payment of $124,600 of accrued dividends.

The Series D Preferred that we issued in the December 2020 Public Offering contained a beneficial conversion feature (a BCF), which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date (with respect to the Series D Preferred, the date the security was actually issued rather than the date the agreement to do so was entered into, referred to as the Commitment Date). In accordance with Accounting Standards Codification 470-20, Debt- Debt with Conversion and Other Options (ASC 470-20), an embedded BCF is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. ASC 470-20 also provides that the intrinsic value is to be calculated as of the Commitment Date. The Series D Certificate of Designation provides that the Series D Preferred has a conversion price of $0.92 per share on an as-converted basis the (Conversion Price). The Conversion Price compared to the closing price of $1.42 per share of our common stock on the Commitment Date results in a difference of $0.50 per share. That difference multiplied by the 46 million shares of our common stock issuable upon conversion of the Series D Preferred resulted in an aggregate BCF of $23.0 million. We did not recognize the impact of the BCF at December 31, 2020 because the Series D Preferred was not convertible into common stock prior to the Approval Date (the date of our Special Meeting of Stockholders held on March 5, 2021). Following approval by our stockholders of the Charter Amendment at the Special Meeting in March 2021, the contingency of the BCF was eliminated and we recognized the BCF as a noncash charge in arriving at net loss attributable to common stockholders in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2021 and as a corresponding increase in additional paid-in capital in our Consolidated Statement of Stockholders’ Equity (Deficit). The recognition of the BCF on the Series D Preferred had no aggregate impact on our stockholders’ equity or on our cash position.

Liquidity and Capital Resources

Since our inception in May 1998 through March 31, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.6 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of 7,298,791 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million.

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

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock at a public offering price of $0.92 per share and 2,000,000 shares of a newly authorized series of convertible preferred stock (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred Stock were convertible into 46.0 million shares of common stock, all of which had been converted by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $93.6 million.

In August 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12.5 million. Under the terms of an overallotment option we granted, the underwriter exercised such option with respect to 2,243,250 shares of common stock, resulting in additional gross proceeds to us of approximately $1.8 million. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $12.9 million.

As more completely described in Note 11, Licensing, Sublicensing and Collaboration Agreements, in the Financial Statements, in June 2020, we entered into the AffaMed Agreement, a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders, pursuant to which we received a non-refundable upfront license payment of $5.0 million in August 2020. The upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin pursuant to our PH94B license from Pherin, and payment for consulting services related to the consummation of the AffaMed Agreement.

Liquidity, Capital Resources and Going Concern

During Fiscal 2021, we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As described above, during Fiscal 2022, we received an additional $6.2 million in cash proceeds from the exercise of outstanding warrants and approximately $4.45 million in gross cash proceeds from the sale of our common stock under the Sales Agreement. Although we had cash and cash equivalents of approximately $68.1 million at March 31, 2022, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the United States, for the twelve months following the issuance of these financial statements, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

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

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) the potential issuance of debt securities, (ii) sales of our equity securities in one or more public offerings, including strategic transactions under the Sales Agreement, (iii) private placements, (iv) the exercises of some or all of the currently outstanding 9,275,858 warrants prior to their expiration and/or (v) strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the U.S., similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

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

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. Our auditors have included a going concern qualification to their opinion on our Financial Statements at March 31, 2022 as a result of this uncertainty. The Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the fiscal years stated (in thousands):

	Fiscal Year Ended March 31,
	2022	2021

Net cash used in operating activities	$(45,257)	$(12,074)
Net cash used in investing activities	(200)	(275)
Net cash provided by financing activities	10,484	114,102

Net increase (decrease) in cash and cash equivalents	(34,973)	101,753
Cash and cash equivalents at beginning of period	103,108	1,355

Cash and cash equivalents at end of period	$68,135	$103,108

As described previously, the combination of the net proceeds we received during Fiscal 2021 from the December 2020 Public Offering and the August 2020 Public Offering followed subsequently by the proceeds from warrant exercises in both Fiscal 2021 and Fiscal 2022 and sales of our common stock under the ATM during Fiscal 2022 have provided sufficient funds for us to significantly advance an important stream of initiatives across our CNS pipeline, including, among others, our PALISADE Phase 3 Program for PH94B in SAD, our exploratory clinical program for PH94B in multiple anxiety-related indications beyond SAD, our Phase 2B development program for PH10 in MDD, and our exploratory Phase 1B clinical program for AV-101 in combination with probenecid. The increase in cash used in operations during Fiscal 2022 results from the preparation for and initiation and ongoing conduct of our PALISADE Phase 3 Program for PH94B for the acute treatment of anxiety in adults with SAD, including our PALISADE-1 and PALISADE-2 Phase 3 clinical trials and our PALISADE Long-term Safety Study, as well as other clinical trials of PH94B and preparations for additional clinical and nonclinical studies of our product candidates to be initiated at various points during 2022. Additionally, we have enhanced our internal capabilities with the addition of senior management and other personnel with significant industry expertise in disciplines critical to the development and commercialization of our product pipeline. In parallel with our clinical and regulatory initiatives, we are conducting customary and appropriate phase-timed pre-commercialization analyses, modeling, planning and awareness initiatives. Cash used in investing activities in both Fiscal 2021 and Fiscal 2022 reflects the cost of laboratory analytical equipment and select manufacturing equipment acquired for use by our CMO in connection with the development and production of PH94B drug product and, in Fiscal 2022, laboratory equipment to be used in our internal development initiatives.

Net cash provided by financing activities in an aggregate amount of approximately $10.5 million during Fiscal 2022 is primarily the result of warrant exercises and our sale of common stock under the ATM, net of sales commissions and other expenses related to the ATM facility which are recorded as deferred offering costs. Net cash provided by financing activities in an aggregate amount of approximately $114.1 million during Fiscal 2021 primarily reflects the cash proceeds received by us from sales of our common stock and Series D Preferred stock pursuant to the December 2020 Public Offering as well as sales of our common stock pursuant to the August 2020 Public Offering, the LPC Agreement, exercises of outstanding warrants and from the Payroll Protection Program loan we received in April 2020, net of insurance premium financing note and financing lease payments. We voluntarily repaid the Payroll Protection Program loan and accrued interest in full in December 2020. We did not finance insurance premiums for policies renewed in February 2021 or May 2021 as we had in Fiscal 2021.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. Throughout Fiscal 2022 and Fiscal 2021, VistaStem had two inactive, wholly owned subsidiaries, Artemis Neuroscience, a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation. VistaStem Canada was dissolved in April 2022 and Artemis Neuroscience was dissolved in June 2022.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VistaGen Therapeutics, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VistaGen Therapeutics, Inc. (the “Company”) as of March 31, 2022, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year ended March 31, 2022, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended March 31, 2021 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on June 29, 2021.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered negative cash flows from operations and recurring losses from operations since inception, resulting in an accumulated deficit of $267.6 million as of March 31, 2022, that raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Expenses for Clinical and Nonclinical Materials, Development, and Contract Services

Description of the Matter

As reflected in Note 6 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its third-party service providers’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been paid are recognized as accrued expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and third-party service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing preclinical study and clinical trial activities and the subjectivity involved in estimating clinical trial and manufacturing expenses, auditing the accrued expenses for clinical and nonclinical materials, development, and contract services involved especially subjective judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to accrued expenses for clinical and nonclinical materials, development, and contract services included the following, among others:

●	We obtained an understanding of the design and implementation of controls over the estimation of accrued expenses for clinical and nonclinical materials, development, and contract services.
●	We obtained and read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.
●

We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of preclinical studies, clinical trial and manufacturing activities.

●

For a selection of agreements and contracts, we compared the amount of accrual at the end of the current period to subsequent year activity and evaluated the accuracy of the Company’s estimation methodology.

●	For a selection of service providers, we obtained a written confirmation of the costs incurred as of year-end for clinical trials.
●

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

o	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.
o	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and third-party service providers).
o	Evaluated management’s judgments compared to the evidence obtained.
o	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals.
o	Tested the mathematical accuracy of management’s calculation of clinical trial and manufacturing activities accruals in the consolidated financial statements.

Revenues from Contract with Customers

Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company recognized approximately $1.1 million in revenue under the sublicense agreement with AffaMed Therapeutics. Inc. (“AffaMed”) during the fiscal year ended March 31, 2022.

Auditing management’s timing of revenue recognition attributed to the single combined performance obligation was challenging as significant judgment is required in the evaluation of the period in which the combined performance obligation is satisfied.

We identified sublicense revenue recognition as a critical audit matter because of the judgments necessary for management to determine the timing of recognition for such revenue. Because of the complexity associated with applying the recognition criteria of Accounting Standards Codification, Topic 606, Revenue Recognition, notably related to the determination of timing of revenue recognition, this required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Our audit procedures related to the recognition of sublicense revenue, included the following, among others:

●

We evaluated the Company’s revenue recognition for the sublicense agreement through an inspection of the agreement and an evaluation of management’s revenue recognition analysis corresponding to the sublicense agreement. Our objective was to validate that revenue from the sublicense agreement was recognized in a manner commensurate with the terms of the established agreement and the relevant accounting guidance.

●

We analyzed the sublicense agreement to determine if the arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract.

●	We tested the measurement of efforts toward satisfaction of the combined performance obligation which included, among other procedures:
o	Reviewed management’s revenue schedules for accuracy and completeness by agreeing data to the underlying agreement.
o

Evaluated the manner in which the combined performance obligation was satisfied, and corroborated management estimates and judgments through a review of press releases and third-party data as a potential source of corroborating or contradictory evidence.

o	Discussed management’s judgments with the Company’s research and development personnel that oversee aspects of the license agreement.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2006.

San Francisco, California

June 23, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VistaGen Therapeutics, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VistaGen Therapeutics, Inc. (the “Company”) as of March 31, 2021, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

June 29, 2021

We have served as the Company's auditor since 2006.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in dollars, except share amounts)

	March 31,	March 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$68,135,300	$103,108,300
Prepaid expenses and other current assets	2,745,800	875,700
Deferred contract acquisition costs - current portion	116,900	133,500
Total current assets	70,998,000	104,117,500
Property and equipment, net	414,300	367,400
Right-of-use asset - operating lease	2,662,000	3,219,600
Deferred offering costs	321,800	294,900
Deferred contract acquisition costs - non-current portion	146,400	234,100
Security deposits	100,900	47,800
Total assets	$74,643,400	$108,281,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,758,600	$838,300
Accrued expenses	1,329,200	1,562,700
Deferred revenue - current portion	1,244,000	1,420,200
Operating lease obligation - current portion	433,300	364,800
Financing lease obligation - current portion	-	3,000
Total current liabilities	5,765,100	4,189,000

Non-current liabilities:
Accrued dividends on Series B Preferred Stock	-	6,272,700
Deferred revenue - non-current portion	1,557,600	2,490,300
Operating lease obligation - non-current portion	2,605,400	3,350,800
Total non-current liabilities	4,163,000	12,113,800
Total liabilities	9,928,100	16,302,800

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and 2021:
Series A Preferred, 500,000 shares authorized at March 31, 2022 and 2021; no shares and 500,000 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	500
Series B Preferred; 4,000,000 shares authorized at March 31, 2022 and 2021; no shares and 1,131,669 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	1,100
Series C Preferred; 3,000,000 shares authorized at March 31, 2022 and 2021; no shares and 2,318,012 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	2,300
Series D Preferred; 2,000,000 shares authorized at March 31, 2022 and 2021; no shares and 402,149 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	400
Common stock, $0.001 par value; 325,000,000 shares authorized at March 31, 2022 and 2021; 206,676,620 shares and 180,751,234 shares issued at March 31, 2022 and March 31, 2021, respectively	206,700	180,800
Additional paid-in capital	336,080,700	315,603,100
Treasury stock, at cost, 135,665 shares of common stock held at March 31, 2022 and 2021	(3,968,100)	(3,968,100)
Accumulated deficit	(267,604,000)	(219,841,600)
Total stockholders’ equity	64,715,300	91,978,500
Total liabilities and stockholders’ equity	$74,643,400	$108,281,300

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in dollars, except share amounts)

	Fiscal Years Ended March 31,
	2022	2021
Sublicense revenue	$1,108,900	$1,089,500
Total revenues	1,108,900	1,089,500
Operating expenses:
Research and development	35,407,800	11,925,700
General and administrative	13,480,000	7,097,600
Total operating expenses	48,887,800	19,023,300
Loss from operations	(47,778,900)	(17,933,800)
Other income, net:
Interest income, net	19,900	1,600
Other income	-	600
Loss before income taxes	(47,759,000)	(17,931,600)
Income taxes	(3,400)	(2,600)
Net loss and comprehensive loss	$(47,762,400)	$(17,934,200)

Accrued dividends on Series B Preferred stock	(945,100)	(1,385,600)
Beneficial conversion feature on Series D Preferred	-	(23,000,000)

Net loss attributable to common stockholders	$(48,707,500)	$(42,319,800)

Basic and diluted net loss attributable to common stockholders per common share	$(0.25)	$(0.49)

Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	197,978,592	86,133,644

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in dollars)

	Fiscal Years Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,762,400)	$(17,934,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,500	117,600
Stock-based compensation	3,480,700	2,306,100
Amortization of operating lease right of use asset	557,600	360,000
Expense related to write-off of deferred offering costs	232,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,870,100)	(328,400)
Security deposits	(53,100)	-
Operating lease liability	(677,000)	(313,500)
Deferred sublicense revenue, net of deferred contract acquisition costs	(1,004,600)	3,667,900
Accounts payable and accrued expenses	1,686,900	51,000
Net cash used in operating activities	(45,256,500)	(12,073,500)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(200,400)	(275,400)
Net cash used in investing activities	(200,400)	(275,400)

Cash flows from financing activities:
Net proceeds from issuance of common stock and Series D Preferred stock	-	93,675,200
Net proceeds from issuance of common stock and warrants, including option exercises	239,400	12,957,800
Net proceeds from exercise of warrants	6,207,400	5,009,500
Net proceeds from sale of common stock under At the Market (ATM) facility, including expenses treated as deferred offering costs	4,040,100	-
Net proceeds from sale of common stock under equity line	-	2,841,600
Proceeds from issuance of note under Payroll Protection Plan	-	224,400
Repayment of financing lease obligations	(3,000)	(3,300)
Repayment of notes payable, including Payroll Protection Plan note	-	(603,100)
Net cash provided by financing activities	10,483,900	114,102,100
Net increase (decrease) in cash and cash equivalents	(34,973,000)	101,753,200
Cash and cash equivalents at beginning of period	103,108,300	1,355,100
Cash and cash equivalents at end of period	$68,135,300	$103,108,300

Supplemental disclosure of cash flow activities:
Cash paid for interest	$300	$13,300
Cash paid for income taxes	$3,400	$2,600

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$-	$322,200
Accrued dividends on Series B Preferred	$945,100	$1,036,600
Accrued dividends on Series B Preferred settled upon conversion by issuance of common stock	$7,217,800	$124,600

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal Years Ended March 31, 2021 and 2022

(Amounts in dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balances at March 31, 2020	500,000	$500	1,160,240	$1,200	2,318,012	$2,300	-	$-	49,348,707	$49,300	$200,092,800	$(3,968,100)	$(201,907,400)	$(5,729,400)

Proceeds from sale of units of common stock and warrants for cash in private placements	-	-	-	-	-	-	-	-	125,000	200	49,800	-	-	50,000
Net proceeds from sale of common stock under equity line	-	-	-	-	-	-	-	-	6,301,995	6,300	2,790,500	-	-	2,796,800
Net proceeds from sale of common stock in public offering	-	-	-	-	-	-	-	-	17,868,250	17,900	12,887,200	-	-	12,905,100
Net proceeds from sale of common stock and Series D Preferred stock in public offering	-	-	-	-	-	-	2,000,000	2,000	63,000,000	63,000	93,582,900	-	-	93,647,900
Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	6,624,302	6,600	5,002,900	-	-	5,009,500
Comversion of Series D Preferred stock to common stock	-	-	-	-	-	-	(1,597,851)	(1,600)	36,750,573	36,800	(35,200)	-	-	-
Comversion of Series B Preferred stock to common stock and payment of accrued dividends in common stock	-	-	(28,571)	(100)	-	-	-	-	188,633	200	124,500	-	-	124,600
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(1,385,600)	-	-	(1,385,600)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,306,100	-	-	2,306,100
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	58,125	100	26,100	-	-	26,200
Issuance of common stock upon cashless exercise of stock options	-	-	-	-	-	-	-	-	222,004	200	(200)	-	-	-
Net proceeds from exercise of stock options for cash	-	-	-	-	-	-	-	-	30,000	-	36,500	-	-	36,500
Issuance of common stock at fair value for professional services	-	-	-	-	-	-	-	-	233,645	200	124,800	-	-	125,000
Beneficial conversion feature on Series D Preferred stock	-	-	-	-	-	-	-	-	-	-	23,000,000	-	-	23,000,000
Deemed dividend from beneficial conversion feature of Series D Preferred stock	-	-	-	-	-	-	-	-	-	-	(23,000,000)	-	-	(23,000,000)
Net loss for the fiscal year ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(17,934,200)	(17,934,200)

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,600)	$91,978,500

Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	7,298,791	7,300	6,200,100	-	-	6,207,400
Comversion of Series D Preferred stock to common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Conversion of Series A Preferred stock to common stock	(500,000)	(500)	-	-	-	-	-	-	750,000	800	(300)	-	-	-
Comversion of Series B Preferred stock to common stock and payment of accrued dividends in common stock	-	-	(1,131,669)	(1,100)	-	-	-	-	4,427,447	4,400	7,214,500	-	-	7,217,800
Conversion of Series C preferred stock to common stock	-	-	-	-	(2,318,012)	(2,300)	-	-	2,318,012	2,300		-	-	-
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(945,100)	-	-	(945,100)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	3,480,700	-	-	3,480,700
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	57,211	100	99,200	-	-	99,300
Issuance of common stock upon cashless exercise of stock options	-	-	-	-	-	-	-	-	126,126	100	(100)	-	-	-
Net proceeds from exercise of stock options for cash	-	-	-	-	-	-	-	-	180,574	200	139,800	-	-	140,000
Net proceeds from issuance of common stock under ATM facility									1,517,798	1,500	4,297,600	-	-	4,299,100
Net loss for the fiscal year ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(47,762,400)	(47,762,400)

Balances at March 31, 2022	-	$-	-	$-	-	$-	-	$-	206,676,620	$206,700	$336,080,700	$(3,968,100)	$(267,604,000)	$64,715,300

See accompanying notes to consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Overview

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a late clinical-stage, central nervous system (CNS)-focused biopharmaceutical company striving to transform the treatment landscape for individuals living with anxiety, depression and other CNS disorders. We are advancing development of therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those that are currently available. Our clinical-stage candidates are targeting multiple forms of anxiety and depression. They primarily belong to a new class of drugs known as pherines, which are odorless, neuroactive steroids that bind to distinct receptors on chemosensory neurons in the nasal passages and can impact the limbic amygdala without systemic uptake or direct activity on CNS neurons in the brain. Our lead candidate, PH94B, is a nasally administered spray currently in multiple Phase 3 trials in the U.S., with results from two of such Phase 3 studies anticipated in 2022. Should ongoing Phase 3 studies be successful, PH94B has the potential to be the first FDA-approved, fast-acting, acute treatment of anxiety for adults with social anxiety disorder.

PH94B is being developed for multiple anxiety disorders. Our PALISADE Phase 3 Program for PH94B is underway, anchored by PALISADE-1 and PALISADE-2, each a U.S., multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical study to evaluate the efficacy, safety and tolerability of PH94B for the acute treatment of anxiety in adults with social anxiety disorder (SAD). In addition, our PALISADE Phase 3 Program includes a long-term safety study which is underway in the U.S., and two additional planned clinical studies that we believe are required to support a potential U.S. New Drug Application (NDA) for PH94B in SAD based on our prior discussions with the U.S. Food and Drug Administration (FDA), should our PALISADE Phase 3 Program be successful overall. In addition, our exploratory Phase 2A clinical program for PH94B, which is designed to assess the therapeutic potential of PH94B in anxiety disorders beyond SAD, is underway, with a Phase 2A clinical study in adults experiencing Adjustment Disorder with Anxiety (AjDA). We are preparing to expand our PH94B exploratory program in 2022 by initiating Phase 2A biomarker studies as an initial step in assessing PH94B’s therapeutic potential in each of procedural anxiety and post-traumatic stress disorder. We are also preparing to initiate our exploratory postpartum anxiety program for PH94B with a Phase 1 lactation study as a first step to assess whether PH94B is excreted to breast milk.

PH10 is being developed as a stand-alone treatment for major depressive disorder (MDD) and potentially other depression disorders. Exploratory Phase 2A clinical development of PH10 for MDD has been completed. Based on the positive results demonstrated in that study, we are preparing for further clinical development of PH10 for MDD, including, but not limited to, a planned Phase 2B clinical study.

Exploratory Phase 1B clinical development of AV-101 in combination with probenecid is underway in the U.S. to further assess the potential of the combination in multiple neurological indications involving the NMDA (N-methyl-D-aspartate) receptor.

Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients worldwide.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class, odorless, tasteless rapid-onset (approximately 15 minutes) synthetic investigational pherine nasal spray with a novel mechanism of action (MOA) that regulates the olfactory-amygdala neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. Based on positive Phase 2 data in SAD patients, VistaGen is currently evaluating PH94B in two Phase 3 clinical studies in the U.S., PALISADE-1 and PALISADE-2, and a long-term safety study, for the acute treatment of anxiety in adults with SAD. Designed for intranasal administration in low microgram doses, the novel MOA of PH94B is fundamentally differentiated from all current anti-anxiety medications, including all antidepressants approved by the FDA for treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. VistaGen’s proposed MOA for PH94B does not involve either direct activation of GABA-A receptors or binding to neuronal receptors in the CNS. Rather, PH94B’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala fear and anxiety neural circuits. Both clinical and preclinical data suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, reducing the risk of benzodiazepine-like side effects and other safety concerns.

Our ongoing PALISADE Phase 3 Program for PH94B is designed to further demonstrate its potential as a fast-acting, non-sedating, non-addictive acute treatment of anxiety in adults with SAD. In addition to SAD, for which the FDA has granted Fast Track designation, we also have potential opportunities to develop PH94B in adjustment disorder with anxiety, procedural anxiety, PTSD, postpartum anxiety and panic disorder.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PH10 Nasal Spray

PH10 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to PH94B, PH10’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake and distribution to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, PH10 has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. Our planned Phase 2B clinical program for PH10 is designed to further demonstrate its potential as a fast-acting stand-alone treatment for MDD. We also have potential opportunities to develop PH10 for multiple other depression-related disorders.

AV-101

Abnormal function of the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain, is associated with numerous CNS disorders. AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective full antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in all studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns. In light of these observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101.

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem), is our wholly-owned subsidiary. Our Consolidated Financial Statements in this Annual Report on Form 10-K (Annual Report) also include the accounts of VistaStem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada). Refer to Note 15, Subsequent Events, for information about the dissolution of VistaStem Canada and Artemis.

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the Company’s accounts, and those of VistaStem and its two wholly owned inactive subsidiaries, Artemis and VistaStem Canada. All material intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 15, Subsequent Events, for information regarding the dissolution of Artemis and VistaStem Canada. The Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. As a late-stage clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced negative cash flows from operations and recurring losses resulting in a deficit of $267.6 million accumulated from inception ( May 1998) through March 31, 2022. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101.

Since our inception in May 1998 through March 31, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.6 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

During the fiscal year ended March 31, 2022 (Fiscal 2022), holders of outstanding warrants to purchase an aggregate of 7,298,791 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. In September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Annual Report on Form 10-K (Annual Report). Refer to Note 8, Capital Stock, for additional information about the Sales Agreement and matters related to sales of common stock under the ATM.

In December 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the December 2020 Public Offering), 63.0 million shares of our common stock at a public offering price of $0.92 per share and 2.0 million shares of our newly authorized Series D Convertible Preferred Stock, par value $0.001 (Series D Preferred and, together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100 million. The 2.0 million shares of Series D Preferred were convertible into 46.0 million shares of common stock, and all shares of Series D Preferred were converted into common stock by June 30, 2021. Net proceeds to us from the Securities sold in the December 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $93.6 million.

In August 2020, we entered into an underwriting agreement pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares of our common stock at a public offering price of $0.80 per share, resulting in gross proceeds to us of $12.5 million. Under the terms of an overallotment option we granted, the underwriter exercised such option with respect to 2,243,250 shares of common stock, resulting in additional gross proceeds to us of approximately $1.8 million. Aggregate net proceeds to us from the August 2020 Public Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $12.9 million.

As more completely described in Note 11, Licensing, Sublicensing and Collaboration Agreements, in June 2020, we entered into a strategic licensing and collaboration agreement for the clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD and other potential anxiety-related disorders (the AffaMed Agreement) pursuant to which we received an upfront license payment of $5.0 million in August 2020. The upfront license payment resulted in net cash proceeds to us of approximately $4.655 million after the sublicense payment we agreed to make to Pherin Pharmaceuticals, Inc. (Pherin) pursuant to our PH94B license from Pherin, and payment for consulting services related to the consummation of the AffaMed Agreement.

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from the transactions described above. As also described above, during Fiscal 2022, we received an additional $6.2 million in cash proceeds from the exercise of outstanding warrants and approximately $4.45 million in gross cash proceeds from the sale of our common stock under the Sales Agreement. Although we had cash and cash equivalents of approximately $68.1 million at March 31, 2022, should the clinical development and regulatory initiatives in our PALISADE Phase 3 Program for PH94B in SAD prove successful, it is probable that such cash position will not be sufficient to fund our planned operations, including, notably, our planned expansion of phase-appropriate preparations for commercialization of PH94B in the United States, for the twelve months following the issuance of this Annual Report, which raises substantial doubt that we can continue as a going concern without securing additional capital. Additionally, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

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

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) the potential issuance of debt securities, (ii) sales of our equity securities in one or more public offerings, including strategic transactions under the Sales Agreement, (iii) private placements, (iv) the exercises of some or all of the currently outstanding 9,275,858 warrants prior to their expiration and/or (v) strategic licensing and development collaborations involving one or more of our drug candidates in markets outside the United States, similar to the AffaMed Agreement. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the potential issuance of debt securities or sale of our equity securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

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

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications and useful lives for property and equipment and related depreciation calculations.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Repairs and maintenance costs are expensed in the period incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of laboratory, information technology and office equipment range from three to seven years; the estimated useful lives of manufacturing equipment ranges from five to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on long-lived assets. We do not carry any capitalized intellectual property or product licenses as assets subject to impairment in our Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Offering Costs

Deferred offering costs include registration expenses related to our current S-3 Registration Statement (the Shelf Registration), which became effective on March 26, 2021, and expenses related to the LPC Agreement (as described in Note 8, Capital Stock) and the Sales Agreement for the ATM. These expenses consist primarily of legal, accounting, SEC filing fees, and, as appropriate, Nasdaq filing fees. Upon the completion of an applicable equity offering, the deferred expenses are charged to additional paid-in capital. If there are any deferred offering costs remaining at the expiration of the Shelf Registration or either equity financing agreement, such costs are charged to expense.

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been our source of revenue for both Fiscal 2022 and Fiscal 2021. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of PH94B, PH10 and AV-101. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. In September 2018, we acquired an exclusive license to develop and commercialize PH94B and an option to acquire a license to develop and commercialize PH10 by issuing an aggregate of 1,630,435 unregistered shares of our common stock having a fair market value of $2,250,000. In October 2018, we exercised our option to acquire an exclusive license to develop and commercialize PH10 by issuing 925,926 shares of our unregistered common stock having a fair market value of $2,000,000. Since, at the date of each acquisition, neither product candidate had achieved regulatory approval and each required significant additional development and expense, we recorded the costs related to acquiring the licenses and the option as research and development expense in our fiscal year ended March 31, 2019.

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

Income Taxes

We account for income taxes using the asset and liability approach promulgated by ASC 740, Income Taxes, for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use Assets and Operating Lease Obligations

We account for our leases following the guidance of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right-of-use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right-of-use assets. Our operating lease is reflected in the Right-of-use asset – operating lease; Operating lease obligation – current portion; and Operating lease obligation – non-current portion in our consolidated balance sheets.

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

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific financial instrument, then we estimate fair value by using pricing models, quoted prices of financial instruments with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to valuation, financial assets or liabilities are classified as Level 3 within the valuation hierarchy. Our only financial assets that are measured on a recurring basis at fair value were $65,094,900 and $90,074,700 held in money market funds and classified as cash equivalents at March 31, 2022 and 2021, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at March 31, 2022 or March 31, 2021.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At March 31, 2022 and 2021, we had both investor warrants and share-based compensation warrants outstanding that were classified as equity.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly our comprehensive loss is equivalent to our net loss for the periods presented.

Loss per Common Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual of dividends on shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) for the fiscal years ended March 30, 2022 and 2021 and, in the fiscal year ended March 31, 2021, by the beneficial conversion feature related to our Series D Convertible Stock (Series D Preferred), as described in Note 8, Capital Stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share was computed as follows:

	Fiscal Years ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders for basic and diluted earnings per share	$(48,707,500)	$(42,319,800)

Denominator:
Weighted average basic and diluted common shares outstanding	197,978,592	86,133,644

Basic and diluted net loss attributable to common stockholders per common share	$(0.25)	$(0.49)

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities excluded in determining diluted net loss per common share for the fiscal years ended March 31, 2022 and 2021 are as follows:

	At March 31,	At March 31,
	2022	2021

Series A Preferred stock issued and outstanding (1)	-	750,000

Series B Preferred stock issued and outstanding (2)	-	1,131,669

Series C Preferred stock issued and outstanding (3)	-	2,318,012

Series D Preferred stock issued and outstanding (4)	-	9,249,427

Outstanding options under the Company's Amended and Restated 2016 Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan	19,386,389	14,638,088

Outstanding warrants to purchase common stock	9,275,858	19,362,532

Total	28,662,247	47,449,728

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

(3) Based on exchange in October 2021 under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016

(4)  Based on exchanges during April 2021 under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, effective December 21, 2020.

Reclassifications

In our fiscal year ended March 31, 2022, we reclassified certain expenses previously recorded as research and development expenses in our Consolidated Statement of Operations and Comprehensive Loss to general and administrative expenses. Prior year amounts have also been reclassified to conform to the current year’s presentation. Quarterly amounts reported in Note 16, Supplemental Financial Information, for the fiscal years ended March 31, 2022 and 2021 reflect the reclassification noted.

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

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740, Income Taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The Company adopted the standard on the required effective date of April 1, 2021. This guidance did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	March 31,	March 31,
	2022	2021

Clinical and nonclinical materials and contract services	$2,139,600	$686,900
Receivable from CRO for cancelled project	337,900	-
Receivable from collaboration partner	-	40,600
Insurance	196,500	121,800
All other	71,800	26,400

	$2,745,800	$875,700

The amount reported as receivable from CRO for cancelled project at March 31, 2022 represents the amount of prepayments on a cancelled project net of expenses incurred by the CRO prior to project cancellation. The CRO has agreed to refund the over payment; however, we have not received the refund as of the date of this Report. The amount reported as receivable from collaboration partner at March 31, 2021 represents a payment we made to a contract manufacturing organization for certain drug substance manufacturing services on behalf of our collaboration partner. Our collaboration partner reimbursed us for the payment in May 2021.

5.  Property and Equipment

Property and equipment consists of the following:

	March 31,	March 31,
	2022	2021

Laboratory equipment	$1,181,300	$1,003,800
Tenant improvements	214,400	214,400
Office furniture and equipment	76,200	92,100
Manufacturing equipment	211,200	211,200

	1,683,100	1,521,500

Accumulated depreciation and amortization	(1,268,800)	(1,154,100)

Property and equipment, net	$414,300	$367,400

The following table summarizes depreciation and amortization expense attributable to owned and leased property and equipment for the fiscal years ended March 31, 2022 and 2021:

	Fiscal Years Ended March 31,
	2022	2021

Owned assets	$151,200	$114,600
Leased assets	2,300	3,000

Total depreciation and amortization	$153,500	$117,600

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount reported above for manufacturing equipment at March 31, 2022 and 2021 reflects the cost of certain process equipment acquired in connection with the manufacture of PH94B drug product and placed in service in the fourth quarter of Fiscal 2021. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at March 31, 2022 and 2021 are as follows:

	March 31,	March 31,
	2022	2021

Office equipment subject to financing lease	$14,700	$14,700
Accumulated depreciation	(14,700)	(12,400)

Net book value of office equipment subject to financing lease	$-	$2,300

Our financing lease expired in January 2022. Other than certain leased office equipment, none of our assets were subject to third party security interests at March 31, 2022 or 2021.

6.  Accrued Expenses

Accrued expenses consist of:

	March 31,	March 31,
	2022	2021

Accrued expenses for clinical and nonclinical materials, development and contract services	$1,070,800	$1,449,400
Accrued compensation	66,200	-
Accrued professional services	159,500	85,500
All other	32,700	27,800

	$1,329,200	$1,562,700

7.  Notes Payable

In February 2020, we executed a 7.30% promissory note in the principal amount of $62,600 in connection with certain insurance policy premiums. That note was payable in monthly installments of $6,500 including principal and interest, through December 2020 and was fully paid at March 31, 2021. In May 2020, we executed a 6.30% promissory note in the principal amount of $322,200 in connection with other insurance policy premiums. The note was payable in monthly installments of $33,200, including principal and interest, through March 2021, and was fully paid at March 31, 2021.

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

8.  Capital Stock

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

Series A Preferred Stock

In December 2011, our Board authorized the creation of a series of up to 500,000 shares of Series A Preferred, par value $0.001 (Series A Preferred).  Each restricted share of Series A Preferred was convertible at the option of the holder into one and one-half restricted shares of our common stock.  The Series A Preferred ranked prior to the common stock for purposes of liquidation preference.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred had no separate dividend rights, however, should the Board have declared a dividend on the common stock, each holder of record of a share of Series A Preferred would have been entitled to receive an amount equal to such dividend declared on one share of common stock multiplied by the number of shares of common stock into which such share of Series A Preferred could be converted on the applicable record date.

Except with respect to transactions upon which the Series A Preferred was entitled to vote separately as a class, the Series A Preferred had no voting rights. The restricted common stock into which the Series A Preferred was convertible has all of the same voting rights as other issued and outstanding shares of our common stock.

At March 31, 2021, there were 500,000 restricted shares of Series A Preferred outstanding, convertible into 750,000 shares of our common stock at the option of the holders. In November 2021, the custodial holder of the 500,000 outstanding shares of our Series A Preferred exercised its rights for conversion into common stock under the terms of the October 11, 2012 Note Exchange and Purchase Agreement and we issued 750,000 unregistered shares of our common stock.

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

Except with respect to transactions upon which the Series B Preferred was entitled to vote separately as a class, the Series B Preferred had no voting rights. The common stock into which the Series B Preferred was convertible has all of the same voting rights as other issued and outstanding shares of our common stock.

Each share of Series B Preferred was convertible, at the option of the holder (Voluntary Conversion), into one (1) share of our common stock, subject to adjustment only for customary stock dividends, reclassifications, splits and similar transactions set forth in the Certificate of Designation. As permitted by the Series B Certificate of Designation, approximately 2.4 million shares of Series B Preferred were converted automatically into approximately 2.4 million shares of our common stock following the completion of our underwritten public offering in May 2016, which occurred concurrently with and facilitated the listing of our common stock on the Nasdaq Capital Market (Automatic Conversion). Both Automatic Conversion and Voluntary Conversion (collectively, Conversion) were subject to certain beneficial ownership blockers as set forth in the Certificate of Designation and/or securities purchase agreements.

Prior to Conversion, shares of Series B Preferred accrued in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends were payable on the date of either a Voluntary Conversion or Automatic Conversion in that number of shares of common stock equal to the Accrued Dividends. At March 31, 2021, we had recognized a liability in the amount of $6,272,700 for Accrued Dividends in the accompanying Consolidated Balance Sheet at March 31, 2021, based on the Series B Preferred issued and outstanding through that date. We recognized a deduction from net loss of $945,100 and $1,385,600 related to dividends on Series B Preferred in arriving at net loss attributable to common stockholders in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the fiscal years ended March 31, 2022 and 2021, respectively.

In December 2020, an institutional holder of 28,571 shares of our Series B Preferred converted such shares into an equal number of unregistered shares of our common stock. In accordance with the conversion terms of the Series B Preferred, we issued 160,062 shares of our unregistered common stock in payment of $124,600 of dividends that had accrued on the holder’s Series B Preferred since issuance. Following the conversion, at March 31, 2021 there were 1,131,669 shares of Series B Preferred outstanding, which were exchangeable at the option of the remaining holder by Voluntary Conversion into 1,131,669 shares of our common stock, excluding shares of our common stock which would have been issued in payment of Accrued Dividends upon conversion. In November 2021, the custodial holder of the 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Series B Certificate of Designation and we issued 1,131,669 shares of our common stock, of which 394,523 shares were registered and 737,146 were unregistered. From initial issuance in May 2015 through the time of conversion in November 2021, the remaining Series B Preferred shares had accrued dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends.

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

Each share of Series C Preferred was convertible, at the option of the holder into one share of our common stock, subject to certain beneficial ownership limitations as set forth in the Series C Preferred Certificate of Designation. Shares of the Series C Preferred do not accrue dividends, and holder of the Series C Preferred had no voting rights. At March 31, 2021, one custodial holder held all 2,318,012 outstanding shares of Series C Preferred. In October 2021, the custodial holder of 2,318,012 outstanding shares of our Series C Preferred exercised its rights for conversion into common stock under the terms of the Series C Certificate of Designation and we issued 2,318,012 unregistered shares of our common stock.

Series D Preferred Stock

On December 17, 2020, in connection with the December 2020 Public Offering, our Board authorized the creation of a series of up to 2,000,000 shares of Series D Preferred Stock, par value $0.001 (Series D Preferred), which became effective with the filing of a Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (Series D Certificate of Designation) with the State of Nevada on December 21, 2020.

Each share of our Series D Preferred was initially convertible into 23 shares of our common stock at any time at the option of the holder, provided that, the Series D Preferred was not convertible prior to the date on which we received approval from our stockholders to increase the total authorized shares of our common stock by at least an amount necessary to reserve shares sufficient to satisfy our conversion obligations in respect of the Series D Preferred and an amendment to our Restated and Amended Articles of Incorporation reflecting such increase became effective (the Approval Date). Additionally, a holder of shares of Series D Preferred was prohibited, subject to certain exceptions, from converting such shares into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding.

Prior to the Approval Date, in the event of our liquidation, dissolution, or winding up of the Company’s affairs, holders of Series D Preferred would have received a payment equal to $0.001 per share before any proceeds were distributed to the holders of our common stock. On and after the Approval Date, the Series D Preferred had no liquidation preference.

Prior to the Approval Date, holders of shares of our Series D Preferred had one vote per share of Series D Preferred and voted as a single class with our shares of common stock. On and after the Approval Date, shares of Series D Preferred generally had no voting rights, except to the extent expressly provided in our Restated and Amended Articles of Incorporation or as otherwise required by law.

At the time of its issuance in connection with the December 2020 Public Offering, we did not have a sufficient number of authorized shares of our common stock to permit the conversion in full of our Series D Preferred and the issuance upon exercise or conversion of all other outstanding series of preferred stock, warrants to purchase common stock or outstanding stock options or shares reserved for issuance of the same. Accordingly, on March 5, 2021, we held a Special Meeting of Stockholders (the Special Meeting) at which our stockholders approved an amendment to our Restated and Amended Articles of Incorporation to increase the number of authorized shares of our common stock from 175 million shares to 325 million shares (the Charter Amendment), an amount sufficient to permit the conversion of all outstanding shares of Series D Preferred. The affirmative vote by a majority of our common stockholders and Series D Preferred holders, voting as a single class, at the Special Meeting constituted the Approval Date noted above.

Following the Special Meeting, between March 12, 2021 and March 31, 2021, holders of an aggregate of 1,597,851 shares of Series D Preferred converted such shares into 36,750,573 registered shares of our common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding, which were convertible into 9,249,427 shares of our common stock. During April 2021, the remaining investors in the December 2020 Public Offering converted their 402,149 outstanding shares of Series D Preferred into an aggregate of 9,249,427 registered shares of our common stock.

As a result of the conversion transactions described above, at March 31, 2022, and as of the date of this Report, there are no shares of preferred stock outstanding.

During our fiscal years ended March 31, 2021 and 2022, we completed private placement, public offering and other financing transactions as described below.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Agreement with Lincoln Park Capital Fund

In March 2020, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund (Lincoln Park) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our common stock at market-based prices over a period of 24 months (the LPC Agreement). On March 24, 2020, we sold 500,000 unregistered shares of our common stock (the Initial Purchase Shares) to Lincoln Park under the purchase agreement at a price of $0.50 per share for gross cash proceeds of $250,000 (the Initial Purchase) and we also issued 750,000 unregistered shares of our common stock to Lincoln Park under the terms of the LPC Agreement for its purchase commitments under the LPC Agreement (the Commitment Shares). To satisfy our obligations under the registration rights agreement associated with the LPC Agreement, we filed a Registration Statement on Form S-1 (the LPC Registration Statement) with the SEC on March 31, 2020, which the SEC declared effective on April 14, 2020 (the Commencement Date). The LPC Registration Statement included registration of the Initial Purchase Shares and the Commitment Shares. The fair value of the Commitment Shares, $284,400, determined based on the quoted closing market price of our common stock on March 24, 2020, was a component of deferred offering costs attributable to this offering, which costs were amortized ratably to additional paid-in capital as we sold shares of our common stock to Lincoln Park under the LPC Agreement. Subsequent to the Commencement Date and through July 2020, we sold an additional 6,301,995 registered shares of our common stock to Lincoln Park and received aggregate gross cash proceeds of $2,891,200. We sold no shares of our common stock under the LPC Agreement after July 2020 and through June 2021, when we terminated the LPC Agreement. Upon termination of the LPC Agreement, we expensed the remaining $232,100 of deferred offering costs associated with the LPC Agreement as a noncash component of our general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

August 2020 Registered Public Offering of Common Stock

On August 2, 2020, we entered into an underwriting agreement (the Underwriting Agreement) with Maxim Group, LLC as representative of the underwriters named therein (Maxim), pursuant to which we sold, in an underwritten public offering (the August 2020 Public Offering), an aggregate of 15,625,000 shares (the Shares) of our common stock for a public offering price of $0.80 per share, resulting in gross proceeds to us of $12,500,000. The August 2020 Public Offering closed on August 5, 2020. Under the terms of the Underwriting Agreement, we granted to Maxim a 45-day over-allotment option to purchase up to an additional 2,343,750 shares at a public offering price of $0.80 per share, which Maxim elected to exercise on August 5, 2020 with respect to an aggregate of 2,243,250 shares (the Exercised Option Shares). We completed the sale of the Exercised Option Shares on August 7, 2020 and received additional gross proceeds of $1,794,600. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $12.9 million from the August 2020 Public Offering.

December 2020 Registered Public Offering of Common Stock and Series D Preferred Stock

On December 18, 2020, we entered into an underwriting agreement (the December 2020 Underwriting Agreement) with Jefferies LLC (Jefferies) and William Blair & Company, L.L.C. (Willian Blair), as representatives of the underwriters named therein (collectively, the Underwriters), pursuant to which we agreed to issue and sell to the Underwriters, in an underwritten public offering (the December 2020 Public Offering), 63,000,000 shares of our common stock, at a public offering price of $0.92 per share and 2,000,000 shares of the newly created Series D Preferred (together with the common stock, the Securities) at a public offering price of $21.16 per share, resulting in gross proceeds to us of $100.28 million. The December 2020 Public Offering closed on December 22, 2020 at which time the shares of common stock and Series D Preferred were sold to the Underwriters. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $93.6 million from the December 2020 Public Offering.

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

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Open Market Sale Agreement

In May 2021, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million (the Shares) through Jefferies. We will pay Jefferies a commission equal to three percent (3.0%) of the aggregate gross proceeds from any sales of the Shares under the Sales Agreement. If and when we direct Jefferies to offer and sell Shares under the Sales Agreement, Jefferies may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including block transactions, sales made directly on the Nasdaq Capital Market or any other trading market for our common stock. In addition, with our consent, Jefferies may sell the Shares in negotiated transactions. Under certain circumstances, we may instruct Jefferies not to sell the Shares if the sales cannot be effected at or above the price we may designate from time to time. Shares offered and sold under the Sales Agreement will be issued and sold pursuant to our Shelf Registration Statement on Form S-3 filed with the SEC on March 15, 2021 and declared effective on March 26, 2021.

In transactions occurring during September 2021 and on October 1, 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any additional shares of our common stock under the ATM from October 2, 2021 through the date of this Report. We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and December 31, 2021, we incurred legal fees and accounting expenses aggregating approximately $276,500 in connection with the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises

During Fiscal 2022, certain holders of outstanding stock options, including members of management, exercised such options to purchase an aggregate of 356,199 shares of our common stock at a weighted average exercise price of $0.81 per share and we received cash proceeds of $140,000. Certain of the exercises were on a net issuance basis as permitted by the option plans and we issued an aggregate of 306,700 shares of our common stock pursuant to the exercises. During the fiscal year ended March 31, 2021, holders of outstanding stock options, including two members of our Board, exercised options to purchase an aggregate of 252,004 shares of our common stock and we received cash proceeds of $36,500.

Warrants Exercised and Outstanding

In December 2019, we modified outstanding warrants previously issued as a part of completed private placements to temporarily reduce, for a period of two years or, if sooner, until the expiration of the warrant, the exercise price of such warrants to $0.50 per share, in order to more closely align the exercise price of the warrants with the trading price of our common stock at such time (the Winter 2019 Warrant Modification). If unexercised following the two-year period during which the exercise price was reduced, the exercise price of each then-outstanding modified warrant was to revert to its pre-modification price. As a result of the Winter 2019 Warrant Modification, outstanding warrants to purchase a total of approximately 6.6 million unregistered shares of our common stock were modified.

On May 1, 2020, we filed a registration statement on Form S-3 (Registration No. 333-237968) to register approximately 12.1 million shares of common stock underlying outstanding warrants that we had issued in earlier private placement offerings, including the Spring 2020 Private Placement, as well as common stock underlying warrants that had been previously issued to various consultants as full or partial compensation for their services. Included in the registration statement were shares of our common stock underlying approximately 5.8 million outstanding warrants to purchase shares of our common stock that had been modified in the Winter 2019 Warrant Modification. We also registered approximately 0.8 million shares of unregistered outstanding common stock held by former holders of warrants who had exercised such warrants subsequent to the Winter 2019 Warrant Modification. Further, we registered the 125,000 shares of common stock issued in the Spring 2020 Private Placement. The SEC declared the registration statement effective on May 13, 2020 (the Warrant Registration Statement).

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During July 2020, holders of warrants to purchase an aggregate of 228,000 shares of our common stock exercised such warrants, and we received aggregate cash proceeds of $114,000. Between December 2020 and March 31, 2021, holders of outstanding warrants to purchase an aggregate of 6,396,302 shares of our common stock exercised such warrants and we received cash proceeds of approximately $4.9 million. During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of 7,298,791 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Essentially all of the warrants subject to the Winter 2019 Warrant Modification were exercised at $0.50 per share during the two-year exercise price reduction period.

The following table summarizes outstanding and exercisable warrants to purchase shares of our common stock as of March 31, 2022.  The weighted average exercise price of outstanding and exercisable warrants at March 31, 2022 was $1.47 per share.

		Warrants
		Exercisable and
Exercise		Outstanding at
Price	Expiration	March 31,
per Share	Date	2022

$0.50	12/9/2022	1,000,000
$0.73	7/25/2025	370,544
$0.805	12/31/2022	76,859
$1.50	12/13/2022	6,789,243
$1.70	10/5/2022	12,162
$1.82	3/7/2023	880,050
$7.00	3/3/2023	147,000

		9,275,858

Based on the effectiveness of the Warrant Registration Statement, at March 31, 2022, substantially all of the shares of common stock underlying the outstanding warrants, except those having an exercise price of $7.00 per share, have been registered for resale by the warrant holders. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Reserved Shares

At March 31, 2022, we have reserved shares of our common stock for future issuance as follows:

Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	9,325,858

Pursuant to stock incentive plans:
Subject to outstanding options under the Amended and Restated 2016 Stock Incentive Plan and the Amended and Restated 2019 Omnibus Equity Incentive Plan	19,386,389
Available for future grants under the Amended and Restated 2019 Omnibus Equity Incentive Plan	7,288,157
Available for future issuance under the 2019 Employee Stock Purchase Plan	884,664
27,559,210

Reserved for issuance under the Sales Agreement	25,754,929

Total	62,639,997

At March 31, 2022, we have 55,819,048 authorized shares of our common stock not subject to reserves and available for future issuance.

9.  Research and Development Expenses

We recorded research and development expenses of approximately $35.4 million and $11.9 million in Fiscal 2022 and Fiscal 2021, respectively, including approximately $1.5 million and $0.8 million of noncash expenses, primarily stock-based compensation and depreciation expense, in Fiscal 2022 and Fiscal 2021, respectively. Research and development expense is composed of employee compensation expenses, including stock–based compensation, both internal and external direct project expenses, notably including the expense of our PALISADE Phase 3 Program for PH94B in Fiscal 2022 and various preclinical and nonclinical projects for PH94B, PH10 and AV-101 in both years.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income Taxes

The provision for income taxes for the periods presented in the Consolidated Statements of Operations and Comprehensive Loss represents minimum California franchise tax, North Carolina and Utah income tax.

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Fiscal Years Ended March 31,
	2022	2021

Computed expected tax benefit	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.01%	0.01%
Tax effect of warrant modifications	0.00%	0.00%
Tax effect of research and development credits	(0.73)%	(1.45)%
Tax effect of stock compensation	0.59%	4.71%
Tax effect of other non-deductible items	0.11%	0.00%
Expired net operating loss carryforwards	0.74%	1.99%
Change in valuation allowance (federal only)	20.40%	15.74%

Income tax expense	0.12%	0.00%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	March 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$41,924,800	$33,587,300
Basis differences in property and equipment	47,000	12,500
Research and development credit carryforwards	3,032,800	2,589,000
Stock based compensation	3,469,300	3,515,500
Operating lease Right-of-Use asset	79,700	105,300
Accruals and reserves	66,700	67,000

Total deferred tax assets	48,620,300	39,876,600

Valuation allowance	(48,620,300)	(39,876,600)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8,743,700 and $2,921,800 during the fiscal years ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $182,217,800. Federal net operating loss carryforwards of approximately $84,601,600 generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2023 through March 31, 2038. Federal net operating loss carryforwards of approximately $97,616,200 generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2022, we had state net operating loss carryforwards of approximately $65,512,000, which will expire in fiscal years ending in 2029 through 2042. We also have federal and state research and development tax credit carryforwards of approximately $2,883,400 and $1,468,700 respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) to provide economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. The CARES Act may affect the corporate income taxes imposed by state governments and may result in future responses by state legislatures, some of which could have retroactive effect. The Company evaluated the provisions of the CARES Act and determined that it did not have a material impact on the Company’s income tax accounts on March 31, 2022 or 2021.

On February 9, 2022 California Senate Bill 113 (SB 113) was signed into law and removed the limitation on the net operating losses and credits for the 2022 year and allows, after taxable years beginning on or after January 1, 2022, the ability to utilize net operating losses and credits. These recent changes in the suspension of net operating losses and the restriction of research tax credits did not impact the value of our deferred tax assets.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. We have not performed a change in ownership analysis since our inception in 1998 and accordingly some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.

We file income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2003 through 2022 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

Uncertain Tax Positions

Our unrecognized tax benefits at March 31, 2022 and 2021 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2022 and 2021 is $1,088,100 and $931,900, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits.

	Fiscal Years Ended March 31,
	2022	2021

Unrecognized benefit - beginning of period	$931,900	$814,600
Current period tax position increases	156,200	117,300

Unrecognized benefit - end of period	$1,088,100	$931,900

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2022 or 2021. We do not anticipate any significant changes of our uncertain tax positions within twelve months of this reporting date.

11.  Licensing, Sublicensing and Collaborative Agreements

PH94B Sublicense Agreement with EverInsight Therapeutics, Inc. (now AffaMed Therapeutics, Inc.)

On June 24, 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc. (EverInsight). Subsequent to entering into the agreement with EverInsight, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight as AffaMed and the agreement originally entered into with EverInsight as the AffaMed Agreement. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the U.S. and throughout the rest of the world.

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. AffaMed will participate in the Phase 3 global clinical trial of PH94B and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of PH94B. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Changes to these estimates are recorded on a cumulative catch up basis. We currently estimate that we will complete our performance obligations during mid-calendar 2024.

The difference between the revenue recognized to-date under the AffaMed Agreement, $2,198,400, and the consideration received to-date, $5,000,000, is recorded as a contract liability/deferred revenue (cash received exceeds revenue earned). At March 31, 2022, we have recorded deferred revenue of $2,801,600. The following table presents changes in our contract liabilities for Fiscal 2021 and Fiscal 2022:

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	March 31, 2021
Deferred Revenue – current portion	$-	$1,420,200	$-	$1,420,200
Deferred Revenue – non-current portion	-	3,579,800	(1,089,500)	2,490,300
Total	$-	$5,000,000	$(1,089,500)	$3,910,500

	Balance at			Balance at
	March 31, 2021	Additions	Deductions	March 31, 2022
Deferred Revenue – current portion	$1,420,200	$-	$(176,200)	$1,244,000
Deferred Revenue – non-current portion	2,490,300	-	(932,700)	1,557,600
Total	$3,910,500	$-	$(1,108,900)	$2,801,600

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely as a result of obtaining the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Consolidated Balance Sheet at March 31, 2021. Capitalized contract acquisition costs are amortized over the periods during which we expect to satisfy the performance obligations under the AffaMed Agreement and amortization expense of approximately $104,100 and $102,400 has been included in general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Loss for Fiscal 2022 and Fiscal 2021, respectively. There has been no impairment loss in relation to the costs capitalized.

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

License Agreements with Pherin Pharmaceuticals, Inc. (Pherin)

In September 2018, we issued 1,630,435 shares of our unregistered common stock having a fair market value of $2,250,000 to Pherin to acquire an exclusive worldwide license to develop and commercialize PH94B for social anxiety disorder and an option to acquire a similar license for PH10 for MDD. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize PH10 by issuing an additional 925,926 shares of our unregistered common stock having a fair market value of $2,000,000 to Pherin under the terms of the PH10 license agreement. Under the terms of the PH94B and PH10 license agreements, we are obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. Additionally, in connection with the PH94B and PH10 license agreements, we were obligated to pay to Pherin monthly support payments of $10,000 for a term of 18 months, however no monthly support payment was required during the 18-month period identified in the PH10 license agreement if support payments were being made under the terms of the PH94B license agreement. The support payments required under the PH94B license agreement terminated in March 2020 and in April 2020 under the PH10 license agreement. Accordingly, we made a support payment of $10,000 under the PH10 license agreement in Fiscal 2021.

12.  Stock Option Plans, Employee Stock Purchase Plan, and 401(k) Plan

At March 31, 2022, we have the following stock-based compensation plans, which are described below:

●	Amended and Restated 2016 Stock Incentive Plan (the 2016 Plan); and
●	Amended and Restated 2019 Omnibus Equity Incentive Plan (the Amended 2019 Plan)

Description of the 2016 Plan

Our Board unanimously approved the Company’s Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), on July 26, 2016, and the 2016 Plan was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. A total of 10.0 million shares of our common stock were authorized for issuance under the 2016 Plan, of which options to purchase approximately 7.4 million shares remain outstanding at March 31, 2022. Upon the adoption of our 2019 Plan, no further grants were permissible under the 2016 Plan and approximately 1.4 million authorized shares were transferred to the 2019 Plan and became issuable therefrom. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

Description of the Amended 2019 Plan

Our Board approved the VistaGen Therapeutics, Inc. 2019 Omnibus Equity Incentive Plan (the 2019 Plan) on May 27, 2019, and our stockholders adopted it and ratified all previously issued grants on September 5, 2019. On June 28, 2021 our Board approved and at our Annual Meeting of Stockholders held on September 17, 2021, our stockholders approved certain amendments to the 2019 Plan (Amended 2019 Plan). The principal features of the Amended 2019 Plan are summarized below.

11
0

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards and Eligible Participants

The Amended 2019 Plan is designed to secure and retain the services of our employees, non-employee directors and consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and our affiliates, and to provide a means by which such persons may be given an opportunity to benefit from increases in the value of our common stock. The Amended 2019 Plan is also designed to align employees’ interests with stockholder interests.

The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and other stock-based awards, and performance awards, collectively referred to as “Awards”. Awards may be granted under the Amended 2019 Plan to officers, employees and consultants of the Company and our subsidiaries and to our non-employee directors. Incentive stock options may be granted only to employees of the Company or one of our subsidiaries.

Plan Administration

The Amended 2019 Plan is administered by the Compensation Committee of the Board. The Compensation Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The Compensation Committee may delegate its authority to the extent permitted by applicable law.

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

The Compensation Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the Amended 2019 Plan or as a freestanding award. Upon exercise, SARs entitle the holder to receive payment per share in stock or cash, or in a combination of stock and cash, equal to the excess of the share’s fair market value on the date of exercise over the grant price of the SAR.

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

The Compensation Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Compensation Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2022, the Compensation Committee has not granted any performance awards.

Authorized Shares

A total of 7.5 million shares of common stock was initially authorized for issuance under the 2019 Plan. Upon approval of the Amended 2019 Plan by our stockholders, a total of 18 million shares of our common stock became available for issuance under the Amended 2019 Plan.

In the event any award under the Amended 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the Amended 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the Amended 2019 Plan.

Vesting

No more than 25% of any equity-based awards granted under the Amended 2019 Plan may vest on the grant date of such award. The Board believes this provision will provide the Company the necessary flexibility to issue Awards that will both attract new talent, particularly as the Company advances its late-stage clinical development and commercialization plans for its drug candidates and provide incentives sufficient to retain the Company’s existing employees and directors.

This requirement does not apply to (i) substitute awards resulting from acquisitions or (ii) shares delivered in lieu of fully vested cash awards. In addition, the minimum vesting requirement does not apply to the Compensation Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, death, disability or a change in control, in the terms of the award or otherwise. Awards are not transferable other than by will or the laws of descent and distribution, except that in certain instances transfers may be made to or for the benefit of designated family members of the participant for no consideration

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Repricing

The Amended 2019 Plan does not permit repricing of outstanding stock options

Change of Control

In the event of a change in control of the Company, the Compensation Committee may accelerate the time period relating to the exercise of any outstanding Award, including stock options or restricted stock units. In addition, the Compensation Committee may take other action, including (a) providing for the purchase of any award for an amount of cash or other property that could have been received upon the exercise of such award had the award been currently exercisable, (b) subject to certain limitations, adjusting the terms of the award in a manner determined by the Compensation Committee to reflect the change in control, or (c) causing an award to be assumed, or new rights substituted therefor, by another entity with appropriate adjustments to be made regarding the number and kind of shares and exercise prices of the award. “Change in Control” is defined under the Amended 2019 Plan and requires consummation of the applicable transaction.

Termination

Unless earlier terminated by the Board, the Amended 2019 Plan will terminate, and no further awards may be granted, on September 5, 2029, which is ten years after the date on which the 2019 Plan was initially approved by our stockholders. The Board may amend, suspend or terminate the Amended 2019 Plan at any time. To the extent necessary to comply with applicable provisions of U.S. federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to Awards granted to residents therein, we will obtain stockholder approval of any such amendment to the Amended 2019 Plan in such a manner and to such a degree as required. The amendment, suspension or termination of the Amended 2019 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

During Fiscal 2022, we granted from the Amended 2019 Plan and its predecessor options to purchase an aggregate of 5,205,000 shares of our common stock at exercise prices at or above the closing market price of our common stock on each respective grant date, including:

●

Options to purchase 4,090,000 shares of our common stock were granted to our officers and employees, of which options to purchase 1,650,000 shares were granted to newly-hired employees upon commencement of their employment. Options granted to newly-hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. General option grants to employees in March 2022, aggregating options to purchase 2,440,000 shares, including to employees who may have received new-hire grants earlier in Fiscal 2022, vest 25% upon grant with the remaining shares vesting ratably over two years;

●

Options to purchase 725,000 shares of our common stock were granted to the independent members of our Board, of which 225,000 of which were granted to three new independent members of our Board. Options granted to independent Board members vest ratably over one year following the respective grant dates;

●

Options to purchase 390,000 shares of our common stock were granted to certain consultants, which options were vested 25% upon grant with the balance generally vesting over one to two years following the grant date.

During Fiscal 2021, we granted options having exercise prices at or above the closing market price of our common stock on each respective grant date to purchase an aggregate of 4,990,000 shares of our common stock from the 2019 Plan as follows:

●

options to purchase an aggregate of 1,580,000 shares of our common stock to independent members of our Board, our officers and employees and certain consultants and advisors in April 2020. The options vested 25% upon grant with the remaining shares vesting ratably over two years;

●

options to purchase an aggregate of 365,000 shares of our common stock to various investor and public relations and scientific consultants in May and June 2020. The options vested 25% upon grant with the remaining shares vesting ratably monthly over one year;

●

options to purchase an aggregate of 195,000 shares of our common stock to various investor and public relations and scientific consultants in August through October 2020. Certain grants vested 25% upon grant with the remaining shares vesting ratably over one year or three years; other options vested monthly over a period of one year or two years;

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

options to purchase 200,000 shares of our common stock to a new research and development employee in December 2020. The options vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next four years;

●

options to purchase an aggregate of 1,375,000 shares of our common stock to independent members of our Board, our officers and employees in December 2020 following the December 2020 Public Offering. The options vested 25% upon grant with the remaining shares vesting ratably over two years; and

●

options to purchase 1,275,000 shares of our common stock to new employees during February and March 2021. The options vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years.

The following table summarizes stock-based compensation expense related to option grants to our officers, independent directors, consultants and service providers included in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2022 and 2021.

	Fiscal Years Ended March 31,
	2022	2021

Research and development expense	$1,457,600	$746,900

General and administrative expense	2,023,100	1,559,200

Total stock-based compensation expense	$3,480,700	$2,306,100

Expense amounts reported above include $47,000 and $7,500 in research and development expense for the fiscal years ended March 31, 2022 and 2021, respectively, and $19,500 and $6,800 in general and administrative expense for the fiscal years ended March 31, 2022 and 2021, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP), described below.

We used the Black-Scholes Option Pricing model with the following weighted average assumptions to determine stock-based compensation expense related to option grants during the fiscal years ended March 31, 2022 and 2021:

	Fiscal Years Ended March 31,
	2022	2021
	(weighted average)	(weighted average)
Exercise price	$1.78	$1.27
Market price on date of grant	$1.78	$1.27
Risk-free interest rate	1.42%	0.53%
Expected term (years)	5.60	5.58
Volatility	80.27%	83.79%
Expected dividend yield	0.00%	0.00%

Fair value per share at grant date	$1.20	$0.87

The expected term of options represents the period that our stock-based compensation awards are expected to be outstanding. We have calculated the weighted-average expected term of the options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and No. 110 (SAB No. 107 and 110). The utilization of SAB No. 107 and 110 is based on the lack of relevant historical option exercises and relevant historical data due to the relatively limited period during which our stock has been publicly traded with significant volume on a major exchange and the historical lack of liquidity in freely tradable shares of our common stock. Those factors also resulted in our decision to utilize the historical volatilities of a peer group of public companies’ stock over the expected term of the option in determining our expected volatility assumptions.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as we have not paid any dividends and do not anticipate paying dividends in the near future. We recognize the effect of forfeitures as they occur.

The following table summarizes stock option activity for the fiscal years ended March 31, 2022 and 2021 under the Amended 2019 Plan and the 2016 Plan:

	Fiscal Years Ended March 31,
	2022		2021

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of period	14,638,088	$1.34	10,003,088	$1.36
Options granted	5,205,000	$1.78	4,990,000	$1.27
Options exercised	(356,199)	$0.81	(355,000)	$0.89
Options forfeited	(100,000)	$1.99	-	$-
Options expired	(500)	$8.00	-	$-

Options outstanding at end of period	19,386,389	$1.47	14,638,088	$1.34
Options exercisable at end of period	13,569,261	$1.32	10,732,059	$1.29

Weighted average grant-date fair value of options granted during the period		$1.20		$0.87

The following table summarizes information on stock options outstanding and exercisable under the Amended 2019 Plan and the 2016 Plan as of March 31, 2022:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Exercise			Number	Years until	Exercise	Number	Exercise
Price			Outstanding	Expiration	Price	Exercisable	Price

$0.398	to	$0.99	2,454,176	8.12	$0.48	2,237,095	$0.46
$1.00	to	$1.20	3,145,625	6.49	$1.10	3,007,295	$1.10
$1.21	to	$1.36	885,000	6.34	$1.27	885,000	$1.27
	$1.37		3,140,000	9.92	$1.37	660,000	$1.37
$1.38	to	$1.50	3,951,253	5.88	$1.46	3,876,253	$1.46
$1.51	to	$2.00	2,910,000	7.61	$1.73	2,265,992	$1.70
$2.01	to	$3.00	2,640,000	9.16	$2.40	502,291	$2.42
$3.01	to	$15.00	260,335	7.21	$4.87	135,335	$6.44

			19,386,389	7.66	$1.47	13,569,261	$1.32

At March 31, 2022, there were 7,288,157 registered shares of our common stock remaining available for grant under the Amended 2019 Plan.

Aggregate intrinsic value is the sum of the amount by which the fair value of the underlying common stock exceeds the aggregate exercise price of the outstanding options (in-the-money-options). Based on the $1.24 per share quoted closing market price of our common stock on March 31, 2022, there was approximately $2,313,900 of intrinsic value in our outstanding options at that date.

As of March 31, 2022, there was approximately $6,568,500 of unrecognized compensation cost related to non-vested stock-based compensation awards from the Amended 2019 Plan and the 2016 Plan, which cost is expected to be recognized through March 2026.

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

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each participant’s payroll deductions under the 2019 ESPP will be credited to a liability account in his or her name under the 2019 ESPP. The aggregate liability for participant payroll deductions at March 31, 2022 and 2021 was $66,200 and $18,600, respectively, which amounts are included in accrued expenses in the accompanying Consolidated Balance Sheet at those dates.

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

Our 2019 ESPP became effective on January 1, 2020 and will continue in effect until the earlier of such time as all of the shares of the Company’s common stock subject to the 2019 ESPP have been sold or December 31, 2030, unless terminated earlier by the Board. During Fiscal 2022, employees purchased an aggregate of 57,211 shares of our common stock under the 2019 ESPP and we received proceeds of $99,400. During Fiscal 2021, employees purchased an aggregate of 58,125 shares of our common stock and we received proceeds of $26,200.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.  Related Party Transactions

Consulting Agreement

During Fiscal 2022, we entered into a consulting agreement with one of the independent members of our Board to assist us in developing a phase-appropriate research and development human resources staffing plan to support our development of PH94B, PH10 and AV-101. We recorded expense of $6,800 during the quarter ended December 31, 2021 related to this agreement. There was no accounts payable balance or accrued expense related to this agreement at March 31, 2022.

Consulting Agreement

During Fiscal 2022, we entered into a consulting agreement with another of the independent members of our Board to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date.

Consulting Agreement

During Fiscal 2021, we engaged a consulting firm headed by one of the then-independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $193,000. In May 2021, that Board member ceased to be independent upon acceptance of a position as our Chief Commercial Officer while remaining a member of our Board. We have not engaged in business with the related consulting firm during Fiscal 2022 prior to or subsequent to the acceptance of employment by our Chief Commercial Officer. There was no accounts payable or accrued expenses related to the consulting agreement at March 31, 2022 or 2021.

14.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any claims made or other legal matters that will have a material adverse effect on our consolidated financial position, results of operations or our cash flows.

We indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of our directors or executive officers to the fullest extent permitted by Nevada law. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We have a director and officer insurance policy which limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2022 or 2021.

In the normal course of business, we provide indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of our product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to our product candidates. The terms of these indemnification agreements are generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. We maintain liability insurance coverage that limits our exposure. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements at March 31, 2022 or 2021.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Financing Lease

At March 31, 2022 and 2021, the following assets are subject to financing lease obligations and included in property and equipment:

	March 31,

	2022	2021

Office equipment	$14,700	$14,700

Accumulated depreciation	(14,700)	(12,400)

Net book value	$-	$2,300

Amortization expense for assets recorded under financing leases is included in depreciation expense.  Our financing lease expired in January 2022; accordingly, there are no future minimum payments required under our financing lease at March 31, 2022.

Operating Lease

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that was set to expire on July 31, 2022 but which provided an option to renew for an additional five years at then-current market rates. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease for the period from August 2022 through July 2027 was reasonably probable at the time we adopted ASC 842. On October 14, 2021, we entered into an amendment to the lease (the Lease Amendment), pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. Consistent with our adoption of ASC 842, beginning April 1, 2019, we recorded this lease in our Consolidated Balance Sheet as an operating lease. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet at March 31, 2022 and 2021:

	As of March 31, 2022	As of March 31, 2021
Assets
Right-of-use asset – operating lease	$2,662,000	$3,219,600

Liabilities
Current operating lease obligation	$433,300	$364,800
Non-current operating lease obligation	2,605,400	3,350,800
Total operating lease liability	$3,038,700	$3,715,600

The following table summarizes the effect of operating lease costs in our consolidated statements of operations:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$725,000	$838,200

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2023	$676,000
2024	689,500
2025	710,200
2026	731,500
2027	753,500
Thereafter	253,600
Total lease expense	3,814,300
Less imputed interest	(775,600)
Present value of operating lease liabilities	$3,038,700

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining lease term, in accordance with the Lease Amendment, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of March 31, 2022
Assumed remaining lease term in years	5.33
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$844,300	$791,600

During Fiscal 2022 and Fiscal 2021, we recorded no new right-of-use assets arising from new lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $14,200 for both Fiscal 2022 and Fiscal 2021 attributable to this lease.

15.  Subsequent Events

We have evaluated subsequent events through the date of this Annual Report and have identified the following material events and transactions that occurred after March 31, 2022:

Dissolution of Subsidiaries

VistaStem Canada and Artemis, the two inactive wholly owned subsidiaries of VistaStem, were dissolved in April 2022 and June 2022, respectively.

Grant of Options from 2019 Plan

From April 1, 2022 through the date of this Annual Report, we granted options to purchase 400,000 shares of our common stock under the terms of our 2019 Plan to one newly-hired executive and three new employees. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the respective date of grant, a term of ten years and vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Financial Information (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2022. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Quarterly Results of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	Total Fiscal Year 2022

Sublicense revenue	$354	$358	$358	$39	$1,109
Total revenue	354	358	358	39	1,109

Operating expenses:
Research and development	5,458	9,937	7,779	12,234	35,408
General and administrative	2,643	3,221	3,118	4,498	13,480
Total operating expenses	8,101	13,158	10,897	16,732	48,888
Loss from operations	(7,747)	(12,800)	(10,539)	(16,693)	(47,779)

Other income, net:
Interest income, net	5	5	5	5	20

Loss before income taxes	(7,742)	(12,795)	(10,534)	(16,688)	(47,759)
Income taxes	(3)	-	-	-	(3)
Net loss and comprehensive loss	(7,745)	(12,795)	(10,534)	(16,688)	(47,762)

Accrued dividend on Series B Preferred stock	(362)	(375)	(208)	-	(945)

Net loss attributable to common stockholders	$(8,107)	$(13,170)	$(10,742)	$(16,688)	$(48,707)

Basic and diluted net loss per common share attributable to common stockholders	$(0.04)	$(0.07)	$(0.05)	$(0.08)	$(0.25)
Weighted average shares used in computing basic and diluted net loss per common share attributable to common stockholders	189,924,158	193,227,841	202,328,683	206,532,083	197,978,592

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (Withum), acquired certain assets of OUM & Co., LLP (OUM), our independent registered public accounting firm (the Transaction). As a result of this transaction, on July 15, 2021, OUM resigned as our independent registered public accounting firm. Concurrent with such resignation, we, with the approval of our Audit Committee, consented to the engagement of Withum as our new independent registered public accounting firm.

Prior to the Transaction, we did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on our financial statements, and Withum did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the Audit Report) on our financial statements for the fiscal years ended March 31, 2021 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2021, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal year ended March 31, 2021, and the subsequent interim period through July 15, 2021, there were no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2022 based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the COSO Framework). Based upon this assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was effective, based upon those criteria.

Changes in Internal Control Over Financial Reporting:

Management had assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2021 and identified the following material weaknesses existing during such fiscal year: (i) the size of our staff did not permit appropriate segregation of duties to (a) permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals, and (b) prevent one individual from overriding the internal control system by initiating, authorizing and completing all transactions; and (ii) we utilized accounting software that did not prevent erroneous or unauthorized changes to previous reporting periods and/or could be adjusted so as to not provide an adequate audit trail of entries made in the accounting software.

Beginning in April 2021, and through the date of this Annual Report, we have strengthened our internal controls by (i) retaining additional accounting staff to facilitate appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and (ii) implementing state-of-the-art accounting software which prevents erroneous or unauthorized changes to previous reporting periods and/or adjustments and to provide an adequate auditing trail of entries made in the accounting software.

Limitations on Effectiveness of Controls

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management believes that the Financial Statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Smaller reporting companies may face additional limitations in achieving control objectives. Smaller reporting companies typically employ fewer individuals who are often tasked with a wide range of responsibilities, making it difficult to segregate duties. Often, one or two persons control many, or all, aspects of the smaller reporting company’s general and financial operations, placing such individual(s) in a position to override any system of internal control. Additionally, projections of an evaluation of current effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the controls may deteriorate.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting pursuant to SEC rules for smaller reporting companies that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors (the Board) is composed of individuals with significant management experience.  Members of our Board are as follows:

Name	Age	Position
Jon S. Saxe, J.D. LL.M	85	Chairman and Independent Director
Ann M. Cunningham, MBA	54	Chief Commercial Officer and Director
Joanne Curley, Ph.D.	54	Independent Director
Margaret M. FitzPatrick, M.A.	56	Independent Director
Jerry B. Gin, Ph.D., MBA	78	Independent Director
Mary L. Rotunno, J.D.	62	Independent Director
Shawn K. Singh, J.D.	59	Chief Executive Officer and Director

Directors

Jon S. Saxe, J.D., LL.M. has served as Chairman of our Board since 2000, first as Chairman of the Board of Directors of VistaGen Therapeutics, Inc., a California corporation (VistaGen California), then as Chairman of our Board after the merger by and between the Company and VistaGen California on May 11, 2011, at which time VistaGen California became a wholly-owned subsidiary of the Company (the Merger). He also serves as the Chairman of our Audit Committee.  Mr. Saxe is the retired President and was a director of PDL BioPharma from 1989 to 2008. From 1989 to 1993, he was President, Chief Executive Officer and a director of Synergen, Inc. (acquired by Amgen). Mr. Saxe served as Vice President, Licensing & Corporate Development for Hoffmann-Roche from 1984 through 1989, and Head of Patent Law for Hoffmann-Roche from 1978 through 1989. Mr. Saxe currently is the lead director of Kyto Technology and Life Science, and also serves as a director of six additional private life science companies, Achelios, Arbor Vita Corporation, Aether, Inc., Arcuo Medical, LLC, Trellis Bioscience, Inc. and Epalex Corporation. Mr. Saxe has also served as a director of other biotechnology and pharmaceutical companies, including ID Biomedical (acquired by GlaxoSmithKline), Sciele Pharmaceuticals, Inc. (acquired by Shionogi), Amalyte (acquired by Kemin Industries), Cell Pathways (acquired by OSI Pharmaceuticals), Lumos Pharma, Inc. (merged with New Link Genetics) and other companies, both public and private. Mr. Saxe has a B.S.Ch.E. from Carnegie-Mellon University, a J.D. degree from George Washington University and an LL.M. degree from New York University.

We selected Mr. Saxe to serve as Chairman of our Board of Directors due to his numerous years of experience as a senior executive with major pharmaceutical and biotechnology companies, including Protein Design Labs, Inc., Synergen, Inc. and Hoffmann-Roche, Inc., as well as his extensive experience serving as a director of numerous private and public biotechnology and pharmaceutical companies, serving as Chairman, and Chair and member of audit, compensation and governance committees of both private and public companies.  Mr. Saxe provides us and our Board of Directors with highly valuable insight and perspective into the biotechnology and pharmaceutical industries, as well as the strategic opportunities and challenges that we face.

Ann M. Cunningham, MBA has served as a member of our Board since January 2019 and was appointed to serve as the Company’s Chief Commercial Officer on May 1, 2021. Prior to joining the Company, Ms. Cunningham was the Founder and Managing Partner of i3 Strategy Partners, a consulting firm founded in 2018 specializing in assisting companies in the pharmaceutical space. Prior to founding i3 Strategy Partners, Ms. Cunningham served as Vice President, Neurodegenerative Diseases and Psychiatry for Teva Pharmaceuticals Industries, Ltd. From 2015 to 2018, as Senior Marketing Director for Otsuka Pharmaceutical Companies from 2013 to 2015 and in several marketing-focused positions for Eli Lily and Company from 1999 to 2013, including serving as Global Marketing Senior Director from 2009 to 2013. Ms. Cunningham holds a B.A. degree in Psychology from Yale University and an MBA, with a focus on marketing management, from the University of Michigan.

We selected Ms. Cunningham to serve on our Board due to her substantial experience in healthcare marketing, particularly in the successful development, positioning and commercial launch of products to treat diseases of the central nervous system. Ms. Cunningham brings an insightful commercial perspective to us and to our Board that is critical as our pipeline products move from clinical development to commercialization.

Joanne Curley, PhD. Has served as a member of our Board of Directors since April 2021. Dr. Curley brings more than 25 years of experience in the development and commercialization of pharmaceutical products, including research and development governance. Dr. Curley currently serves as the Chief Development Officer at Vera Therapeutics, Inc., a position she has held since March 2020. Prior to joining Vera, from June 2005 to March 2020, Dr. Curley held various director-level position with Gilead Sciences, Inc., during which time the anti-viral portfolio grew from four to seventeen commercial products. While at Gilead, Dr. Curley led Project and Portfolio Management with oversight of the development pipeline across four therapeutic areas and was responsible for research and development governance. Before Gilead, Dr. Curley worked as an aerosol formulation scientist and subsequently as a project leader at Nektar Therapeutics. Dr. Curley received a BSc in Physics and Chemistry from Trinity College, Ireland, a Ph.D. in Polymer Science and Engineering from the University of Massachusetts, Amherst and completed a post-doctorate at Massachusetts Institute of Technology and Harvard Medical School, focused on long-acting biodegradable formulations.

We selected Dr. Curley to serve on our Board of Directors due to her extensive experience in early product development, regulatory approval and commercialization of pharmaceutical products, giving her a unique perspective of the life cycle of drug development

Margaret M. FitzPatrick, M.A. has served on our Board of Directors since July 2021. Ms. FitzPatrick is a globally recognized corporate affairs executive who has been honored with several prestigious awards, including the Washington Business Journal’s C-Suite Executive of the Year Class (2019), PR Week’s Top 50 Most Powerful People in PR (2015) and PR Week’s Hall of Femme (2019). Recently, she served as Chief Corporate Affairs Officer of the Exelon Corporation, a Fortune 100 diversified clean energy company, from 2016 to 2020. Prior to her time at Exelon Corporation, Ms. FitzPatrick served as Global Chief Communications Officer and led public affairs at Johnson & Johnson, the world’s largest and most broadly-based healthcare company, from 2013 to 2016, and as Global Chief Communication Officer and President of the Foundation at CIGNA. Ms. FitzPatrick also served as Executive Vice President at APCO Worldwide, a global public affairs and strategic communications consultancy, where she counseled executives on major global reputation efforts for notable industry leaders such as eBay and United Airlines, among others. Ms. FitzPatrick currently serves on the board of directors of AN2 Therapeutics, Inc. (NASDAQ: ANTX), as well as the board of the Southeast Tennis and Learning Center in Washington, D.C. In 2020 and was appointed by DC Mayor Muriel Bowser to serve as a Commissioner on the DC Commission on the Arts and Humanities. Ms. FitzPatrick holds a B.A. in English and Policy Studies from Syracuse University, and an M.A. in Public Policy from The George Washington University. In 2018, she completed the Harvard Business School program for corporate directors.

We selected Ms. FitzPatrick to serve on the Board due to her extensive experience developing and executing multiple high impact customer-focused marketing communications initiatives for some of the world’s largest and most successful companies. The Board believes Ms. FitzPatrick’s expertise in positioning companies and products through public relations, marketing and digital media campaigns will provide valuable contributions to the Company both before and after commercial launch of the Company’s product candidates.

Jerry B. Gin, Ph.D., MBA has served on our Board of Directors since March 2016. Dr. Gin is currently the co-founder and CEO of Nuvora, Inc., a private company founded in 2006 with a drug delivery platform for the sustained release of ingredients through the mouth for such indications as dry mouth, biofilm reduction and sore throat/cough relief. Dr. Gin is also co-founder and Chairman of Livionex, a private platform technology company founded in 2009 and focused on oral care, ophthalmology and wound care. Previously, Dr. Gin co-founded Oculex Pharmaceuticals in 1993, which developed technology for controlled release delivery of drugs to the interior of the eye, specifically to treat macular edema, and served as President and CEO until it was acquired by Allergan in 2003. Prior to forming Oculex, Dr. Gin co-founded and took public ChemTrak, which developed a home cholesterol test commonly available in drug stores today. Prior to ChemTrak, Dr. Gin was Director of New Business Development and Strategic Planning for Syva, the diagnostic arm of Syntex Pharmaceuticals, Director for Pharmaceutical and Diagnostic businesses for Dow Chemical, and Director of BioScience Labs (now Quest Laboratories), the clinical laboratories of Dow Chemical.  Dr. Gin received his Bachelor’s degree in Chemistry from the University of arizona, his Ph.D. in Biochemistry from the University of California, Berkeley, his MBA from Loyola College, and conducted his post-doctoral research at the National Institutes of Health.

We selected Dr. Gin to serve on our Board of Directors due to his extensive experience in the healthcare industry, focusing his substantial business and scientific expertise on founding and developing numerous biopharmaceutical, diagnostic and biotechnology companies and propelling them to their next platforms of growth and value.

Mary L. Rotunno, J.D. has served as a member of our Board since July 2021. Ms. Rotunno has served as General Counsel of El Camino Health, a health care system, since January 2014, and has served as a Member of the Executive Leadership Team at El Camino Health since August 2015. Ms. Rotunno is also Board Chair and a member of Audit, Executive/Governance and Nominations Committees for health care provider, Momentum for Health, located in San Jose, California.  Before joining El Camino Health, Ms. Rotunno spent over 11 years as Senior Counsel and Client Service Leader for Common Spirit Health, formerly Dignity Health, in California’s San Francisco Bay Area. Prior to Dignity Health, she held various legal roles at Varian Medical Systems, Manatt, Phelps & Phillips, Golden Living, and Pillsbury Winthrop Shaw Pitman. Ms. Rotunno graduated with honors from the University of Illinois with a Bachelor of Science in Nursing. She worked as a registered nurse before earning her Juris Doctor degree, cum laude, from the University of California, Hastings College of Law, San Francisco.  She obtained certification by the Women’s Corporate Board Readiness Program at Santa Clara University and completed the Hastings Leadership Academy for Women and Dignity Health Ministry Leadership Program.

We selected Ms. Rotunno to serve on our Board of Directors due to her extensive experience as an advocate for both patients and health care providers and her insights into strategies for value-based care and an understanding of the life cycle of the mental healthcare experience. Ms. Rotunno also brings insights on complex governance, regulatory and compliance requirements to complement her strategic vision and skills for scenario planning and enterprise risk management.

Shawn K. Singh, J.D. has served as our Chief Executive Officer since August 2009, first as the Chief Executive Officer of VistaGen California, then as Chief Executive Officer of the Company after the Merger. Mr. Singh first joined the Board of Directors of VistaGen California in 2000 and served on the VistaGen California management team (part-time) from late-2003, following VistaGen California’s acquisition of Artemis Neuroscience, of which he was President, to August 2009. In connection with the Merger, Mr. Singh was appointed as a member of our Board in 2011. Mr. Singh has nearly 30 years of experience working with biotechnology, medical device and pharmaceutical companies, both private and public. From 2001 to August 2009, Mr. Singh served as Managing Principal of Cato BioVentures, a life science venture capital firm, and as Chief Business Officer and General Counsel of Cato Research Ltd, a contract research organization (CRO) affiliated with Cato BioVentures. Mr. Singh served as President (part-time) of Echo Therapeutics, a medical device company, from 2007 to 2009, and as a member of its Board of Directors from 2007 to 2011. He also served as Chief Executive Officer (part-time) of Hemodynamic Therapeutics, a private biopharmaceutical company affiliated with Cato BioVentures, from 2004 to 2009. From 2000 to 2001, Mr. Singh served as Managing Director of Start-Up Law, a management consulting firm serving biotechnology companies. Mr. Singh also served as Chief Business Officer of SciClone Pharmaceuticals (formerly NASDAQ: SCLN), a specialty pharmaceutical company with a substantial commercial business in Greater China, from 1993 to 2000, and as a corporate finance associate of Morrison & Foerster LLP, an international law firm, from 1991 to 1993. Mr. Singh earned a B.A. degree, with honors, from the University of California, Berkeley, and a Juris Doctor degree from the University of Maryland School of Law. Mr. Singh is a member of the State Bar of California.

We selected Mr. Singh to serve on our Board of Directors due to his substantial practical experience and expertise in senior leadership roles with multiple private and public biotechnology, pharmaceutical and medical device companies, and his extensive experience in corporate finance, venture capital, corporate governance, drug development, intellectual property, regulatory affairs and strategic collaborations

Executive Officers

The Company’s executive officers are appointed by the Board and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with the Company. The following is a brief description of the present and past business experience of each of the Company’s current executive officers.

Name	Age	Position
Shawn K. Singh, J.D.	59	Chief Executive Officer and Director
Mark A. Smith, M.D., Ph.D.	66	Chief Medical Officer
Ann M. Cunningham, MBA	54	Chief Commercial Officer and Director
Jerrold D. Dotson, CPA	68	Vice President, Chief Financial Officer and Secretary
Reid G. Adler, J.D.	68	Chief Legal Officer

Shawn K. Singh, J.D. Please see Mr. Singh’s biography on page 124 of this Report, under the section titled Directors.

Mark A. Smith, M.D., Ph.D. has served as our Chief Medical Officer since June 2016.  Dr. Smith served as the Clinical Lead for Neuropsychiatry at Teva Pharmaceuticals from November 2013 through June 2016.  He served as Senior Director of Experimental Medicine, Global Clinical Development and Innovation at Shire Pharmaceuticals from September 2012 to October 2013 and at AstraZeneca Pharmaceutical Company as Executive Director of Clinical Development and in other senior positions from June 2000 through September 2012. He served as a Senior Investigator and Principal Research Scientist in CNS Diseases Research at DuPont Pharmaceutical Company from 1996 to 2000 and in the Biological Psychiatry and Clinical Neuroendocrinology Branches of the National Institute of Mental Health from 1987 through 1996.  Dr. Smith has significant expertise in drug discovery and development and clinical trial design and execution, having directed approximately fifty clinical trials from Phase 0 through Phase II B and served as project leader in both the discovery and development of approximately twenty investigational new drugs aimed at depression, anxiety, schizophrenia and other disorders.  Dr. Smith received his Bachelor of Science and Master of Science degrees in Molecular Biophysics and Biochemistry from Yale University; his M.D and Ph.D. in Physiology and Pharmacology from the University of California, San Diego and completed his residency at Duke University Medical Center.

Ann M. Cunningham, MBA. Please see Ms. Cunningham’s biography on page 122 of this Report, under the section titled Directors.

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

Reid G. Adler, J.D. was appointed as our Chief Legal Officer on May 2, 2022. Prior to joining the Company, Mr. Adler was in private law practice from 2011 to 2022, during which time he founded Capital Technology Law Group in 2019 and served as co-managing partner. While in private practice, Mr. Adler represented the Company with respect to certain technology transaction and intellectual property matters. In addition to his duties with Capital Technology Law Group, Mr. Adler founded Innovation Matters in 2009, a provider of strategic business courses and training resources for innovative management practices, and served as Principal of Innovation Matters from 2009 to 2022. Mr. Adler’s career also includes experience as a partner of two international law firms, Morrison & Foerster and Morgan Lewis, as well as general counsel to the pioneering J. Craig Venter Institute for genomics. In addition, Mr. Adler was the founding director of the NIH Office of Technology Transfer, where he recruited a team of over 40 people involved in the translation of research projects into health care products. Mr. Adler holds a B.S. degree in Chemistry from the University of Maryland and a J.D. from George Washington University.

Board Composition

Our amended and restated bylaws provide that the authorized number of directors of the Company shall be not less than one nor more than seven, with the exact number of directors currently fixed at seven. The exact number may be amended only by the vote or written consent of a majority of the outstanding shares of our voting stock.  Our Board currently consists of seven members and, accordingly, there are no vacancies on our Board. All actions of the Board require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met virtually three times and acted by unanimous written consent six times during our fiscal year ended March 31, 2022. Our Audit Committee met virtually four times. Our Compensation Committee met virtually two times and acted by unanimous written consent nine times with respect to executive compensation matters and grants of equity securities, including to new employees. Our Corporate Governance and Nominating Committee requested action by the entire Board with respect to appointment of new Board members and re-election of members of our Board and other resolutions presented to our stockholders at our September 2021 Annual Meeting of Stockholders and Board committee assignments. Each director serving during our fiscal year ended March 31, 2022 attended all of the meetings of the Board and the committees of the Board upon which such director served that were held during the fiscal year.

We do not have a formal policy regarding attendance by members of the Board at our annual meetings of stockholders, but directors are encouraged to attend. Due to the continuing COVID-19 pandemic, we held our 2021 Annual Meeting of Stockholders in an on-line virtual format. Each of our directors attended our 2021 Annual Meeting of Stockholders virtually.

Independent Directors

Our securities are currently listed on The Nasdaq Capital Market, which requires that a majority of our directors be independent. Accordingly, we evaluate director independence under the standards established by the SEC and the rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three fiscal years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $200,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mr. Saxe, Ms. Curley, Ms. FitzPatrick, Mr. Gin and Ms. Rotunno are each “independent” as that term is defined by the rules of the Nasdaq Stock Market. In making these determinations, our Board considered the current and prior relationships that each nonemployee director has with the Company and all other facts and circumstances that our Board deemed relevant.

Board Committees and Charters

Our Board has established an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Independent directors currently serving on each committee are as follows:

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Jon S. Saxe, J.D., LL.M.	Chair	Member
Joanne Curley, Ph.D.			Member
Margaret M. FitzPatrick, M.A.			Member
Jerry B. Gin, Ph.D.	Member	Chair
Mary L. Rotunno, J.D.	Member		Chair

Members serve on these committees until their resignation or until otherwise determined by our Board. Since April 1, 2017, only our independent directors serve as members of these committees.

Audit Committee

During our fiscal year ended March 31, 2022, the Audit Committee of our Board consisted of Mr. Saxe, who serves as the committee chairman, Dr. Gin and Ms. Rotunno. Mr. Saxe is our Audit Committee financial expert, as that term is defined under SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002, and possesses the requisite financial sophistication, as defined under applicable rules. The Audit Committee operates under a written charter. Our Audit Committee charter is available on our website at www.vistagen.com. Under its charter, our Audit Committee is primarily responsible for, among other things, the following:

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

Compensation Committee

During our fiscal year ended March 31, 2022, the Compensation Committee of our Board was composed of Dr. Gin, who served as the committee chairman and Mr. Saxe. Our Compensation Committee charter is available on our website at www.vistagen.com. Under its charter, the Compensation Committee is primarily responsible for, among other things, the following:

●

reviewing and approving our compensation programs and arrangements applicable to our executive officers (as defined in Rule I 6a-I (f) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), including all employment-related agreements or arrangements under which compensatory benefits are awarded or paid to, or earned or received by, our executive officers, including, without limitation, employment, severance, change of control and similar agreements or arrangements;

●	determining the objectives of our executive officer compensation programs;

●	ensuring corporate performance measures and goals regarding executive officer compensation are set and determining the extent to which they are achieved and any related compensation earned;

●

establishing goals and objectives relevant to Chief Executive Officer compensation, evaluating Chief Executive Officer performance in light of such goals and objectives, and determining Chief Executive Officer compensation based on the evaluation;

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

Corporate Governance and Nominating Committee

During our fiscal year ended March 31, 2022, the Corporate Governance and Nominating Committee of our Board was composed of Ms. Rotunno, who served as the committee chairman, Dr. Curley and Ms. FitzPatrick. Ms. Cunningham’s prior membership on the committee terminated upon her acceptance of employment by the Company as Chief Commercial Officer effective May 1, 2021, when she was no longer considered an independent director under the standards established by the SEC and the rules of the Nasdaq Stock Market. Our Corporate Governance and Nominating Committee charter is available on our website at www.vistagen.com. Under its charter, the Corporate Governance and Nominating Committee is primarily responsible for, among other things, the following:

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board currently consists of Mr. Saxe and Dr. Gin, each of whom is an independent, nonemployee director. None of the members of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Board Leadership Structure

The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and sets the agenda for the Board meetings and presides over meetings of the Board. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Code of Ethics

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (collectively, Reporting Persons) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  The Reporting Persons are also required by SEC rules to furnish us with copies of all reports that they file pursuant to Section 16(a). We believe that during our fiscal year ended March 31, 2022, all Reporting Persons complied with the applicable reporting requirements.

Item 11. Executive Compensation

Our Compensation Objectives

Our compensation practices are designed to attract key employees and to retain, motivate and reward our executive officers for their performance and contribution to our long-term success. Our Board, through the Compensation Committee, seeks to compensate our executive officers by combining short and long-term cash and equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives, and to align executive officers’ incentives with stockholder value creation. When possible, the Compensation Committee seeks to tie individual goals to the area of the executive officer’s primary responsibility. These goals may include the achievement of specific financial or business development goals. Also, when possible and appropriate taking into account the Company’s financial condition and other related facts and circumstances, the compensation committee seeks to set performance goals that reach across all business areas.

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

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives, both initially at the time of hire and thereafter, to ensure that we retain our executive management team. An executive officer’s base salary is also determined by reviewing the executive officer’s other compensation to ensure that the executive officer’s total compensation is in line with our overall compensation philosophy.

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

Long-Term Equity Incentives

The Compensation Committee believes that to attract and retain management, employees and independent directors, the compensation paid to these persons should include non-cash equity-based compensation, in addition to base salary and potential annual cash incentives, that is competitive with peer companies. The Compensation Committee determines the amount and terms of non-cash equity-based compensation granted under our stock option plans or pursuant to other awards made to our executives, employees and independent directors. Any long-term equity compensation granted to our management, employees and independent directors does not represent cash payments made to such individuals, and there is no guarantee that any recipients of awards granted as long-term equity compensation will realize any cash value as a result of the awards.

During the year ended March 31, 2022, the Compensation Committee granted stock options to management, employees and independent directors as a part of each individual's long-term compensation. The options have a term of ten years, and an exercise price that was at or above the market price of our common stock on the grant date, which the Compensation Committee believes align the long-term interests of our management, employees and independent directors with those of our stockholders.

2022 Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for services performed in the fiscal years ended March 31, 2022 (Fiscal 2022) and 2021 (Fiscal 2021).

					All
				Option	Other
	Fiscal	Salary	Bonus (7)	Awards (1)(8)(9)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Shawn K. Singh (2)	2022	562,500	350,000	269,960	-	1,182,460
Chief Executive Officer	2021	511,000	333,660	439,618	-	1,284,278

Mark A. Smith, M.D., Ph.D. (3)	2022	448,750	210,000	134,613	-	793,363
Chief Medical Officer	2021	422,638	125,055	219,445	-	767,138

Ann M. Cunningham (4)	2022	395,833	140,000	668,827	-	1,204,660
Chief Commercial Officer	2021	-	-	-	-	-

Jerrold D. Dotson (5)	2022	402,500	175,000	134,613	-	712,113
Vice President, Chief Financial	2021	374,375	110,250	219,399	-	704,024
Officer and Secretary

Reid G. Adler (6)	2022	-	-	-	-	-
Chief Legal Officer	2021	-	-	-	-	-

(1)

The amounts in the Option Awards column represent the aggregate grant date fair value of options to purchase shares of our common stock awarded to the NEOs during the fiscal year presented, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718). The amounts in this column do not represent any cash payments actually received by the NEOs with respect to any of such options to purchase shares of our common stock awarded to them during the periods presented. With the exception of Mr. Dotson, who in June 2021 exercised certain vested options granted during Fiscal 2021, none of the NEOs have exercised any of such options to purchase common stock granted during Fiscal 2022 or Fiscal 2021, and there can be no assurance that any of them will ever realize any of the ASC 718 grant date fair value amounts presented in the Option Awards column.

(2)

Mr. Singh became Chief Executive Officer of VistaGen Therapeutics, Inc. (a California corporation) (VistaGen California) on August 20, 2009 and our Chief Executive Officer in May 2011. Pursuant to his January 2010 employment agreement, as amended in June 2016, Mr. Singh’s annual base cash salary, was contractually set at $395,000. The Compensation Committee has since adjusted Mr. Singh’s base annual salary to $550,000 effective in January 2021 and to $600,000 effective in January 2022. Pursuant to his employment agreement, Mr. Singh is eligible to receive an annual cash incentive bonus of up to fifty percent (50%) of his base cash salary.

(3)

Dr. Smith has served as our Chief Medical Officer since June 2016. During Fiscal 2021, Dr. Smith’s annual base cash salary was $440,000. The Compensation Committee adjusted Dr. Smith’s base annual salary to $475,000 effective in January 2022.

(4)

Ms. Cunningham has served as our Chief Commercial Officer since May 2021. Her initial base cash salary upon her employment with the Company was $425,000. The Compensation Committee adjusted Ms. Cunningham’s base annual salary to $450,000 effective in January 2022. Cash compensation received by Ms. Cunningham during Fiscal 2022 as an independent director pursuant to her Board and Committee service prior to her employment by the Company is excluded from this table and is reflected in the Director Compensation table.

(5)

Mr. Dotson has served as our Chief Financial Officer since September 2011. During Fiscal 2021, Mr. Dotson’s annual base cash salary was $395,000. The Compensation Committee adjusted Mr. Dotson’s base annual salary to $425,000 effective in January 2022.

(6)

Mr. Adler was appointed as the Company’s Chief Legal Officer in May 2022; accordingly no employee compensation or stock option grants are reported for him for either Fiscal 2022 or Fiscal 2021. Upon his employment with the Company, Mr. Adler’s annual base cash salary was set at $375,000.

(7)

Amounts reported in the Bonus column for Fiscal 2022 reflect bonuses awarded by the Compensation Committee that were earned during calendar year 2021 by each NEO for attainment of performance-based objectives during that period and paid in February 2022. Amounts reported in the Bonus column for Fiscal 2021 reflect bonuses awarded by the Compensation Committee and earned during the period from April 1, 2019 through December 31, 2020 by each NEO for attainment of performance-based objectives during that period and paid in December 2020.

(8)

The amounts in the table below do not represent any cash payments actually received by the NEOs with respect to any of such options to purchase shares of our common stock awarded to them during Fiscal 2022. Rather, the table below provides information regarding the option awards we granted to the NEOs during Fiscal 2022 and the weighted average assumptions used in the Black Scholes Option Pricing Model to determine the grant date fair values of the respective awards.

Option Award Compensation	Option Grant	Option Grant
Fiscal Year Ended March 31, 2022	5/1/2021	3/1/2022	Total

Mr. Singh	$-	$269,960	$269,960
Dr. Smith	$-	$134,613	$134,613
Ms. Cunningham	$533,536	$135,291	$668,827
Mr. Dotson	$-	$134,613	$134,613

Option Shares Granted	Option Grant	Option Grant
Fiscal Year Ended March 31, 2022	5/1/2021	3/1/2022	Total

Mr. Singh	-	300,000	300,000
Dr. Smith	-	150,000	150,000
Ms. Cunningham	300,000	150,000	450,000
Mr. Dotson	-	150,000	150,000

Option Award Assumptions –	Option Grant	Option Grant
Fiscal Year Ended March 31, 2021	5/1/2021	3/1/2022

Market price per share	$2.53	$1.37
Exercise price per share	$2.53	$1.37
Risk-free interest rate	1.10%	1.58%
Volatility	82.83%	79.09%
Expected term (years)	6.08	5.39
Dividend rate	0.0%	0.0%

Fair value per share	$1.78	$0.90
Aggregate shares	300,000	750,000

(9)

The amounts in the table below do not represent any cash payments actually received by the NEOs with respect to any of such options to purchase shares of our common stock awarded to them during the period presented. Rather, the table below provides information regarding the option awards we granted to the NEOs during Fiscal 2022 and the assumptions used in the Black Scholes Option Pricing Model to determine the grant date fair values of the respective awards.

	Option Grant	Option Grant
Fiscal Year Ended March 31, 2021	4/23/2020	12/30/2020	Total

Mr. Singh	$80,404	$359,214	$439,618
Dr. Smith	$40,188	$179,257	$219,445
Mr. Dotson	$40,177	$179,222	$219,399

Option Shares Granted -	Option Grant	Option Grant
Fiscal Year Ended March 31, 2021	4/23/2020	12/30/2020	Total

Mr. Singh	300,000	300,000	600,000
Dr. Smith	150,000	150,000	300,000
Mr. Dotson	150,000	150,000	300,000

Option Award Assumptions –	Option Grant	Option Grant
Fiscal Year Ended March 31, 2021	4/23/2020	12/30/2020

Market price per share	$0.398	$1.77
Exercise price per share	$0.398	$1.77
Risk-free interest rate	0.40%	0.43%
Volatility	83.89%	84.27%
Expected term (years)	5.39	5.39
Dividend rate	0.0%	0.0%

Fair value per share	$0.27	$1.20
Aggregate shares	600,000	600,000

No NEO is entitled to receive, nor has any NEO received, any perquisites or other personal benefits that, in the aggregate, are worth over $50,000 or over 10% of her or his base salary.

Benefit Plans

401(k) Plan

We maintain, through a registered agent, a retirement and deferred savings plan for our officers and employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The retirement and deferred savings plan provides that each participant may contribute a portion of his or her pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits us to make discretionary contributions subject to established limits and a vesting schedule. To date, we have not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating officers or employees.

2019 Employee Stock Purchase Plan

Following the approval of our 2019 Employee Stock Purchase Plan (the 2019 ESPP) by our stockholders in September 2019, the 2019 ESPP became operational effective January 1, 2020. Under our 2019 ESPP, shares of our common stock will be available for purchase by eligible employees, including our NEOs, who participate in the plan. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of our common stock at a discount to the market price during periodic option periods under the 2019 ESPP. At March 31, 2022, four six-month option periods have been completed under the 2019 ESPP. The table below indicates the number of shares purchased by each NEO and the per share purchase price for each option period.

	Purchase Period Ended
	June 30, 2020	December 31, 2020	June 30, 2021	December 31, 2021

Per share purchase price	$0.4480	$0.4521	$1.9465	$1.6575

Shares purchased by:
Mr. Singh	5,000	5,000	5,000	3,623
Dr. Smith	5,000	5,000	2,260	2,655
Ms. Cunningham	-	-	-	-
Mr. Dotson	5,000	5,000	3,044	3,575
Mr. Adler	-	-	-	-

The current option period under the 2019 ESPP will end on June 30, 2022.

Outstanding Warrants and Options at March 31, 2022

The following table provides information regarding each unexercised stock option and warrant to purchase shares of our common stock held by each of the NEOs as of March 31, 2022.

	Stock Options and Warrants at March 31, 2022

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable			Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable		Exercise Price ($)	Expiration Date

Shawn K. Singh.	72,000			-		7.00	3/3/2023
	200,000		(1)	-	(1)	1.50	6/19/2026
	100,000			-		1.50	11/9/2026
	175,000			-		1.50	4/26/2027
	125,000			-		1.56	9/19/2027
	300,000			-		1.16	2/2/2028
	220,000			-		1.70	1/14/2029
	78,334		(2)	1,666	(2)	1.00	5/23/2029
	148,750		(4)	21,250	(4)	1.00	9/5/2029
	300,000		(5)	-	(5)	1.41	10/21/2029
	290,624		(6)	9,375	(6)	0.398	4/23/2030
	215,625		(7)	84,375	(7)	1.77	12/30/2030
	75,000		(8)	225,000	(8)	1.37	3/1/2032
Total:	2,300,334			341,666

Mark A. Smith	180,000		(1)	-	(1)	1.50	6/19/2026
	80,000			-		1.50	11/9/2026
	125,000			-		1.50	4/26/2027
	100,000			-		1.56	9/19/2027
	200,000			-		1.16	2/2/2028
	100,000			-		1.27	8/5/2028
	143,750		(3)	6,2500	(3)	1.00	5/23/2029
	100,000		(5)	-	(5)	1.41	10/21/2029
	145,313		(6)	4,687	(6)	0.398	4/23/2030
	107,813		(7)	42,187	(7)	1.77	12/30/2030
	37,500		(8)	112,500	(8)	1.37	3/1/2032
Total:	1,319,376			166,624

Ann M. Cunningham	25,000			-		1.74	1/10/2029
	47,917		(3)	2,083	(3)	1.00	5/23/2029
	75,000		(5)	-	(5)	1.41	10/21/2029
	72,656		(6)	2,344	(6)	0.398	4/23/2030
	53,906		(7)	21,094	(7)	1.77	12/30/2030
		-	(9)	300,000	(9)	2.53	5/1/2031
	37,500		(8)	112,500	(8)	1.37	3/1/2032
Total:	311,979			438,021

Jerrold D. Dotson	5,001			-		1.50	10/30/2022
	10,000			-		7.00	3/3/2023
	75,000		(1)	-	(1)	1.50	6/19/2026
	50,000			-		1.50	11/9/2026
	100,000			-		1.50	4/26/2027
	100,000			-		1.56	9/19/2027
	200,000			-		1.16	2/2/2028
	100,000			-		1.27	8/5/2028
	9,375		(3)	6,250	(3)	1.00	5/23/2029
	150,000		(5)	-	(5)	1.41	10/21/2029
	135,489		(6)	4,687	(6)	0.398	4/23/2030
	107,813		(7)	42,187	(7)	1.77	12/30/2030
	37,500		(8)	112,500	(8)	1.37	3/1/2032
Total:	1,080,178			165,624

Reid G. Adler (10)	2,500			-		8.00	6/6/2023
	50,000			-		1.55	9/19/2027
	25,000			-		1.16	2/2/2028
	20,000			-		1.00	5/23/2029
	25,000		(5)	-	(5)	1.41	10/21/2029
	24,219		(6)	781	(6)	0.398	4/23/2030
	25,000		(11)	25,000	(11)	2.74	7/16/2031
	12,500		(8)	37,500	(8)	1.37	3/1/2032
Total:	184,219			63,281

(1)

Represents an option to purchase shares of our common stock at $3.49 per share granted on June 19, 2016 when the market price of our common stock was $3.49 per share.  The option became exercisable for 25% of the shares granted on June 19, 2017 with the remaining shares becoming exercisable ratably monthly through June 19, 2020, when all shares granted became fully exercisable. The exercise price of the option was reduced to $1.50 per share on August 29, 2018.

(2)

Represents an option to purchase shares of our common stock at $1.00 per share granted on May 23, 2019 when the market price of our common stock was $0.80 per share.  The option became exercisable for 62.5% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through May 23, 2022, when all shares granted will be fully exercisable.

(3)

Represents an option to purchase shares of our common stock at $1.00 per share granted on May 23, 2019 when the market price of our common stock was $0.80 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through May 23, 2022, when all shares granted will be fully exercisable.

(4)

Represents an option to purchase shares of our common stock at $1.00 per share granted on September 5, 2019 when the market price of our common stock was $0.84 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through September 5, 2022, when all shares granted will be fully exercisable.

(5)

Represents an option to purchase shares of our common stock at $1.41 per share granted on October 21, 2019 when the market price of our common stock was $1.41 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through October 21, 2021, when all shares granted will be fully exercisable.

(6)

Represents an option to purchase shares of our common stock at $0.398 per share granted on April 23, 2020 when the market price of our common stock was $0.398 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through April 23, 2022, when all shares granted will be fully exercisable.

(7)

Represents an option to purchase shares of our common stock at $1.77 per share granted on December 30, 2020 when the market price of our common stock was $1.77 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through December 30, 2022, when all shares granted will be fully exercisable.

(8)

Represents an option to purchase shares of our common stock at $1.37 per share granted on March 1, 2022 when the market price of our common stock was $1.37 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through March 1, 2024, when all shares granted will be fully exercisable.

(9)

Represents an option to purchase shares of our common stock at $2.53 per share granted to Ms.Cuningham upon commencemnt of her employment by the Company on May 1, 2021 when the market price of our common stock was $2.53 per share.  The option becomes exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through May 1, 2025, when all shares granted will be fully exercisable.

(10)

All options to purchase shares of our common stock reflected in this table were awarded to Mr. Adler for services to the Company as a legal advisor prior to his employment by the Company effective May 1, 2022. On May 2, 2022, when the market price of our common stock was $1.28 per share, in conjunction with the commencement of his employment by the Company, Mr. Adler was granted an option to purchase 200,000 shares of our common stock at an exercise price of $1.28 per share. The option becomes exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through May 2, 2026, when all shares granted will be fully exercisable

(11)

Represents an option to purchase shares of our common stock at $2.74 per share granted on July 16, 2021 when the market price of our common stock was $2.74 per share.  The option became exercisable for 25% of the shares granted immediately upon grant, with the remaining shares becoming exercisable ratably monthly through July 16, 2023, when all shares granted will be fully exercisable.

Employment or Severance Agreements

We have an employment agreement with Mr. Singh, the material terms of which are described below.

Agreement with Mr. Singh

We entered into an employment agreement with Mr. Singh on April 28, 2010. Under the agreement, as amended on June 22, 2016, Mr. Singh’s base salary was increased from $347,500 per year to $395,000 per year, effective June 16, 2016. The Compensation Committee has subsequently adjusted Mr. Singh’s base annual salary to $477,000 effective in July 2018, to $498,000 effective in April 2019, to $550,000 effective in January 2021 and to $600,000 effective in January 2022. Under his agreement, Mr. Singh is eligible to receive an annual incentive cash bonus of up to 50% of his base salary. The Compensation Committee awarded Mr. Singh a cash bonus of $350,000 in February 2022 for attainment of performance-based objectives during calendar 2021 and $333,660 in December 2020 for attainment of performance-based objectives during the period from April 1, 2019 through December 31, 2020. The award of his incentive bonus, if any, is at the discretion of the Compensation Committee of our Board of Directors. In the event we terminate Mr. Singh’s employment without cause, he is entitled to receive severance in an amount equal to:

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

In addition, in the event Mr. Singh terminates his employment with “good reason” following a “change of control” (each as defined below), he is entitled to twelve months of his then-current base salary payable in the form of salary continuation.

Change of Control Provisions

Pursuant to his employment agreement, Mr. Singh is entitled to severance if he terminates his employment for good reason after a change of control. Under his agreement, “good reason” means any of the following events, if we affect the event without Mr. Singh’s consent (subject to our right to cure):

●	a material reduction in his responsibility; or

●	a material reduction in his base salary except for reductions that are comparable to reductions generally applicable to similarly situated executives of VistaGen.

Furthermore, pursuant to his employment agreement and his stock option award agreements, in the event we terminate Mr. Singh without cause within twelve months of a change of control, his remaining unvested option shares become fully vested and exercisable. Upon a change of control in which the successor corporation does not assume Mr. Singh’s stock options, the stock options granted to him become fully vested and exercisable.

Pursuant to Mr. Singh’s employment agreement, a change of control occurs when: (i) any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than VistaGen, a subsidiary, an affiliate, or a VistaGen employee benefit plan, including any trustee of such plan acting as trustee) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of VistaGen representing 50% or more of the combined voting power of VistaGen’s then outstanding securities; (ii) a sale of substantially all of VistaGen’s assets; or (iii) any merger or reorganization of VistaGen whether or not another entity is the survivor, pursuant to which the holders of all the shares of capital stock of VistaGen outstanding prior to the transaction hold, as a group, fewer than 50% of the shares of capital stock of VistaGen outstanding after the transaction.

In the event that, following termination of employment, amounts are payable to Mr. Singh pursuant to his employment agreement, his eligibility for severance is conditioned on his having first signed a release agreement.

Pursuant to Mr. Singh’s employment agreement, the estimated amount that could be paid by us assuming that a change of control occurred on the last business day of our current fiscal year, is $600,000 for Mr. Singh, excluding any pro-rated portion of an annual or periodic bonus and the imputed value of accelerated vesting of stock options, if any.

Director Compensation

Effective April 1, 2021, our Board adopted a director compensation policy for the independent directors of our Board, as “independent” is defined by the rules of the Nasdaq Stock Market, the details of which are set forth below:

	Schedule of Director Fees, effective April 1, 2021
Description	Cash(1) ($)	Equity(2)
Director Annual Retainer	$50,000

Independent directors serving on the Board will be entitled to the following equity awards: (i) a one-time grant of stock options upon appointment to the Board in an amount to be determined at the sole discretion of the Compensation Committee, and (ii) an annual grant of stock options or restricted stock to be determined at the sole discretion of the Compensation Committee.

Audit Committee
Chair	$15,000
Member	$10,000
Compensation Committee
Chair	$10,000
Member	$5,000
Corporate Governance and Nominating Committee
Chair	$10,000
Member	$5,000

(1)	Cash fees payable in quarterly installments.

(2)

All awards issued pursuant to the Director Compensation Plan will be issued pursuant to the 2019 Plan, (defined below) or a successor plan, if any. Each award issued under the Director Compensation Plan will vest in equal monthly installments over a 12-month period beginning on the date of issuance.

As noted previously, Dr. Curley was appointed to our Board in April 2021 and Ms. FitzPatrick and Ms. Rotunno were appointed to the Board during July 2021. Upon appointment, each new director was granted an option to purchase 75,000 shares of our common stock under the terms of our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) at an exercise price equal to the market price of our common stock on their respective date of appointment. The options become exercisable ratably monthly over the 12 months following the date of grant. On May 1, 2021, Ms. Cunningham joined the Company as our Chief Commercial Officer and, accordingly, she was no longer considered an independent director under the standards established by the SEC and the rules of the Nasdaq Stock Market. Dr. Underdown retired from the Board on July 21, 2021, prior to Ms. FitzPatrick’s appointment. Dr. Curley, Ms. FitzPatrick, Ms. Rotunno, Ms. Cunningham and Mr. Underdown were each paid cash compensation for their Board and committee service for the portion of the fiscal year ended March 31, 2022 during which they were considered independent directors.

On March 1, 2022, we granted to each of our five current independent directors an option to purchase 100,000 shares of our common stock at an exercise price of $1.37 per share under the terms of our 2019 Plan. Each option becomes exercisable ratably monthly over the 12 months following the date of grant and each grant expires ten years after the date of grant.

The following table sets forth a summary of the compensation earned by our independent, non-employee directors in our fiscal year ended March 31, 2022.

	Fees Paid in Cash (1)	Option Awards(2)(11)	Other Compensation	Total
Name	($)	($)	($)	($)
Jon S. Saxe (4)	$71,250	$89,389	$-	$160,639
Joanne Curley (5)	$51,563	$196,824		$248,387
Ann M. Cunningham (6)	$4,583	$-	$-	$4,583
Margaret M. FitzPatrick (7)	$38,111	$234,059		$272,170
Jerry B. Gin (8)	$71,563	$89,389	$-	$160,952
Mary L. Rotunno (9)	$51,359	$254,145		$305,504
Brian J. Underdown (10)	$23,030	$-	$-	$23,030

(1)

The amounts shown represent fees earned for service on our Board, and Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during Fiscal 2022, which amounts were paid in full during Fiscal 2022.

(2)

The amounts in the “Option Awards” column do not represent any cash payments actually received by Mr. Saxe, Ms.Curley, Ms. FitzPatrick, Dr. Gin or Ms. Rotunno with respect to any of such stock options awarded to them during Fiscal 2022. Rather, the amounts represent the aggregate grant date fair value of options to purchase shares of our common stock awarded to each of Mr. Saxe, Ms.Curley, Ms. FitzPatrick, Dr. Gin and Ms. Rotunno during Fiscal 2022, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718). To date, Mr. Saxe, Ms.Curley, Ms. FitzPatrick, Dr. Gin and Ms. Rotunno have not exercised any of the options granted during Fiscal 2022, and there can be no assurance that any of them will ever realize the full ASC 718 grant date fair value amounts presented in the “Option Awards” column.

(4)

Mr. Saxe served as the Chairman of our Board, the Chairman of our Audit Committee and a member of our Compensation Committee throughout Fiscal 2022.  At March 31, 2022, Mr. Saxe held: (i) 55,751 shares of our common stock; (ii) options to purchase 685,000 registered shares of our common stock, of which options to purchase 559,749 shares were exercisable; and (iii) warrants to purchase 7,500 restricted shares of our common stock, all of which are exercisable.

(5)

Dr. Curley was appointed to our Board in April 2021 and has also served as a member of our Corporate Governance and Nominating Committee since her appointment. At March 31, 2022, Dr. Curley held options to purchase 175,000 registered shares of our common stock, of which 68,750 shares were exercisable.

(6)

Ms. Cunningham served as a member of our Board and as a member of our Corporate Governance and Nominating Committee from January 2019 through April 30, 2021. On May 1, 2021, Ms. Cunningham joined the Company as its Chief Commercial Officer and, since she was no longer considered an independent director under the standards established by the SEC and the rules of the Nasdaq Stock Market, her membership on the Corporate Governance and Nominating Committee terminated while her membership on the Board as a non-independent member continues. At March 31, 2022, Ms. Cunningham held options to purchase 750,000 registered shares of our common stock, of which 311,979 shares were exercisable.

(7)

Ms. FitzPatrick was appointed to our Board in July 2021 and has also served as a member of our Corporate Governance and Nominating Committee since her appointment. At March 31, 2022, Ms. FitzPatrick held options to purchase 175,000 registered shares of our common stock, of which 50,000 shares were exercisable.

(8)

Mr. Gin served as a member of our Board, as the Chairman of our Compensation Committee following Dr. Underdown’s retirement in July 2021 and as a member of our Audit Committee during Fiscal 2022. At March 31, 2022, Mr. Gin held: (i) 100,000 shares of our common stock, and (ii) options to purchase 710,000 registered shares of our common stock, of which options to purchase 584,479 shares were exercisable.

(9)

Ms. Rotunno was appointed to our Board in July 2021 and has also served as a member of our Audit Committee and as Chair of the Corporate Governance and Nominating Committee since her appointment. At March 31, 2022, Ms. Rotunno held options to purchase 175,000 registered shares of our common stock, of which 50,000 shares were exercisable.

(10)

Mr. Underdown served as a member of our Board, as the Chairman of our Compensation Committee and as a member of our Audit Committee and Corporate Governance and Nominating Committee until his retirement from the Board on July 21, 2021. At March 31, 2022, Mr. Underdown held: (i) options to purchase 485,000 registered shares of our common stock, of which options to purchase 459,479 shares were exercisable; and (ii) warrants to purchase 7,500 restricted shares of our common stock, all of which are exercisable.

(11)

The table below provides information regarding the option awards we granted to our independent Board members during Fiscal 2022 and the weighted average assumptions used in the Black Scholes Option Pricing Model to determine the grant date fair values of the respective awards.

	Option Grant	Option Grant	Option Grant	Option Grant
	4/23/2021	7/6/2021	7/21/2021	3/1/2022	Total

Option Shares Granted
Mr. Saxe	-	-	-	100,000	100,000
Dr. Curley	75,000	-	-	100,000	175,000
Ms. FitzPatrick	-	-	75,000	100,000	175,000
Dr. Gin	-	-	-	100,000	100,000
Ms. Rotunno	-	75,000	-	100,000	175,000

Option Award Compensation
Mr. Saxe	$-	$-	$-	$89,389	$89,389
Dr. Curley	$107,435	$-	$-	$89,389	$196,824
Ms. FitzPatrick	$-	$-	$144,670	$89,389	$234,059
Dr. Gin	$-	$-	$-	$89,389	$89,389
Ms. Rotunno	$-	$164,756	$-	$89,389	$254,145

Option Award Assumptions
Exercise price	$2.04	$3.33	$2.93	$1.37
Grant date market price	$2.04	$3.33	$2.93	$1.37
Risk free interest rate	1.06%	0.85%	0.78%	1.57%
Expected term (years)	6.08	5.27	5.27	5.27
Volatility	82.77%	81.74%	81.62%	79.33%
Dividend Rate	0.00%	0.00%	0.00%	0.00%

Fair Value per share	$1.43	$2.20	$1.93	$0.89
Aggregate option shares	75,000	75,000	75,000	500,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 9, 2022 for:

●	each stockholder known by us to be the beneficial owner of more than five percent (5%) of shares of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Applicable percentage ownership is based on 206,640,955 shares of common stock outstanding at June 9, 2022.

In computing the percentage of shares of common stock beneficially owned, we deemed to be outstanding all shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or exchangeable or that will become exercisable or exchangeable within 60 days of June 9, 2022.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o VistaGen Therapeutics, Inc., 343 Allerton Avenue, South San Francisco, California 94080.

Beneficial Ownership of Common Stock:

Name and address of beneficial owner	Number of shares beneficially owned	Percent of shares beneficially owned (1)
Executive officers and directors:
Shawn K. Singh, J.D.(2)	2,488,690	1.19%
Mark A. Smith, M.D., Ph.D. (3)	1,387,416	*
Ann M. Cunningham, MBA (4)	442,969	*
Jerrold D. Dotson (5)	1,229,126	*
Reid G. Adler, J.D. (6)	233,692	*
Jon S. Saxe, J.D., LL.M. (7)	678,198	*
Joanne Curley, Ph.D. (8)	116,666	*
Margaret M. FitzPatrick, M.A. (9)	116,666	*
Jerry B. Gin, Ph.D., MBA (10)	839,947	*
Mary L. Rotunno, J.D. (11)	166,666	*

All executive officers and directors as a group (10 persons) (12)	7,300,038	3.42%

5% Stockholders:
Entities associated with New Enterprise Associates (13)	16,302,596	7.89%
Entities affiliated with Venrock (14)	16,047,286	7.77%
Entities affiliated with OrbiMed (15)	12,909,283	6.25%
Acuta Capital Partners, LLC (16)	11,736,283	5.68%
Entities affiliated with BlackRock Inc. (17)	11,894,193	5.76%
Commodore Capital LP (18)	10,455,910	5.06%

*    less than 1%

(1)	Based on 206,640,955 shares of common stock issued and outstanding as of June 9, 2022.

(2)	Includes options to purchase 2,241,458 shares of common stock and warrants to purchase 72,000 restricted shares of common stock exercisable within 60 days of June 9, 2022.

(3)	Includes options to purchase 1,372,501 shares of common stock exercisable within 60 days of June 9, 2022.

(4)	Includes options to purchase 442,969 shares of common stock exercisable within 60 days of June 9, 2022.

(5)

Includes options to purchase 1,123,929 shares of common stock, including options to purchase 626 shares of common stock held by Mr. Dotson’s wife, and warrants to purchase 10,000 restricted shares of common stock exercisable within 60 days of June 9, 2022.

(6)	Includes options to purchase 199,063 shares of common stock exercisable within 60 days of June 9, 2022.

(7)	Includes options to purchase 614,947 shares of common stock and warrants to purchase 7,500 restricted shares of common stock exercisable within 60 days of June 9, 2022.

(8)	Includes options to purchase 116,666 shares of common stock exercisable within 60 days of June 9, 2022.

(9)	Includes options to purchase 116,666 shares of common stock exercisable within 60 days of June 9, 2022.

(10)	Includes 100,000 shares of common stock held by Dr. Gin’s wife. Also includes options to purchase 639,947 shares of common stock exercisable within 60 days of June 9, 2022

(11)	Includes options to purchase 116,666 shares of common stock exercisable within 60 days of June 9, 2022

(12)

Includes 100,000 restricted shares of common stock held by Dr. Gin's wife. Also includes options to purchase 6,984,812 shares of common stock and warrants to purchase 89,500 restricted shares of common stock exercisable within 60 days of June 9, 2022.

(13)

Based upon Company records through June 9, 2022. The shares held by Growth Opportunities 17, LLC (GEO) are indirectly held by New Enterprise Associates 17, L.P. (NEA 17), which is the sole member of GEO; NEA Partners 17, L.P. (NEA Partners 17), which is the sole general partner of NEA 17; and NEA 17 GP, LLC (NEA 17 LLC and, together with NEA Partners 17, the Control Entities), which is the sole general partner of NEA Partners 17. The Managing Members of NEA 17 LLC are Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Liza Landsman, Mohamad H. Makhzoumi, Joshua Makower, Edward T. Mathers, Scott D. Sandell, Peter W. Sonsini, Paul Walker and Rick Yang (together, the Managers). GEO is the record owner of the shares identified herein (the GEO Shares). As the sole member of GEO, NEA 17 may be deemed to own beneficially the GEO Shares. As the general partner of NEA 17, NEA Partners 17 may be deemed to own beneficially the GEO Shares. As the sole general partner of NEA Partners 17, NEA 17 LLC may be deemed to own beneficially the GEO Shares. As members of NEA 17 LLC, each of the Managers may be deemed to own beneficially the GEO Shares. Each of the aforementioned reporting persons disclaims beneficial ownership of the GEO Shares other than those shares which such person owns of record. The principal business address for GEO 10 is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(14)

Based upon information contained in a Schedule 13G/A filed by Venrock Healthcare Partners II, L.P. on February 14, 2022. Entities associated with Venrock that hold the securities listed herein include Venrock Healthcare Capital Partners II, L.P.; VHCP Co-Investment Holdings II, LLC and Venrock Healthcare Capital Partners EG, L.P. and VHCP Management II, LLC.  VHCP Management II, LLC (VHCPM) is the sole general partner of Venrock Healthcare Capital Partners II, L.P. and the sole manager of VHCP Co Investment Holdings II, LLC. VHCP Management EG, LLC (VHCPEG) is the sole general partner of Venrock Healthcare Capital Partners EG, L.P. Dr. Bong Koh and Nimish Shah are the voting members of VHCPM and VHCPEG. The address of each of the entities and individuals identified in this footnote is c/o Venrock, 7 Bryant Park, 23rd Floor, New York, NY 10018.

(15)

Based upon information contained in a Schedule 13G/A filed by OrbiMed Advisors LLC on February 11, 2022. Consists of (i) 10,519,240 shares beneficially owned by OrbiMed Capital LLC and (ii) 2,390,043 shares beneficially owned by OrbiMed Advisors LLC. OrbiMed Advisors LLC (OrbiMed Advisors), a registered investment adviser under the Investment Advisors Act of 1940, as amended. OrbiMed Capital LLC (OrbiMed Capital) is a relying advisor of OrbiMed Advisors. OrbiMed Advisors and OrbiMed Capital exercise voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by BIOG, Genesis, and OPM. The business address of each of the individuals and entities listed above is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(16)

Based upon information contained in a Schedule 13G/A filed by Acuta Capital Partners, LLC (Acuta) on February 15, 2022. Anupam Dalal is the Chief Investment Officer and Manfred Yu is the Manager of Acuta. Both Mr. Dalal and Mr. Yu have voting and investment authority over all of the shares held by each of Acuta, and disclaim beneficial ownership except to the extent of their indirect pecuniary interests therein. The business address for Acuta is 1301 Shoreway Road, Suite 350, Belmont, California 94002.

(17)

Based upon information contained in a Schedule 13G/A filed by BlackRock Inc. (BlackRock) on February 4, 2022. BlackRock Inc. has sole investment authority over all of the shares held by BlackRock Inc and its affiliated entities. The primary business address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(18)

Based upon information contained in a Schedule 13G filed by Commodore Capital LP, a Delaware limited partnership (Commodore) and Commodore Capital Master LP, a Cayman Islands exempted limited partnership (Commodore Master) on April 4, 2022. Commodore is the investment manager to Commodore Master. As of April 4, 2022, Commodore may be deemed to beneficially own an aggregate of 10,455,910 shares of our common stock. Commodore, as the investment manager to Commodore Master, may also be deemed to beneficially own these securities. Michael Kramarz and Robert Egen Atkinson are the managing partners of Commodore and exercise investment discretion with respect to these securities. The address for Commodore and Commodore Master is 767 Fifth Avenue, Floor 12, New York, NY 10153.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Grants

As of June 9, 2022, options to purchase a total of 19,546,202 registered shares of our common stock were outstanding at a weighted average exercise price of $1.46 per share, of which options to purchase 14,296,787 shares of our common stock were vested and exercisable at a weighted average exercise price of $1.35 per share and options to purchase 5,249,415 shares were unvested and not exercisable at a weighted average exercise price of $1.76 per share. These options were issued under our Amended and Restated 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and under our Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), as described below. At June 9, 2022, an additional 7,028,344 shares remained available for future equity grants under our 2019 Plan, and no new awards are available for grant under our 2016 Plan.

The following table summarizes awards outstanding under the 2016 Plan and the 2019 Plan, as well as shares available for issuance under 2019 Plan and our 2019 Employee Stock Purchase Plan (2019 ESPP) as of March 31, 2022. The following information does not reflect issuances or exercises under the 2016 Plan, 2019 Plan or the 2019 ESPP subsequent to March 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Amended 2019 Plan and 2016 Plan	19,386,389	$1.47	7,288,157
2019 ESPP	-	-	884,664
Equity compensation plans not approved by security holders	-	-	-
Total	19,386,389	$1.34	8,172,821

Description of the 2016 Plan

Our Board unanimously approved the Company’s 2016 Plan on July 26, 2016, and it was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. A total of 10.0 million shares of our common stock were authorized for issuance under the 2016 Plan, of which options to purchase approximately 7.4 million shares remained outstanding at March 31, 2022. Upon the adoption of our 2019 Plan, no further grants were permissible under the 2016 Plan and approximately 1.4 million authorized shares were transferred to the 2019 Plan and became issuable therefrom. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

Description of the Amended 2019 Plan

Our Board approved the Company’s 2019 Plan on May 27, 2019, and our stockholders adopted it and ratified all previously issued grants on September 5, 2019. On June 28, 2021 our Board approved and at our Annual Meeting of Stockholders held on September 17, 2021, our stockholders approved certain amendments to the 2019 Plan (Amended 2019 Plan). The principal features of the Amended 2019 Plan are summarized below.

Awards and Eligible Participants

The Amended 2019 Plan is designed to secure and retain the services of our employees, non-employee directors and consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and our affiliates, and to provide a means by which such persons may be given an opportunity to benefit from increases in the value of our common stock. The Amended 2019 Plan is also designed to align employees’ interests with stockholder interests.

The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and other stock-based awards, and performance awards, collectively referred to as “Awards”. Awards may be granted under the Amended 2019 Plan to officers, employees and consultants of the Company and our subsidiaries and to our non-employee directors. Incentive stock options may be granted only to employees of the Company or one of our subsidiaries.

Plan Administration

The Amended 2019 Plan is administered by the Compensation Committee of the Board. The Compensation Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The Compensation Committee may delegate its authority to the extent permitted by applicable law.

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

The Compensation Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the Amended 2019 Plan or as a freestanding award. Upon exercise, SARs entitle the holder to receive payment per share in stock or cash, or in a combination of stock and cash, equal to the excess of the share’s fair market value on the date of exercise over the grant price of the SAR.

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

The Compensation Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Compensation Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2022, the Compensation Committee has not granted any performance awards.

Authorized Shares

A total of 7.5 million shares of common stock was initially authorized for issuance under the 2019 Plan. Upon approval of the Amended 2019 Plan by our stockholders at our September 2021 Annual Meeting of Stockholders, a total of 18 million shares of our common stock became available for issuance under the Amended 2019 Plan.

In the event any award under the Amended 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the Amended 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the Amended 2019 Plan.

Vesting

No more than 25% of any equity-based awards granted under the Amended 2019 Plan may vest on the grant date of such award. The Board believes this provision will provide the Company the necessary flexibility to issue Awards that will both attract new talent, particularly as the Company advances its late-stage clinical development and commercialization plans for its drug candidates and provide incentives sufficient to retain the Company’s existing employees and directors.

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

Option Repricing

The Amended 2019 Plan does not permit repricing of outstanding stock options.

Change of Control

In the event of a change in control of the Company, the Compensation Committee may accelerate the time period relating to the exercise of any outstanding Award, including stock options or restricted stock units. In addition, the Compensation Committee may take other action, including (a) providing for the purchase of any award for an amount of cash or other property that could have been received upon the exercise of such award had the award been currently exercisable, (b) subject to certain limitations, adjusting the terms of the award in a manner determined by the Compensation Committee to reflect the change in control, or (c) causing an award to be assumed, or new rights substituted therefor, by another entity with appropriate adjustments to be made regarding the number and kind of shares and exercise prices of the award. “Change in Control” is defined under the Amended 2019 Plan and requires consummation of the applicable transaction.

Termination

Unless earlier terminated by the Board, the Amended 2019 Plan will terminate, and no further awards may be granted, on September 5, 2029, which is ten years after the date on which the 2019 Plan was initially approved by our stockholders. The Board may amend, suspend or terminate the Amended 2019 Plan at any time. To the extent necessary to comply with applicable provisions of U.S. federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to Awards granted to residents therein, we will obtain stockholder approval of any such amendment to the Amended 2019 Plan in such a manner and to such a degree as required. The amendment, suspension or termination of the Amended 2019 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

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

Each participant’s payroll deductions under the 2019 ESPP will be credited to a liability account in his or her name under the 2019 ESPP. The aggregate liability for participant payroll deductions at March 31, 2022 and 2021 was $66,200 and $18,600, respectively, which amounts are included in accrued expenses in the accompanying Consolidated Balance Sheet at those dates.

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

Our 2019 ESPP became effective on January 1, 2020 and will continue in effect until the earlier of such time as all of the shares of the Company’s common stock subject to the 2019 ESPP have been sold or December 31, 2030, unless terminated earlier by the Board. During Fiscal 2022, employees purchased an aggregate of 57,211 shares of our common stock under the 2019 ESPP and we received proceeds of $99,400. During Fiscal 2021, employees purchased an aggregate of 58,125 shares of our common stock and we received proceeds of $26,200.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Consulting Agreement

During Fiscal 2022, we entered into a consulting agreement with one of the independent members of our Board to assist us in developing a phase-appropriate research and development human resources staffing plan to support our development of PH94B, PH10 and AV-101. We recorded expense of $6,800 during the quarter ended December 31, 2021 related to this agreement. There was no accounts payable balance or accrued expense related to this agreement at March 31, 2022.

Consulting Agreement

During Fiscal 2022, we entered into a consulting agreement with another of the independent members of our Board to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date.

Consulting Agreement

During Fiscal 2021, we engaged a consulting firm headed by one of the then-independent members of our Board to provide various market research studies, competitive analyses, and commercial advisory projects for certain of our CNS pipeline candidates pursuant to which we recorded research and development expense of $193,000. In May 2021, that Board member ceased to be independent upon acceptance of a position as our Chief Commercial Officer while remaining a member of our Board. We did not engage in business with the related consulting firm during Fiscal 2022 prior to or subsequent to the acceptance of employment by our Chief Commercial Officer. There was no accounts payable or accrued expenses related to the consulting agreement at March 31, 2022 or 2021.

Legal Services Consultant

Prior to his appointment as the Company’s Chief Legal Officer effective May 2, 2022, we had engaged the law firm of which Mr. Adler was a partner to provide various legal services and advice over a number of years. During our fiscal years ended March 31, 2021 and 2022 and from April 1, 2022 until Mr. Adler’s appointment, the Company paid to Capital Technology Law Group fees of $169,000, $210,000, and $18,000, respectively, for various legal services.

Director Independence

Our securities are currently listed on the Nasdaq Capital Market, which requires that a majority of our directors be independent. Accordingly, we evaluate director independence under the standards established by the SEC and the rules of the Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three fiscal years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $200,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mr. Saxe, Ms. Curley, Ms. FitzPatrick, Mr. Gin and Ms. Rotunno are each “independent” as that term is defined by the rules of the Nasdaq Stock Market. In making these determinations, our Board considered the current and prior relationships that each nonemployee director has with the Company and all other facts and circumstances that our Board deemed relevant.

Item 14. Principal Accounting Fees and Services

Upon recommendation of the Audit Committee of the Board, the Board appointed OUM & Co. LLP (OUM) as our independent registered public accounting firm for our fiscal year ended March 31, 2022. Subsequently, on July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (Withum), acquired certain assets of OUM. As a result, on July 15, 2021, OUM resigned as our independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum. The Company’s stockholders ratified the appointment of Withum at the Annual Meeting of Stockholders held in September 2021. Accordingly, Withum has served as the Company’s independent registered public accounting firm since July 15, 2021 and has rendered the opinion on the Company’s financial statements included in Item 8 of this Annual Report.

Fees and Services

As described above, Withum served as our independent registered public accounting firm for our fiscal year ended March 31, 2022 and OUM served as our independent registered public accounting firm for our fiscal year ended March 31, 2021. Information provided below includes fees for professional services provided to us by Withum and OUM for the respective fiscal years.

	Fiscal Years Ended March 31,
	2022	2021
Audit fees	$271,900	$258,600
Audit-related fees	97,300	94,000
Tax fees	17,000	14,000
All other fees	-	-
Total fees	$386,200	$366,600

Audit Fees:

Audit fees include fees billed for the annual audit of the Company’s financial statements and quarterly reviews for the fiscal years ended March 31, 2022 and 2021, and for services normally provided by Withum or OUM in connection with routine statutory and regulatory filings or engagements.

Audit-Related Fees:

Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the annual audit or reviews of the Company’s financial statements and are not reported under “Audit Fees.” During our fiscal years ended March 31, 2022 and 2021, Withum and OUM billed the Company for services related to comfort letters and consents for the use of its audit opinion in our filings of Registration Statements on Form S-3, Form S-1, and Form S-8 that included or incorporated by reference the Company’s audited financial statements for the fiscal years ended March 31, 2021 and 2020.

Tax Fees:

Tax fees include fees for professional services for tax compliance, tax advice and tax planning for the tax years ended March 31, 2021 and 2020.

All Other Fees:

All other fees include fees for products and services other than those described above.  During our fiscal years ended March 31, 2022 and 2021, no such fees were billed by either Withum or OUM.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed with management and WithumSmith+Brown (Withum), our independent registered public accounting firm, the audited consolidated financial statements in the VistaGen Therapeutics, Inc. Annual Report on Form 10-K for the year ended March 31, 2022. The Audit Committee also discussed with Withum those matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16.

Withum also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Respectfully Submitted by: MEMBERS OF THE AUDIT COMMITTEE Jon S. Saxe, Audit Committee Chairman Jerry B. Gin Mary L. Rotunno

Dated: June 20, 2022

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 85.

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

10.152

Indemnification Agreement, dated July 6, 2021, by and between VistaGen Therapeutics, Inc. and Mary L. Rotunno, J.D. incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2021.

10.153

Indemnification Agreement, dated July 21, 2021, by and between VistaGen Therapeutics, Inc. and Margaret M. FitzPatrick incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2021.

10.154

Third Amendment to Lease, by and between Bayside Area Development, LLC and VistaGen Therapeutics, Inc. dated October 14, 2021, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021.

10.155	Indemnification Agreement, dated May 13, 2022, by and between VistaGen Therapeutics, Inc. and Reid G. Adler, J.D., filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of OUM,LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema, filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
+	Confidential treatment has been granted for certain confidential portions of this agreement.
#

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 23rd day of June, 2022.

VistaGen Therapeutics, Inc.

Date: June 23, 2022	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh	Chief Executive Officer, and Director	June 23, 2022
Shawn K. Singh, JD	(Principal Executive Officer)

/s/ Jerrold D. Dotson	Vice President and Chief Financial Officer	June 23, 2022
Jerrold D. Dotson	(Principal Financial and Accounting Officer)

/s/ Jon S. Saxe	Chairman of the Board of Directors	June 23, 2022
Jon S. Saxe

/s/ Ann M. Cunningham	Director	June 23, 2022
Ann M. Cunningham

/s/ Joanne Curley	Director	June 23, 2022
Joanne Curley, Ph.D.

/s/ Margaret M. FitzPatrick	Director	June 23, 2022
Margaret M. FitzPatrick

/s/ Jerry B. Gin	Director	June 23, 2022
Jerry B. Gin, Ph.D.

/s/ Mary L. Rotunno	Director	June 23, 2022
Mary L. Rotunno, J.D.