Form 10-Q
period 2022-06-30
VistaGen Therapeutics, Inc.
filed 2022-08-11
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, 206,836,345 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

VistaGen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2022	2022
	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$51,986,400	$68,135,300
Prepaid expenses and other current assets	2,890,300	2,745,800
Deferred contract acquisition costs - current portion	116,900	116,900
Total current assets	54,993,600	70,998,000
Property and equipment, net	567,600	414,300
Right-of-use asset - operating lease	2,565,000	2,662,000
Deferred offering costs	381,200	321,800
Deferred contract acquisition costs - non-current portion	117,300	146,400
Security deposits	100,900	100,900
Total assets	$58,725,600	$74,643,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,473,000	$2,758,600
Accrued expenses	727,300	1,329,200
Notes payable	1,037,800	-
Deferred revenue - current portion	1,244,000	1,244,000
Operating lease obligation - current portion	442,600	433,300
Financing lease obligation - current portion	1,500	-
Total current liabilities	8,926,200	5,765,100

Non-current liabilities:
Deferred revenue - non-current portion	1,247,500	1,557,600
Operating lease obligation - non-current portion	2,491,200	2,605,400
Financing lease obligation - non-current portion	8,700	-
Total non-current liabilities	3,747,400	4,163,000
Total liabilities	12,673,600	9,928,100

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and March 31, 2022: no shares outstanding at June 30, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2022 and March 31, 2022; 206,851,620 and 206,676,620 shares issued at June 30, 2022 and March 31, 2022, respectively	206,900	206,700
Additional paid-in capital	337,193,500	336,080,700
Treasury stock, at cost, 135,665 shares of common stock held at June 30, 2022 and March 31, 2022	(3,968,100)	(3,968,100)
Accumulated deficit	(287,380,300)	(267,604,000)
Total stockholders’ equity	46,052,000	64,715,300
Total liabilities and stockholders’ equity	$58,725,600	$74,643,400

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Dollars, except share amounts)

	Three Months Ended June 30,
	2022	2021
Revenues:
Sublicense revenue	$310,100	$354,100
Total revenues	310,100	354,100
Operating expenses:
Research and development	15,291,400	5,457,200
General and administrative	4,791,800	2,643,100
Total operating expenses	20,083,200	8,100,300
Loss from operations	(19,773,100)	(7,746,200)
Other income, net:
Interest income, net	2,300	5,100
Loss before income taxes	(19,770,800)	(7,741,100)
Income taxes	(5,500)	(3,400)
Net loss and comprehensive loss	(19,776,300)	(7,744,500)

Accrued dividend on Series B Preferred stock	-	(361,800)

Net loss attributable to common stockholders	$(19,776,300)	$(8,106,300)

Basic and diluted net loss attributable to common stockholders per common share	$(0.10)	$(0.04)
Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	206,596,724	189,924,158

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,776,300)	$(7,744,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,300	34,500
Stock-based compensation	956,900	590,400
Amortization of operating lease right of use asset	97,000	94,300
Expense related to write-off of deferred offering costs	-	232,100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,100,800	(1,039,700)
Operating lease liability	(104,900)	(84,500)
Deferred sublicense revenue, net of deferred contract acquisition costs	(281,000)	(320,800)
Accounts payable and accrued expenses	2,006,900	2,065,300
Net cash used in operating activities	(15,968,300)	(6,172,900)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(175,100)	(149,900)
Net cash used in investing activities	(175,100)	(149,900)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including option exercises	156,100	44,500
Net proceeds from exercise of warrants	-	1,109,700
Expenses related to At the Market (ATM) facility treated as deferred offering costs	(59,400)	(161,900)
Repayment of capital lease obligations	(300)	(900)
Repayment of note payable	(101,900)	-
Net cash (used in) provided by financing activities	(5,500)	991,400
Net decrease in cash and cash equivalents	(16,148,900)	(5,331,400)
Cash and cash equivalents at beginning of period	68,135,300	103,108,300
Cash and cash equivalents at end of period	$51,986,400	$97,776,900

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$1,139,700	$-
Accrued dividends on Series B Preferred	$-	$361,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,700)	$91,978,500
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900
Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,500)	(7,744,500)
Balances at June 30, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	-	$-	191,632,008	$191,600	$316,975,600	$(3,968,100)	$(227,586,200)	$85,616,900

														-
Balances at March 31, 2022	-	$-	-	$-	-	$-	-	$-	206,676,620	$206,700	$336,080,700	$(3,968,100)	$(267,604,000)	$64,715,300

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	956,900	-	-	956,900
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	100,000	100	99,900	-	-	100,000
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	75,000	100	56,000	-	-	56,100
Net loss for quarter ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(19,776,300)	(19,776,300)

Balances at June 30, 2022	-	$-	-	$-	-	$-	-	$-	206,851,620	$206,900	$337,193,500	$(3,968,100)	$(287,380,300)	$46,052,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

VistaGen Therapeutics, Inc., a Nevada corporation (which may be referred to as VistaGen, the Company, we, our, or us), is a clinical-stage, biopharmaceutical company striving to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are focused on developing and commercializing innovative therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than products that are currently approved by the U.S. Food and Drug Administration (FDA). Each of our drug candidates has a differentiated potential mechanism of action (MOA), has been well-tolerated in all clinical studies to date, and may have therapeutic potential in multiple CNS indications. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our clinical-stage candidates belong primarily to a new class of neuroactive steroids known as pherines, which are odorless, tasteless and active on chemosensory neurons in the nasal passages. They have the potential to treat multiple anxiety and depression disorders without systemic uptake and without direct activation of GABA-A receptors or other CNS neurons in the brain, in distinct contrast to the mechanism of action of benzodiazepines, for example, which typically are taken orally, require systemic uptake and directly modulate GABA-A receptors.

Our current product candidates include the following:

i.

PH94B, a rapid-onset synthetic investigational pherine nasal spray that regulates the olfactory-amygdala neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. We are currently evaluating PH94B for the potential treatment of multiple anxiety disorders, including for adults with social anxiety disorder (SAD) in our PALISADE Phase 3 program, and for adults experiencing Adjustment Disorder with Anxiety (AjDA) in an exploratory Phase 2A clinical program. Please see below for additional information regarding our PALISADE Phase 3 program.

ii.

PH10, a synthetic investigational pherine nasal spray with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. We are preparing to launch a Phase 1 clinical program for PH10 that is designed to evaluate its potential as a fast-acting stand-alone treatment for major depressive disorder (MDD), and we believe that we may also have potential opportunities to develop PH10 for other depression-related disorders.

iii.

AV-101, an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR, that, in combination with FDA-approved oral probenecid, has the potential to become a new oral treatment alternative for certain CNS indications involving the abnormal function of the NMDAR. We are presently conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid.

On July 22, 2022, we announced that PALISADE-1, our single administration assessment Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD did not achieve its primary efficacy endpoint. PH94B’s safety profile in the study was favorable and consistent with all prior clinical studies to date. As of the date of this Report, we have paused enrollment in PALISADE-2, our replicate Phase 3 clinical trial in SAD, while an independent third-party biostatistician conducts an interim data analysis of the study based on subjects randomized to date. When the interim analysis is complete, we will assess the results and determine next steps with respect to the study. In addition, in August 2022 we opted to end recruitment and enrollment in the PALISADE Open-Label Safety Study (PALISADE OLS), a multiple-use, multiple-assessment long-term safety study of PH94B for the treatment of SAD. Preliminary data from the PALISADE OLS appears to support functional improvement and reduction of severity of SAD after use of PH94B on an as-needed basis over an extended exposure period when measured using the Liebowitz Social Anxiety Scale (LSAS).

We remain steadfast in our commitment to changing the trajectory of mental health care and in the potential of our drug candidates to achieve our mission. As to PH94B in SAD, we believe the combination of the overall safety profile of PH94B in studies to date, data from two Phase 2 clinical studies of PH94B in SAD, and emerging preliminary LSAS data from our PALISADE OLS study indicate a potential for SAD patients to achieve cumulative functional improvement with longer uses of PH94B, while still being used acutely, as-needed. Accordingly, in parallel with the conduct of the independent third-party interim analysis of PALISADE 2, we are preparing to meet with the FDA to discuss potential next steps for late-stage clinical development of PH94B as a potential treatment for SAD, including assessing PH94B’s therapeutic potential to achieve cumulative functional improvement over multiple uses during an extended exposure period.

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem), is our wholly owned subsidiary. For the relevant periods, our Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2022 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2023, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2022 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 23, 2022 (Form 10-K).

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $287.4 million accumulated from inception ( May 1998) through June 30, 2022. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101.

Since our inception in May 1998 through June 30, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2022 (Fiscal 2022), holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.6 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have been the primary sources of our liquidity during Fiscal 2022 and in our current fiscal year. During the quarter ended June 30, 2022, we received approximately $156,100 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Ownership Program (the ESPP).

We had cash and cash equivalents of approximately $52.0 million at June 30, 2022, which we believe is sufficient to fund our planned operations for at least the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. We are continuing to evaluate our cash resources given the results of PALISADE-1 and our decisions to (i) pause recruitment and enrollment in PALISADE-2 pending our assessment of an independent third-party interim analysis of current data from subjects randomized in PALISADE-2 to date, and (ii) ending enrollment in the PALISADE OLS study of PH94B. We are also evaluating the resulting implications for the conduct and timing of other clinical trials and the development, regulatory and potential commercialization initiatives for PH94B and our other product candidates. At a minimum, certain of these activities will be deferred or cancelled in the near term, which is expected to reduce the cash required to fund our operations. Moreover, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) the exercises of some or all of the currently outstanding warrants prior to their expiration, (iii) strategic licensing and development collaborations, and/or (iv) government grants and research awards. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

In addition to the potential sale of our equity and/or debt securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement, which applies to development of PH94B in certain Pacific-Asian territories, to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements, and/or strategic acquisitions. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our operating costs and our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our common stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, and we may not be able to continue as a going concern. The Condensed Consolidate Financial Statements included in this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

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

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been our only source of revenue for the quarter ended June 30, 2022 and both Fiscal 2022 and Fiscal 2021. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

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

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). At June 30, 2022, we have recorded deferred revenue of $2,491,500. The following table presents changes in our contract liabilities for the three months ended June 30, 2022:

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	June 30, 2022
Deferred Revenue - current portion	$1,244,000	$-	$-	$1,244,000
Deferred Revenue - non-current portion	1,557,600	-	(310,100)	1,247,500
Total	$2,801,600	$-	$(310,100)	$2,491,500

For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, deferred revenue is being recognized on a straight-line basis over the period in which we expect to perform the services.

During the three months ended June 30, 2022 and 2021, we recognized $310,100 and $354,100, respectively, as revenue related to the AffaMed Agreement.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license agreement with Pherin Pharmaceuticals, Inc. (Pherin), and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligations under the AffaMed Agreement and the amortization expense has been included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. During the three months ended June 30, 2022 and 2021, we amortized $29,100 and $33,300, respectively, to general and administrative expense in recognition of the services performed under the arrangement. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the three months ended June 30, 2022.

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	June 30, 2022
Deferred Contract Acquisition Costs - current portion	$116,900	$-	$-	$116,900
Deferred Contract Acquisition Costs - non-current portion	146,400		(29,100)	117,300
Total	$263,300	$-	$(29,100)	$234,200

Research and Development Expense

Research and development expense is composed of both internal and external costs.  Internal costs include salaries and employment-related expense, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expense consists primarily of costs associated with clinical and nonclinical development of PH94B, PH10, AV-101. All such costs are charged to expense as incurred.

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by contract research organizations (CROs) and clinical trial sites. Progress payments are generally made to CROs , clinical sites, investigators and other professional service providers. We analyze the progress of clinical trials, including levels of subject enrollment, invoices received and contracted costs, when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,
	2022	2021

Research and development expense	$329,600	$240,800

General and administrative expense	627,300	349,600

Total stock-based compensation expense	$956,900	$590,400

Expense amounts reported above include $15,900 and $2,300 in research and development expense for the three months ended June 30, 2022 and 2021, respectively, and $4,900 and $2,700 in general and administrative expense for the three months ended June 30, 2022 and 2021, respectively, attributable to our ESPP.

During the three months ended June 30, 2022, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 615,000 shares of our common stock at exercise prices at the closing market price of our common stock on the date of grant primarily to newly-hired employees. The options to newly hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. We valued the options granted during the three months ended June 30, 2022 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$1.18	$0.96	to	$1.51
Exercise price per share	$1.18	$0.96	to	$1.51
Risk-free interest rate	3.02%	2.76%	to	3.23%
Expected term in years	6.08	5.79	to	6.08
Volatility	80.14%	79.14%	to	80.77%
Dividend rate	0.0%			0.0%
Shares	615,000

Fair Value per share	$0.83

During the quarter ended June 30, 2022, unvested options to purchase an aggregate of 168,749 shares of our common stock were cancelled due to employee terminations; such options were returned to the 2019 Plan to be available for future issuance. At June 30, 2022, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 19,728,390 shares of our common stock at a weighted average exercise price of $1.45 per share. At that date, there were also 6,846,156 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

Leases, Right-of-use Assets and Operating Lease Obligations

We account for our leases following the guidance of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right-of-use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right-of-use assets. Our operating lease is reflected in the Right-of-use asset – operating lease; Operating lease obligation – current portion; and Operating lease obligation – non-current portion in our Condensed Consolidated Balance Sheets.

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

Loss per Common Share

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is computed by dividing net loss increased by the accrual of dividends on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) prior to its conversion during Fiscal 2022, by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. In calculating diluted net loss attributable to common stockholders per share, we have generally not increased the denominator to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method because the result is antidilutive.

As a result of our net loss for both periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At June 30,	At March 31,	At June 30,
	2022	2022	2021

Series A Preferred stock issued and outstanding (1)	-	-	750,000

Series B Preferred stock issued and outstanding (2)	-	-	1,131,669

Series C Preferred stock issued and outstanding (3)	-	-	2,318,012

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	19,728,390	19,386,389	15,071,639

Outstanding warrants to purchase common stock	9,275,858	9,275,858	15,139,881

Total	29,004,248	28,662,247	34,411,201

(1)  Assumes exchange under the terms of the October 11, 2012  Note Exchange and Purchase Agreement, as amended.

(2)  Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock, effective May 5, 2015; excludes shares of unregistered common stock issuable in payment of dividends on Series B Preferred upon conversion. We issued 3,295,778 unregistered shares of our common stock upon conversion of the Series B Preferred in November 2021.

(3)  Assumes exchange under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, effective January 25, 2016.

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $50,101,200 and $65,094,900 held in money market funds and classified as cash equivalents at June 30, 2022 and March 31, 2022, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at June 30, 2022 or March 31, 2022.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At June 30, 2022 and March 31, 2022, we had both investor warrants and stock-based compensation warrants outstanding that were classified as equity.

Recent Accounting Pronouncements

We believe the following recent accounting pronouncement is of significance or potential significance to the Company.

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity.

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

Note 4.  Prepaid Expense and Other Current Assets

Prepaid expense and other current assets are composed of the following:

	June 30,	March 31,
	2022	2022

Clinical and nonclinical materials and contract services	$996,300	$2,139,600
Insurance	1,125,600	196,500
Receivable from CRO for cancelled project	337,900	337,900
Receivable from collaboration partner	343,900	-
All other	86,600	71,800
	$2,890,300	$2,745,800

The amount reported as receivable from CRO for cancelled project at June 30, 2022 and March 31, 2022 represents the amount of prepayments on a cancelled project net of expense incurred by the CRO prior to project cancellation and was refunded to us in July 2022. The amount reported as receivable from collaboration partner at June 30, 2022 represents payments we made to two CROs for project and clinical trial services on behalf of our collaboration partner. Our collaboration partner has not reimbursed us for these amounts as of the date of this Report.

Note 5. Property and Equipment

Property and equipment is composed of the following:

	June 30,	March 31,
	2022	2022

Laboratory equipment	$1,356,400	$1,181,300
Tenant improvements	214,400	214,400
Office furniture and equipment	72,100	76,200
Manufacturing equipment	211,200	211,200
	1,854,100	1,683,100

Accumulated depreciation and amortization	(1,286,500)	(1,268,800)
Property and equipment, net	$567,600	$414,300

We recorded depreciation and amortization expense of $32,300 and $34,500 for the three-month periods ended June 30, 2022 and 2021, respectively. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	June 30,	March 31,
	2022	2022

Office equipment subject to financing lease	$10,600	$14,700
Accumulated depreciation	(500)	(14,700)

Net book value of office equipment subject to financing lease	$10,100	$-

The fully-depreciated office equipment reported at March 31, 2022 was subject to a lease that expired in January 2022. That equipment was replaced subject to a new lease in April 2022. The new lease requires a monthly payment of approximately $200 through June 2027.

Note 6.  Accrued Expense

Accrued expense is composed of the following:

	June 30,	March 31,
	2022	2022

Accrued expenses for clinical and nonclinical materials, development and contract services	$453,200	$1,070,800
Accrued compensation	240,700	66,200
Accrued professional services	28,000	159,500
All other	5,400	32,700
	$727,300	$1,329,200

Note 7. Note Payable

The following table summarizes our outstanding notes payable at June 30, 2022 and March 31, 2022.

	June 30, 2022			March 31, 2022
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

3.88% Note payable to insurance premium financing company (current)	$1,037,800	$-	$1,037,800	$-	$-	$-

In May 2022, we executed a 3.88% promissory note in the principal amount of $1,139,700 in connection with certain insurance policy premiums. The note is payable in monthly installments of $105,600, including principal and interest, through April 2023.

Note 8.  Capital Stock

ATM Agreement

In May 2021, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million (the Shares) through Jefferies. In transactions occurring during September and October 2021, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the ATM from October 2, 2021 through the date of this Report.

We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and March 31, 2022, we incurred legal fees and accounting expenses aggregating approximately $276,500 in connection with the Sales Agreement. During the quarter ended June 30, 2022, we incurred additional legal fees and accounting expenses aggregating $59,400 related to the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises and ESPP Purchases

During the quarter ended June 30, 2022, the holder of an outstanding stock option exercised such option to purchase 100,000 shares of our common stock and we received cash proceeds of $100,000. During the quarter ended June 30, 2021, holders of an aggregate of 141,449 shares of our common stock exercised such options and we received cash proceeds of $12,900. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 98,328 shares of our common stock pursuant to the exercises. On June 30, 2022, our ESPP completed a purchase period pursuant to which we issued 75,000 shares of our registered common stock and received proceeds of $56,100. On June 30, 2021, our ESPP completed a purchase period pursuant to which we issued 16,251 shares of common stock and received proceeds of $31,600.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of June 30, 2022 and March 31, 2022. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at June 30, 2022 is $1.47 per share.

		Warrants
		Exercisable and
Exercise		Outstanding at
Price	Expiration	June 30, 2022 and
per Share	Date	March 31, 2022

$0.50	12/9/2022	1,000,000
$0.73	7/25/2025	370,544
$0.805	12/31/2022	76,859
$1.50	12/13/2022	6,789,243
$1.70	10/5/2022	12,162
$1.82	3/7/2023	880,050
$7.00	3/3/2023	147,000
		9,275,858

In May 2020, we filed a Registration Statement on Form S-3 covering the resale of the shares underlying substantially all of the currently outstanding warrants (the Warrant Registration Statement), except those having an exercise price of $7.00 per share. The SEC declared the Warrant Registration Statement effective on May 13, 2020. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with an independent member of our Board to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date. The agreement continued throughout the quarter ended June 30, 2022, during which we also recorded expense of $45,000, of which $15,000 was included in accounts payable at June 30, 2022. We did not have any related party transactions in the quarter ended June 30, 2021.

Note 10. Commitments and Contingencies

We lease our headquarters office and laboratory space in South San Francisco, California under the terms of a lease that was set to expire on July 31, 2022, but which provided an option to renew for an additional five years at then-current market rates. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease for the period from August 2022 through July 2027 was reasonably probable at the time we adopted ASC 842. On October 14, 2021, we entered into an amendment to the lease (the Lease Amendment), pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. Consistent with our adoption of ASC 842, beginning April 1, 2019, we recorded this lease in our Consolidated Balance Sheet as an operating lease. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet:

	As of June 30, 2022	As of March 31, 2022
Assets
Right of use asset – operating lease	$2,565,000	$2,662,000

Liabilities
Current operating lease obligation	$442,600	$433,300
Non-current operating lease obligation	2,491,200	2,605,400
Total operating lease liability	$2,933,800	$3,038,700

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2022	June 30, 2021
Operating lease cost	$197,200	$235,700

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2023 (remaining nine months)	$507,000
2024	689,500
2025	710,200
2026	731,500
2027	753,500
Thereafter	253,600
Total lease expense	3,645,300
Less imputed interest	(711,500)
Present value of operating lease liabilities	$2,933,800

The remaining lease term, which does not include the optional five-year extension at the expiration of the lease period ending July 31, 2027, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of June 30, 2022
Assumed remaining lease term in years	5.08
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$205,000	$225,900

During the three months ended June 30, 2022, we did not record any new right of use assets arising from new operating lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 in each of the three-month periods ended June 30, 2022 and 2021 attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

On June 24, 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc. (EverInsight ). Subsequent to entering into this agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc. (AffaMed), which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight as AffaMed and our June 2020 license and collaboration agreement as the AffaMed Agreement. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the U.S. and throughout the rest of the world.

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a “best efforts” basis, with no guarantee of success. AffaMed has the option to participate in a Phase 3 clinical trial of PH94B involving all or a portion of the Territory and will be responsible for a portion of the costs of such a trial, if conducted. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

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

During the three months ended June 30, 2022 and 2021, we recognized $310,100 and $354,100, respectively, as sublicense revenue under the AffaMed Agreement. At June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $2,491,500 which will be recognized as revenue as the services are completed. Significant management judgment is required to determine the level of effort attributable to the AffaMed Agreement and the period over which we expect to complete our performance obligations under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. At June 30, 2022, we estimated that we would complete our performance obligations during mid-calendar 2024. We are currently assessing the impact on completion of our performance obligations in light of the results of PALISADE-1, which did not achieve its primary efficacy endpoint, and the impending interim analysis of PALISADE-2. We will adjust our estimates, as necessary, in subsequent periods as we obtain more definitive information on which to base our projections.

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

Note 12.  Subsequent Events

We have evaluated subsequent events through the date of this Report and have identified the following matters requiring disclosure:

Grant of Options from 2019 Plan

From July 1, 2022 through the date of this Report, we have granted options to purchase 257,000 shares of our common stock under the terms of our 2019 Plan to two newly-hired employees and to a consultant. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of ten years and the new employee grants vest 25% on the first anniversary of the grant date and ratably on a monthly basis for three years thereafter and the consultant grant vests 25% upon grant with the balance vesting ratably monthly over a period of one year.

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

Business Overview

We are a late clinical-stage, biopharmaceutical company striving to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are focused on developing and commercializing innovative therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than products that are currently approved by the U.S. Food and Drug Administration (FDA). Each of our drug candidates has a differentiated potential mechanism of action (MOA), has been well-tolerated in all clinical studies to date, and may have therapeutic potential in multiple CNS indications. Our goal is to become a biopharmaceutical company that develops and commercializes innovative CNS therapies for highly prevalent neuropsychiatric and neurological indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our clinical-stage candidates belong primarily to a new class of neuroactive steroids known as pherines, which are odorless, tasteless and active on chemosensory neurons in the nasal passages . They have the potential to treat multiple anxiety and depression disorders without systemic uptake and without direct activation of GABA-A receptors or other CNS neurons in the brain, in distinct contrast to the mechanism of action of benzodiazepines, for example, which typically are taken orally, require systemic uptake and directly modulate GABA-A receptors.

Our most advanced product candidate, PH94B, is currently being evaluated as a potential treatment of multiple anxiety disorders, including for adults with social anxiety disorder (SAD). On July 22, 2022, we announced that PALISADE-1, our single administration assessment Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD did not achieve its primary efficacy endpoint. PH94B’s safety profile in the study was favorable and consistent with all prior clinical studies to date. As discussed below, as of the date of this Report, we have paused enrollment in PALISADE-2, our replicate Phase 3 clinical trial in SAD, while an independent third-party conducts an interim data analysis of the study based on  subjects randomized to date. When the interim analysis is complete, we will assess the results and determine next steps with respect to the study.

In addition, in August 2022 we opted to end recruitment and enrollment in the PALISADE Open-Label Safety Study (PALISADE OLS), a multiple-use, multiple-assessment long-term safety study of PH94B for the treatment of SAD. Preliminary data from the PALISADE OLS appears to support functional improvement and reduction of severity of SAD after use of PH94B on an as-needed basis over an extended exposure period when measured using the Liebowitz Social Anxiety Scale (LSAS). The LSAS is a well-established 24-item questionnaire, developed in 1987 by Dr. Michael Liebowitz, while a Professor of Psychiatry at Columbia University. The LSAS is commonly used to assess the range of social interaction and performance situations feared by a patient in order to assist in the diagnosis of SAD and was the primary efficacy endpoint supporting the approval of the three antidepressants currently approved by the FDA for treatment of SAD.

We remain steadfast in our commitment to changing the trajectory of mental health care and in the potential of our drug candidates to achieve our mission. As to PH94B in SAD, we believe the combination of the overall safety profile of PH94B in studies to date, data from two Phase 2 clinical studies of PH94B in SAD, and emerging preliminary LSAS data from our PALISADE OLS study indicate a potential for SAD patients to achieve cumulative functional improvement with longer uses of PH94B, while still being used acutely, as-needed. Accordingly, in parallel with the conduct of the independent third-party interim analysis of PALISADE 2, we are preparing to meet with the U.S. Food and Drug Administration (FDA) to discuss potential next steps for late-stage clinical development of PH94B as a potential treatment for SAD, including assessing PH94B’s therapeutic potential to achieve cumulative functional improvement over multiple uses during an extended exposure period.

A further description of PH94B and our other product candidates, as well as our clinical and non-clinical development programs is below.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class synthetic investigational pherine nasal spray designed with a novel rapid-onset MOA that regulates the olfactory-amygdala neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. PH94B is administered intranasally in low microgram doses, and is intended to be used as needed by a person with SAD before an anxiety provoking event, similar to the use of a rescue inhaler before a predictable asthma attack. The proposed MOA of PH94B is fundamentally differentiated from all currently approved anti-anxiety medications, including the antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. The MOA for PH94B does not involve systemic uptake, direct activation of GABA-A receptors in the brain, or binding to neuronal receptors in the CNS. Rather, when administered intranasally, PH94B binds to chemosensory neurons in the nose that activate neural circuits involving olfactory bulb neurons and the limbic amygdala, a region in the brain that is involved in the pathophysiology of SAD and potentially other anxiety and mood disorders.

We are currently evaluating PH94B for the potential treatment of multiple anxiety disorders, including for adults with SAD and for adults experiencing Adjustment Disorder with Anxiety (AjDA).  Both pre-clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, reducing the risk of side effects and other safety concerns such as abuse potential associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

SAD Phase 1 Studies

Phase 1 Autonomic System Biomarker Study

Pherines such as PH94B appear to modulate the activity of the limbic-hypothalamic autonomic nervous system. To evaluate the pharmacodynamic activity of PH94B, a single-blind, randomized study (n =16) was performed to compare the effect of PH94B and steroidal hormones (estradiol, progesterone, cortisol, and testosterone) on the electrogram recorded from the mucosal lining of the vomeronasal organ (VNO) nasal chemosensory epithelium (including the VNO pit area) and autonomic nervous system function in healthy male (n = 8) and female (n = 8) subjects.  Intranasal administration of PH94B (400 ng 0.4 µg) significantly increased the amplitude of the electrogram, decreased cardiac and respiratory frequency rate (within physiologic range), and decreased the frequency of electrodermal activity (skin conductance) events. Local intranasal application of steroidal hormones, estradiol, progesterone, cortisol, and testosterone (400 ng 0.4 µg each), had no significant effect on the electrical response of the mucosal lining of the nasal chemosensory epithelium (including the VNO pit area) or the measures of autonomic nervous system function. Volunteers felt calmer and less tense per self-report, suggesting an anxiolytic effect. We believe these results demonstrate the biological activity of PH94B and provide support for evaluating potential behavioral changes after intranasal PH94B administration.

Phase 1 Dose Response Study

In a Phase 1 dose response pharmacology study, the increased electrical activity of the nasal chemosensory epithelium electrogram of nasal receptors (EGNR) was shown to be dose dependent and similar in both male and female healthy volunteers after receiving ascending doses of PH94B. Maximal EGNR amplitude was achieved at the 3.2 μg dose in both men (n=10) and women (n=10), and no significant increase was seen at higher doses (6.4 μg and 12.8 μg).

SAD Phase 2 Studies

Positive Results in Public Speaking and Social Interaction-Induced Stressors in a Clinical Setting

Phase 2 development of PH94B began with a two-part public speaking and social interaction challenge study. In this randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91) conducted at three clinical sites, 91 adult female subjects diagnosed with SAD underwent a placebo baseline period followed a week later by a randomized treatment period and intranasal administration of 1.6 μg of PH94B. PH94B (1.6 μg) was administered intranasally 15 minutes prior to both a performance challenge (public speaking) and a social interaction challenge simulation, which took place at the clinical sites. The two challenges were separated by a 30-minute rest period. The primary outcome measure was the Subjective Units of Distress Scale (SUDS). Peer-reviewed results published in the American Journal of Psychiatry (Monti, et al., Am. J. Psychiatry (2014) 171:675-682) showed statistically significant results for reducing anxiety during a public speaking performance and during social interactions in a clinical setting. During the public speaking challenge, subjects randomized to treatment with PH94B (n = 45) showed a 26.7-point improvement in mean SUDS scores following the treatment visit with PH94B as compared to the SUDS scores during the baseline visit (placebo treatment). In comparison, subjects randomized to treatment with placebo (n = 46) showed an improvement of only 14.0 points in mean SUDS scores compared to baseline. The PH94B treatment group’s improvement in the public speaking challenge significantly exceeded that of the placebo group’s improvement (t = 3.16, p = 0.002).

Positive Results in SAD Outpatients

PH94B is designed with the potential to lower anxiety acutely, on an as-needed basis, and to achieve cumulative functional improvement with continued use. Accordingly, the protocol for a subsequent randomized, double-blind, placebo-controlled multiple administration assessment Phase 2 crossover study (n=22) involving both adult males (n =11) and females (n=11), required subjects to self-administer PH94B or placebo nasal spray in an outpatient setting (i.e., not in a clinical environment) acutely, on an as-needed basis, just prior to an anxiety-provoking situation, up to four times a day, for two weeks. The primary efficacy measure in the study was the SUDS and the secondary efficacy measure was the LSAS. Dr. Michael Liebowitz, the innovator of the LSAS, was the Principal Investigator of this study.

The change from baseline SUDS scores was significantly greater for all subjects while taking PH94B compared with the placebo group. The average change from baseline SUDS score was 15.6 points for all subjects while on PH94B and was 8.3 points while on placebo (paired t-test = 3.09; p = 0.006; effect size 0.658). During the first two weeks of treatment, subjects who received PH94B first dropped an average of 23 points in LSAS score, while those who received placebo first dropped only eight points on average, showing a trend difference (p = 0.07) with a large effect size of 0.812.

Looking at only the first two weeks of treatment, subjects who received PH94B first had a significantly greater decrease in their avoidance score on the LSAS than those who received placebo first (p = 0.02, Cohen’s d = 1.078). A large effect size (0.78) and trend to significance (p = 0.083) in favor of PH94B also was observed when comparing overall the Clinical Global Impression (CGI) score means for PH94B and placebo during the first two weeks of treatment. Patient Global Impression of Change (PGI-C) ratings also showed improvement for PH94B after two weeks of treatment (p = 0.024).

No drug-related serious adverse events (SAEs) were reported during the study. All adverse events (AEs) were mild or moderate and the frequencies of their occurrence did not differ meaningfully between active and placebo treatments.

We believe this multiple-administration assessment Phase 2 study conducted outside a clinical environment indicates the potential for cumulative functional improvement with longer use of PH94B, while still being used acutely, as-needed, as subjects are increasingly able to engage in previously difficult social and performance situations in their daily lives with less anxiety.

SAD PALISADE Phase 3 Program (PALISADE-1, PALISADE-2 and PALISADE OLS)

On July 22, 2022, we announced that PALISADE-1, our single administration assessment Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD did not achieve its primary endpoint, as measured by change from baseline using the SUDS as compared to placebo. The study involved self-administration of a single dose of PH94B by subjects randomized to the treatment arm of the study prior to a public speaking challenge, which was conducted in a clinical setting. As we continue to evaluate the topline results from PALISADE-1, we have paused recruitment and enrollment in PALISADE-2, a replicate study of PALISADE-1, while an independent third-party biostatistician conducts an interim analysis of available data from subjects randomized in PALISADE-2 to date. Although PALISADE-1 did not meet its primary efficacy endpoint, the safety and tolerability of PH94B in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials.

We have also opted to end recruitment and enrollment in the PALISADE OLS study of PH94B to assess potential cumulative functional improvement as measured by the LSAS from preliminary data (not published) involving nearly 200 subjects enrolled in the study who have used PH94B acutely, as needed, multiple times over multiple different periods of time. As noted above, we believe preliminary data from the PALISADE OLS study of PH94B are encouraging and suggest that continued as-needed use of PH94B has potential to achieve cumulative functional improvement in the severity of SAD when measured with the LSAS. In addition, to date in the PALISADE OLS, we believe PH94B's safety profile has been favorable and consistent with reported results from all previous clinical trials.

As noted above, taking into consideration the results of PALISADE-1, and as we await the interim analysis of PALISADE-2, we believe the combination of the overall safety profile of PH94B in studies to date, data from two Phase 2 clinical studies of PH94B in SAD, and emerging preliminary LSAS data from our PALISADE OLS study indicate a potential for SAD patients to achieve cumulative functional improvement with longer uses of PH94B, while still being used acutely, as-needed. Accordingly, while the the independent third-party biostatistician conducts the interim analysis of PALISADE 2, we are preparing to meet with the FDA to discuss potential next steps for late-stage clinical development of PH94B as a potential treatment for SAD, including assessing PH94B’s therapeutic potential to achieve cumulative functional improvement over multiple uses during an extended exposure period. After the results of the interim analysis are available to us, we plan to meet with the FDA and pursue consensus on clearly defined path forward for further Phase 3 development of PH94B in SAD.

Exploratory Phase 2A Development for AjDA and Future Development Opportunities

Our exploratory Phase 2A clinical study of PH94B to assess the therapeutic potential of PH94B in adults experiencing Adjustment Disorder with Anxiety (AjDA) is ongoing. Adjustment Disorder (AjD) refers to a maladaptive emotional or behavioral response to an identifiable stressor. AjD occurs within three months of exposure to the stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Current pharmacological treatments for AjDA vary widely and include antidepressants (SSRIs and SNRIs), benzodiazepines, buspirone and natural products such as cannabidiol.  Our randomized, double-blind, placebo-controlled exploratory Phase 2A study in AjDA involves daily use of PH94B in an outpatient setting for 28 days.

We plan to assess additional potential development opportunities involving PH94B, for both potential acute and continued use in the treatment of other anxiety-related disorders, including procedural anxiety, post-traumatic stress disorder, postpartum anxiety and panic disorder.

PH10 Nasal Spray

PH10 is an investigational pherine nasal spray with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory cells in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10’s proposed MOA involves binding to peripheral chemosensory neurons in the nasal passages to regulate the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake to produce rapid-onset of antidepressant effects.

In a small (n=30) exploratory randomized, double-blind, placebo-controlled parallel design Phase 2A in major depressive disorder (MDD) conducted in Mexico, at a 6.4 μg dose administered intranasally twice daily for 8 weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p = 0.022). PH10 was well-tolerated and did not cause psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT.. Our planned U.S. Phase 1/2B clinical program for PH10 is designed to evaluate its potential as a fast-acting stand-alone treatment for MDD. We are currently preparing our U.S. Investigational New Drug (IND) application to enable clinical development of PH10 in the U.S. . We are planning to initiate a small Phase 1 study of PH10 in the U.S. before the end of calendar 2022 to facilitate potential Phase 2B development of PH10 in the U.S. for treatment of MDD beginning in calendar 2023.  We may also have potential opportunities to develop PH10 for other depression-related disorders.

AV-101

AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in the Company’s studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns, unlike other modulators of the NMDAR. Based on observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has the potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are presently conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid.

The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem), is our wholly owned subsidiary. For the relevant periods, our Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada which was dissolved in June 2022.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on June 23, 2022, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, PH94B and PH10, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. During calendar 2021 and to date in calendar 2022, we allocated significant resources to our PALISADE Phase 3 Program evaluating PH94B for the acute treatment of anxiety in adults with SAD, and we conducted, and are continuing to conduct, various preclinical studies and manufacturing activities intended to enable submission of our U.S. IND for PH10 in MDD and initiation of a small Phase 1 clinical study of PH10 to facilitate potential Phase 2B clinical development of PH10 in the U.S. as a stand-alone treatment for MDD. With respect to AV-101, our current focus is evaluating AV-101 in combination with probenecid which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. We have continuing initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies, with the corollary initiatives of recruiting and retaining personnel and raising working capital. At June 30, 2022, we had an accumulated deficit of approximately $287.4 million. Our net loss for the quarters ended June 30, 2022 and 2021 was approximately $19.8 million and $7.7 million, respectively, and for the fiscal years ended March 31, 2022 (Fiscal 2022) and 2021 (Fiscal 2021) was approximately $47.8 million and $17.9 million, respectively. We expect losses to continue for the foreseeable future, primarily as we engage in further research, development and regulatory activities related to PH94B, PH10 and AV-101.

Summary of the Three Months Ended June 30, 2022

Throughout Fiscal 2022 and through the date of this Report, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) advancing our Phase 2A clinical study of PH94B in adults experiencing AjDA, (iii) initiating a small Phase 1 study of PH10 in the U.S. to facilitate potential Phase 2B development as a stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid to assess potential opportunities to develop the combination for treatment of certain CNS indications.

We initiated our PALISADE Phase 3 Program for PH94B in SAD with the commencement of PALISADE-1 in May 2021 and PALISADE-2 in August 2021. During Fiscal 2022, we also initiated the PALISADE OLS and advanced our Phase 2A clinical study of PH94B in adults experiencing AjDA. We achieved last patient out of PALISADE-1 in June 2022 and commenced analysis of the data generated throughout the study. As noted above, in July 2022 we determined that PALISADE-1 did not achieve its primary efficacy endpoint. Accordingly, we are actively investigating, on multiple fronts, potential contributors to that outcome. As noted above, we have paused recruitment and enrollment of PALISADE-2 while we engage an independent third-party statistician to conduct an interim assessment of data currently available from randomized subjects in that study. The results of that interim assessment will help guide near-term activities related to both PALISADE-2 and future clinical trials of PH94B in SAD and/or other anxiety indications. In addition, we ended enrollment in our PALISADE OLS and are assessing preliminary data from the study that we believe supports continued late-stage clinical development of PH94B as a potential treatment for SAD in a manner consistent with both data observed in Phase 2 development of PH94B in SAD,  i.e., with multiple assessments of PH94B’s potential efficacy, as compared to placebo, when used acutely, as-needed, over an extended period of time in an outpatient setting, rather than a single administration assessment in an anxiety-provoking public speaking challenge conducted in a clinical setting.

Beginning in the fourth quarter of Fiscal 2021, throughout Fiscal 2022, and continuing through the date of this Report, we have expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, clinical research, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, commercial operations, legal, contracts and corporate affairs, development operations, and investor and public relations.

Throughout Fiscal 2021 and Fiscal 2022 and through the date of this Report, strains of SARS-CoV-2, commonly referred to as COVID-19 and multiple variants of the virus, have spread globally and the outbreak has been declared a pandemic by the World Health Organization and a public health emergency in the U.S. by the U.S. Secretary of Health and Human Services. Operations at our headquarters in South San Francisco were significantly curtailed during Fiscal 2021 and the first half of Fiscal 2022, and, to some extent, periodically thereafter, while state and local restrictions required remote working conditions. Most of our employee additions since Fiscal 2021 are geographically located away from our headquarters facility in South San Francisco and routinely work remotely. Our employees have worked efficiently and productively while remotely-located and working from home whether as a result of the COVID-19 pandemic or otherwise. From time to time during the COVID-19 pandemic, however, the efficiency and productivity of certain preclinical and clinical development programs and our third-party collaborators, including, among others, contract research and development organizations (CROs), contract manufacturing organizations (CMOs) and other third-party service providers have been, and may be in the future, impacted by prevailing surges in the spread of variants of COVID-19, such as spreads induced by the Delta and Omicron variants and their sub-variants during Fiscal 2021, Fiscal 2022 and thereafter, shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. From time to time since the beginning of the COVID-19 pandemic, we have experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of PH94B and PH10, as well as temporary disruptions in the availability of third-party personnel and others involved in the conduct of our preclinical and clinical programs. Future unexpected delays may result in a significant, material delay or disruption to our current clinical and nonclinical development plans, programs, and operations.

We did not complete any capital-raising or other significant financing activities during the quarter ended June 30, 2022. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any shares under the ATM from October 2, 2021 through the date of this Report.

Given the results of PALISADE-1, we are carefully monitoring our cash resources and critically evaluating our internal and external research and development and general and administrative expenditures, which includes pausing recruitment and enrollment in PALISADE-2, ending enrollment in our PALISADE OLS, deferring multiple potential NDA-enabling nonclinical development and manufacturing activities of PH94B and pausing a substantial portion of PH94B pre-commercialization initiatives pending further assessment of the results of PALISADE-1 and assessment of the independent third-party interim analysis of PALISADE-2.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021 (amounts in thousands).

	Three Months Ended June 30,
	2022	2021

Sublicense revenue	$310	$354
Operating expenses:
Research and development	15,291	5,457
General and administrative	4,792	2,643
Total operating expenses	20,083	8,100

Loss from operations	(19,773)	(7,746)

Interest income, net	2	5

Loss before income taxes	(19,771)	(7,741)
Income taxes	(5)	(3)

Net loss	(19,776)	(7,744)
Accrued dividends on Series B Preferred Stock	-	(362)
Net loss attributable to common stockholders	$(19,776)	$(8,106)

Revenue

We recognized $310,100 in sublicense revenue pursuant to the AffaMed Agreement in the quarter ended June 30, 2022, compared to $354,100 in the quarter ended June 30, 2021. As described more completely in Note 11, Sublicensing and Collaboration Agreements, to our Condensed Consolidated Financial Statements in Part I of this Report (Note 11), on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We expect to recognize an aggregate of approximately $2.5 million in revenue pursuant to this payment in future periods during our current fiscal year and thereafter, as described in Note 11. However, we are currently assessing the impact on completion of our performance obligations in light of the results of the PALISADE-1. We will adjust our estimates, as necessary, in subsequent periods as we obtain more definitive information on which to base our projections. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by $9.8 million, from $5.5 million for the quarter ended June 30, 2021 to $15.3 million for the quarter ended June 30, 2022. Expense related to conducting our PALISADE Phase 3 Program for PH94B, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the PH94B Phase 2 Study in AjDA, as well as nonclinical development and outsourced manufacturing activities for both PH94B and PH10, accounted for the increased expenses of approximately $9.1 million during the quarter ended June 30, 2022 in relation to the comparable quarter in the prior year. As a result of pausing recruitment and enrollment in PALISADE-2, ending enrollment in the PALISADE OLS study and deferring certain previously projected NDA-enabling nonclinical and clinical development of PH94B subsequent to June 30, 2022, we expect R&D expense to decrease in subsequent periods, as compared to the period ended June 30, 2022.

Salaries and benefits expense for the quarter ended June 30, 2022 increased by approximately $345,000 versus the comparable prior-year quarter primarily due to the hiring of additional regulatory, clinical, CMC and data management personnel partially offset by a reduction in the accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during the 2022 calendar year versus the 2021 calendar year. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $353,000 and $267,000 for the quarters ended June 30, 2022 and 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2022	2021

Salaries and benefits	$1,652	$1,307
Stock-based compensation	330	241
Consulting and other professional services	271	135
Clinical and nonclinical studies and development expenses:
PH94B and PH10	12,585	3,439
AV-101	248	160
All other	16	-
	12,849	3,599
Rent	130	153
Depreciation	18	20
All other	41	2
Total Research and Development Expense	$15,291	$5,457

The increase in salaries and benefits expense for the quarter ended June 30, 2022 primarily reflects the addition of eleven additional management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs during the period from July 2021 through June 2022. Also contributing to the increase is the impact of salary increases effective in January 2022 to our R&D management and staff. These increases are partially offset by a reduction of approximately $302,000 in the accrual for estimated additional compensation expense for R&D officers and employees pursuant to achievement of calendar year 2022 corporate operational objectives compared to the accrual at June 30, 2021 for achievement of calendar 2021 objectives. We are currently evaluating our salaries and benefit expense following the topline results of PALISADE-1 and the subsequent impact on other studies in our PALISADE Phase 3 development program. As of the date of this Report, we expect our R&D salary and benefit expense to remain consistent in subsequent periods.

Stock-based compensation expense for the quarter ended June 30, 2022 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since May 2019, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 have become fully vested and amortized prior to the quarter ended June 30, 2022 and the May 2019 grants became fully vested in the current quarter. Grants awarded after June 30, 2021, including those granted to new employees, account for approximately $140,000 of expense in the quarter ended June 30, 2022, offset by an expense reduction of approximately $66,000 attributable to certain options granted between May 2019 and May 2020 that became fully vested and amortized prior to or during the quarter ended June 30, 2022. ESPP expense for the quarter ended June 30, 2022 was $15,900 compared to $2,300 in the quarter ended June 30, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our PH94B and PH10 development initiatives. Expense for the quarter ended June 30, 2022 also includes nominal contract recruiting services for certain specialized R&D employee and consultant positions.

The significant increase in PH94B and PH10 clinical and nonclinical project expense during the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 is primarily due to the conduct of PALISADE-1, which began in May 2021 as the initial study in the PH94B PALISADE Phase 3 Program in SAD, compared to conducting PALISADE-1, PALISADE-2, the PALISADE OLS study and the Phase 2A clinical trial of PH94B in AjDA during the quarter ended June 30, 2022 as well as additional nonclinical and preclinical development activities for PH94B and PH10 in both periods. During the quarters ended June 30, 2022 and 2021, manufacturing, formulation, validation and analysis of sufficient quantities of drug substance and drug product for the clinical trials and other developmental requirements were significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2022 and Fiscal 2021. However, as a result of pausing of PALISADE-2 and ending enrollment in the PALISADE OLS study subsequent to June 30, 2022, we expect costs associated with our continued PH94B-related initiatives, including our Phase 2 AjDA study and other nonclinical studies of PH94B, to substantially decrease in subsequent periods. We anticipate an increase in clinical development expense associated with PH10 as we initiate U.S. Phase 1 development of PH10 to facilitate potential U.S. Phase 2B development of PH10 for treatment of MDD.  In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Expense in the quarter ended June 30, 2022 also includes the impact of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

Rent expense for both periods reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Condensed Consolidated Financial Statements in Part I of this Report, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $2.2 million to approximately $4.8 million for the quarter ended June 30, 2022, compared to approximately $2.6 million for the quarter ended June 30, 2021. Certain pre-commercialization market research studies and analyses initiated during the quarter ended June 30, 2022 in expectation of positive PALISADE-1 results contributed approximately $1.2 million to the increase.  We are currently evaluating the extent and timing of such future activities, although it is not currently anticipated that such expenditures will recur in the short term at or near the same level as expended during the quarter ended June 30, 2022.  Salary and benefits expense and stock-based compensation increased as a result of new G&A employees hired between July 2021 and June 2022 and related option grants upon employment, partially offset by a reduction in the accrual for estimated additional compensation expense resulting from the achievement of certain corporate objectives during the 2022 calendar year versus the 2021 calendar year. Insurance expense increased in the quarter ended June 30, 2022 as a result of increased coverage amounts and new coverages added to our insurance portfolio. In the quarter ended June 30, 2021, we expensed, as a noncash charge, $232,000 of deferred offering costs attributable to a previous financing arrangement that we terminated in June 2021. Noncash general and administrative expense, approximately $673,000 and $632,000 in the quarters ended June 30, 2022 and 2021, respectively, primarily reflects stock-based compensation and depreciation in 2022 and stock based compensation, depreciation, and the write-off of the deferred offering costs in 2021. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2022	2021

Salaries and benefits	$1,092	$951
Stock-based compensation	627	350
Board fees and other consulting services	150	81
Legal, accounting and other professional fees	693	474
Investor and public relations	401	136
Pre-launch marketing studies and analyses	1,301	102
Insurance	330	122
Travel expenses	19	1
Sublicense contract amortized acquisition expense	29	33
Rent and utilities	93	117
Write off of deferred offering costs	-	232
All other expenses	57	44
	$4,792	$2,643

The increase in salaries and benefits expense for the quarter ended June 30, 2022 primarily results from the full-quarter impact of the addition of our Chief Commercial Officer in May, and the additions of our Vice President, Medical Affairs in October 2021, our Vice President, Strategic Insights and Analytics in November 2021, our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022 and two other administrative employees in August 2021 and June 2022. Also contributing to the increase is the impact of salary increases effective beginning in January 2022 granted to members of our management and administrative staff. Offsetting this increase is a reduction of approximately $207,000 in the accrual at June 30, 2022 for estimated additional compensation expense for officers and administrative employees pursuant to achievement of calendar year 2022 corporate operational objectives compared to the accrual at June 30, 2021 for achievement of calendar year 2021 objectives.  As of the date of this Report, we expect our G&A salary and benefit expense to remain consistent in subsequent periods.

Stock-based compensation expense for the quarter ended June 30, 2022 reflects the amortization of option grants made to our G&A officers and staff and certain consultants since May 2019, in addition to grants to new employees as indicated above. With the exception of options granted in May 2019 and September 2019, all outstanding options granted to G&A employees and consultants prior to October 2020 have become fully vested and amortized prior to the quarter ended June 30, 2022 and the May 2019 grants became fully vested in the current quarter. Grants awarded after June 30, 2021, including those granted to new employees, account for approximately $426,000 of expense in the quarter ended June 30, 2022, offset by an expense reduction of approximately $150,000 attributable to certain options granted between May 2019 and June 2020 that became fully vested and amortized prior to or during the quarter ended June 30, 2022. ESPP expense for the quarter ended June 30, 2022 was approximately $4,900 compared to $2,700 in the quarter ended June 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for the quarter ended June 30, 2022 also include recruiting fees for certain administrative positions.

Legal, accounting and other professional fees for both periods include expenses related to routine and project-based legal services as well as accounting services related to the audit of our annual financial statements. Expense for both periods includes the cost of certain outsourced financial and accounting services and our information technology service provider. Expense in the quarter ended June 30, 2021 also included costs related to our implementation of new accounting software. Expense in both periods also includes legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, primarily in the quarter ended June 30, 2022, additional market awareness and strategic advisory and support functions and initiatives. During both years, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During both periods, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. Given the results of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for PH94B, we expect these expenditures to substantially decrease as we pause pre-commercialization initiatives pending the results of the independent third-party interim analysis of PALISADE-2.

The increase in insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic continuing throughout both Fiscal 2021 and Fiscal 2022, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, have generally occurred remotely without requiring in-person business travel by our executives. We incurred nominal travel expense in the quarter ended June 30, 2022 for attendance at seminars, and for vendor audits, clinical trial site visits and certain investor-focused events, as conditions have permitted.

Rent expense for both periods reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Condensed Consolidated Financial Statements in Part I of this Report, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. During the quarters ended June 30, 2022 and 2021, we amortized $29,100 and $33,300, respectively, of contract acquisition costs.

In June 2021, we terminated the equity line agreement with Lincoln Park Capital. Upon termination of the agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Expense

Interest income, net totaled $2,300 for the quarter ended June 30, 2022, compared to $5,100 for the quarter ended June 30, 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2022	2021

Interest income	$6	$5
Interest expense on financing lease and insurance premium financing note	(4)	-

Interest income, net	$2	$5

For the quarters ended June 30, 2022 and 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Interest expense for the quarter ended June 30, 2022 relates to interest paid on the insurance premium financing note and in both periods on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in February 2021 or February 2022 or in May 2021.

We recognized approximately $361,800 during the quarter ended June 30, 2021 attributable to the 10% cumulative dividend accrued on then-outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Condensed Consolidated Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.4 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have been the primary sources of our liquidity during Fiscal 2022 and in our current fiscal year. During the quarter ended June 30, 2022, we received approximately $156,100 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Ownership Program (the ESPP).

We had cash and cash equivalents of approximately $52.0 million at June 30, 2022, which we believe is sufficient to fund our planned operations for at least the twelve months following the issuance of these financial statements, and indicating our ability to continue as a going concern. We are continuing to evaluate our cash resources given the results of PALISADE-1 and our decisions to (i) pause recruitment and enrollment in PALISADE-2 pending our assessment of an independent third-party interim analysis of current data from subjects randomized in PALISADE-2 to date, and (ii) ending enrollment in the PALISADE OLS study of PH94B. We are also evaluating the resulting implications for the conduct and timing of other clinical trials and the development, regulatory and potential commercialization initiatives for PH94B and our other product candidates. At a minimum, certain of these activities will be deferred or cancelled in the near term, which is expected to reduce the cash required to fund our operations. Moreover, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) the exercises of some or all of the currently outstanding warrants prior to their expiration, (iii) strategic licensing and development collaborations, and/or (iv) government grants and research awards. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

In addition to the potential sale our equity and/or debt securities, we may also seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs and our clinical and nonclinical programs and, when appropriate, pre-launch commercialization initiatives.

Notwithstanding the foregoing, there can be no assurance that our current strategic collaboration under the AffaMed Agreement will generate revenue from future potential milestone payments, or that future financings or other strategic collaborations will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(15,968)	$(6,173)
Net cash used in investing activities	(175)	(150)
Net cash provided by (used in) financing activities	(6)	992

Net decrease in cash and cash equivalents	(16,149)	(5,331)
Cash and cash equivalents at beginning of period	68,135	103,108
Cash and cash equivalents at end of period	$51,986	$97,777

As described above, the combination of the net proceeds we received from public offerings in Fiscal 2021, from transactions under our ATM in Fiscal 2022 and from warrant exercises in both Fiscal 2021 and Fiscal 2022, have been the primary sources of our available cash during Fiscal 2022 and in the quarter ended June 30, 2022. The increase in cash used in operations during the quarter ended June 30, 2022 reflects the continued operation of PH94B clinical trials including PALISADE-1, PALISADE-2, the PALISADE OLS, and the Phase 2 AjDA study, as well as ongoing manufacturing initiatives and other nonclinical studies of our product candidates. Additionally, during Fiscal 2022, we expanded our internal capabilities with the addition of numerous senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline. In both periods, but to a much greater extent in the quarter ended June 30, 2022, in parallel with our clinical and regulatory initiatives, and in expectation of positive results from the PALISADE Phase 3 studies, we have engaged in customary pre-commercialization analyses, modeling, planning and awareness initiatives. Given the results of the PALISADE-1 study, we are currently evaluating the extent and timing of such future activities. Cash used in investing activities in the quarter ended June 30, 2022 reflects laboratory analytical equipment acquired for our internal studies and experiments on both PH94B and PH10 and cash used in the quarter ended June 30, 2021 primarily reflects the cost of laboratory analytical equipment acquired for use by our CMO in connection with the development and production of PH94B drug product. Cash used by financing activities in the quarter ended June 30, 2022 is primarily the result of the proceeds of option exercises and the purchase of common stock under our ESPP, net of a principal payment on our insurance premium financing note and expenditures related to the ATM transaction with Jefferies and recorded as deferred offering costs. Cash provided by financing activities in the quarter ended June 30, 2021 is primarily the result of warrant exercises, net of expenditures related to the ATM transaction with Jefferies and recorded as deferred offering costs.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (SEC) on June 23, 2022, that occurred during the quarter ended June 30, 2022, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●

Failures of our current and/or future clinical studies of our product candidates, or delays in the commencement of completion of our clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

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

●	if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates;

●

the successful completion of clinical or nonclinical studies in any of our development programs may not be sufficient to cause the FDA to approve of any NDA that we may submit or cause any other agency to provide regulatory approval of any of our product candidates and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

●

the COVID-19 pandemic has had, and may continue to have, an impact on our business, including delays and potential delays in manufacturing and testing of certain drug substance and drug products, potential delays in recruitment and enrollment in our planned clinical and nonclinical studies of our product candidates and potential impact of the results of our clinical and nonclinical studies of our product candidates;

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

●

we require substantial additional financing to execute our long-term business plan, including further development and commercialization of our CNS product candidates, and to continue to operate as a going concern;

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

Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Product Development, Regulatory Approval and Commercialization

Failures of our current and/or future clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Our PALISADE-1 Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD did not achieve its primary endpoint, as measured by change from baseline using the SUDS as compared to placebo. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Failure of any of our current and/or future clinical and nonclinical trials to achieve the planned endpoints, such our PALISADE-1 Phase 3 clinical trial of PH94B, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

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

The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business.

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

Due to the emergence of variant strains of the COVID-19 virus, such as the Delta and Omicron variants, and the emergence of subvariants of the virus, such as the subvariants of Omicron, we cannot at this time accurately predict the potential future effects of the pandemic on our operations. Uncertainties remain as to the duration of the pandemic, the success of treatments and vaccines designed to combat the pandemic, and the length, scope and episodic nature of the travel restrictions and business disruptions, including business closures imposed by the governments of impacted countries and localities. The continued COVID-19 pandemic, the spread of variant and subvariant strains of the COVID-19 virus or another highly transmissible and pathogenic infectious disease may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations or those of our collaborators. The COVID-19 pandemic has impacted our business and may continue to do so as the pandemic persists. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●

Adverse impact on product development: We have faced, and may continue to face, delays and other disruptions to our ongoing development programs for PH94B, PH10 and AV-101 due to the ongoing COVID-19 pandemic, which may, in turn, have an adverse impact on the outcome of our clinical and nonclinical trials. Regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the United States and elsewhere, which may impact review and approval timelines for products in development. Although we remain invested in continuing our development programs for our current product candidates, unforeseen circumstances related to the COVID-19 pandemic may impair our ability to conduct nonclinical and clinical studies in a timely and/or effective manner.

In addition, recent medical literature has reported that the SARS-COV-2 virus, which causes COVID-19, may cause long-term and reversible olfactory dysfunction (OD) in approximately 30% of affected individuals. OD may occur in cases where the SARS-COV-2 virus damages the nasal chemosensory epithelium, a structure in the nose where the types of cells are found that respond to pherines such as PH94B and PH10. Accordingly, there is a risk that the prevalence of OD caused by COVID-19 infections may interfere with the ability of PH94B and/or PH10 to provide a therapeutic benefit, which, may, in turn, have a materially adverse impact on results of our clinical trials designed to assess the efficacy of these product candidates or a negative impact on potential future sales should either PH94B or PH10 be approved for commercialization.

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

The results of preclinical studies and early clinical trials of PH94B, PH10, AV-101 and/or our other future product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. PH94B, PH10, AV-101 or any other future product candidates in later stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through nonclinical studies and initial clinical trials, as is the case for results from our PALISADE-1 clinical trial. Many companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if our future nonclinical or clinical study of PH94B, PH10 or AV-101 fail(s) to produce positive results, the development timeline and regulatory approval and commercialization prospects for PH94B, PH10 or AV-101 and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

For example, the timing of planned clinical trials may be affected by delays caused by the ongoing COVID-19 pandemic, including potential delays in recruitment and enrollment in our planned clinical and nonclinical studies or supply chain disruptions experienced by certain of our CMOs and/or CROs. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites related to the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned clinical and/or nonclinical trials.

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of PH94B, PH10 or AV-101.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were reported in any clinical trials of any of our product candidates completed to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to PH94B, PH10 and/or AV-101, are reported in any future clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of our product candidates or could substantially increase commercialization costs and expense, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.

Failures or delays in the commencement or completion of our planned nonclinical and clinical studies of PH94B, PH10, AV-101 or other our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We will need to successfully complete at least one Phase 3 clinical trial and certain other clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of PH94B as an acute treatment of anxiety in adults with SAD, or for any other anxiety disorder such as AjDA. For PH10, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete our ongoing exploratory Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	delays due to events resulting from the ongoing COVID-19 pandemic, including potential delays in recruitment and enrollment in clinical and nonclinical studies of our product candidates;

●	the regulatory authority may deny permission to proceed with planned clinical trials or any other clinical trials we may initiate, or may place a planned or ongoing clinical trial on hold;

●	delays in filing or receiving approvals from regulatory authorities of additional INDs that may be required;

●	negative or ambiguous results from nonclinical or clinical studies;

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

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third parties for efficient execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties and inefficiencies in coordinating activities. CROs and other outside parties may:

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

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. In certain cases, including the Baylor Study and other investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We rely completely on third parties to manufacture, formulate, analyze, hold and distribute supplies of our CNS product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our CNS product candidates in the future.

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

We do not directly control the manufacturing process, or the supply or quality of materials used in the manufacturing, analysis and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials due to supply chain disruptions caused by the ongoing COVID-19 pandemic or otherwise, or successfully manufacture our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including PH94B, PH10 and AV-101 API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of PH94B, PH10 and AV-101 for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

Currently, management is unaware of any FDA-approved rapid-onset, acute treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as PH94B. Also, management is currently unaware of any FDA-approved oral treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered PH10 or our orally administered AV-101 in combination with probenecid. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other CNS indications for which PH10 or AV-101 in combination with probenecid may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD.

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

Although we maintain workers' compensation insurance to cover us for costs and expense we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Risks Related to Our Financial Position

We have incurred significant net losses since inception, and we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $19.8 million and $7.7 million for the quarters ended June 30, 2022 and 2021, respectively, and $47.8 million and $17.9 million during our fiscal years ended March 31, 2022 and 2021, respectively. At June 30, 2022, we had an accumulated deficit of approximately $287.4 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2022 as a result of the uncertainty of our ability to continue as a going concern. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expense, including medical education, sales and marketing expense. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through June 30, 2022, we have generated approximately $23.0 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, a substantial portion of which remains recorded as deferred revenue at June 30, 2022, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Since 2019, we have expended a considerable portion of our resources for research, clinical development, manufacturing and regulatory expense related to PH94B, including costs related to the PALISADE Phase 3 Program, as well as for research and development of methods and processes relating to the production of PH10 API and drug product and U.S. IND-enabling preclinical studies involving PH10. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing PH94B, PH10 and AV-101 on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing PH94B and our other product candidates, should the FDA approve any of such product candidates for sale.

Although we had cash and cash equivalents of approximately $52.0 million at June 30, 2022, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) continue to advance our opportunities to explore PH94B’s therapeutic potential beyond SAD in a series of small clinical and nonclinical studies, (ii) complete clinical, if any, and nonclinical preparations to initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iii) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to better understand opportunities to explore its therapeutic potential in certain neurological disorders, and (iv) conduct various nonclinical studies involving PH94B, PH10 and AV-101.

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

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations, and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners in certain territories, including the U.S., or at an earlier stage than otherwise would be desirable or aligned with our business plan, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As of March 31, 2022, we had federal and state net operating loss carryforwards of approximately $182.2 million and $65.5 million, respectively, which have begun to expire in fiscal 2022 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of prior or future offerings of our debt and/or equity securities, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us could have a material adverse effect on our results of operations in future years. We have not yet completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

General Company-Related Risks

If we fail to retain and attract senior management and key scientific personnel, we may be unable to successfully produce, develop and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, and Chief Commercial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 38 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems following our change in business plans as a result of the negative results of our PALISADE-1 clinical trial or in the future. Competition for qualified personnel in the pharmaceuticals field is intense, and we may not be able to attract and retain quality personnel on acceptable terms.

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

The last reported price of our common stock on August 10, 2022, as reported on the Nasdaq Capital Market, was $0.17 per share, which amount is below the minimum bid price of $1.00 per share required under listing rules of the Nasdaq Stock Market (Nasdaq). No assurance can be given that we will meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our drug development programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future sales and issuances of a substantial number of shares of our common stock in the public market or the perception that any such sales and issuances are occurring or might occur, could significantly reduce the market price for our common stock and impair our ability to raise adequate capital through the sale of equity securities.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, however this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description

10.1*	Indemnification Agreement, dated May 13, 2022, by and between VistaGen Therapeutics, Inc. and Reid G. Adler J.D., filed herewith.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: August 11, 2022