Form 10-Q
period 2022-09-30
VistaGen Therapeutics, Inc.
filed 2022-11-10
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, 206,836,345 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

Vistagen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2022	2022
	(unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$35,287,200	$68,135,300
Prepaid expenses and other current assets	1,559,600	2,745,800
Deferred contract acquisition costs - current portion	67,000	116,900
Total current assets	36,913,800	70,998,000
Property and equipment, net	558,800	414,300
Right-of-use asset - operating lease	2,465,700	2,662,000
Deferred offering costs	411,400	321,800
Deferred contract acquisition costs - non-current portion	251,100	146,400
Security deposits	100,900	100,900
Total assets	$40,701,700	$74,643,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,957,800	$2,758,600
Accrued expenses	1,188,300	1,329,200
Notes payable	730,000	-
Deferred revenue - current portion	712,300	1,244,000
Operating lease obligation - current portion	455,500	433,300
Financing lease obligation - current portion	1,500	-
Total current liabilities	6,045,400	5,765,100

Non-current liabilities:
Deferred revenue - non-current portion	2,671,800	1,557,600
Operating lease obligation - non-current portion	2,371,200	2,605,400
Financing lease obligation - non-current portion	8,300	-
Total non-current liabilities	5,051,300	4,163,000
Total liabilities	11,096,700	9,928,100

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and March 31, 2022: no shares outstanding at September 30, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2022 and March 31, 2022; 206,972,010 and 206,676,620 shares issued at September 30, 2022 and March 31, 2022, respectively	207,000	206,700
Additional paid-in capital	338,229,600	336,080,700
Treasury stock, at cost, 135,665 shares of common stock held at September 30, 2022 and March 31, 2022	(3,968,100)	(3,968,100)
Accumulated deficit	(304,863,500)	(267,604,000)
Total stockholders’ equity	29,605,000	64,715,300
Total liabilities and stockholders’ equity	$40,701,700	$74,643,400

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Dollars, except share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Sublicense revenue	$(892,500)	$358,000	$(582,500)	$712,100
Total revenues	(892,500)	358,000	(582,500)	712,100
Operating expenses:
Research and development	12,894,500	9,936,300	28,185,800	15,393,500
General and administrative	3,702,300	3,221,200	8,494,100	5,864,300
Total operating expenses	16,596,800	13,157,500	36,679,900	21,257,800
Loss from operations	(17,489,300)	(12,799,500)	(37,262,400)	(20,545,700)
Other income, net:
Interest income, net	6,100	5,100	8,400	10,200
Loss before income taxes	(17,483,200)	(12,794,400)	(37,254,000)	(20,535,500)
Income taxes	-	-	(5,500)	(3,400)
Net loss and comprehensive loss	$(17,483,200)	$(12,794,400)	(37,259,500)	(20,538,900)

Accrued dividend on Series B Preferred stock	-	(375,200)	-	(737,000)

Net loss attributable to common stockholders	$(17,483,200)	$(13,169,600)	$(37,259,500)	$(21,275,900)

Basic and diluted net loss attributable to common stockholders per common share	$(0.08)	$(0.07)	$(0.18)	$(0.11)
Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	206,811,249	193,227,841	206,704,573	191,585,026

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,259,500)	$(20,538,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,600	71,200
Stock-based compensation	1,988,600	1,354,900
Amortization of operating lease right of use asset	196,300	190,500
Expense related to write-off of deferred offering costs	-	232,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,431,400	(1,801,100)
Operating lease liability	(212,000)	(174,700)
Deferred sublicense revenue, net of deferred contract acquisition costs	527,700	(645,200)
Accounts payable and accrued expenses	(47,200)	3,688,800
Net cash used in operating activities	(32,309,100)	(17,622,500)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(199,500)	(200,400)
Net cash used in investing activities	(199,500)	(200,400)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including option exercises	104,400	58,000
Net proceeds from exercise of warrants	-	4,254,800
Net proceeds (expense) from sale of common stock under At the Market (ATM) facility, net of deferred offering costs	(89,600)	3,999,100
Net proceeds from sale of common stock under Employee Stock Purchase Plan	56,100	31,600
Repayment of financing lease obligations	(700)	(1,800)
Repayment of notes payable	(409,700)	-
Net cash (used in) provided by financing activities	(339,500)	8,341,700
Net decrease in cash and cash equivalents	(32,848,100)	(9,481,200)
Cash and cash equivalents at beginning of period	68,135,300	103,108,300
Cash and cash equivalents at end of period	$35,287,200	$93,627,100

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$1,139,700	$-
Accrued dividends on Series B Preferred	$-	$737,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,700)	$91,978,500
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900

Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,500)	(7,744,500)
Balances at June 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	191,632,008	191,600	316,975,600	(3,968,100)	(227,586,200)	85,616,900

Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(375,200)	-	-	(375,200)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	764,500	-	-	764,500
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	3,297,777	3,300	3,141,800	-	-	3,145,100
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	1,502,378	1,500	4,256,300	-	-	4,257,800
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	43,622	-		-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	83,000	100	45,000	-	-	45,100

Net loss for quarter ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(12,794,400)	(12,794,400)

Balances at September 30, 2021	$500,000	$500	1,131,669	$1,100	2,318,012	$2,300	-	$-	196,558,785	$196,500	$324,808,000	$(3,968,100)	$(240,380,600)	$80,659,800

Balances at March 31, 2022	-	$-	-	$-	-	$-	-	$-	206,676,620	$206,700	$336,080,700	$(3,968,100)	$(267,604,000)	$64,715,300

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	956,900	-	-	956,900
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	100,000	100	99,900	-	-	100,000
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	75,000	100	56,000	-	-	56,100
Net loss for quarter ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(19,776,300)	(19,776,300)

Balances at June 30, 2022	-	-	-	-	-	-	-	-	206,851,620	206,900	337,193,500	(3,968,100)	(287,380,300)	46,052,000

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,031,800	-	-	1,031,800
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	11,000	-	4,400	-	-	4,400
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	109,390	100	(100)	-	-	-
Net loss for quarter ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(17,483,200)	(17,483,200)

Balances at September 30, 2022	-	$-	-	$-	-	$-	-	$-	206,972,010	$207,000	$338,229,600	$(3,968,100)	$(304,863,500)	$29,605,000

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

Vistagen Therapeutics, Inc., a Nevada corporation (which may be referred to as Vistagen, the Company, we, our, or us), is advancing therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those that are currently available for neuropsychiatric disorders with high unmet need. Our most-advanced clinical-stage candidates, PH94B and PH10, are targeting multiple forms of anxiety and depression. Both PH94B and PH10 belong to a new class of drugs known as pherines. At microgram level doses, these investigational neuroactive steroids are formulated as nasal sprays designed to achieve rapid-onset anti-anxiety (PH94B) or antidepressant (PH10) effects by directly activating chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” and “fear on” neural circuits in the brain, without requiring systemic uptake or direct activity on CNS neurons in the brain. Our goal is to become a biopharmaceutical company that develops and commercializes innovative therapies for highly prevalent CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class synthetic investigational pherine nasal spray designed with a novel rapid-onset mechanism of action (MOA) that regulates the neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. PH94B is administered intranasally in microgram doses directly onto receptors for chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” neural circuits in the brain. The proposed MOA of PH94B is fundamentally differentiated from all currently approved anti-anxiety medications, including the antidepressants approved by the FDA for the treatment of Social Anxiety Disorder (SAD), as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. The proposed MOA for PH94B does not involve systemic uptake, direct activation of GABA-A receptors in the brain, or direct activation of CNS neurons in the brain. Rather, when administered intranasally, PH94B activates chemosensory neurons in the nose that activate neural circuits involving olfactory bulb neurons and the limbic amygdala, a region in the brain that is involved in the pathophysiology of SAD and potentially several other anxiety and mood disorders.

We are currently evaluating PH94B for the potential treatment of multiple anxiety disorders, including for adults with SAD and for adults experiencing Adjustment Disorder with Anxiety (AjDA).  Both pre-clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns, such as potential abuse, misuse and addiction associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders, including SAD, AjDA and many others.

In May 2021, we initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1, our single-administration assessment Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD. In July 2022, we announced that PALISADE-1 did not achieve its primary endpoint, as measured by change from baseline using the Subjective Units of Distress Scale (SUDS) as compared to placebo. Although PALISADE-1 did not meet its primary efficacy endpoint, the safety and tolerability of PH94B in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials.

In August 2021, we initiated PALISADE-2, which involves the same study design as PALISADE-1 but primarily involves different clinical sites. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned. Although we did not and do not have access to any unblinded data from PALISADE-2, based on the outcome of the interim analysis and the recommendation from the independent biostatisticians, we are preparing to restart PALISADE-2 as soon as practicable and continue the study to full targeted enrollment of 208 subjects.  In addition to preparing to restart PALISADE-2, we are planning to meet with the FDA as soon as possible in the near term to discuss and reach consensus with the FDA on the next step in our Phase 3 development program for PH94B as a potential treatment for adults with SAD.

PH10 Nasal Spray

PH10 is an investigational pherine nasal spray with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory neurons in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10’s proposed MOA involves binding to receptors for chemosensory neurons in the nasal passages to regulate the olfactory amygdala “fear on” neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (Ads) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake to produce rapid-onset of antidepressant effects and does not cause the side effects and safety concerns potentially associated with KBT.

In a small (n=30) exploratory randomized, double-blind, placebo-controlled parallel design Phase 2A study in major depressive disorder (MDD) conducted in Mexico, at a 6.4 μg dose administered intranasally twice daily for 8 weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p = 0.022). PH10 was well-tolerated and did not cause psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. We recently submitted our U.S. Investigational New Drug (IND) application to enable us to initiate a small Phase 1 clinical study of PH10 in the U.S. in healthy volunteers. Should the FDA permit us to proceed with the Phase 1 study, we plan to initiate the study before the end of calendar 2022. This small and brief Phase 1 study is intended to facilitate Phase 2B development of PH10 in the U.S., on our own or with a collaborator, as an innovative potential fast-acting stand-alone rapid-onset treatment of MDD. We may also have potential opportunities to develop PH10 for other several additional depression-related disorders.

AV-101

AV-101 is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective antagonist of the glycine co-agonist site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in the Company’s studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns, unlike KBT and certain other therapies targeting the NMDAR. Based on observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has the potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are presently conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid.

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

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2022 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the six months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2023, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $304.9 million accumulated from inception ( May 1998) through September 30, 2022. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101.

Since our inception in May 1998 through September 30, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2022 (Fiscal 2022), holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.6 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have been the primary sources of our liquidity during Fiscal 2022 and through the date of this Report in our current fiscal year. During the six months ended September 30, 2022, we received approximately $160,500 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

We had cash and cash equivalents of approximately $35.3 million at September 30, 2022, which we believe is probable not to be sufficient to fund our planned operations for the twelve months following the issuance of these consolidated financial statements, which raises substantial doubt that we can continue as a going concern. We are continuing to evaluate our cash resources given the results of PALISADE-1 and our decisions to (i) resume recruitment and enrollment in PALISADE-2 following the independent third-party interim analysis of data from subjects randomized in PALISADE-2 to date, (ii) end recruitment and enrollment in the PALISADE Open-Label Safety Study (PALISADE OLS), a multiple-use, multiple-assessment long-term safety study of PH94B for the treatment of SAD, (iii) continue our small exploratory Phase 2A clinical study of PH94B in adults experiencing AjDA and (iv) prepare to conduct a small and brief Phase 1 clinical safety study of PH10 to facilitate potential Phase 2B development, on our own or with a collaborator, of PH10 as a potential stand-alone rapid-onset treatment for MDD. We are continuing to evaluate the resulting implications for the conduct and timing of other clinical trials and strategies and opportunities for the development and commercialization, on our own or with collaborators, all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to invest substantial additional capital resources to develop and commercialize our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic collaborations to advance development and commercialization of our product candidates. For example, we may seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement, which applies to development of PH94B in certain Pacific-Asian territories, to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current strategic collaboration under the AffaMed Agreement or other strategic collaborations will generate revenue from future potential milestone payments. Further, on September 6, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards could potentially result in a delisting of our common stock, which could materially reduce the liquidity of our common stock, result in a further reduction in the price of our common stock, require us to implement a reverse stock split, and/or impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our common stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, and we may not be able to continue as a going concern. The Condensed Consolidated Financial Statements included in this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

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

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of PH94B for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been our only source of revenue for the six months ended September 30, 2022 and during both Fiscal 2022 and Fiscal 2021. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

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

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to ASC 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an output or input method. For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, we recognize revenue on a straight-line basis over the period in which we expect to perform the services. Revenue related to performance obligation satisfied over time could be materially impacted as a result of changes in the estimated time or effort necessary to satisfy the performance obligation.

The difference between revenue recognized to-date and the consideration invoiced or received to-date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). As described more completely in Note 11, Sublicensing and Collaborative Agreements, as a result of the outcome of PALISADE-1, we extended our estimate of the time necessary to complete our performance obligation under the AffaMed Agreement. In accordance with the guidance of ASC 606, the extension of the estimated time to complete our performance obligation required recording a cumulative catch-up adjustment in which we derecognized $892,500 and $582,500 of previously recognized revenue during the three and six months ended September 30, 2022, respectively, including $310,000 of revenue that had been recognized in the quarter ended June 30, 2022. Following the cumulative catch-up adjustment, through September 30, 2022, we have recognized an aggregate of $1,615,900 in revenue under the AffaMed Agreement and, at that date, we have recorded $3,384,100 as deferred revenue. The following table presents changes in our contract liabilities for the six months ended September 30, 2022 after giving effect to the cumulative catch-up adjustment:

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	September 30, 2022
Deferred Revenue - current portion	$1,244,000	$-	$(531,700)	$712,300
Deferred Revenue - non-current portion	1,557,600	1,114,200	-	2,671,800
Total	$2,801,600	$1,114,200	$(531,700)	$3,384,100

During the three and six months ended September 30, 2022, we derecognized $892,500 and $582,500, respectively, resulting in negative revenue related to the AffaMed Agreement following the cumulative catch-up adjustment, compared to recognizing $358,000 and $712,100 of revenue for the three and six-months ended September 30, 2021, respectively.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license agreement with Pherin Pharmaceuticals, Inc. (Pherin), and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheet. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligation under the AffaMed Agreement and the amortization expense has been included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As described above, we have extended our estimate for the time required to satisfy our performance obligation under the AffaMed Agreement. Accordingly, our amortization of the contract acquisition costs is also subject to a cumulative catch-up adjustment. During the three and six months ended September 30, 2022, we recorded a cumulative catch-up adjustment pursuant to which we reversed previously recorded expense of $83,900 and $54,800, respectively, including $29,100 which had been recognized in the quarter ended June 30, 2022, to general and administrative expense in recognition of the services performed under the arrangement, compared to recording expense of $33,600 and $66,900 for the three and six months ended September 30, 2021, respectively. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the six months ended September 30, 2022 after giving effect to the cumulative catch-up adjustment.

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	September 30, 2022
Deferred Contract Acquisition Costs - current portion	$116,900	$-	$(49,900)	$67,000
Deferred Contract Acquisition Costs - non-current portion	146,400	104,700	-	251,100
Total	$263,300	$104,700	$(49,900)	$318,100

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Research and development expense	$466,100	$313,600	$795,700	$554,400
General and administrative expense	565,600	450,900	1,192,900	800,500
Total stock-based compensation expense	$1,031,700	$764,500	$1,988,600	$1,354,900

Expense amounts reported above include $9,500 and $25,400 in research and development expense for the three and six months ended September 30, 2022, respectively, and $4,100 and $9,000 in general and administrative expense for the three and six months ended September 30, 2022, respectively, attributable to employee participation in our 2019 ESPP. Expense amounts reported above include $14,400 and $16,700 in research and development expense for the three and six months ended September 30, 2021, respectively, and $5,900 and $8,600 in general and administrative expense for the three and six months ended September 30, 2021, respectively, attributable to employee participation in our 2019 ESPP.

Table of Conte
nts

During the six months ended September 30, 2022, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 1,222,000 shares of our common stock at exercise prices equal to the closing market price of our common stock on the date of grant, primarily to newly-hired employees. The options to newly hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. Options granted to consultants generally vest 25% on the grant date and ratably monthly over the next twelve months. We valued the options granted during the six months ended September 30, 2022 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$0.82	$0.14	to	1.51
Exercise price per share	$0.82	$0.14	to	1.51
Risk-free interest rate	3.03%	2.63%	to	3.70%
Expected term in years	5.90	5.20	to	6.08
Volatility	80.23%	79.14%	to	81.83%
Dividend rate	0.0%	0.0%
Shares	1,222,000

Fair Value per share	$0.57

On September 12, 2022, the Compensation Committee (the Committee) of our Board of Directors (the Board) modified outstanding options to purchase an aggregate of 1,322,118 shares of our common stock exercisable at prices between $0.398 per share and $1.77 per share previously granted to a terminated employee and otherwise set to expire on September 13, 2022 to extend the exercisability of such options for a period of 90 days. No other term of the options, including exercise price, was modified. We calculated the fair value of the modified options immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $108,600, as an additional component of research and development stock compensation expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended September 30, 2022.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.2052	$0.2052
Exercise price per share	$1.27	$1.27
Risk-free interest rate	2.62%	3.17%
Remaining contractual term in years	0.003	0.249
Volatility	138.31%	412.67%
Dividend rate	0.0%	0.0%

Number of option shares	1,322,118	1,322,118
Weighted average fair value per share	$0.00	$0.08

During the six months ended September 30, 2022, unvested options to purchase an aggregate of 382,812 shares of our common stock were cancelled due to employee terminations and options to purchase 4,250 shares of our common stock expired unexercised; such options were returned to the 2019 Plan to be available for future issuance. At September 30, 2022, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 19,935,327 shares of our common stock at a weighted average exercise price of $1.44 per share. At that date, there were 6,518,829 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

As a result of our net loss for both periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share are as follows:

	At September 30,	At September 30,
	2022	2021

Series A Preferred stock issued and outstanding (1)	-	750,000

Series B Preferred stock issued and outstanding (2)	-	1,131,669

Series C Preferred stock issued and outstanding (3)	-	2,318,012

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	19,935,327	15,478,639

Outstanding warrants to purchase common stock	9,275,858	11,842,104
Total	29,211,185	31,520,424
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

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $30,116,900 and $65,094,900 held in money market funds and classified as cash equivalents at September 30, 2022 and March 31, 2022, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at September 30, 2022 or March 31, 2022.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At September 30, 2022 and March 31, 2022, we had both investor warrants and stock-based compensation warrants outstanding that were classified as equity.

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

Note 4.  Prepaid Expense and Other Current Assets

Prepaid expense and other current assets are composed of the following:

	September 30,	March 31,
	2022	2022

Clinical and nonclinical materials and contract services	$413,200	$2,139,600
Insurance	879,900	196,500
Receivable from CRO for cancelled project	-	337,900
Receivable from collaboration partner	154,100	-
All other	112,400	71,800
	$1,559,600	$2,745,800

The amount reported as receivable from CRO for cancelled project at March 31, 2022 represents the amount of prepayments on a cancelled project net of expense incurred by the CRO prior to project cancellation and was refunded to us in July 2022. The amount reported as receivable from collaboration partner at September 30, 2022 represents payments we made to a CRO and another service provider for project and clinical trial services on behalf of our collaboration partner. Our collaboration partner has not reimbursed us for these amounts as of the date of this Report.

Note 5. Property and Equipment

Property and equipment is composed of the following:

	September 30,	March 31,
	2022	2022

Laboratory equipment	$1,380,800	$1,181,300
Tenant improvements	214,400	214,400
Office furniture and equipment	72,100	76,200
Manufacturing equipment	211,200	211,200
	1,878,500	1,683,100
Accumulated depreciation and amortization	(1,319,700)	(1,268,800)
Property and equipment, net	$558,800	$414,300

We recorded depreciation and amortization expense of $33,300 and $65,600 for the three and six months ended September 30, 2022, respectively, compared to $36,700 and $71,200 for the three and six months ended September 30, 2021, respectively. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	September 30,	March 31,
	2022	2022

Office equipment subject to financing lease	$10,600	$14,700
Accumulated depreciation	(1,000)	(14,700)
Net book value of office equipment subject to financing lease	$9,600	$-

The fully-depreciated office equipment reported at March 31, 2022 was subject to a lease that expired in January 2022. That equipment was replaced subject to a new lease in April 2022. The new lease requires a monthly payment of approximately $200 through June 2027.

Note 6.  Accrued Expense

Accrued expense is composed of the following:

	September 30,	March 31,
	2022	2022

Accrued expenses for clinical and nonclinical materials, development and contract services	$821,200	$1,070,800
Accrued compensation	310,900	66,200
Accrued professional services	55,000	159,500
All other	1,200	32,700
	$1,188,300	$1,329,200

Note 7. Note Payable

The following table summarizes our outstanding notes payable at September 30, 2022 and March 31, 2022.

	September 30, 2022			March 31, 2022
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

3.88% Note payable to insurance premium financing company (current)	$730,000	$-	$730,000	$-	$-	$-

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

We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and March 31, 2022, we incurred legal fees and accounting expenses aggregating approximately $276,500 in connection with the Sales Agreement. During the six months ended September 30, 2022, we incurred additional legal fees and accounting expenses aggregating $89,600 related to the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises and Employee Stock Purchase Plan Purchases

During the six months ended September 30, 2022, the holders of outstanding stock options exercised such options to purchase an aggregate of 286,000 shares of our common stock and we received cash proceeds of $104,400. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 220,390 shares of our common stock pursuant to the exercises. During the six months ended September 30, 2021, holders of an aggregate of 274,449 shares of our common stock exercised such options and we received cash proceeds of $58,000. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 224,590 shares of our common stock pursuant to the exercises. On June 30, 2022, participants in our 2019 ESPP completed a purchase period pursuant to which we issued 75,000 shares of our registered common stock and received proceeds of $56,100. On June 30, 2021, participants in our 2019 ESPP completed a purchase period pursuant to which we issued 16,251 shares of common stock and received proceeds of $31,600.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of September 30, 2022 and March 31, 2022. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at September 30, 2022 is $1.47 per share.

		Warrants
		Exercisable and
Exercise		Outstanding at
Price	Expiration	September 30, 2022
per Share	Date	and March 31, 2022

$0.50	12/9/2022	1,000,000
$0.73	7/25/2025	370,544
$0.805	12/31/2022	76,859
$1.50	12/13/2022	6,789,243
$1.70	10/5/2022	12,162
$1.82	3/7/2023	880,050
$7.00	3/3/2023	147,000

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

There have been no warrant exercises during the six months ended September 30, 2022. During the six months ended September 30, 2021, holders of outstanding warrants exercised such warrants to purchase an aggregate of 4,814,545 shares of our common stock and we received cash proceeds of approximately $4,254,800. Unless exercised prior to the expiration dates indicated above, outstanding warrants to purchase an aggregate of 7,878,264 shares of our common stock at a weighted average exercise price of $1.37 will expire on or prior to December 31, 2022.

Note 9.  Related Party Transactions

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with an independent member of our Board to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date. The agreement has continued throughout our current fiscal year, during which we recorded expense of $45,000 and $90,000 for the three and six months ended September 30, 2022, respectively, of which $15,000 was included in accrued expense at September 30, 2022. We did not have any related party transactions during the six months ended September 30, 2021.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheet:

	As of September 30, 2022	As of March 31, 2022
Assets
Right of use asset – operating lease	$2,465,700	$2,662,000

Liabilities
Current operating lease obligation	$455,500	$433,300
Non-current operating lease obligation	2,371,200	2,605,400
Total operating lease liability	$2,826,700	$3,038,700

The following table summarizes the effect of operating lease costs in the Company’s Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Operating lease cost	$213,500	$210,800	$410,700	$446,500

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2023 (remaining six months)	$338,000
2024	689,500
2025	710,200
2026	731,500
2027	753,500
Thereafter	253,600
Total lease expense	3,476,300
Less imputed interest	(649,600)
Present value of operating lease liabilities	$2,826,700

The remaining lease term, which does not include the optional five-year extension at the expiration of the lease period ending July 31, 2027, and the discount rate assumption for our South San Francisco operating lease is as follows:

As of September 30, 2022
Assumed remaining lease term in years	4.83
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Six Months Ended	For the Six Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$426,400	$430,700

During the six months ended September 30, 2022, we did not record any new right of use assets arising from new operating lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 in each of the three-month periods ended September 30, 2022 and 2021 and $7,100 in each of the six-month periods ended September 30, 2022 and 2021, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

On June 24, 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc. (EverInsight) Subsequent to entering into this agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc. (AffaMed), which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight as AffaMed and our June 2020 license and collaboration agreement as the AffaMed Agreement. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize PH94B for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for PH94B in the U.S. and throughout the rest of the world.

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

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of PH94B. Accordingly, we recognize revenue on a straight-line basis over the period in which we expect to perform the services.

Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B, at September 30, 2022, we estimated that our performance obligation under the AffaMed Agreement will be completed in mid-calendar 2027 rather than mid-calendar 2024. We will further adjust our estimates, as necessary, in subsequent periods as we obtain additional information on which to base our projections. As described in Note 3, Summary of Significant Accounting Policies, as a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized $892,500 and $582,500 of previously recognized revenue in the three and six months ended September 30, 2022, respectively, including $310,000 of revenue was recognized in the quarter ended June 30, 2022. Following the cumulative catch-up adjustment, through September 30, 2022, we have recognized an aggregate of $1,615,900 in revenue under the AffaMed Agreement. We recognized $358,000 and $712,100 as revenue during the three and six months ended September 30, 2021, respectively. At September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation (deferred revenue) is $3,384,100 which will be recognized as revenue as our performance obligation is completed.

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

Note 12.  Subsequent Events

We have evaluated events subsequent to September 30, 2022 and through the date of this Report and have determined that there are no matters requiring disclosure.

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

Business Overview

We are advancing therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those that are currently available. Our most advanced clinical-stage candidates, PH94B and PH10, are targeting multiple forms of anxiety and depression. They belong to a new class of drugs known as pherines. At microgram level doses, these investigational neuroactive steroids are formulated as nasal sprays designed to achieve rapid-onset anti-anxiety (PH94B) or antidepressant (PH10) effects by directly activating chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” (anti-anxiety) and “fear on” (antidepressant) neural circuits in the brain, without requiring systemic uptake or direct activity on central nervous system (CNS) neurons in the brain. Our goal is to become a biopharmaceutical company that develops and commercializes innovative therapies for highly prevalent CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide. We are passionate about transforming mental health care and redefining what is possible in the treatment of anxiety and depression – one mind at a time.

Our Product Candidates

PH94B Nasal Spray

PH94B is a first-in-class synthetic investigational pherine nasal spray designed with a novel rapid-onset mechanism of action (MOA) that regulates the neural circuits of fear and anxiety and attenuates the tone of the sympathetic autonomic nervous system. PH94B is administered intranasally in microgram doses directly onto receptors for chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” neural circuits in the brain. The proposed MOA of PH94B is fundamentally differentiated from all currently approved anti-anxiety medications, including the antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers prescribed for treatment of SAD on an off-label basis. The proposed MOA for PH94B does not involve systemic uptake, direct activation of GABA-A receptors in the brain, or direct activation of CNS neurons in the brain. Rather, when administered intranasally, PH94B activates chemosensory neurons in the nose that activate neural circuits involving olfactory bulb neurons and the limbic amygdala, a region in the brain that is involved in the pathophysiology of SAD and potentially several other anxiety and mood disorders.

We are currently evaluating PH94B for the potential treatment of multiple anxiety disorders, including for adults with SAD and for adults experiencing Adjustment Disorder with Anxiety (AjDA).  Both pre-clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential abuse, misuse and addiction associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

We are currently evaluating PH94B for the potential treatment of multiple anxiety disorders, including for adults with SAD and for adults experiencing Adjustment Disorder with Anxiety (AjDA).  Both pre-clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential abuse, misuse and addiction associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

SAD Phase 1 Studies

Phase 1 Autonomic System Biomarker Study

Pherines such as PH94B appear to modulate the activity of the limbic-hypothalamic autonomic nervous system. To evaluate the pharmacodynamic activity of PH94B, a single-blind, randomized study (n =16) was performed to compare the effect of PH94B and steroidal hormones (estradiol, progesterone, cortisol, and testosterone) on the electrogram recorded from the mucosal lining of the vomeronasal organ (VNO) nasal chemosensory epithelium (including the VNO pit area) and autonomic nervous system function in healthy male (n = 8) and female (n = 8) subjects.  Intranasal administration of PH94B (400 ng 0.4 µg) significantly increased the amplitude of the electrogram, decreased cardiac and respiratory frequency rate (within physiologic range), and decreased the frequency of electrodermal activity (skin conductance) events. Local intranasal application of steroidal hormones estradiol, progesterone, cortisol, and testosterone (400 ng 0.4 µg each) had no significant effect on the electrical response of the mucosal lining of the nasal chemosensory epithelium (including the VNO pit area) or the measures of autonomic nervous system function. Volunteers felt calmer and less tense per self-report, suggesting an anxiolytic effect. We believe these results demonstrate the biological activity of PH94B and provide support for evaluating potential behavioral changes after intranasal PH94B administration.

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

Positive Results in SAD Outpatients

PH94B is designed with the potential to lower anxiety acutely, on an as-needed basis, and to achieve cumulative functional improvement with continued use, such as less frequent avoidance of stressful or anxiety-provoking situations and reduced fear and anxiety about such situations. Accordingly, the protocol for a subsequent randomized, double-blind, placebo-controlled multiple administration assessment Phase 2 crossover study (n=22) involving both adult males (n =11) and females (n=11), required subjects to self-administer PH94B or placebo nasal spray in an outpatient setting (i.e., not in a clinical environment) acutely, on an as-needed basis, just prior to an anxiety-provoking situation, up to four times a day, for two weeks. The primary efficacy measure in the study was the SUDS and the secondary efficacy measure was the Liebowitz Social Anxiety Scale (LSAS). Dr. Michael Liebowitz, the innovator of the widely used LSAS, was the Principal Investigator of this study.

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

We believe this multiple-administration assessment Phase 2 study conducted outside a clinical environment indicates the potential for cumulative functional improvement with longer use of PH94B, while still being used acutely, as-needed, as subjects are increasingly able to engage in previously difficult social and performance situations in their daily lives more frequently and with less fear and anxiety.

SAD PALISADE Phase 3 Program (PALISADE-1, PALISADE-2 and PALISADE Open Label Study)

In May 2021, we initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1, our single-administration assessment Phase 3 clinical study of PH94B for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the early phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration Phase 2 public speaking challenge study of PH94B in SAD, which study involved self-administration of a single dose of PH94B by subjects randomized to the treatment arm of the study prior to a public speaking challenge conducted only in a clinical setting. In July 2022, we announced that PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. Although PALISADE-1 did not meet its primary efficacy endpoint, the safety and tolerability of PH94B in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials.

In October 2021, we initiated PALISADE-2, which involves the same study design as PALISADE-1 but primarily involves different clinical sites. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned. Although we did not and do not have access to any unblinded data from PALISADE-2, based on the outcome of the interim analysis and the recommendation from the independent biostatisticians, we are preparing to restart PALISADE-2 as soon as practicable and plan to continue the study to the targeted enrollment of 208 adult subjects.

We initiated the PALISADE Open Label Study (PALISADE OLS) in October 2021 to evaluate the safety and tolerability of PH94B in adult subjects with SAD taken as needed prior to acute anxiety-provoking social and performance situations in daily life, up to four times per day, over a period of up to 12 months. In addition to assessing safety and tolerability, we also included several exploratory objectives, including assessment of PH94B’s potential to achieve overall symptom reduction and improvement in severity of SAD, as measured by the LSAS, the efficacy endpoint required by the FDA for prior SAD approvals. In August 2022, we closed recruitment and enrollment in the PALISADE OLS. Preliminary analysis of nearly 400 subjects in the final data set for the PALISADE OLS demonstrate robust functional improvement in anxiety-provoking social and performance situations in daily life, as measured by the LSAS. We now have two data sets supporting PH94B’s ability to improve LSAS scores - the PALISADE OLS over a period of one month and beyond, and a published double-blind, placebo-controlled Phase 2 cross-over study after two weeks of use.  These two studies combined demonstrate the potential for PH94B to achieve robust overall reduction in symptoms of SAD and improvement in severity over time as measured by the LSAS.  We believe LSAS measurements over time may be well suited for a Phase 3 trial to demonstrate efficacy and the true impact of PH94B on patients’ lives given that it measures overall improvement in disease severity by capturing the reduction in fear and anxiety as well as the avoidance of social and performance situations. These studies reinforce our belief in the potential of PH94B, used acutely as-needed in daily life, to provide rapid-onset, clinically meaningful, and sustained response with a favorable safety and tolerability profile.

Taking into consideration the results of PALISADE-1, we believe the combination of data from two positive Phase 2 clinical studies of PH94B in SAD, the results of the interim analysis of PALISADE-2, preliminary LSAS-related data from our PALISADE OLS study and the overall safety profile of PH94B in all studies to date support our confidence in PH94B’s therapeutic potential in SAD and several other anxiety-related indications. Accordingly, in parallel, we are currently preparing to restart PALISADE-2 and to meet with the FDA to reach consensus with the FDA on a clearly-defined plan for the next Phase 3 study of PH94B in SAD, taking into account multiple potential outcomes of PALISADE-2.

Exploratory Phase 2A Development for AjDA and Future Development Opportunities

We are currently conducting an exploratory Phase 2A clinical study of PH94B to assess its therapeutic potential in adults experiencing Adjustment Disorder with Anxiety (AjDA). We recently completed enrollment in the study and anticipate top line results in the first calendar quarter of 2023. Adjustment Disorder (AjD) refers to a maladaptive emotional or behavioral response to an identifiable stressor. AjD occurs within three months of exposure to the stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Current pharmacological treatments for AjDA vary widely and include antidepressants (SSRIs and SNRIs), benzodiazepines, buspirone and natural products such as cannabidiol.  Our randomized, double-blind, placebo-controlled exploratory Phase 2A study in AjDA involves daily use of PH94B administered four times per day in a real-world outpatient setting for 28 days.

We plan to assess additional potential development opportunities involving PH94B, for both potential acute and continued use in the treatment of other anxiety-related disorders, including procedural anxiety, post-traumatic stress disorder, postpartum anxiety and panic disorder.

PH10 Nasal Spray

PH10 is an investigational pherine nasal spray with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory neurons in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10’s proposed MOA involves binding to receptors for chemosensory neurons in the nasal passages to regulate the olfactory amygdala “fear on” neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (Ads) and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake to produce rapid-onset of antidepressant effects and does not cause the side effects and safety concerns potentially associated with KBT.

In a small (n=30) exploratory randomized, double-blind, placebo-controlled parallel design Phase 2A study in major depressive disorder (MDD) conducted in Mexico, at a 6.4 μg dose administered intranasally twice daily for 8 weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p = 0.022). PH10 was well-tolerated and did not cause psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT. We recently submitted our U.S. Investigational New Drug (IND) application to enable us to initiate a small and brief Phase 1 study of PH10 in the U.S. in healthy volunteers. Subject to receiving confirmation from the FDA that the study may proceed, we plan to initiate the study before the end of calendar 2022. Given the prior Phase 1 and Phase 2A studies of PH10 in MDD, this small and brief Phase 1 study is primarily intended to facilitate potential Phase 2B development of PH10 in the U.S., on our own or with a collaborator, for treatment of MDD. We may also have potential opportunities to develop PH10 for other depression-related disorders.

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

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, PH94B and PH10, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. During calendar 2021 and to date in calendar 2022, we have allocated significant resources to our PALISADE Phase 3 Program evaluating PH94B for the acute treatment of anxiety in adults with SAD. We conducted, and are continuing to conduct, various preclinical studies and manufacturing activities that enabled submission of our U.S. IND for PH10 in MDD in late September 2022 and our planned initiation of a small Phase 1 clinical study of PH10 later this calendar year to facilitate potential Phase 2B clinical development of PH10 in the U.S. as a stand-alone treatment for MDD. With respect to AV-101, our current focus is evaluating AV-101 in combination with probenecid which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. We have on-going initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives and other activities. At September 30, 2022, we had an accumulated deficit of approximately $304.9 million. Our net loss for the six months ended September 30, 2022 and 2021 was approximately $37.3 million and $21.3 million, respectively, and was approximately $47.8 million and $17.9 million for the fiscal years ended March 31, 2022 (Fiscal 2022) and 2021 (Fiscal 2021), respectively. We expect losses to continue for the foreseeable future as we engage in further research, development and regulatory activities related to PH94B, PH10 and AV-101.

Summary of the Six Months Ended September 30, 2022

Throughout Fiscal 2022 and through the date of this Report, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of PH94B as a potential acute treatment of anxiety in adults with SAD, (ii) advancing our Phase 2A clinical study of PH94B in adults experiencing AjDA, (iii) submitting our PH10 IND and initiating a small Phase 1 study of PH10 in the U.S. to facilitate potential Phase 2B development as a stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid to assess potential opportunities to develop the combination for treatment of certain CNS indications.

We initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1 in May 2021 and PALISADE-2 in August 2021. During Fiscal 2022, we also initiated the PALISADE OLS and advanced our Phase 2A clinical study of PH94B in adults experiencing AjDA. We achieved last patient out of PALISADE-1 in June 2022 and commenced analysis of the data generated throughout the study. As noted above, in July 2022 we determined that PALISADE-1 did not achieve its primary efficacy endpoint. Accordingly, we have actively investigated, on multiple fronts, potential contributors to that outcome and will apply our learnings to the restart and completion of PALISADE-2 and to future clinical studies of PH94B in SAD and/or other anxiety indications. As noted above, in July 2022 we paused recruitment and enrollment of PALISADE-2 while we engaged independent third-party biostatisticians to conduct an interim assessment of data then available from randomized subjects in that study. We received the results of that interim assessment in September 2022 and, as a result, we are preparing to resume recruitment and enrollment of subjects in PALISADE-2 as soon as practicable. In addition to pausing enrollment in PALISADE-2, we ended recruitment and enrollment in our PALISADE OLS in August 2022 and are assessing preliminary data from the study that we believe supports continued late-stage clinical development of PH94B as a potential treatment for SAD in a manner consistent with both data observed in Phase 2 development of PH94B in SAD,  i.e., with multiple assessments of PH94B’s potential efficacy, as compared to placebo, when used acutely, as-needed, over an extended period of time in an outpatient setting, rather than a single administration assessment in an anxiety-provoking public speaking challenge conducted in a clinical setting.

Since the fourth quarter of Fiscal 2021, we have expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, clinical research, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, commercial operations, legal, contracts and corporate affairs, development operations, and investor and public relations. We have paused further additions to our employee base pending results from the completion of our PALISADE-2 clinical trial of PH94B.

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

We have not completed any capital-raising or other significant financing activities during the six months ended September 30, 2022. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any shares under the ATM from October 2, 2021 through the date of this Report.

Given the results of PALISADE-1, we are carefully monitoring our cash resources and critically evaluating our internal and external research and development and general and administrative expenditures, which includes (i) resuming recruitment and enrollment in PALISADE-2 following the independent third-party interim analysis of data from subjects randomized in PALISADE-2 to date, (ii) terminating the PALISADE OLS study of PH94B, (iii) continuing our Phase 2A clinical study of PH94B in adults experiencing AjDA and (iv) preparing for a Phase 1 clinical study of PH10 as a treatment for adults suffering from MDD.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021 (amounts in thousands).

	Three Months Ended September 30,
	2022	2021

Sublicense revenue	$(892)	$358
Operating expenses:
Research and development	12,895	9,937
General and administrative	3,702	3,221
Total operating expenses	16,597	13,158

Loss from operations	(17,489)	(12,800)

Interest income, net	6	5

Loss before income taxes	(17,483)	(12,795)
Income taxes	-	-

Net loss	(17,483)	(12,795)
Accrued dividends on Series B Preferred Stock	-	(375)
Net loss attributable to common stockholders	$(17,483)	$(13,170)

Revenue

We derecognized $582,500 in sublicense revenue pursuant to the AffaMed Agreement during the six months ended September 30, 2022, compared to recognizing revenue of $712,100 during the six months ended September 30, 2021. As described more completely in Note 3 and Note 11 to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period in which we expect to perform our obligation under the AffaMed Agreement. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted as a result of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoints and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B in SAD, at September 30, 2022, we estimated that we would complete our performance obligation under the AffaMed Agreement during mid-calendar 2027. As described in Note 3, as a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue, resulting in negative revenue of $582,500 in the six months ended September 30, 2022, including $310,000 of revenue that had been recognized in the quarter ended June 30, 2022. Following the cumulative catch-up adjustment, through September 30, 2022, we have recognized an aggregate of $1,615,900 as revenue under the AffaMed Agreement and expect to recognize the remaining $3,384,100 as revenue over the estimated performance period as our obligation is completed. We will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $12.8 million, from $15.4 million for the six months ended September 30, 2021 to $28.2 million for the six months ended September 30, 2022. Activities related to conducting our PALISADE Phase 3 Program for PH94B, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the PH94B Phase 2 Study in AjDA, as well as nonclinical development, outsourced manufacturing and regulatory activities for both PH94B and PH10, accounted for increased expenses of approximately $11.8 million during the six months ended September 30, 2022 in comparison to the activities conducted during the six months ended September 30, 2021. We expect R&D project expense for the remainder of Fiscal 2023 to decrease for PH94B due to completing the PALISADE-1 study, concluding the PALISADE OLS study and deferring certain previously projected NDA-enabling nonclinical and clinical development of PH94B, to be somewhat offset by anticipated costs for commencing the Phase 1 clinical trial of PH10 in MDD. Salaries and benefits expense for the six months ended September 30, 2022 increased compared to those of the six months ended September 2021 due to the hiring of additional regulatory, clinical, CMC and data management personnel during calendar 2021 and earlier in calendar 2022, partially offset by a reduction in the accrual for estimated additional compensation expense attributable to calendar 2022 corporate objectives compared to the estimated achievement of certain corporate objectives during the 2021 calendar year. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $851,000 and $606,000 for the six months ended September 30, 2022 and 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2022	2021

Salaries and benefits	$1,744	$1,897
Stock-based compensation	466	314
Consulting and other professional services	174	165
Clinical and nonclinical studies and development expenses:
PH94B and PH10	9,815	7,191
AV-101	484	91
All other	18	10
	10,317	7,292
Rent	139	143
Depreciation	27	22
All other	28	104
Total Research and Development Expense	$12,895	$9,937

The decrease in salaries and benefits expense for the quarter ended September 30, 2022 primarily reflects the addition of ten additional management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs subsequent to September 30, 2021, as well as the impact of salary increases effective in January 2022 granted to our R&D management and staff. These increases are offset by the elimination during the quarter ended September 30, 2022 of the accrual for estimated additional compensation expense for R&D officers and employees as a result of the outcome of the PALISADE-1 study and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual of approximately $705,000 at September 30, 2021 for estimated achievement of calendar 2021 objectives. As a result of voluntary resignations of certain R&D employees subsequent to September 30, 2022, we expect R&D salaries and benefit expense to further decrease in future periods.

Stock-based compensation expense for the quarter ended September 30, 2022 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since August 2020, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to August 2020 have become fully vested and amortized prior to the quarter ended September 30, 2022. Grants awarded after September 30, 2021, including those granted to new employees, account for approximately $179,000 of expense in the quarter ended September 30, 2022, offset by an expense reduction of approximately $73,000 attributable to options that became fully vested and amortized prior to or during the quarter ended September 30, 2022. The impact of option forfeitures related to Fiscal 2023 terminations reduced expense by approximately $57,000 compared to expense for the quarter ended September 30, 2021 and the extension of option exercisability by 90 days for a terminated employee accounted for approximately $109,000 of additional expense in the quarter ended September 30, 2022. 2019 ESPP expense for the quarter ended September 30, 2022 was $9,500 compared to $14,400 in the quarter ended September, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our PH94B and PH10 development initiatives.

PH94B expense for the quarter ended September 30, 2022 reflects (i) the costs associated with completing PALISADE-1, including data analysis and root cause investigations, (ii) costs associated with the PALISADE-2 study prior to its pause and for the interim analysis of data available from PALISADE-2, (iii) costs associated with the PALISADE OLS study prior to its termination, and (iv) on-going costs for the Phase 2A study of PH94B in AjDA, as well as various other clinical, nonclinical, regulatory and manufacturing activities. The PALISADE OLS study commenced in July 2021, PALISADE-2 commenced in August 2021 and the PH94B AjDA study commenced in mid-June 2021. During the quarters ended September 30, 2022 and 2021, manufacturing, formulation, process validation and analysis of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both PH94B and PH10. Additionally, there was significant regulatory activity during the quarter ended September 30, 2022 leading to the late-September 2022 submission to the FDA of the IND for PH10 in MDD. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2023 and Fiscal 2022. However, as a result of pausing of PALISADE-2 in July 2022 and terminating the PALISADE OLS study in August 2022, we expect costs associated with our continued PH94B-related initiatives, including our Phase 2 AjDA study and other nonclinical studies of PH94B, to substantially decrease in the near-term and then increase once again as we resume recruitment and enrollment in PALISADE-2 in the first quarter of calendar 2023. We anticipate increased clinical development expense associated with PH10 in the near term as we anticipate a U.S. Phase 1 clinical trial of PH10 to facilitate potential U.S. Phase 2B development of PH10 for treatment of MDD. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Expense for the quarter ended September 30, 2022 also includes the impact of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

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

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $0.5 million to approximately $3.7 million for the quarter ended September 30, 2022, compared to approximately $3.2 million for the quarter ended September 30, 2021. Primary components of the increase include:

i.	Expensing of professional services incurred in anticipation of a potential credit facility offering that we opted to forego as a result of the PALISADE-1 outcome;
ii.	Increased insurance coverage limits and new coverages added to our insurance portfolio;
iii.	An increase in stock-based compensation expense related to recent option grants;
iv.	Expanded investor and public relations and corporate awareness initiatives; and
v.

The impact of new G&A employees hired since September 30, 2021, offset by the elimination during the quarter ended September 30, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual at September 30, 2021 for estimated achievement of calendar 2021 objectives.

Noncash general and administrative expense, approximately $491,000 and $501,000 in the quarters ended September 30, 2022 and 2021, respectively, primarily reflects stock-based compensation and depreciation in both periods and an adjustment to contract acquisition amortization expense in the quarter ended September 30, 2022. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2022	2021

Salaries and benefits	$1,010	$1,235
Stock-based compensation	566	451
Board fees and other consulting services	167	135
Legal, accounting and other professional fees	777	430
Investor and public relations	295	152
Pre-launch marketing studies and analyses	426	475
Insurance	352	144
Travel expenses	41	2
Sublicense contract amortized acquisition expense	(84)	34
Rent and utilities	101	102
All other expenses	51	61
	$3,702	$3,221

The decrease in salaries and benefits expense for the quarter ended September 30, 2022 primarily reflects the addition of six additional management and staff positions including our Vice President, Medical Affairs in October 2021, our Vice President, Strategic Insights and Analytics in November 2021, our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022, our Vice President, Associate General Counsel in August 2022 and one additional administrative employee in June 2022, as well as the impact of salary increases effective in January 2022 granted to our G&A management and staff. These increases are offset by the elimination during the quarter ended September 30, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual of approximately $537,000 at September 30, 2021 for estimated achievement of calendar 2021 objectives. As a result of voluntary resignations of certain G&A employees subsequent to September 30, 2022, including our Chief Commercial Officer, we expect G&A salaries and benefit expense to further decrease in future periods.

Stock-based compensation expense for the quarter ended September 30, 2022 reflects the amortization of option grants made to our G&A officers and staff and certain consultants since September 2019, in addition to grants to new employees as indicated above. With the exception of options granted in September 2019, which became fully-vested and amortized in September 2022, all outstanding options granted to G&A employees and consultants prior to October 2020 have become fully vested and amortized prior to the quarter ended September 30, 2022. Grants awarded after September 30, 2021, including those granted to new employees, account for approximately $286,000 of expense in the quarter ended September 30, 2022, offset by an expense reduction of approximately $260,000 attributable to certain options granted between September 2019 and June 2020 that became fully vested and amortized prior to or during the quarter ended September 30, 2022. Grants made during the quarter ended September 30, 2021 reflected a full quarter of expense during the quarter ended September 30, 2022, increasing expense by approximately $69,000 compared to the prior year. 2019 ESPP expense for the quarter ended September 30, 2022 was approximately $4,100 compared to $6,000 for the quarter ended September 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for the quarter ended September 30, 2022 also include recruiting fees for certain administrative positions.

Legal, accounting and other professional fees for both periods include expenses related to routine and project-based legal services as well as accounting services related to the audit of our annual financial statements. Expense for both periods includes the cost of certain outsourced financial and accounting services and our information technology service provider. Expense in both periods also includes legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios. During the quarter ended September 30, 2022, we expensed approximately $301,000 of professional services fees incurred in anticipation of a potential credit facility offering that was terminated as a result of the outcome of PALISADE-1.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, primarily in the quarter ended September 30, 2022, additional market awareness and strategic advisory and support functions and initiatives. During both periods, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During both periods, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. Given the results of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for PH94B, we are evaluating the extent and timing of such future activities, and it is anticipated that such expenditures will not recur in the short term in excess of the level expended during the quarter ended September 30, 2022.

The increase in insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity and employment practices liability, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic continuing throughout both Fiscal 2021 and Fiscal 2022, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. We incurred nominal travel expense in the quarter ended September 30, 2022 for attendance at seminars, clinical trial site visits and certain investor-focused events, as conditions have permitted.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of our performance obligation to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our extended estimate of the time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs. During the quarter ended September 30, 2022, we reversed previously recorded expense of $83,900, including $29,100 which had been expensed in the quarter ended June 30, 2022. During the quarter ended September 30, 2021, we amortized $33,600 of contract acquisition costs.

Interest and Other Expense

Interest income, net totaled $6,100 for the quarter ended September 30, 2022, compared to $5,100 for the quarter ended September 30, 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended September 30,
	2022	2021
Interest income	$15	$5
Interest expense on financing lease and insurance premium financing note	(9)	-
Interest income, net	$6	$5

For the quarters ended September 30, 2022 and 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Interest expense for the quarter ended September 30, 2022 relates to interest paid on the insurance premium financing note executed in May 2022 and in both periods on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in February 2021, February 2022 or May 2021.

We recognized approximately $375,200 during the quarter ended September 30, 2021 attributable to the 10% cumulative dividend accrued on then-outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Condensed Consolidated Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred.

Comparison of Six Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended September 30, 2022 and 2021 (amounts in thousands).

	Six Months Ended September 30,
	2022	2021

Sublicense revenue	$(582)	$712
Operating expenses:
Research and development	28,186	15,394
General and administrative	8,494	5,864
Total operating expenses	36,680	21,258

Loss from operations	(37,262)	(20,546)

Interest income, net	8	10

Loss before income taxes	(37,254)	(20,536)
Income taxes	(6)	(3)

Net loss	(37,260)	(20,539)
Accrued dividend on Series B Preferred Stock	-	(737)
Net loss attributable to common stockholders	$(37,260)	$(21,276)

Revenue

We derecognized $582,500 in sublicense revenue pursuant to the AffaMed Agreement during the six months ended September 30, 2022, compared to recognizing revenue of $712,100 during the six months ended September 30, 2021. As described more completely in Note 3 and Note 11 to our Condensed Consolidated Financial Statements in Part I of this Report, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period in which we expect to perform our obligation under the AffaMed Agreement. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted as a result of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B in SAD, at September 30, 2022, we estimated that we would complete our performance obligation under the AffaMed Agreement during mid-calendar 2027. As described in Note 3, as a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue, resulting in negative revenue of $582,500 in the six months ended September 30, 2022, including $310,000 of revenue that had been recognized in the quarter ended June 30, 2022. Following the cumulative catch-up adjustment, through September 30, 2022, we have recognized an aggregate of $1,615,900 as revenue under the AffaMed Agreement and expect to recognize the remaining $3,384,100 as revenue over the estimated performance period as our obligation is completed. We will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $12.8 million, from $15.4 million for the six months ended September 30, 2021 to $28.2 million for the six months ended September 30, 2022. Activities related to conducting our PALISADE Phase 3 Program for PH94B, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the PH94B Phase 2 Study in AjDA, as well as nonclinical development, outsourced manufacturing and regulatory activities for both PH94B and PH10, accounted for increased expenses of approximately $11.8 million during the six months ended September 30, 2022 in comparison to the activities conducted during the six months ended September 30, 2021. We expect R&D project expense for the remainder of Fiscal 2023 to decrease for PH94B due to completing the PALISADE-1 study, terminating the PALISADE OLS study and deferring certain previously projected NDA-enabling nonclinical and clinical development of PH94B, to be somewhat offset by anticipated costs for commencing the Phase 1 clinical trial of PH10 in MDD. Salaries and benefits expense for the six months ended September 30, 2022 increased compared to those of the six months ended September 2021 due to the hiring of additional regulatory, clinical, CMC and data management personnel during calendar 2021 and earlier in calendar 2022, partially offset by a reduction in the accrual for estimated additional compensation expense attributable to calendar 2022 corporate objectives compared to the estimated achievement of certain corporate objectives during the 2021 calendar year. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $851,000 and $606,000 for the six months ended September 30, 2022 and 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2022	2021

Salaries and benefits	$3,396	$3,204
Stock-based compensation	796	554
Consulting and other professional services	445	300
Clinical and nonclinical studies and development expenses:
PH94B and PH10	22,400	10,630
AV-101	732	251
All other	34	10
	23,166	10,891
Rent	269	296
Depreciation	45	42
All other	69	107
Total Research and Development Expense	$28,186	$15,394

The increase in salaries and benefits expense for the six months ended September 30, 2022 primarily reflects the addition of ten new management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs since September 30, 2021, as well as the impact of salary increases effective in January 2022 granted to our R&D management and staff. These increases are partially offset by the elimination during the six months ended September 30, 2022 of the accrual for estimated additional compensation expense for R&D officers and employees as a result of the outcome of the PALISADE-1 study and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual of approximately $1,130,000 at September 30, 2021 for estimated achievement of calendar 2021 objectives. As previously noted, we expect R&D salaries and benefit expense to further decrease in future periods as a result of voluntary resignations of certain R&D employees subsequent to September 30, 2022.

Stock-based compensation expense for the six months ended September 30, 2022 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since May 2019, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 have become fully vested and amortized prior to the six months ended September 30, 2022 and the May 2019 grants became fully vested during the six months then ended. Grants awarded after September 30, 2021, including those granted to new employees, account for approximately $347,000 of expense for the six months ended September 30, 2022, offset by an expense reduction of approximately $139,000 attributable to certain options granted between May 2019 and May 2020 that became fully vested and amortized prior to or during the six months ended September 30, 2022. Grants made during the six months ended September 30, 2021 reflected a full six months of vesting and amortization during the six months ended September 30, 2022, or became fully vested and amortized, decreasing expense for such options by $68,000. The extension of option exercisability by 90 days for a terminated employee accounted for approximately $109,000 of additional expense for the six months ended September 30, 2022. 2019 ESPP expense for the six months ended September 30, 2022 was $25,400 compared to $16,700 during the six months ended September 30, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our PH94B and PH10 development initiatives. Expense for the six months ended September 30, 2022 also includes nominal contract recruiting services for certain specialized R&D employee and consultant positions.

PH94B and PH10 project expense increased by approximately $11.8 million in the six months ended September 2022 compared to the six months ended September 30, 2021. PH94B expense for the six months ended September 30, 2022 reflects (i) the costs associated with conducting and completing the PALISADE-1 study, including data analysis and root cause investigations, (ii) costs associated with the PALISADE-2 study prior to its pause and for the interim analysis of data available from PALISADE-2, (iii) costs associated with conducting the PALISADE OLS study prior to its termination, and (iv) on-going costs for conducting the Phase 2A study of PH94B in AjDA, as well as various other clinical, nonclinical, regulatory and manufacturing activities. The PALISADE-1 study commenced in May 2021 and we announced the results in July 2022. The PALISADE OLS study commenced in July 2021, PALISADE-2 commenced in August 2021 and the PH94B AjDA study commenced in mid-June 2021. Throughout the six months ended September 30, 2022 and 2021, respectively, manufacturing, formulation, process validation and analysis of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both PH94B and PH10. Additionally, there was significant regulatory activity during the six months ended September 30, 2022 leading to the late-September 2022 submission to the FDA of the IND for PH10 in MDD. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2023 and Fiscal 2022. However, as a result of pausing PALISADE-2 in July 2022 and terminating the PALISADE OLS study in August 2022, we expect costs associated with our continued PH94B-related initiatives, including our Phase 2 AjDA study and other nonclinical studies of PH94B, to substantially decrease in the near-term and then increase once again as we resume recruitment and enrollment in PALISADE-2 in the first quarter of calendar 2023. We anticipate increased clinical development expense associated with PH10 in the near term as we anticipate a U.S. Phase 1 clinical trial of PH10 to facilitate potential U.S. Phase 2B development of PH10 for treatment of MDD. In both six-month periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Expense in the six months ended September 30, 2022 also includes the impact of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

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

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $2.6 million to approximately $8.5 million for the six months ended September 30, 2022, compared to approximately $5.9 million for the six months ended September 30, 2021. Primary components of the increase include:

(i)

Customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily for PH94B in SAD, initiated in expectation of positive clinical trial results from the PALISADE Phase 3 program;

(ii)	Expensing professional services incurred in anticipation of a potential credit facility offering that we opted to forego as a result of the PALISADE-1 outcome;
(iii)	Increased insurance coverage limits and new coverages added to our insurance portfolio;
(iv)	An increase in stock-based compensation expense related to recent option grants;
(v)	Expanded investor and public relations and corporate awareness initiatives; and
(vi)

The impact of new G&A employees hired since September 30, 2021, offset by the elimination during the quarter ended September 30, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual at September 30, 2021 for estimated achievement of calendar 2021 objectives.

Noncash general and administrative expense, approximately $1,164,000 and $1,134,000 for the six months ended September 30, 2022 and 2021, respectively, primarily reflects stock-based compensation and depreciation in both periods, an adjustment to contract acquisition amortization expense in the six months ended September 30, 2022 and a write-off of deferred offering costs in the six months ended September 30, 2021. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2022	2021

Salaries and benefits	$2,102	$2,186
Stock-based compensation	1,193	801
Board fees and other consulting services	317	216
Legal, accounting and other professional fees	1,470	905
Investor and public relations	696	288
Pre-launch marketing studies and analyses	1,727	577
Insurance	682	266
Travel expenses	60	3
Rent and utilities	194	219
Sublicense contract amortized acquisition expense	(55)	67
Write off of deferred offering costs	-	232
All other expenses	108	104
	$8,494	$5,864

The decrease in salaries and benefits expense for the six months ended September 30, 2022 primarily reflects the addition of six additional management and staff positions including our Vice President, Medical Affairs in October 2021, our Vice President, Strategic Insights and Analytics in November 2021, our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022, our Vice President, Associate General Counsel in August 2022 and one additional administrative employee in June 2022, as well as the impact of salary increases effective in January 2022 granted to our G&A management and staff. These increases are offset by the elimination during the six months ended September 30, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of the PALISADE-1 study and delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual of approximately $862,000 at September 30, 2021 for estimated achievement of calendar 2021 objectives. As previously noted, we expect G&A salaries and benefit expense to further decrease in future periods as a result of voluntary resignations of certain G&A employees subsequent to September 30, 2022.

Stock-based compensation expense for the six months quarter ended September 30, 2022 reflects the amortization of option grants made to our G&A officers and staff and certain consultants since May 2019, in addition to grants to new employees as indicated above. With the exception of options granted in May 2019, September 2019 and April 2020, which became fully vested and amortized in May 2022, September 2022 and April 2022, respectively, all outstanding options granted to G&A employees and consultants prior to October 2020 have become fully vested and amortized prior to September 30, 2022. Grants awarded after September 30, 2021, including those granted to new employees, account for approximately $552,000 of expense during the six months ended September 30, 2022, offset by an expense reduction of approximately $331,000 attributable to certain options granted between May 2019 and June 2020 that became fully vested and amortized prior to or during the six months ended September 30, 2022. Grants made during the six months ended September 30, 2021 reflected a full six months of expense during the six months ended September 30, 2022, increasing expense by approximately $153,000 compared to the prior year. 2019 ESPP expense for the six months ended September 30, 2022 was approximately $9,000 compared to $8,700 for the six months ended September 30, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for the six months ended September 30, 2022 also include recruiting fees for certain administrative positions.

Legal, accounting and other professional fees for both periods include expenses related to routine and project-based legal services as well as accounting services related to the annual audit and quarterly review of our financial statements. Expense for both periods includes the cost of certain outsourced financial and accounting services and our information technology service provider. Expense in the six months ended September 30, 2021 also included costs related to our implementation of new accounting software. Expense in both periods also includes legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios. During the six months ended September 30, 2022, we expensed approximately $301,000 of professional services fees incurred in anticipation of a potential credit facility offering that we opted to forego following the results of PALISADE-1.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, primarily in the six months ended September 30, 2022, additional market awareness and strategic advisory and support functions and initiatives. During both periods, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During both periods, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. Given the results of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for PH94B in SAD, we have paused or concluded most of such activities and are evaluating the extent and timing of such future activities, and it is anticipated that such expenditures will not recur in the short term in excess of the level expended during the six months ended September 30, 2022.

The increase in insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity and employment practices liability, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic continuing throughout both Fiscal 2021 and Fiscal 2022, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. We incurred nominal travel expense during the six months ended September 30, 2022 for attendance at seminars, and for vendor audits, clinical trial site visits and certain investor-focused events, as conditions have permitted.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our extended estimate of the time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs. During the six months ended September 30, 2022, we reversed previously recorded expense of $54,800, including $29,100 which had been expensed in the quarter ended June 30, 2022. During the six months ended September 30, 2021, we amortized $66,900 of contract acquisition costs.

In June 2021, we terminated our previous equity line agreement with Lincoln Park Capital. Upon termination of the agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense.

Interest and Other Expense

Interest income, net totaled $8,400 for the six months ended September 30, 2022, compared to $10,200 for the six months ended September 30, 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Six Months Ended September 30,
	2022	2021
Interest income	$22	$10
Interest expense on financing lease and insurance premium financing note	(14)	-
Interest income, net	$8	$10

For the six months ended September 30, 2022 and 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although interest rates have increased during the six months ended September 30, 2022, our cash deposit balances have declined as we used such amounts to fund our operations. Interest expense for the six months ended September 30, 2022 relates to interest paid on the insurance premium financing note executed in May 2022 and in both periods on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in February 2021, February 2022 or May 2021.

We recognized approximately $737,000 during the six months ended September 30, 2021 attributable to the 10% cumulative dividend accrued on then-outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Condensed Consolidated Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.6 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have been the primary sources of our liquidity during Fiscal 2022 and through the date of this Report. During the six months ended September 30, 2022, we received approximately $160,500 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Ownership Program (the ESPP).

We had cash and cash equivalents of approximately $35.3 million at September 30, 2022, which we believe is probable not to be sufficient to fund our planned operations for the twelve months following the issuance of these consolidated financial statements, which raises substantial doubt that we can continue as a going concern. We are continuing to evaluate our cash resources given the results of PALISADE-1 and our decisions to (i) resume recruitment and enrollment in PALISADE-2 following the independent third-party interim analysis of data from subjects randomized in PALISADE-2 to date, (ii) end recruitment and enrollment in the PALISADE OLS study of PH94B, (iii) continue our small exploratory Phase 2A clinical study of PH94B in adults experiencing AjDA, and (iv) prepare to conduct a small and brief Phase 1 clinical safety study of PH10 to facilitate potential Phase 2B development, on our own or with a collaborator, of PH10 as a potential stand-alone rapid-onset treatment for MDD. We are continuing to evaluate the resulting implications for the conduct and timing of other clinical trials and strategies and opportunities for the development and commercialization, on our own or with collaborators, all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to invest substantial additional capital resources to develop and commercialize our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic collaborations to advance development and commercialization of our product candidates. For example, we may seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement, which applies to development of PH94B in certain Pacific-Asian territories, to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to the on-going COVID-19 pandemic, adjustments in the size of our staff, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to enter into collaborations on terms acceptable to us. To further advance the clinical development of PH94B, PH10, and AV-101, as well as support our operating activities, we plan to continue to carefully manage our routine operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current strategic collaboration under the AffaMed Agreement or other strategic collaborations will generate revenue from future potential milestone payments. Further, on September 6, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards could potentially result in a delisting of our common stock, which could materially reduce the liquidity of our common stock, result in a further reduction in the price of our common stock, require us to implement a reverse stock split, and/or impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. If we are unable to obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The Condensed Consolidated Financial Statements included in Part I of this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(32,309)	$(17,623)
Net cash used in investing activities	(200)	(200)
Net cash provided by (used in) financing activities	(339)	8,342

Net decrease in cash and cash equivalents	(32,848)	(9,481)
Cash and cash equivalents at beginning of period	68,135	103,108
Cash and cash equivalents at end of period	$35,287	$93,627

As described above, the combination of the net proceeds we received from public offerings in Fiscal 2021, from transactions under our ATM in Fiscal 2022 and from warrant exercises in both Fiscal 2021 and Fiscal 2022, have been the primary sources of our available cash during Fiscal 2022 and during the six months ended September 30, 2022. The increase in cash used in operations during the six months ended September 30, 2022 reflects our continued conduct, completion, pause or termination of PH94B clinical trials including PALISADE-1, PALISADE-2, the PALISADE OLS, and the Phase 2 AjDA study, as previously described, as well as ongoing manufacturing and regulatory initiatives and other nonclinical studies of our product candidates. Additionally, during Fiscal 2022, we expanded our internal capabilities with the addition of numerous senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline. In both periods, but to a much greater extent during the six months ended September 30, 2022, in parallel with our clinical and regulatory initiatives, and in expectation of positive results from the PALISADE Phase 3 Program, we have engaged in customary pre-commercialization analyses, modeling, planning and awareness initiatives. Given the results of the PALISADE-1 study, we have paused most of such activities and are evaluating the extent and timing of such future activities. Cash used in investing activities during the six months ended September 30, 2022 reflects laboratory analytical equipment acquired for our internal studies and experiments on both PH94B and PH10 and cash used during the six months ended September 30, 2021 primarily reflects the cost of laboratory analytical equipment acquired for use by our CMO in connection with the development and production of PH94B drug product. Cash used by financing activities during the six months ended September 30, 2022 is primarily the result of the proceeds of option exercises and the purchase of common stock under our ESPP, net of principal payments on our insurance premium financing note and expenditures related to the ATM transaction with Jefferies which are recorded as deferred offering costs. Cash provided by financing activities during the six months ended September 30, 2021 is primarily the result of warrant exercises, net of expenditures related to the ATM transaction with Jefferies and recorded as deferred offering costs.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2022, filed with the Securities and Exchange Commission (SEC) on August 11, 2022, that occurred during the quarter ended September 30, 2022, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	we have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future;
●	we require substantial additional financing to execute our long-term business plan, including further development and commercialization of our CNS product candidates;
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

Although we maintain workers' compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $37.3 million and $20.5 million for the six months ended September 30, 2022 and 2021, respectively, and $47.8 million and $17.9 million during our fiscal years ended March 31, 2022 and 2021, respectively. At September 30, 2022, we had an accumulated deficit of approximately $304.9 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2022 as a result of the uncertainty of our ability to continue as a going concern. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expense, including medical education, sales and marketing expense. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through September 30, 2022, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020,the majority of which remains recorded as deferred revenue at September 30, 2022, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Although we had cash and cash equivalents of approximately $35.3 million at September 30, 2022, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer and Chief Financial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 34 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems following our change in business plans as a result of the negative results of our PALISADE-1 clinical trial or in the future. As of the date of this Report, a total of five employees have voluntarily resigned from their positions within the Company since September 30, 2022, including, most recently, our Chief Commercial Officer. We expect the work conducted by these individuals will, in the near term, be assumed by other employees and, when appropriate, resumed by personnel that may be hired in the future as we advance the development and potential commercialization of one or more of our product candidates. However, competition for qualified personnel in the pharmaceuticals field is intense, and we may not be able to attract and retain quality personnel on acceptable terms.

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

On September 6, 2022, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 6, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by March 6, 2023, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by implementing a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

Our Restated Articles of Incorporation, as amended (the Articles), permit us to issue up to 10.0 million shares of preferred stock.  As a result, our Board could authorize the issuance of additional series of preferred stock in the futures and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

On November 8, 2022, Ann M. Cunningham notified our Board of her intention to resign as the Company’s Chief Commercial Officer, effective November 11, 2022. Ms. Cunningham will continue to serve as a member of the Board following her resignation as Chief Commercial Officer. Following Ms. Cunningham’s resignation as Chief Commercial Officer, i3 Strategy Partners, a consulting firm for which Ms. Cunningham is a Managing Partner, will begin providing certain consulting services to the Company pursuant to a consulting agreement. The initial term of the agreement will end on March 31, 2024, and, pursuant to the agreement, i3 Strategy Partners will receive a fee of $120,000 for the period from the effective date of the agreement through March 31, 2023 and $10,000 per month thereafter.

On November 9, 2022, the Company filed Certificates of Withdrawal of (i) the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, (ii) the Certificate of Designation of the Relative Rights and Preferences of the 10% Convertible Series B Preferred Stock, (iii) the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock and (iv) the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (collectively, the Certificates of Withdrawal) to eliminate the authorization of each of the Company’s Series A Convertible Preferred Stock (Series A Preferred), 10% Convertible Series B Preferred Stock (Series B Preferred), Series C Convertible Preferred Stock (Series C Preferred) and Series D Convertible Preferred Stock (Series D Preferred) of which all previously issued shares have been fully converted in common stock and are no longer outstanding. As a result of the filing of the Certificates of Withdrawal, the previously authorized and issued shares of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred return to being authorized, unissued and undesignated shares of preferred stock. Copies of the Certificates of Withdrawal are attached to this Report as Exhibits 3.2, 3.3, 3.4 and 3.5.

Item 6. EXHIBITS

Exhibit
Number	Description

3.1	Amendment No. 2 to the Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2022.

3.2*	Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, dated November 9, 2022.

3.3*	Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the 10% Convertible Series B Preferred Stock, dated November 9, 2022.

3.4*	Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, dated November 9, 2022.

3.5*	Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, dated November 9, 2022.

10.1*	Consulting Services Agreement between Vistagen Therapeutics, Inc and FitzPatrick & Co. LLC, dated January 21, 2022

10.2*	Amendment No, 1 to Consulting Services Agreement between Vistagen Therapeutics, Inc and FitzPatrick & Co. LLC, effective June 1, 2022.

10.3*	Consulting Agreement between Vistagen Therapeutics, Inc and i3 Strategy, dated November 10, 2022.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: November 10, 2022