Form 10-Q
period 2022-12-31
VistaGen Therapeutics, Inc.
filed 2023-02-07
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 7, 2023, 219,326,526 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

Vistagen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended December 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	December 31,	March 31,
	2022	2022
	(unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$25,037,300	$68,135,300
Prepaid expenses and other current assets	953,200	2,745,800
Deferred contract acquisition costs - current portion	67,000	116,900
Total current assets	26,057,500	70,998,000
Property and equipment, net	540,700	414,300
Right-of-use asset - operating lease	2,364,100	2,662,000
Deferred offering costs	411,400	321,800
Deferred contract acquisition costs - non-current portion	234,200	146,400
Security deposits	100,900	100,900
Total assets	$29,708,800	$74,643,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598,800	$2,758,600
Accrued expenses	1,085,200	1,329,200
Notes payable	419,100	-
Deferred revenue - current portion	712,300	1,244,000
Operating lease obligation - current portion	470,400	433,300
Financing lease obligation - current portion	1,600	-
Total current liabilities	4,287,400	5,765,100

Non-current liabilities:
Deferred revenue - non-current portion	2,492,200	1,557,600
Operating lease obligation - non-current portion	2,246,800	2,605,400
Financing lease obligation - non-current portion	7,900	-
Total non-current liabilities	4,746,900	4,163,000
Total liabilities	9,034,300	9,928,100

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and March 31, 2022: no shares outstanding at December 31, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at December 31, 2022 and March 31, 2022; 207,052,010 and 206,676,620 shares issued at December 31, 2022 and March 31, 2022, respectively	207,100	206,700
Additional paid-in capital	339,060,200	336,080,700
Treasury stock, at cost, 135,665 shares of common stock held at December 31, 2022 and March 31, 2022	(3,968,100)	(3,968,100)
Accumulated deficit	(314,624,700)	(267,604,000)
Total stockholders’ equity	20,674,500	64,715,300
Total liabilities and stockholders’ equity	$29,708,800	$74,643,400

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Dollars, except share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues:
Sublicense revenue	$179,600	$357,900	$(402,900)	$1,070,000
Total revenues	179,600	357,900	(402,900)	1,070,000
Operating expenses:
Research and development	6,854,000	7,780,000	35,039,800	23,173,600
General and administrative	3,092,100	3,118,100	11,586,200	8,982,300
Total operating expenses	9,946,100	10,898,100	46,626,000	32,155,900
Loss from operations	(9,766,500)	(10,540,200)	(47,028,900)	(31,085,900)
Other income, net:
Interest income, net	5,300	5,100	13,700	15,300
Loss before income taxes	(9,761,200)	(10,535,100)	(47,015,200)	(31,070,600)
Income taxes	-	-	(5,500)	(3,400)
Net loss and comprehensive loss	(9,761,200)	(10,535,100)	(47,020,700)	(31,074,000)

Accrued dividend on Series B Preferred stock	-	(208,100)	-	(945,100)

Net loss attributable to common stockholders	$(9,761,200)	$(10,743,200)	$(47,020,700)	$(32,019,100)

Basic and diluted net loss attributable to common stockholders per common share	$(0.05)	$(0.05)	$(0.23)	$(0.16)
Weighted average shares used in computing
basic and diluted net loss attributable to common stockholders per common share	206,838,084	202,328,683	206,749,238	195,179,267

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,020,700)	$(31,074,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,200	114,900
Stock-based compensation	2,734,900	2,078,700
Warrant modification expense	77,400	-
Amortization of operating lease right-of-use asset	297,900	462,800
Expense related to write-off of deferred offering costs	-	232,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,037,900	(2,114,000)
Operating lease liability	(321,500)	(574,300)
Deferred sublicense revenue, net of deferred contract acquisition costs	365,000	(969,400)
Accounts payable and accrued expenses	(1,509,500)	2,175,300
Net cash used in operating activities	(42,242,400)	(29,668,000)

Cash flows from property and investing activities:
Purchases of laboratory and other equipment	(212,000)	(200,300)
Net cash used in investing activities	(212,000)	(200,300)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including option exercises	104,400	116,000
Net proceeds from exercise of warrants	-	6,207,400
Net proceeds (expenses) from sale of common stock under At the Market (ATM) facility, net of deferred offering costs	(89,600)	4,040,100
Net proceeds from sale of common stock under Employee Stock Purchase Plan	63,100	99,500
Repayment of financing lease obligations	(1,000)	(2,800)
Repayment of note payable	(720,500)	-
Net cash (used in) provided by financing activities	(643,600)	10,460,200
Net decrease in cash and cash equivalents	(43,098,000)	(19,408,100)
Cash and cash equivalents at beginning of period	68,135,300	103,108,300
Cash and cash equivalents at end of period	$25,037,300	$83,700,200

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$1,139,700	$-
Acquisition of office equipment subject to financing lease	$10,600	$-
Accrued dividends on Series B Preferred	$-	$945,100
Accrued dividends on Series B Preferred settled upon conversion by issuance of common stock	$-	$7,217,800

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	180,751,234	$180,800	$315,603,100	$(3,968,100)	$(219,841,700)	$91,978,500
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(361,800)	-	-	(361,800)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	590,400	-	-	590,400
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	1,516,768	1,500	1,108,200	-	-	1,109,700
Conversion of Series D Preferred stock into common stock	-	-	-	-	-	-	(402,149)	(400)	9,249,427	9,200	(8,800)	-	-	-
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	16,251	-	31,600	-	-	31,600
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	82,504	100	-	-	-	100
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	15,824	-	12,900	-	-	12,900
Net loss for quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,744,500)	(7,744,500)
Balances at June 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	191,632,008	191,600	316,975,600	(3,968,100)	(227,586,200)	85,616,900
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(375,200)	-	-	(375,200)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	764,500	-	-	764,500
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	3,297,777	3,300	3,141,800	-	-	3,145,100
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	1,502,378	1,500	4,256,300	-	-	4,257,800
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	43,622	-		-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	83,000	100	45,000	-	-	45,100
Net loss for quarter ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(12,794,400)	(12,794,400)
Balances at September 30, 2021	500,000	500	1,131,669	1,100	2,318,012	2,300	-	-	196,558,785	196,500	324,808,000	(3,968,100)	(240,380,600)	80,659,800
Accrued dividends on Series B Preferred	-	-	-	-	-	-	-	-	-	-	(208,100)	-	-	(208,100)
Stock-based compensation expense (including ESPP)	-	-	-	-	-	-	-	-	-	-	723,800	-	-	723,800
Proceeds from exercise of warrants	-	-	-	-	-	-	-	-	2,484,246	2,500	1,950,100	-	-	1,952,600
Net proceeds from issuance of common stock under ATM facility	-	-	-	-	-	-	-	-	15,420	-	41,300	-	-	41,300
Conversion of Series C Preferred into common stock	-	-	-	-	(2,318,012)	(2,300)	-	-	2,318,012	2,300	-	-	-	-
Conversion of Series B Preferred into common stock, including common stock issued in payment of accrued dividends	-	-	(1,131,669)	(1,100)	-	-	-	-	4,427,447	4,400	7,214,500	-	-	7,217,800
Conversion of Series A Preferred into common stock	(500,000)	(500)	-	-	-	-	-	-	750,000	800	(300)	-	-	-
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	50,000	100	57,900	-	-	58,000
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	40,960	-	67,800	-	-	67,800
Net loss for quarter ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(10,535,100)	(10,535,100)
Balances at December 31, 2021	-	$-	-	$-	-	$-	-	$-	206,644,870	$206,600	$334,655,000	$(3,968,100)	$(250,915,700)	$79,977,800

(Continued)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Amounts in Dollars, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balances at March 31, 2022	-	$-	-	$-	-	$-	-	$-	206,676,620	$206,700	$336,080,700	$(3,968,100)	$(267,604,000)	$64,715,300
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	956,900	-	-	956,900
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	100,000	100	99,900	-	-	100,000
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	75,000	100	56,000	-	-	56,100
Net loss for quarter ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(19,776,300)	(19,776,300)
Balances at June 30, 2022	-	-	-	-	-	-	-	-	206,851,620	206,900	337,193,500	(3,968,100)	(287,380,300)	46,052,000
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,031,800	-	-	1,031,800
Issuance of common stock upon exercise of options for cash	-	-	-	-	-	-	-	-	11,000	-	4,400	-	-	4,400
Issuance of common stock upon cashless exercise of options	-	-	-	-	-	-	-	-	109,390	100	(100)	-	-	-
Net loss for quarter ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(17,483,200)	(17,483,200)
Balances at September 30, 2022	-	-	-	-	-	-	-	-	206,972,010	207,000	338,229,600	(3,968,100)	(304,863,500)	29,605,000
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	746,300	-	-	746,300
Increase in fair value attributable to warrant modification	-	-	-	-	-	-	-	-	-	-	77,400	-	-	77,400
Sale of common stock pursuant to 2019 Employee Stock
Purchase Plan	-	-	-	-	-	-	-	-	80,000	100	6,900	-	-	7,000
Net loss for quarter ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(9,761,200)	(9,761,200)
Balances at December 31, 2022	-	$-	-	$-	-	$-	-	$-	207,052,010	$207,100	$339,060,200	$(3,968,100)	$(314,624,700)	$20,674,500

See accompanying notes to Condensed Consolidated Financial Statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

Vistagen Therapeutics, Inc., a Nevada corporation (which may be referred to as Vistagen, the Company, we, our, or us), is advancing the development of therapeutics for certain disorders of the central nervous system (CNS) with the potential to be faster-acting, and with fewer side effects and safety concerns than treatments currently available for those conditions. Our most advanced clinical-stage candidates, PH94B and PH10, may provide relief from multiple forms of anxiety and depression. They belong to a new class of drugs known as pherines. These investigational neuroactive steroids are formulated as nasal sprays at very low concentrations and are designed to achieve rapid-onset anti-anxiety (PH94B) or antidepressant (PH10) effects. We believe these drug candidates directly activate chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” (anti-anxiety) and “fear on” (antidepressant) neural circuits in the brain, without requiring systemic uptake or direct activity on CNS neurons in the brain. Our goal is to become a biopharmaceutical company that develops and commercializes innovative therapies for anxiety, depression, and other CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the United States (U.S.) and worldwide.

Our Product Candidates

PH94B Nasal Spray

PH94B is a synthetic investigational neuroactive steroid from the androstane family of pherines. When administered intranasally in microgram doses, PH94B activates receptors in the membrane of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that in turn connect to neurons in the limbic amygdala involved in the pathophysiology of social anxiety disorder (SAD) and potentially other anxiety and mood disorders. PH94B does not exert effects on receptor targets with known abuse potential (e.g., dopamine, nicotinic, and opiate receptors) and has neither agonistic nor antagonistic effects on GABAA α1/β2/γ2 ion channels. PH94B is pharmacologically active without requiring apparent systemic uptake and distribution to achieve its rapid-onset and short duration of anxiolytic effects.  The FDA has designated PH94B as a Fast Track product candidate, and we are currently developing PH94B for the treatment of anxiety symptoms in adult subjects with SAD and for anxiety symptoms in adult subjects with adjustment disorder (AjDA).

The proposed MOA of PH94B is fundamentally differentiated from all currently approved anti-anxiety medications, including the three antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers, which, although not FDA-approved for treatment of SAD, are prescribed for treatment of SAD on an off-label basis. Pre-clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential abuse, misuse and addiction associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

PALISADE-1.  In May 2021, we initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1, a single-administration assessment Phase 3 public speaking challenge clinical study of PH94B for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the early phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration assessment Phase 2 public speaking challenge study of PH94B in SAD, which involved self-administration of only a single dose of PH94B by subjects randomized to the treatment arm. All subjects were given an anxiety-provoking public speaking challenge, conducted only in a clinical setting, and their change in Subjective Units of Distress Scale (SUDS) score was determined.

In July 2022, we announced top line results from PALISADE-1. Although the safety and tolerability of PH94B in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the following hypotheses are among the potential explanations for the unexpected outcome in PALISADE-1: (i) the study was conducted through surges of the COVID-19 pandemic, introducing significant additional variability in terms of changing social dynamics, subject stress,  study site and CRO personnel turnover, mask wearing, and scheduling and monitoring complexities; (ii) the public speaking challenge study design may not have been scalable to a large Phase 3 study, especially during the pandemic, given the complexities of consistently administering the highly provocative challenge and rigorously adhering to the study protocol across numerous study sites and over an extended time period; and (iii) some subjects in the study may have had reduced potential to respond to PH94B due to impaired olfactory cell function potentially caused by the COVID-19 virus, nasal swab testing for COVID-19 or influenza, and/or heavy cannabis use, smoking or vaping.

PALISADE-2.  In October 2021, we initiated PALISADE-2, which involves the same clinic-based public speaking challenge study design and use of the SUDS as the primary efficacy endpoint as PALISADE-1. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned, without revealing the underlying data to us. In addition, we recently submitted to the FDA various adjustments to the PALISADE-2 study protocol. Should we opt to resume PALISADE-2, the proposed amendments address certain methodological issues we believe may have contributed to the unexpected outcome of PALISADE-1.

In December 2022, two of our peer biopharmaceutical companies announced that the top line results of their recently completed SAD studies using the single assessment public speaking challenge study design, with SUDS as the primary efficacy endpoint, also did not achieve their primary efficacy endpoint in their respective study.  Upon reviewing the information and data available to us at this time, we believe it is not yet advisable to make a decision about resuming PALISADE-2 before discussing our broader Phase 3 development plan for PH94B with the FDA and further assessing potential impact of the proposed adjustments to the PALISADE-2 protocol in light of the recent results of SAD studies by our peers involving the public speaking challenge methodology. We are currently preparing to meet with the FDA to discuss that plan, which includes, among other things, a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of PH94B in adults, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of PH94B over time in patients with SAD to support a potential New Drug Application (NDA). We expect to announce our plans for PALISADE-2 concurrently with other updates to our PH94B Phase 3 development plan for SAD.

PALISADE Open Label Study.     The long-term administration of 3.2 µg of PH94B up to four times a day as needed in the PALISADE Open Label Study (PALISADE OLS) was safe, well tolerated, and led to improvement in LSAS scores.  The PALISADE OLS was a Phase 3, open-label safety trial designed to evaluate the safety and tolerability of multiple, as-needed administrations (up to four times a day) of PH94B in adults with SAD. This study also evaluated the change from baseline in monthly standard clinical measurements and behavioral assessment scales (LSAS, CGI-S, CGI-I, and PGI-C) in response to anxiety-provoking social situations in daily‑life after the administration of PH94B. Safety and tolerability of PH94B were assessed and summarized during monthly visits from baseline to end of treatment in AEs, laboratory values, 12‑lead electrocardiograms (ECGs), physical examinations, and vital sign assessments following exposure to PH94B. Following the completion of PALISADE-1, PALISADE OLS was terminated early, solely for strategic business reasons, and not due to any safety concerns with PH94B. We believe unpublished preliminary data from the final dataset from PALISADE OLS provide evidence to further support the safety and efficacy of PH94B for treating SAD, as measured by AE frequency and improvement in SAD severity as measured by the LSAS, CGI-I, and PGI-C, respectively.  Overall, we believe the long-term administration of 3.2 µg of PH94B, up to four times a day as needed, appears to be safe and well tolerated in adult subjects with SAD.

Potential Next Steps in SAD Phase 3 Development Plan.  We believe data from approximately 400 subjects in the PALISADE OLS over a period of one month and beyond, combined with the data from the previous Phase 2 randomized, double-blind, placebo-controlled, crossover study of PH94B after two weeks of use, as discussed above, demonstrate the potential for PH94B to achieve robust overall reduction in symptoms of SAD and improvement in severity of the disorder over time, as measured by the LSAS. These data also appear to suggest that studies involving multiple administrations of PH94B over time on an as-needed basis, up to four times per day, when subjects experience daily, real-life, socially stressful situations may most accurately reflect the true efficacy of PH94B in patients with SAD and represent the actual way in which they would use PH94B. Utilizing the LSAS as the primary efficacy outcome measure in our next Phase 3 study is consistent with the pivotal registration trials for all three currently approved treatments for SAD. As those studies indicate, the LSAS is capable of measuring a drug’s efficacy in patients with SAD due to its ability to capture patient feedback on fear and anxiety regarding various social situations, as well avoidance of such situations. Hence, we believe using the LSAS as the primary efficacy endpoint for our further Phase 3 development of PH94B has the potential to demonstrate its efficacy and true impact on patients’ lives.

Accordingly, we are preparing to meet with the FDA to discuss our broader Phase 3 development plan for PH94B in SAD, which plan includes, among other things, the possibility of conducting a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of PH94B in adults, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of PH94B over time in patients with SAD to support a potential PH94B New Drug Application (NDA). Unlike the PALISADE Phase 3 studies, which involved assessment of only a single self-administration of PH94B in a clinic-based public speaking challenge with the SUDS as the primary outcome measure, the Phase 3 study contemplated as part of our broader plan would involve multiple self-administrations of PH94B, on an as-needed basis, up to four times per day, in a real-world setting over a multiple week period, with the LSAS as the primary efficacy endpoint, consistent with the FDA’s precedent-setting approvals of the three antidepressants for treatment of SAD. Given that LSAS measures overall improvement in disease severity by measuring the reduction in fear and anxiety over time, as well as the avoidance of anxiety-provoking social and performance situations, as noted, we believe the LSAS will be appropriate to measure and reflect the true impact of PH94B on patients’ lives.

Exploratory Phase 2A Development for AjDA and Future Development Opportunities.  In January 2023, we completed our small exploratory Phase 2A clinical study of PH94B, designed to assess its therapeutic potential in adults experiencing adjustment disorder with anxiety (AjDA). Adjustment disorder (AjD) refers to a maladaptive emotional or behavioral response to an identifiable stressor. AjD occurs within three months of exposure to the stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Current pharmacological treatments for AjDA vary widely and include antidepressants (SSRIs and SNRIs), benzodiazepines, buspirone and natural products such as cannabidiol. Our randomized, double-blind, placebo-controlled exploratory Phase 2A study in AjDA involved daily use of PH94B administered four times per day in a real-world outpatient setting for 28 days. We anticipate top line results by the end of the first calendar quarter of 2023. We may also have potential opportunities to develop PH94B for other anxiety-related disorders.

PH10

PH10 is an investigational pherine nasal spray for the treatment of major depressive disorder (MDD) with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for MDD and other depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory neurons in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10’s proposed MOA involves binding to receptors for chemosensory neurons in the nasal passages to regulate the olfactory amygdala “fear on” neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake to produce rapid-onset of antidepressant effects and does not cause the side effects and safety concerns potentially associated with KBT.

In December 2022, we announced that the FDA granted Fast Track designation for PH10 as a potential treatment for MDD.

In a small (n=30) exploratory randomized, double-blind, placebo-controlled parallel design Phase 2A study MDD conducted in Mexico, at a 6.4 μg dose administered intranasally twice daily for 8 weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p = 0.022). Peer-reviewed results of the study published in the British Journal of Pharmaceutical and Medical Research (Monti, et al., Br J Phar Med Res (2019) 4(06):2157 – 2168) also showed that PH10 was well-tolerated and did not cause psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT.

Following the submission of a U.S. Investigational New Drug (IND) application for a Phase 1 study of PH10 in the U.S. in healthy volunteers, in December 2022, we were advised by the FDA that we may proceed with the study. The primary objective of this U.S. single center, Phase 1, randomized, double-blinded, placebo-controlled study is to investigate the safety and tolerability of PH10 in healthy adult subjects (n=12). In January 2023, we announced that the first cohort of healthy volunteers had been dosed in the Phase 1 study and we anticipate completion of the study by the end of the first calendar quarter of 2023.

AV-101

AV-101 (4-chlorokynurenine) is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective antagonist of the glycine co-agonist site of the NMDA receptor (NMDAR) that inhibits the function of the NMDAR. Unlike ketamine and other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in the Company’s studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns, unlike several other modulators of the NMDAR. Based on observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has the potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are presently conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid and expect to complete dosing of the final cohort in the study in the first half of 2023.

The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Subsidiaries

VistaGen Therapeutics, Inc., a California corporation d/b/a VistaStem (VistaStem), is our wholly owned subsidiary. For the relevant periods, our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of VistaStem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Note 2.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2022 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2023, or for any other future interim or other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $314.6 million accumulated from inception ( May 1998) through December 31, 2022. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of PH94B, PH10 and AV-101.

Since our inception in May 1998 through December 31, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Liquidity, Capital Resources and Going Concern

During our fiscal year ended March 31, 2022 (Fiscal 2022), holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.6 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaborative Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have provided the primary sources of our liquidity during Fiscal 2022 and through the date of this Report in our current fiscal year. During the nine months ended December 31, 2022, we have received approximately $167,500 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

We had cash and cash equivalents of approximately $25.0 million at December 31, 2022, which we believe will not be sufficient to fund our planned operations for the twelve months following the issuance of these Condensed Consolidated Financial Statements, which raises substantial doubt regarding our ability to continue as a going concern. We are continuing to evaluate our cash resources as we prepare for further discussions with the FDA regarding the next steps in our late-stage development of PH94B for the treatment of SAD, collect and analyze topline results from our exploratory Phase 2A clinical study of PH94B in adults experiencing AjDA, conduct the small Phase 1 clinical safety study of PH10 to facilitate potential Phase 2B development, on our own or with a collaborator, as a potential stand-alone rapid-onset treatment for MDD and conduct our Phase 1 safety study of AV-101 in combination with probenecid to facilitate potential exploratory Phase 2A development of AV-101. We are continuing to evaluate the potential  implications for the conduct and timing of other clinical trials and strategies for the development and commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. For example, we may seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement, which applies only to development and commercialization of PH94B in Greater China, South Korea and Southeast Asian territories, to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based capital from non-dilutive sources, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current development and commercialization collaboration under the AffaMed Agreement or other strategic partnering collaborations will generate revenue from future potential milestone payments or otherwise. Further, on September 6, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards by March 6, 2023, the expiration of the 180-day period in which to regain compliance, unless extended, could potentially result in a delisting of our common stock, which could materially reduce the liquidity of our common stock, result in a further reduction in the price of our common stock, require us to implement our stockholder-authorized reverse stock split to maintain our listing, and/or impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. If we do not regain compliance by  March 6, 2023, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by implementing a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel. If we are unable to regain timely compliance with the Nasdaq continued listing standards and/or obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our common stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, and we may not be able to continue as a going concern. The Condensed Consolidated Financial Statements included in this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those relating to revenue recognition, share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase.

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of PH94B for an as needed treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been our only source of revenue for the nine months ended December 31, 2022 and during both Fiscal 2022 and Fiscal 2021. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

Under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to ASC 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.

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

The difference between revenue recognized to date and the consideration invoiced or received to date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). As described more completely in Note 11, Sublicensing and Collaborative Agreements, as a result of the outcome of PALISADE-1, we extended our estimate of the time necessary to complete our performance obligation under the AffaMed Agreement. In accordance with the guidance of ASC 606, the extension of the estimated time to complete our performance obligation required recording a cumulative catch-up adjustment in which we derecognized $892,500 and $582,500 of previously recognized revenue during the three and six months ended September 30, 2022, respectively, including $310,000 of revenue that had been recognized in the quarter ended June 30, 2022. We recognized $179,600 of revenue during the quarter ended December 31, 2022. Following the cumulative catch-up adjustment, through December 31, 2022, we have recognized an aggregate of $1,795,500 in revenue under the AffaMed Agreement and, at that date, we have recorded $3,204,500 as deferred revenue. The following table presents changes in our contract liabilities for the nine months ended December 31, 2022 after giving effect to the cumulative catch-up adjustment:

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	December 31, 2022
Deferred Revenue - current portion	$1,244,000	$-	$(531,700)	$712,300
Deferred Revenue - non-current portion	1,557,600	1,114,200	(179,600)	2,492,200
Total	$2,801,600	$1,114,200	$(711,300)	$3,204,500

During the three and nine months ended December 31, 2022, we recognized $179,600 of revenue and derecognized $402,900 of revenue, respectively, related to the AffaMed Agreement as a result of the cumulative catch-up adjustment, compared to recognizing $357,900 and $1,070,000 of revenue for the three and nine months ended December 31, 2021, respectively.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our PH94B license agreement with Pherin Pharmaceuticals, Inc. (Pherin), and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 233,645 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheets. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligation under the AffaMed Agreement and the amortization expense has been included in general and administrative expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss. As described above, we have extended our estimate for the time required to satisfy our performance obligation under the AffaMed Agreement. Accordingly, our amortization of the contract acquisition costs is also subject to a cumulative catch-up adjustment. During the three and six months ended September 30, 2022, we recorded a cumulative catch-up adjustment pursuant to which we reversed previously recorded expense of $83,900 and $54,800, respectively, including $29,100 which had been recognized in the quarter ended June 30, 2022, to general and administrative expense. We recognized expense of $16,900 during the quarter ended December 31, 2022, resulting in a net expense reversal of $37,900 for the nine months ended December 31, 2022. We recorded expense of $33,600 and $100,600 for the three and nine months ended December 31, 2021, respectively. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the nine months ended December 31, 2022 after giving effect to the cumulative catch-up adjustment.

	Balance at			Balance at
	March 31, 2022	Additions	Deductions	December 31, 2022
Deferred Contract Acquisition Costs - current portion	$116,900	$-	$(49,900)	$67,000
Deferred Contract Acquisition Costs - non-current portion	146,400	87,800	-	234,200
Total	$263,300	$87,800	$(49,900)	$301,200

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Research and development expense	$296,200	$281,800	$1,091,900	$836,200
General and administrative expense	450,100	442,000	1,643,000	1,242,500
Total stock-based compensation expense	$746,300	$723,800	$2,734,900	$2,078,700

Expense amounts reported above include $9,500 and $34,900 in research and development expense for the three and nine months ended December 31, 2022, respectively, and $4,100 and $13,100 in general and administrative expense for the three and nine months ended December 31, 2022, respectively, attributable to employee participation in our 2019 ESPP. Expense amounts reported above include $14,400 and $31,100 in research and development expense for the three and nine months ended December 31, 2021, respectively, and $6,000 and $14,600 in general and administrative expense for the three and nine months ended December 31, 2021, respectively, attributable to employee participation in our 2019 ESPP.

During the nine months ended December 31, 2022, we granted from our 2019 Omnibus Equity Incentive Plan (the 2019 Plan) options to purchase an aggregate of 4,162,000 shares of our common stock, including options to purchase 2,900,000 shares granted to all of our employees except executive officers and members of our Board of Directors (Board) in November 2022, at exercise prices equal to the closing market price of our common stock on the date of grant. Options to newly hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. Options granted to consultants generally vest 25% on the grant date and ratably monthly over the next twelve months. The options granted in November 2022 vest on the same terms as for options to newly hired employees. We valued the options granted during the nine months ended December 31, 2022 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average	Range
Market price per share at grant date	$0.34	$0.12 to 1.51
Exercise price per share	$0.34	$0.12 to 1.51
Risk-free interest rate	3.55%	2.63%	to	3.78%
Expected term in years	6.03	5.20 to 6.54
Volatility	158.35%	79.14%	to	191.71%
Dividend rate	0.0%	0.0%
Shares	4,162,000

Fair Value per share	$0.27

On September 12, 2022, the Compensation Committee (the Committee) of our Board modified outstanding options to purchase an aggregate of 1,322,118 shares of our common stock exercisable at prices between $0.398 per share and $1.77 per share previously granted to a terminated employee and otherwise set to expire on September 13, 2022 to extend the exercisability of such options for a period of 90 days. No other term of the options, including exercise price, was modified. We calculated the fair value of the modified options immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $108,600, as an additional component of research and development stock compensation expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2022.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.2052	$0.2052
Exercise price per share	$1.27	$1.27
Risk-free interest rate	2.62%	3.17%
Remaining contractual term in years	0.003	0.249
Volatility	138.31%	412.67%
Dividend rate	0.0%	0.0%

Number of option shares	1,322,118	1,322,118
Weighted average fair value per share	$0.00	$0.08

On December 12, 2022, the Committee again modified the options to extend the exercisability of such options through March 31, 2023. No other term of the options was modified. We calculated the fair value of the modified options immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $100, as an additional component of research and development stock compensation expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended December 31, 2022, bringing the aggregate modification expense for these options to $108,700 for the nine months ended December 31, 2022.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.1190	$0.1190
Exercise price per share	$1.27	$1.27
Risk-free interest rate	3.86%	4.38%
Remaining contractual term in years	0.0	0.299
Volatility	92.75%	99.54%
Dividend rate	0.0%	0.0%

Number of option shares	1,322,118	1,322,118
Weighted average fair value per share	$0.00	$0.0001

During the nine months ended December 31, 2022, unvested options to purchase an aggregate of 655,437 shares of our common stock were cancelled due to employee terminations and options to purchase 39,038 shares of our common stock expired unexercised; such options were returned to the 2019 Plan to be available for future issuance. At December 31, 2022, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 22,567,914 shares of our common stock at a weighted average exercise price of $1.26 per share. At that date, there were 3,886,242 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

Leases, Right-of-use Assets and Operating Lease Obligations

We account for our leases following the guidance of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term (Right-of-use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our Right-of-use assets. Our operating lease is reflected in the Right-of-use asset – operating lease; Operating lease obligation – current portion; and Operating lease obligation – non-current portion in our Condensed Consolidated Balance Sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease, and are expensed when incurred.

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

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly, our comprehensive loss is equivalent to our net loss for the periods presented.

Loss per Common Share

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and has historically been computed by dividing net loss increased by the accrual of dividends on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) prior to its conversion during the third quarter of Fiscal 2022, by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock.

As a result of our net loss for all periods presented and the conversion of all series of our preferred stock prior to December 31, 2021, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share at December 31, 2022 and 2021 are as follows:

	At December 31,	At December 31,
	2022	2021

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	22,567,914	15,903,139
Outstanding warrants to purchase common stock	2,397,594	9,307,858
Total	24,965,508	25,210,997

Fair Value Measurements

We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $23,128,500 and $65,094,900 held in money market funds and classified as cash equivalents at December 31, 2022 and March 31, 2022, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at December 31, 2022 or March 31, 2022.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheets at fair value with any changes in its fair value recognized immediately in the Statements of Operations and Comprehensive Loss. At December 31, 2022 and March 31, 2022, we had both investor warrants and stock-based compensation warrants outstanding that were classified as equity

Recent Accounting Pronouncements

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

The amendments in ASU 2020-06 are effective for our fiscal year beginning April 1, 2024. We are evaluating the impact of this new guidance, but do not believe that our adoption of ASU 2020-06 will have a material impact on our Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	December 31,	March 31,
	2022	2022

Clinical and nonclinical materials and contract services	$159,100	$2,139,600
Insurance	456,000	196,500
Receivable from CRO for cancelled project	-	337,900
Receivable from collaboration partner	154,100	-
All other	184,000	71,800
	$953,200	$2,745,800

The amount reported as receivable from CRO for cancelled project at March 31, 2022 represents the amount of prepayments on a cancelled project net of expense incurred by the CRO prior to project cancellation and was refunded to us in July 2022. The amount reported as receivable from collaboration partner at December 31, 2022 represents payments we made to a CRO and another service provider for project and clinical trial services on behalf of our collaboration partner. Our collaboration partner has not reimbursed us for these amounts as of the date of this Report.

Note 5. Property and Equipment, Net

Property and equipment, net is composed of the following:

	December 31,	March 31,
	2022	2022

Laboratory equipment	$1,393,300	$1,181,300
Tenant improvements	214,400	214,400
Office furniture and equipment	72,100	76,200
Manufacturing equipment	211,200	211,200
	1,891,000	1,683,100
Accumulated depreciation and amortization	(1,350,300)	(1,268,800)
Property and equipment, net	$540,700	$414,300

We recorded depreciation and amortization expense of $30,600 and $96,200 for the three and nine months ended December 31, 2022, respectively, compared to $43,700 and $114,900 for the three and nine months ended December 31, 2021, respectively. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	December 31,	March 31,
	2022	2022

Office equipment subject to financing lease	$10,600	$14,700
Accumulated depreciation	(1,500)	(14,700)
Net book value of office equipment subject to financing lease	$9,100	$-

The fully depreciated office equipment reported at March 31, 2022 was subject to a lease that expired in January 2022. That equipment was replaced subject to a new lease in April 2022. The new lease requires a monthly payment of approximately $200 through June 2027.

Note 6.  Accrued Expenses

Accrued expenses are composed of the following:

	December 31,	March 31,
	2022	2022

Accrued expenses for clinical and nonclinical materials, development and contract services	$776,400	$1,070,800
Accrued compensation	308,800	66,200
Accrued professional services	-	159,500
All other	-	32,700
	$1,085,200	$1,329,200

In both periods, accrued expenses for clinical and nonclinical services includes accrued clinical trial expenses and other amounts accrued for contract manufacturing and product development services. Accrued compensation at December 31, 2022 includes an accrual of $300,000 representing an estimated liability associated with matters related to a terminated former employee.

Note 7. Note Payable

The following table summarizes our outstanding note payable at December 31, 2022 and March 31, 2022:

	December 31, 2022			March 31, 2022
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

3.88% Note payable to insurance premium financing company (current)	$419,100	$-	$419,100	$-	$-	$-

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

We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as deferred offering costs and are amortized to additional paid-in capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and March 31, 2022, we incurred legal fees and accounting expenses aggregating approximately $276,500 in connection with the Sales Agreement. During the nine months ended December 31, 2022, we incurred additional legal fees and accounting expenses aggregating $89,600 related to the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises and Employee Stock Purchase Plan Purchases

During the nine months ended December 31, 2022, the holders of outstanding stock options exercised such options to purchase an aggregate of 286,000 shares of our common stock and we received cash proceeds of $104,400. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 220,390 shares of our common stock pursuant to the exercises. During the nine months ended December 31, 2021, holders of an aggregate of 324,449 shares of our common stock exercised such options and we received cash proceeds of $116,000. Certain of the options were exercised on a net exercise basis and we issued an aggregate of 274,950 shares of our common stock pursuant to the exercises. On June 30, 2022 and December 30, 2022, participants in our 2019 ESPP completed purchase periods pursuant to which we issued 75,000 shares and 80,000 shares of our registered common stock and received proceeds of $56,100 and $7,000, respectively. On June 30, 2021 and December 31, 2021, participants in our 2019 ESPP completed purchase periods pursuant to which we issued 16,251 shares and 40,960 shares of our common stock and received proceeds of $31,600 and $67,800, respectively.

Warrant Exercises, Expirations and Modifications

There have been no warrant exercises during the nine months ended December 31, 2022. During that same period, warrants to purchase 6,878,264 shares of our common stock at a weighted average exercise price of $1.49 per share expired unexercised. During the nine months ended December 31, 2021, holders of outstanding warrants exercised such warrants to purchase an aggregate of 7,298,791 shares of our common stock and we received cash proceeds of approximately $6,207,400.

On December 5, 2022, our Board modified outstanding warrants to purchase an aggregate of 1,000,000 registered shares of our common stock exercisable at $0.50 per share that were due to expire on December 9, 2022 to extend the exercisability of such warrants for a period of two years. No other term of the warrants, including exercise price, was modified. We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and the assumptions indicated in the table below. We recognized the incremental fair value, $77,400, as a component of general and administrative expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2022 and as an increase in additional paid-in capital in our Condensed Consolidated Statements of Changes in Stockholders’ Equity for the same periods.

Assumption:	Pre-modification	Post-modification
Market price per share	$0.1245	$0.1245
Exercise price per share	$0.50	$0.50
Risk-free interest rate	3.93%	4.41%
Remaining contractual term in years	0.011	2.012
Volatility	65.60%	175.27%
Dividend rate	0.0%	0.0%

Number of warrant shares	1,000,000	1,000,000
Weighted average fair value per share	$0.00	$0.08

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of December 31, 2022. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at December 31, 2022 is $1.42 per share.

		Warrants Outstanding
Exercise		and Exercisable at
Price	Expiration	December 31,
per Share	Date	2022

$0.50	12/9/2024	1,000,000
$0.73	7/25/2025	370,544
$1.82	3/7/2023	880,050
$7.00	3/3/2023	147,000
		2,397,594

In May 2020, we filed a Registration Statement on Form S-3 covering the resale of the shares underlying substantially all of the currently outstanding warrants (the Warrant Registration Statement), except those having an exercise price of $7.00 per share. The SEC declared the Warrant Registration Statement effective on May 13, 2020. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share. Unless exercised prior to the expiration dates indicated above, outstanding warrants to purchase an aggregate of 1,027,050 shares of our common stock at a weighted average exercise price of $2.56 per share will expire prior to March 31, 2023.

Note 9.  Related Party Transactions

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with Margaret FitzPatrick, an independent member of our Board, to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date. The agreement has continued throughout our current fiscal year, during which we recorded expense of $45,000 and $135,000 for the three and nine months ended December 31, 2022, respectively, all of which had been paid at December 31, 2022.

On November 11, 2022, Ann Cunningham resigned as our Chief Commercial Officer, but remains a member of our Board. Following Ms. Cunningham’s resignation as Chief Commercial Officer, i3 Strategy Partners, a consulting firm for which Ms. Cunningham is the Managing Partner, began providing certain advisory services to us pursuant to a consulting agreement. The initial term of the consulting agreement will end on March 31, 2024, and, pursuant to the agreement, i3 Strategy Partners received a fee of $120,000 for the period from the effective date of the agreement through March 31, 2023 and will receive $10,000 per month thereafter through the end of the consulting agreement’s initial term. The payment of $120,000 had been completed at December 31, 2022, at which time we had recorded $48,000 as general and administrative expense for the quarter then ended and $72,000 as a prepaid expense in our Consolidated Balance Sheet.

On December 1, 2022, Mark Smith resigned as our Chief Medical Officer. Following his departure, Dr. Smith will serve as a member of our Clinical and Regulatory Advisory Board and provide consulting services to us regarding the development of our product candidates pursuant to a consulting agreement. Under the terms of the consulting agreement, Dr. Smith was paid $50,000 prior to December 31, 2022, and will receive $10,000 per month through the contract term ending December 31, 2023.

During the quarter ended December 31, 2021, we entered into a consulting agreement with Joanne Curley, an independent member of our Board, to assist us in developing a phase-appropriate research and development human resources staffing plan to support our development of PH94B, PH10 and AV-101. We recorded expense of $6,800 during the quarter ended December 31, 2021 related to this agreement and an accounts payable balance of $1,800 at December 31, 2021.

Note 10. Commitments and Contingencies

We lease our headquarters office and laboratory space in South San Francisco, California, under the terms of a lease that was set to expire on July 31, 2022, but which provided an option to renew for an additional five years at then-current market rates. For the purpose of determining the right-of-use asset and associated lease liability, we determined that the renewal of this lease for the period from August 2022 through July 2027 was reasonably probable at the time we adopted ASC 842. On October 14, 2021, we entered into an amendment to the lease (the Lease Amendment), pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. Consistent with our adoption of ASC 842, beginning April 1, 2019, we recorded this lease in our Consolidated Balance Sheets as an operating lease. The lease of our South San Francisco facilities does not include any restrictions or covenants requiring special treatment under ASC 842.

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheets:

	As of December 31, 2022	As of March 31, 2022
Assets
Right of use asset – operating lease	$2,364,100	$2,662,000

Liabilities
Current operating lease obligation	$470,400	$433,300
Non-current operating lease obligation	2,246,800	2,605,400
Total operating lease liability	$2,717,200	$3,038,700

The following table summarizes the effect of operating lease costs our Condensed Consolidated Statements of Operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Operating lease cost	$221,000	$79,800	$631,600	$526,200

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,
2023 (remaining three months)	$169,000
2024	689,500
2025	710,200
2026	731,500
2027	753,500
Thereafter	253,600
Total lease expense	3,307,300
Less imputed interest	(590,100)
Present value of operating lease liabilities	$2,717,200

The remaining lease term, which does not include the optional five-year extension at the expiration of the lease period ending July 31, 2027, and the discount rate assumption for our South San Francisco operating lease are as follows:

As of December 31, 2022
Assumed remaining lease term in years	4.58
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$655,200	$637,800

During the nine months ended December 31, 2022, we did not record any new right-of-use assets arising from new operating lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 in each of the three-month periods ended December 31, 2022 and 2021 and $10,600 in each of the nine-month periods ended December 31, 2022 and 2021, attributable to this lease.

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

We are responsible for pursuing clinical development and regulatory submissions of PH94B for an as needed treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a “best efforts” basis, with no guarantee of success. AffaMed has the option to participate in a Phase 3 clinical trial of PH94B involving all or a portion of the Territory and will be responsible for a portion of the costs of such a trial, if conducted. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to PH94B throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

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

Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation under the arrangement. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B, at September 30, 2022, we estimated that our performance obligation under the AffaMed Agreement will be completed in mid-calendar 2027 rather than mid-calendar 2024. We have not revised our estimate since September 30, 2022, however, we will further adjust our estimates, as necessary, in subsequent periods as we obtain additional information on which to base our projections. As described in Note 3, Summary of Significant Accounting Policies, as a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized $892,500 and $582,500 of previously recognized revenue in the three and six months ended September 30, 2022, respectively, including $310,000 of revenue was recognized in the quarter ended June 30, 2022. We recognized $179,600 as revenue in the quarter ended December 31, 2022. Following the cumulative catch-up adjustment, through December 31, 2022, we have recognized an aggregate of $1,795,500 in revenue under the AffaMed Agreement. We recognized $357,900 and $1,070,000 as revenue during the three and nine months ended December 31, 2021, respectively. At December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation (deferred revenue) is $3,204,500 which will be recognized as revenue as our performance obligation is completed.

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

Note 12.  Subsequent Events

We have evaluated events subsequent to December 31, 2022 and through the date of this Report and have identified the following matter requiring disclosure:

Acquisition of Pherin Pharmaceuticals, Inc.

On December 20, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) along with VTGN Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), Pherin Pharmaceuticals, Inc. (Pherin), and Kevin McCarthy in his capacity of Stockholder Representative, to acquire Pherin (the Pherin Acquisition).  On February 2, 2023 (the Closing Date), we completed the Pherin Acquisition and Pherin is now our wholly owned subsidiary. Immediately prior to the consummation of the Pherin Acquisition, each of Pherin’s directors and officers resigned, and no employees or other affiliates of Pherin on the Closing Date are serving or will serve in their previous roles or in any other capacity with Pherin or with the Company.

As consideration for the Pherin Acquisition, we (i) issued an aggregate of 12,410,181 unregistered shares of our common stock to the exchange agent for the Pherin Acquisition, which shares will be issued to approximately 96.07% of Pherin stockholders eligible to receive common stock in exchange for their outstanding shares of Pherin common stock (the Stock Consideration), and (ii) paid to the exchange agent for the Pherin Acquisition, an aggregate of approximately $125,800 to be paid to the approximately 3.93% remaining Pherin stockholders who were not eligible to receive Stock Consideration in exchange for their outstanding shares of Pherin common stock.

Following the completion of the Pherin Acquisition, we now have full ownership of intellectual property rights to PH94B and PH10. In addition, we now have three new early clinical-stage pherine product candidates: PH15 for cognition improvement; PH80 for migraine and hot flashes; and PH284 for appetite-related disorders. We did not assume any financial liabilities or other obligations pursuant to the Pherin Acquisition. We expect to account for the Pherin Acquisition as an asset acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, our ability to obtain, maintain and enforce patents on our products once approved for marketing, the impact of competitive products, product development, commercialization and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, and Board of Directors (Board) or disadvantageous to our stockholders.

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

Accordingly, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results or revised expectations. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

We are advancing the development of therapeutics for certain disorders of the central nervous system (CNS) with the potential to be faster-acting, and with fewer side effects and safety concerns, than treatments that are currently available for those conditions. Our most advanced clinical-stage candidates, PH94B and PH10, may provide relief from multiple forms of anxiety and depression. They belong to a new class of drugs known as pherines. These investigational neuroactive steroids are formulated as nasal sprays at very low concentrations and are designed to achieve rapid-onset anti-anxiety (PH94B) or antidepressant (PH10) effects. We believe these drug candidates directly activate chemosensory neurons located in the nasal passages, which neurons then impact olfactory amygdala “fear off” (anti-anxiety) and “fear on” (antidepressant) neural circuits in the brain, without requiring systemic uptake or direct activity on CNS neurons in the brain. Our goal is to become a biopharmaceutical company that develops and commercializes innovative therapies for anxiety, depression, and other CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide. First and foremost, we are passionate about transforming mental health care and redefining what is possible in the treatment of anxiety and depression – One Mind at a Time™.

Our Product Candidates

PH94B Nasal Spray

PH94B is a synthetic investigational neuroactive steroid from the androstane family of pherines. When administered intranasally in microgram doses, PH94B activates receptors in the membrane of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that in turn connect to neurons in the limbic amygdala involved in the pathophysiology of social anxiety disorder (SAD) and potentially other anxiety and mood disorders. PH94B does not exert effects on receptor targets with known abuse potential (e.g., dopamine, nicotinic, and opiate receptors) and has neither agonistic nor antagonistic effects on GABAA α1/β2/γ2 ion channels. PH94B is pharmacologically active without requiring apparent systemic uptake and distribution to achieve its rapid-onset and short duration of anxiolytic effects.  The FDA has designated PH94B as a Fast Track product candidate, and we are currently developing PH94B for the treatment of anxiety symptoms in adult subjects with SAD and for anxiety symptoms in adult subjects with adjustment disorder (AjDA).

The proposed mechanism of action (MOA) of PH94B is fundamentally differentiated from all currently approved anti-anxiety medications, including three antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers, which, although not FDA-approved for treatment of SAD, are prescribed for treatment of SAD on an off-label basis. Pre- clinical and Phase 2 clinical data to date suggest that PH94B has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential abuse, misuse and addiction associated with certain other pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

Social Anxiety Disorder (SAD)

SAD can be viewed as a series of acute, socially stressful events in which patients exhibit excessive fear of embarrassment, humiliation, scrutiny, evaluation, or rejection by others (Liebowitz, Gorman, Fyer, & Klein, 1985). The avoidance, fear, or anxious anticipation of these situations interferes significantly with the person’s daily routine, having a marked impact on occupational functioning and social life. The disorder has a lifetime prevalence estimated at up to 13%, with onset typically in the mid-teens or earlier, and is diagnosed slightly more frequently in females than males. In the absence of anxiety-provoking social or performance events, patients with SAD are asymptomatic. Patients with SAD are not anxious, except when facing feared social and performance situations.

Social anxiety disorder typically does not resolve naturally, oftentimes leading to alcohol use disorder and major depressive disorder (MDD) as sequalae. A key psychotherapy mechanism by which individuals with SAD overcome this condition, or lessen their symptoms, is believed to be by exposing themselves to feared or avoided situations. This is the basis of cognitive-behavioral treatment (CBT) for SAD. However, it is difficult for most individuals with SAD to even consider entering stressful, anxiety‑provoking social or performance situations, preventing initiation and gradual increase in exposure to stress, which is necessary for successful CBT.

The three antidepressants currently FDA-approved for treatment of SAD exert their therapeutic effect by gradually and over time reducing the anxiety and physical symptoms that SAD patients experience when they find themselves in feared or avoided situations. Once these products begin to produce a clinical therapeutic benefit, usually at least three to six weeks following the start of daily systemic dosing, the approved treatments for SAD work by controlling anxiety when SAD patients enter stressful, anxiety-provoking situations. However, these products require long-term daily maintenance dosing, regardless of whether the patient actually experiences social anxiety on a given day, and chronic treatment is typically associated with a range of bothersome side effects, such as gastrointestinal symptoms, agitation, sleep disturbances, weight changes, and sexual dysfunction.

We believe PH94B allows individuals affected by SAD to enter stressful or previously avoided social or performance situations with fewer symptoms when they have pre-treated with PH94B. However, a key and substantial difference between PH94B and each of the three antidepressants approved by the FDA for treatment of SAD is that PH94B is used only on an as-needed basis prior to or during a socially stressful situation, because of its rapid-onset pharmacological effect. In addition to PH94B’s favorable side effect, safety and tolerability profile in all studies completed to date, other notable differences between PH94B and the FDA-approved antidepressants for treatment of SAD are that PH94B does not require systemic uptake and chronic daily maintenance dosing. Hence, PH94B has the potential to reduce the wave of anxiety usually experienced by SAD patients when in a feared situation and can be used on an as-needed basis prior to or during these stressful or often-avoided social or performance situations.

Through more frequent exposure to socially stressful events, SAD subjects gain new information about their social and performance situations and begin to cognitively separate the negative physiological symptoms of anxiety from specific anxiety-provoking events. By engaging in new situations previously avoided as a result of less severe and frequent waves of anxiety following treatment, subjects experience increased confidence, leading to an overall reduction in SAD illness severity, decreased burden of disease, improved workplace productivity, educational attainment, and satisfaction with social life.

PH94B SAD Treatment Model

SAD Phase 1 Studies

PH94B is unique by its proposed mechanism of action, intranasal route of administration, rapid onset, short duration of action, lack of detectible systemic exposure, and favorable safety profile.

PH94B’s rapid-onset and short-acting properties are supported by Phase 1 clinical trials conducted in healthy male and female subjects. In these trials, PH94B was intranasally administered to subjects via a noninvasive device, and changes in bioelectric transmucosal potentials of the nasal septum chemosensory epithelium were measured. These trials demonstrated that: (i) the nasal chemosensory epithelium has receptor sites selective for PH94B, and (ii) PH94B produces an immediate local electrogram response (i.e., EVG or EGNR), as illustrated by electrograms recorded from the surface of the sensory neuroepithelial lining of the vomeronasal organ. Additional studies evaluated the effect of PH94B on the EVG amplitude and duration. Collectively, these studies show that PH94B produces a short duration electrogram response at the level of the peripheral receptor sites. Systemic exposure to PH94B was evaluated following escalating doses of PH94B in healthy female subjects. No measurable plasma concentrations of PH94B were observed in the blood samples taken following the two highest single intranasal doses of 4.8 and 19.2 μg. In all samples (taken at 15 minutes, 30 minutes, and one hour after dosing), the levels were below the level of detection of 0.1 ng/mL. For exploration, a more sensitive research bioanalytical method (non-validated) was used on a selection of samples. Using this method, with a limit of quantitation (LOQ) of 0.025 ng/mL, no PH94B could be detected. A study was conducted in human subjects to establish the bioavailability of PH94B administered intranasally and repeatedly with the maximal therapeutic dose. However, it was not possible to characterize the bioavailability of PH94B due to the absence of quantifiable concentrations of PH94B in plasma.  With respect to PH94B’s safety profile, the totality of nonclinical data and clinical data in over 800 human subjects exposed to PH94B to date continue to demonstrate that PH94B is safe and well-tolerated, as well as the lack of abuse potential of PH94B.

SAD Phase 2 Studies

Positive Results in Public Speaking and Social Interaction-Induced Stressors in a Clinical Setting

Phase 2 development of PH94B began with a two-part public speaking and social interaction challenge study. In this randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91) conducted at three clinical sites, 91 adult female subjects diagnosed with SAD underwent a placebo baseline period followed a week later by a randomized treatment period and intranasal administration of PH94B. PH94B (1.6 μg) was administered intranasally 15 minutes prior to both a performance challenge (public speaking) and a social interaction challenge simulation, which took place at the clinical sites. The two challenges were separated by a 30-minute rest period. The primary outcome measure was the Subjective Units of Distress Scale (SUDS). Peer-reviewed results published in the American Journal of Psychiatry (Monti, et al., Am. J. Psychiatry (2014) 171:675-682) showed statistically significant results for reducing anxiety during a public speaking performance and during social interactions in a clinical setting. During the public speaking challenge, subjects randomized to treatment with PH94B (n = 45) showed a 26.7-point improvement in mean SUDS scores following the treatment visit with PH94B as compared to the SUDS scores during the baseline visit (placebo treatment). In comparison, subjects randomized to treatment with placebo (n = 46) showed an improvement of only 14.0 points in mean SUDS scores compared to baseline. The PH94B treatment group’s improvement in the public speaking challenge significantly exceeded that of the placebo group’s improvement (t = 3.16, p = 0.002).

Mild or moderate adverse events were infrequent and did not differ significantly between the PH94B and placebo groups. No severe or serious adverse events were reported.

Positive Results in SAD Outpatients

PH94B is believed to have the potential to lower anxiety on an as-needed basis over time, and to achieve cumulative functional improvement with continued use, such as less frequent avoidance of stressful or anxiety-provoking situations and reduced fear and anxiety about such situations. A second peer-reviewed Phase 2 study of PH94B in SAD was published in the Journal of Depression and Anxiety  (Monti, et al., Depress Anxiety (2016); 33: 1081–1089). In the randomized, double-blind, placebo-controlled crossover study the included both adult males and females 18 to 65 years of age, subjects to self-administered PH94B or placebo nasal spray on an as-needed basis, just prior to stressful, anxiety-provoking encounters in their daily lives, up to four times a day. Following two weeks of treatment, the subjects were crossed over to the other nasal spray for another two weeks. The primary efficacy measure in the study was the SUDS and the secondary efficacy measure was the Liebowitz Social Anxiety Scale (LSAS). The LSAS was created by Dr. Michael Liebowitz and was the primary efficacy endpoint in all Phase 3 registration trials for the three antidepressants approved by the FDA for treatment of SAD. Dr. Liebowitz was the Principal Investigator of this Phase 2 study of PH94B.

The change from baseline SUDS scores was significantly greater for all subjects while taking PH94B compared with the placebo group. The average change from baseline SUDS score was 15.6 points for all subjects while on PH94B and was 8.3 points while on placebo (paired t-test = 3.09; p = 0.006; effect size 0.658). The LSAS was recorded at weekly visits. Looking between groups at just the group treated first with PH94B for two weeks, PH94B showed a positive trend in the LSAS scores (p = 0.07, Cohen’s d = 0.812, change from baseline 23.3 vs 8.2 points PH94B vs placebo, respectively). Interestingly, subjects receiving PH94B first also had a significantly greater decrease in their avoidance score on the LSAS as compared to those who received placebo first (p = 0.02, Cohen’s d = 1.078). After the crossover, PH94B showed less of an effect as compared to placebo, likely due to a confidence carryover effect from treatment with PH94B during the previous two weeks. Importantly, self-administration of PH94B on an as‑needed basis prior to anxiety-provoking encounters was accompanied by a persistent change in overall SAD symptoms, reduction in fear and anxiety, and less frequent avoidance, as measured by the LSAS over the course of PH94B usage in a real-world setting. Notably, the amount of separation between PH94B and placebo at the end of the first two weeks on the LSAS in this study was comparable to what was observed in the registration trials for the current FDA-approved antidepressants after 12 weeks. A large effect size (0.78) and trend to significance (p = 0.083) in favor of PH94B also was observed when comparing overall the Clinical Global Impression (CGI) score means for PH94B and placebo during the first two weeks of treatment. Patient Global Impression of Change (PGI-C) ratings also showed improvement for PH94B after two weeks of treatment (p = 0.024).

No drug-related serious adverse events (SAEs) were reported during the study. All adverse events (AEs) were mild or moderate and the frequencies of their occurrence did not differ meaningfully between active and placebo treatments.

We believe this multiple-administration, placebo-controlled assessment Phase 2 study conducted in a real-world setting outside a clinical environment indicates the potential for cumulative functional improvement with longer use of PH94B, while still being used on an as-needed basis, as subjects are increasingly able to engage in previously difficult social and performance situations in their daily lives more frequently and with less fear and anxiety.

SAD PALISADE Phase 3 Program

PALISADE-1

In May 2021, we initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1, a single-administration assessment Phase 3 public speaking challenge clinical study of PH94B for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the early phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration assessment Phase 2 public speaking challenge study of PH94B in SAD, which involved self-administration of a only a single dose of PH94B by subjects randomized to the treatment arm. All subjects were given an anxiety-provoking public speaking challenge, conducted only in a clinical setting, and their change in SUDS score was determined.

In July 2022, we announced top line results from PALISADE-1. Although the safety and tolerability of PH94B in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the following hypotheses are potential explanations for the unexpected outcome in PALISADE-1: (i) the study was conducted through surges of the COVID-19 pandemic, introducing significant additional variability in terms of changing social dynamics, subject stress,  study site and CRO personnel turnover, mask wearing, and scheduling and monitoring complexities; (ii) the public speaking challenge study design may not have been scalable to a large Phase 3 study, especially during the pandemic, given the complexities of consistently administering the highly provocative challenge and rigorously adhering to the study protocol across numerous study sites and over an extended time period; and (iii) some subjects in the study may have had reduced potential to respond to PH94B due to impaired olfactory cell function potentially caused by the COVID-19 virus, nasal swab testing for COVID-19 or influenza, and/or heavy cannabis use, smoking or vaping.

PALISADE-2

In October 2021, we initiated PALISADE-2, which involves the same clinic-based public speaking challenge study design and use of the SUDS as the primary efficacy endpoint as PALISADE-1. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned, without revealing the underlying data to us. In addition, we recently submitted to the FDA various adjustments to the PALISADE-2 study protocol. Should we opt to resume PALISADE-2, the proposed amendments address certain methodological issues we believe may have contributed to the unexpected outcome of PALISADE-1.

In December 2022, two of our peer biopharmaceutical companies announced that the top line results of their recently completed SAD studies using the single assessment public speaking challenge study design, with SUDS as the primary efficacy endpoint, also did not achieve their primary efficacy endpoint in their respective study.  Upon reviewing the information and data available to us at this time, we believe it is not yet advisable to make a decision about resuming PALISADE-2 before discussing our broader Phase 3 development plan for PH94B with the FDA and further assessing potential impact of the proposed adjustments to the PALISADE-2 protocol in light of the recent results of SAD studies by our peers involving the public speaking challenge methodology. We are currently preparing to meet with the FDA to discuss that plan, which includes, among other things, a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of PH94B in adults, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of PH94B over time in patients with SAD to support a potential New Drug Application (NDA). We expect to announce our plans for PALISADE-2 concurrently with other updates to our PH94B Phase 3 development plan for SAD.

PALISADE Open Label Study

The long-term administration of 3.2 µg of PH94B up to four times a day as needed in the PALISADE Open Label Study (PALISADE OLS) was safe, well tolerated, and led to improvement in LSAS scores.  The PALISADE OLS was a Phase 3, open-label safety trial designed to evaluate the safety and tolerability of multiple, as-needed administrations (up to four times a day) of PH94B in adults with SAD. This study also evaluated the change from baseline in monthly standard clinical measurements and behavioral assessment scales (LSAS, CGI-S, CGI-I, and PGI-C) in response to anxiety-provoking social situations in daily‑life after the administration of PH94B. Safety and tolerability of PH94B were assessed and summarized during monthly visits from baseline to end of treatment in AEs, laboratory values, 12‑lead electrocardiograms (ECGs), physical examinations, and vital sign assessments following exposure to PH94B. Following the completion of PALISADE-1, PALISADE OLS was terminated early, solely for strategic business reasons, and not due to any safety concerns with PH94B. We believe unpublished preliminary data from the final dataset from PALISADE OLS provide evidence to further support the safety and efficacy of PH94B for treating SAD, as measured by AE frequency and improvement in SAD severity as measured by the LSAS, CGI-I, and PGI-C, respectively. Overall, we believe the long-term administration of 3.2 µg of PH94B, up to four times a day as needed, appears to be safe and well tolerated in adult subjects with SAD.

Potential Next Steps in SAD Phase 3 Development Plan

We believe data from approximately 400 subjects in the PALISADE OLS over a period of one month and beyond, combined with the data from the previous Phase 2 randomized, double-blind, placebo-controlled, crossover study of PH94B after two weeks of use, as discussed above, demonstrate the potential for PH94B to achieve robust overall reduction in symptoms of SAD and improvement in severity of the disorder over time, as measured by the LSAS. These data also appear to suggest that studies involving multiple administrations of PH94B over time on an as-needed basis, up to four times per day, when subjects experience daily, real-life, socially stressful situations may most accurately reflect the true efficacy of PH94B in patients with SAD and represent the actual way in which they would use PH94B. Utilizing the LSAS as the primary efficacy outcome measure in our next Phase 3 study is consistent with the pivotal registration trials for all three currently approved treatments for SAD. As those studies indicate, the LSAS is capable of measuring a drug’s efficacy in patients with SAD due to its ability to capture patient feedback on fear and anxiety regarding various social situations, as well avoidance of such situations. Hence, we believe using the LSAS as the primary efficacy endpoint for our further Phase 3 development of PH94B has the potential to demonstrate its efficacy and true impact on patients’ lives.

Accordingly, we are preparing to meet with the FDA to discuss our broader Phase 3 development plan for PH94B in SAD, which plan includes, among other things, the possibility of conducting a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of PH94B in adults, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of PH94B over time in patients with SAD to support a potential PH94B New Drug Application (NDA). Unlike the PALISADE Phase 3 studies, which involved assessment of only a single self-administration of PH94B in a clinic-based public speaking challenge with the SUDS as the primary outcome measure, the Phase 3 study contemplated as part of our broader plan would involve multiple self-administrations of PH94B, on an as-needed basis, up to four times per day, in a real-world setting over a multiple week period, with the LSAS as the primary efficacy endpoint, consistent with the FDA’s precedent-setting approvals of the three antidepressants for treatment of SAD. Given that LSAS measures overall improvement in disease severity by measuring the reduction in fear and anxiety over time, as well as the avoidance of anxiety-provoking social and performance situations, as noted, we believe the LSAS will be appropriate to measure and reflect the true impact of PH94B on patients’ lives.

Exploratory Phase 2A Development for AjDA and Future Development Opportunities

In January 2023, we completed our small exploratory Phase 2A clinical study of PH94B designed to assess its therapeutic potential in adults experiencing adjustment disorder with anxiety (AjDA). Adjustment disorder (AjD) occurs within three months of exposure to the stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Current pharmacological treatments for AjDA vary widely and include antidepressants (SSRIs and SNRIs), benzodiazepines, buspirone and natural products such as cannabidiol. Our randomized, double-blind, placebo-controlled exploratory Phase 2A study in AjDA involved daily use of PH94B administered four times per day in a real-world outpatient setting for 28 days. We anticipate top line results by the end of the first calendar quarter of 2023. We may also have potential opportunities to develop PH94B for other anxiety-related disorders.

PH10 Nasal Spray

PH10 is an investigational pherine nasal spray for the treatment of major depressive disorder (MDD) with a potential rapid-onset MOA that is fundamentally differentiated from the MOA of all currently approved treatments for MDD and other depression disorders. PH10, which is administered at microgram-level doses, engages and activates chemosensory neurons in the nasal passages, connected to neural circuits in the brain that produce antidepressant effects. Specifically, PH10’s proposed MOA involves binding to receptors for chemosensory neurons in the nasal passages to regulate the olfactory amygdala “fear on” neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants and rapid-onset ketamine-based therapy (KBT), including both intravenous ketamine and intranasal ketamine (esketamine), we believe PH10 does not require systemic uptake to produce rapid-onset of antidepressant effects and does not cause the side effects and safety concerns potentially associated with KBT.

In December 2022, we announced that the FDA granted Fast Track designation for PH10 as a potential treatment for MDD.

In a small (n=30) exploratory randomized, double-blind, placebo-controlled parallel design Phase 2A study MDD conducted in Mexico, at a 6.4 μg dose administered intranasally twice daily for 8 weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p = 0.022). Peer-reviewed results of the study published in the British Journal of Pharmaceutical and Medical Research (Monti, et al., Br J Phar Med Res (2019) 4(06):2157 – 2168) also showed that PH10 was well-tolerated and did not cause psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with KBT.

Following the submission of a U.S. Investigational New Drug (IND) application for a Phase 1 study of PH10 in the U.S. in healthy volunteers, in December 2022, we were advised by the FDA that we may proceed with the study. The primary objective of this U.S. single center, Phase 1, randomized, double-blinded, placebo-controlled study is to investigate the safety and tolerability of PH10 in healthy adult subjects (n=12). The study is intended to both confirm the favorable safety profile of PH10 established in three previous clinical studies conducted in Mexico, including a published Phase 2A study for the treatment of MDD, as well as facilitate our plans for Phase 2B development of PH10 as a stand-alone treatment for MDD. We anticipate completion of the U.S. Phase 1 study by the end of the first calendar quarter of 2023 with top line results available before the end of the first half of 2023. We may also have potential opportunities to develop PH10 for other depression-related disorders.

AV-101

AV-101 (4-chlorokynurenine) is an oral prodrug of 7-chloro-kynurenic acid (7-Cl-KYNA), which is a potent and selective antagonist of the glycine co-agonist site of the NMDA receptor (NMDAR). Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. At doses administered in the Company’s studies completed to date, AV-101 has been observed to be well tolerated and has not exhibited dissociative or hallucinogenic psychological side effects or safety concerns, unlike several other modulators of the NMDAR. Based on observations and findings from preclinical studies, we believe that AV-101, in combination with FDA-approved oral probenecid, has the potential to become a new oral treatment alternative for certain CNS indications involving the NMDAR. We are presently conducting an exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid and expect to complete dosing of the final cohort in the study in the first half of 2023.

The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Acquisition of Pherin Pharmaceuticals, Inc.

On December 20, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) along with VTGN Merger Sub, Inc., our wholly-owned subsidiary (Merger Sub), Pherin Pharmaceuticals, Inc. (Pherin), and Kevin McCarthy in his capacity of Stockholder Representative, in order to acquire Pherin (the Pherin Acquisition).  On February 2, 2023 (the Closing Date), we completed the Pherin Acquisition and Pherin is now a wholly-owned subsidiary of the Company. Immediately prior to the consummation of the Pherin Acquisition, each of Pherin’s directors and officers resigned, and no employees or other affiliates of Pherin on the Closing Date are serving or will serve in their previous roles or in any other capacity with Pherin or with the Company.

As consideration for the Pherin Acquisition, we (i) issued an aggregate of 12,410,181 unregistered shares of our common stock to the exchange agent for the Pherin Acquisition, which shares will be issued to approximately 96.07% of Pherin stockholders eligible to receive common stock in exchange for their outstanding shares of Pherin common stock (the Stock Consideration), and (ii) paid to the exchange agent for the Pherin Acquisition, an aggregate of approximately $125,800 to be paid to the approximately 3.93% remaining Pherin stockholders who were not eligible to receive Stock Consideration in exchange for their outstanding shares of Pherin common stock (the Cash Consideration and, together with the Stock Consideration, the Merger Consideration). We expect to account for the Pherin Acquisition as an asset acquisition.

Following the completion of the Pherin Acquisition, we now have full ownership of intellectual property rights to PH94B and PH10. In addition, we now have three new early clinical-stage pherine product candidates: PH15, a potential treatment for cognition improvement; PH80, a potential treatment for migraine and hot flashes; and PH284, a potential treatment for appetite-related disorders, each of which is further summarized below.

PH15

Cognition Improvement

Cognitive deficits are characterized by progressive loss of memory, cognition, reasoning and emotional stability that can gradually lead to an impact in the quality of life. Alzheimer’s Disease is the most common cause of progressive mental failure (dementia) in the aging population. In the U.S., approximately 5.5 million people are affected, and the prevalence worldwide is estimated to be as high as 24 million (Alzheimer’s and Dementia, Elsevier, 2017).

PH15 is an early-stage investigational neuroactive steroid pherine with potential for the acute treatment of cognitive impairment. Early functional MRI studies in human volunteers at Stanford University revealed that intranasal administration of PH15 induced rapid activation of brain areas related to cognition (Sobel et al, Brain, 1999). In a double blind, placebo-controlled study in human subjects, intranasal PH15 showed rapid and significant improvement in cognitive and psychomotor performance and improvement of reaction time that was better than the effect of a placebo and 2 mg of oral caffeine.

PH80

PH80 is an early-stage investigational synthetic neuroactive steroid with potential to engage nasal chemosensory receptor cells which in turn modulate neural circuits in the basal forebrain associated with the control of body temperature, as well as premonitory and aura symptoms of migraines.

Acute Management of Menopausal Hot Flashes

Approximately 80% of women entering menopause suffer from hot flashes and associated symptoms lasting up to ten years according to the Massachusetts General Hospital Center for Women’s Mental Health. Menopausal symptoms are triggered by hormonal fluctuations that develop at the onset of menopause and affect areas of the brain involved in the control of core body temperature. Sudden changes in core body temperature result in hot flashes, sweating, reddening of the face and upper thorax, rapid heartbeat and general feelings of discomfort that can have an impact on the quality of life.

In a small exploratory double blind, placebo-controlled exploratory Phase 2A study in women diagnosed with menopausal hot flashes, PH80 showed clinically significant improvement in the number and severity of hot flashes and other symptoms of menopause in the subjects treated with PH80.

Acute Treatment of Migraine Headaches

Migraine headaches are a common and debilitating neurological disorder experienced by approximately 4% to 9% of men and 11% to 25% of women according to American Headache Society. A migraine is characterized by unilateral, pulsating headaches of moderate to severe intensity lasting four to 72 hours. Symptoms are aggravated by routine physical activity and are associated with nausea, photophobia and phonophobia. Usually, migraine headaches are preceded by premonitory symptoms (fatigue neck discomfort, gastrointestinal symptoms and mood changes, and these are followed by an aura of sensory and language disturbance (Headache, 58: 4-16, 2018. American Headache Society).

In a small exploratory Phase 2A clinical study, PH80 showed a profile compatible with the relief of the premonitory and aura symptoms of migraines.

PH284

Acute Management of Appetite-related Disorders

Appetite-related disorders are characterized by persistent disturbance of eating behavior that results in the altered consumption and absorption of food that significantly impairs physical health or psychosocial functioning. The loss of appetite may have a psychiatric basis (anorexia nervosa in adolescents and Avoidance Restrictive Food Intake Disorder in children and aging subjects) or it may develop as a consequence of terminal disease (cancer, AIDS, other chronic medical conditions), leading to cachexia (DSM-5, 2013; Heathling and Aker, J. Cachexia, Sarcopenia and Muscle, 2014).

Cachexia is a serious but under recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. In the U.S., approximately 0.4% of women suffer from anorexia nervosa (women to men relationship 10:1), a psychiatric condition characterized by the relentless drive for thinness and/or a morbid fear of fatness. The medical consequences of starvation include endocrine dysfunction manifested as amenorrhea in women and loss of sexual potency in men, hypothermia, slower heart rate, hypotension and severely reduced body fat stores. (Wood D and C Knight. Pediatrics and child health 25(9) 428-432, 2015; Attia et al. New England J. of Medicine 360, 500-5006, 2009; Bulik et al. Eating disorders 40(4) 310-320, 2007).

Anorexia nervosa and other psychiatric conditions leading to loss of appetite and body mass are commonly treated with serotonin or with SSRIs or SNRIs. Cachexia is usually treated in the course of medicating the patient for the underlying disorder.

Synthetic pherine PH284 was tested in a small exploratory Phase 2A double blind, placebo controlled clinical study lasting 12 days, in patients diagnosed with cachexia due to terminal cancer lasted 12 days. Upon completion of a 7-day treatment period with intranasal PH284 or placebo, all patients started treatment for their underlying condition. At the end of the 7-day treatment period, PH284-treated patients showed a significant increase in the subjective feeling of hunger (appetite), increased body weight and an improved quality of life, as compared with the placebo-treated group.

With the recent completion of the Pherin Acquisition, we are currently assessing available data on each of PH15, PH80 and PH284, the newly acquired pherine product candidates, to develop our plans for potential future development of these drug candidates, either on our own with potential grant funding, or with one or more collaborators.

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

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (Form 10-K), as filed with the SEC on June 23, 2022, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial included in Part 1, Item 1 of this Report Statements (Financial Statements). Except as disclosed in Note 3 and Note 11 in the Financial Statements with respect to recognition of revenue under the AffaMed Agreement, there have been no changes in significant accounting estimates during the nine months ended December 31, 2022 since those disclosed in our Form 10-K.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since acquiring our exclusive worldwide licenses to PH94B and PH10 in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, PH94B and PH10, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. During calendar 2021 and to date in calendar 2022, we allocated significant resources to our PALISADE Phase 3 Program evaluating PH94B for the acute treatment of anxiety in adults with SAD. We conducted, and are continuing to conduct, various preclinical studies and manufacturing activities that enabled submission of our U.S. IND for PH10 in MDD in late September 2022 and our initiation of a small Phase 1 clinical study of PH10 in December 2022 to facilitate potential Phase 2B clinical development of PH10 in the U.S. as a stand-alone treatment for MDD. With respect to AV-101, our current focus is evaluating AV-101 in combination with probenecid which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. We have on-going initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives and other activities. At December 31, 2022, we had an accumulated deficit of approximately $314.6 million. Our net loss for the nine months ended December 31, 2022 and 2021 was approximately $47.0 million and $31.1 million, respectively, and was approximately $47.8 million and $17.9 million for the fiscal years ended March 31, 2022 (Fiscal 2022) and 2021 (Fiscal 2021), respectively. We expect losses to continue for the foreseeable future as we engage in further research, development and regulatory activities related to PH94B, PH10 and AV-101.

Summary of the Nine Months Ended December 31, 2022

Throughout Fiscal 2022 and Fiscal 2023 through the date of this Report, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of PH94B as a potential treatment of anxiety in adults with SAD, (ii) advancing our Phase 2A clinical study of PH94B in adults experiencing AjDA, (iii) submitting our PH10 IND and initiating a small Phase 1 study of PH10 in the U.S. to facilitate potential Phase 2B development as a stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid to assess potential opportunities to develop the combination for treatment of certain CNS indications.

We initiated our PALISADE Phase 3 Program for PH94B in SAD with PALISADE-1 in May 2021 and PALISADE-2 in August 2021. During Fiscal 2022, we also initiated the PALISADE OLS and advanced our Phase 2A clinical study of PH94B in adults experiencing AjDA. We achieved last patient out of PALISADE-1 in June 2022 and commenced analysis of the data generated throughout the study. As noted above, in July 2022 we determined that PALISADE-1 did not achieve its primary efficacy endpoint. Accordingly, we have actively investigated, on multiple fronts, potential contributors to that outcome and will apply our learnings to all future clinical studies of PH94B in SAD and/or other anxiety indications. In July 2022, after receiving the  results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In addition to pausing enrollment in PALISADE-2, we ended recruitment and enrollment in our PALISADE OLS in August 2022 and are assessing preliminary data from the study that we believe supports continued late-stage clinical development of PH94B as a potential treatment for SAD in a manner consistent with both data observed in Phase 2 development of PH94B in SAD,  i.e., with multiple assessments of PH94B’s potential efficacy, as compared to placebo, when used as-needed, over an extended period of time in an outpatient setting, rather than a single administration assessment in an anxiety-provoking public speaking challenge conducted in a clinical setting.

Since the fourth quarter of Fiscal 2021, we have expanded our employee infrastructure with experienced personnel additions across multiple functional areas, including clinical operations, clinical research, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, commercial operations, legal, contracts and corporate affairs, development operations, and investor and public relations. We have paused further additions to our employee base until we are able to finalize, among other things, our broader Phase 3 development plan for PH94B in SAD.

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

We have not completed any capital-raising or other significant financing activities during the nine months ended December 31, 2022. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 1,517,798 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We have not sold any shares under the ATM from October 2, 2021 through the date of this Report.

Given the results of PALISADE-1, we are carefully monitoring our cash resources and critically evaluating our internal and external research and development and general and administrative expenditures, which includes (i) updating our Phase 3 clinical development plan for PH94B in SAD, (ii) terminating the PALISADE OLS study of PH94B, (iii) continuing to completion our Phase 2A clinical study of PH94B in adults experiencing AjDA and (iv) commencing, in the fourth quarter of Fiscal 2023, a Phase 1 clinical study of PH10 as a treatment for adults suffering from MDD.

Results of Operations

Comparison of Three Months Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended December 31, 2022 and 2021 (amounts in thousands).

	Three Months Ended December 31,
	2022	2021

Sublicense revenue	$180	$358
Operating expenses:
Research and development	6,854	7,780
General and administrative	3,092	3,118
Total operating expenses	9,946	10,898
Loss from operations	(9,766)	(10,540)
Interest income, net	5	5
Loss before income taxes	(9,761)	(10,535)
Income taxes	-	-
Net loss	(9,761)	(10,535)
Accrued dividends on Series B Preferred Stock	-	(208)
Net loss attributable to common stockholders	$(9,761)	$(10,743)

Revenue

We recognized $179,600 in sublicense revenue pursuant to the AffaMed Agreement during the quarter ended December 31, 2022, compared to $357,900 during the quarter ended December 31, 2021. As described more completely in Note 3, Summary of Significant Accounting Policies (Note 3) and Note 11, Sublicensing and Collaboration Agreements (Note 11), to our Condensed Consolidated Financial Statements in Part I of this Report (Financial Statements), on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020. This payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period during which we expect to perform our obligation under the AffaMed Agreement. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted as a result of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoints and the resulting anticipated delays in subsequent clinical and regulatory processes for PH94B in SAD, at September 30, 2022, we estimated that completion of our performance obligation under the AffaMed Agreement would be delayed until mid-calendar 2027. As described in Note 3, as a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue, and extended the future period over which we would recognize the remaining deferred revenue. Following the cumulative catch-up adjustment, through December 31, 2022, we have recognized an aggregate of $1,795,500 as revenue under the AffaMed Agreement and expect to recognize the remaining $3,204,500 as revenue over the estimated remaining performance period as our obligation is completed. We have not modified our September 30, 2022 estimate of the timing to complete our performance obligation, however, we will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense decreased by approximately $0.9 million, from $7.8 million for the quarter ended December 31, 2021 to $6.9 million for the quarter ended December 31, 2022. Expenses related to our PALISADE Phase 3 Program for PH94B, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the PH94B Phase 2 Study in AjDA, as well as nonclinical development, regulatory and outsourced manufacturing activities for both PH94B and PH10, decreased by approximately $0.7 million during the quarter ended December 31, 2022 compared to those for the quarter ended December 31, 2021. We expect R&D expense in the final quarter of Fiscal 2023 to decrease for PH94B as a result of concluding PALISADE-1 and the PALISADE OLS study and deferring certain other PH94B NDA-enabling nonclinical and clinical development activities, at least in the near term, to be somewhat offset by costs for commencing the Phase 1 clinical trial of PH10 in MDD. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $329,000 and $228,000 for the quarters ended December 31, 2022 and 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2022	2021

Salaries and benefits	$1,498	$1,414
Stock-based compensation	296	281
Consulting and other professional services	218	278
Clinical and nonclinical studies and development expenses:
PH94B and PH10	4,487	5,174
AV-101	158	474
All other	16	47
	4,661	5,695
Rent	144	55
Depreciation	28	30
All other	9	27
Total Research and Development Expense	$6,854	$7,780

Salaries and benefits expense for the quarter ended December 31, 2022 primarily reflects the addition of eight management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs subsequent to December 31, 2021, as well as the impact of salary increases effective in January 2022 granted to our R&D management and staff. These increases are offset by the impact of five terminations during the quarter ended December 31, 2022 as well as the absence in that quarter of an accrual for estimated additional compensation expense for R&D officers and employees as a result of the outcome of the PALISADE-1 study and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives.

Stock-based compensation expense for the quarter ended December 31, 2022 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since August 2020, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to August 2020 have become fully vested and amortized prior to the quarter ended December 31, 2022. Grants awarded after December 31, 2021, including those granted to new employees, account for approximately $115,000 of expense in the quarter ended December 31, 2022, offset by an expense reduction of approximately $59,000 attributable to options that became fully vested and amortized prior to or during the quarter ended December 31, 2022. The impact of option forfeitures related to Fiscal 2023 terminations reduced expense by approximately $46,000 compared to expense for the quarter ended December 31, 2021. 2019 ESPP expense for the quarter ended December 31, 2022 was $9,500 compared to $14,400 in the quarter ended December 31, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our PH94B and PH10 development initiatives. Services related to nonclinical activities were generally curtailed during the quarter ended December 31, 2022, based on the results of PALISADE-1.

PH94B expense for the quarter ended December 31, 2022 reflects (i) the costs associated with completing PALISADE-1, including data analysis, site closures and root cause investigations, (ii) costs associated with the PALISADE-2 study during its pause, (iii) costs associated with the PALISADE OLS study following its termination, including site closure costs, and (iv) on-going costs for the Phase 2A study of PH94B in AjDA which was completed late in the quarter, as well as various other clinical, nonclinical, regulatory and manufacturing activities. The PALISADE OLS study commenced in July 2021, PALISADE-2 commenced in August 2021 and the PH94B AjDA study commenced in mid-June 2021 and each of those studies was actively enrolling during the quarter ended December 31, 2021. During the quarters ended December 31, 2022 and 2021, manufacturing, formulation, process validation and analysis of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both PH94B and PH10. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2023 and Fiscal 2022. We anticipate increased clinical development expense associated with PH10 in the near term as we have commenced  a U.S. Phase 1 clinical trial of PH10 to facilitate potential U.S. Phase 2B development of PH10 for treatment of MDD. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Expense for the quarter ended December 31, 2022 also includes the impact of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

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

General and Administrative Expense

General and administrative (G&A) expense was flat at approximately $3.1 million for each of the quarters ended December 31, 2022 and 2021. Primary components of the change in G&A expense for the quarter ended December 31, 2022 compared to prior year include:

(i)	Decrease in pre-launch marketing studies and analyses as a result of the failure of the PALISADE-1 study to achieve its primary efficacy endpoint;

(ii)

The impact of four new G&A management and staff employees hired since December 31, 2021, offset by voluntary employee resignations, including by our Chief Commercial Officer, and the absence during the quarter ended December 31, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees due to the results of PALISADE-1 and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives compared to the accrual at December 31, 2021 for estimated achievement of calendar 2021 objectives;

(iii)	Increased insurance coverage limits and new coverages added to our insurance portfolio; and

(iv)	Expanded investor and public relations and corporate awareness initiatives.

Noncash general and administrative expense, approximately $549,000 and $445,000 in the quarters ended December 31, 2022 and 2021, respectively, primarily reflects stock-based compensation and depreciation in both periods as well as expense attributable to the modification of an outstanding warrant to purchase our common stock in the quarter ended December 31, 2022. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2022	2021

Salaries and benefits	$1,093	$842
Stock-based compensation	450	442
Board fees and other consulting services	126	95
Legal, accounting and other professional fees	421	362
Investor and public relations	255	179
Pre-launch marketing studies and analyses	93	846
Insurance	348	150
Travel expenses	18	18
Sublicense contract amortized acquisition expense	17	34
Warrant modification expense	77	-
Rent and utilities	107	63
All other expenses	87	87
	$3,092	$3,118

The increase in salaries and benefits expense for the quarter ended December 31, 2022 primarily reflects the addition of four additional management and staff positions since December 31, 2022, including our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022, our Vice President, Associate General Counsel in August 2022 and one additional administrative employee in June 2022, as well as the  impact of salary increases effective in January 2022 granted to our G&A management and staff. These increases are offset by the elimination for the quarter ended December 31, 2022 of the accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives.

Stock-based compensation expense for the quarter ended December 31, 2022 reflects the amortization of option grants made to our G&A officers and staff and certain consultants since December 2020, in addition to grants to new employees as indicated above. All outstanding options granted to G&A employees and consultants prior to December 2020 have become fully vested and amortized during or prior to the quarter ended December 31, 2022. Grants awarded after December 31, 2021, including those granted to new employees, account for approximately $255,000 of expense in the quarter ended December 31, 2022, offset by an expense reduction of approximately $254,000 attributable to certain options granted between May 2019 and July 2021 that became fully vested and amortized prior to or during the quarter ended December 31, 2022. Grants made during the quarter ended December 31, 2021 reflected a full quarter of expense during the quarter ended December 31, 2022, increasing expense by approximately $7,000 compared to the prior year. 2019 ESPP expense for the quarter ended December 31, 2022 was approximately $4,100 compared to $6,000 for the quarter ended December 31, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for the quarter ended December 31, 2022 also include fees paid to our former Chief Commercial Officer pursuant to a consulting agreement following her voluntary resignation.

Legal, accounting and other professional fees for both periods include expenses (i) related to routine and project-based legal services as well as accounting services related to the review of of our quarterly financial statements; (ii) the cost of certain outsourced financial and accounting services and our information technology service provider; and (iii) legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, in the quarter ended December 31, 2022, additional market awareness and strategic advisory and support functions and initiatives. During both years, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During the quarter ended December 31, 2021, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. Given the results of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for PH94B, these activities were significantly reduced in the quarter ended December 31, 2022. We have evaluated the extent and timing of such future activities, and anticipate that such expenditures will, for the short term, remain at the modest level similar to that expended during the quarter ended December 31, 2022.

The increase in insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity and employment practices liability, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic during 2020 and 2021 and in the current year, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. We incurred modest travel expense in the quarter ended December 31, 2022 for attendance at seminars, clinical trial site visits and certain investor-focused events, as conditions have permitted.

Rent expense for both periods reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 10, Commitments and Contingencies, in the Financial Statements in Part I of this Report, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of our performance obligation to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our extended estimate of the time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs. During the quarter ended September 30, 2022, we reversed previously recorded expense of $83,900, including $29,100 which had been expensed in the quarter ended June 30, 2022. During the quarters ended December 31, 2022 and 2021, we amortized approximately $16,900 and $33,600 of contract acquisition costs, respectively.

In December 2022, we modified outstanding warrants to purchase an aggregate of 1,000,000 registered shares of our common stock exercisable at $0.50 per share that were due to expire during December 2022 to extend the exercisability of such warrants for a period of two years. No other term of the warrants, including exercise price, was modified. We recognized the incremental fair value of $77,400 resulting from the modification as a component of general and administrative expense in the quarter ended December 31, 2022.

Interest and Other Expense

Interest income, net totaled $5,300 for the quarter ended December 31, 2022, compared to $5,100 for the quarter ended December 31, 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended December 31,
	2022	2021

Interest income	$11	$5
Interest expense on financing lease and insurance premium financing note	(6)	-
Interest income, net	$5	$5

For the quarters ended December 31, 2022 and 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Interest expense for the quarter ended December 31, 2022 relates to interest paid on the insurance premium financing note executed in May 2022 and in both periods on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in February 2021, February 2022 or May 2021.

We recognized approximately $208,100 during the quarter ended December 31, 2021 attributable to the 10% cumulative dividend accrued on then-outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred has been required since November 2021.

Comparison of Nine Months Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended December 31, 2022 and 2021 (amounts in thousands).

	Nine Months Ended December 31,
	2022	2021

Sublicense revenue	$(403)	$1,070
Operating expenses:
Research and development	35,040	23,174
General and administrative	11,586	8,982
Total operating expenses	46,626	32,156
Loss from operations	(47,029)	(31,086)
Interest income, net	14	15
Loss before income taxes	(47,015)	(31,071)
Income taxes	(6)	(3)
Net loss	(47,021)	(31,074)
Accrued dividend on Series B Preferred Stock	-	(945)
Net loss attributable to common stockholders	$(47,021)	$(32,019)

Revenue

We have derecognized $402,900 in sublicense revenue pursuant to the AffaMed Agreement during the nine months ended December 31, 2022, compared to recognizing revenue of $1,070,000 during the nine months ended December 31, 2021. As described more completely in Note 3 and Note 11 to our Financial Statements in Part I of this Report, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period during which we expect to perform our obligation under the AffaMed Agreement. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted as a result of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B in SAD, at September 30, 2022, we estimated that completion of our performance obligation under the AffaMed Agreement would be delayed until mid-calendar 2027. As described in Note 3, as a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue, resulting in negative revenue of $582,500 for the six months ended September 30, 2022, including $310,000 of revenue that had been recognized in the quarter ended June 30, 2022. Following the cumulative catch-up adjustment, through December 31, 2022, we have recognized an aggregate of $1,795,500 as revenue under the AffaMed Agreement, including $179,600 during the quarter ended December 31, 2022, and expect to recognize the remaining $3,204,500 as revenue over the estimated performance period as our obligation is completed. We have not modified our September 30, 2022 estimate of the timing to complete our performance obligation, however, we will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense increased by approximately $11.8 million, from $23.2 million for the nine months ended December 31, 2021 to $35.0 million for the nine months ended December 31, 2022. Activities related to our PALISADE Phase 3 Program for PH94B, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the PH94B Phase 2 Study in AjDA, as well as nonclinical development, outsourced manufacturing and regulatory activities for both PH94B and PH10, accounted for increased expenses of approximately $11.1 million during the nine months ended December 31, 2022 in comparison to the activities conducted during the nine months ended December 31, 2021. We expect R&D expense in the final quarter of Fiscal 2023 to decrease for PH94B as a result of concluding PALISADE-1, the AjDA study, terminating the PALISADE OLS study and deferring certain other PH94B NDA-enabling nonclinical and clinical development activities, at least in the near term, to be somewhat offset by costs for commencing the Phase 1 clinical trial of PH10 in MDD. Salaries and benefits expense for the nine months ended December 31, 2022 increased compared to those of the nine months ended December 31, 2021 due to the hiring of additional regulatory, clinical, CMC and data management personnel during calendar 2021 and calendar 2022, partially offset by a reduction in the accrual for estimated additional compensation expense attributable to calendar 2022 corporate objectives compared to the estimated achievement of certain corporate objectives during the 2021 calendar year and the voluntary resignations of certain R&D personnel in late 2022. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $1,180,000 and $836,000 for the nine months ended December 31, 2022 and 2021, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2022	2021

Salaries and benefits	$4,894	$4,618
Stock-based compensation	1,092	836
Consulting and other professional services	663	578
Clinical and nonclinical studies and development expenses:
PH94B and PH10	26,886	15,804
AV-101	890	725
All other	50	57
	27,826	16,586
Rent	413	351
Depreciation	73	72
All other	79	133
Total Research and Development Expense	$35,040	$23,174

The increase in salaries and benefits expense for the nine months ended December 31, 2022 primarily reflects the addition of eight new management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs since December 31, 2021, as well as the impact of salary increases effective in January 2022 granted to our R&D management and staff. These increases are partially offset by the impact of five terminations during the quarter ended December 31, 2022, as well as by the absence during the nine months ended December 31, 2022 of an accrual for estimated additional compensation expense for R&D officers and employees as a result of the outcome of the PALISADE-1 study and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives.

Stock-based compensation expense for the nine months ended December 31, 2022 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since May 2019, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 have become fully vested and amortized prior to the nine months ended December 31, 2022 and the May 2019 grants became fully vested during the nine months then ended. Grants awarded after December 31, 2021, including those granted to new employees, account for approximately $400,000 of expense for the nine months ended December 31, 2022, offset by an expense reduction of approximately $225,000 attributable to certain options granted between May 2019 and May December 2020 that became fully vested and amortized prior to or during the nine months ended December 31, 2022. Grants made during the nine months ended December 31, 2021 reflected a full nine months of vesting and amortization during the nine months ended December 31, 2022, or became fully vested and amortized, decreasing expense for such options by $71,000. Expense for the nine months ended December 31, 2022 was reduced by approximately $42,000 as a result of employee terminations noted earlier. The extension of option exercisability by approximately six months for a terminated employee accounted for approximately $109,000 of additional expense during the nine months ended December 31, 2022. 2019 ESPP expense for the nine months ended December 31, 2022 was $34,900 compared to $31,100 during the nine months ended December 31, 2021.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our PH94B and PH10 development initiatives. Expense for the nine months ended December 31, 2022 also includes nominal contract recruiting services for certain specialized R&D employee and consultant positions.

PH94B and PH10 project expense increased by approximately $11.1 million in the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. PH94B expense for the nine months ended December 31, 2022 reflects (i) the costs associated with conducting and completing the PALISADE-1 study, including data analysis, site closures and root cause investigations, (ii) costs associated with the PALISADE-2 study both during its conduct, for the interim analysis of PALISADE-2 data and during its pause, (iii) costs associated with the PALISADE OLS study during its conduct and following its termination, including site closure costs, and (iv) costs for conducting the Phase 2A study of PH94B in AjDA which was completed late in the quarter ended December 31, 2022, as well as various other clinical, nonclinical, regulatory and manufacturing activities. The PALISADE OLS study commenced in July 2021, PALISADE-2 commenced in August 2021 and the PH94B AjDA study commenced in mid-June 2021 and each of those studies was actively enrolling during a portion of the prior year period. Throughout the nine months ended December 31, 2022 and 2021, respectively, manufacturing, formulation, process validation and analysis of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both PH94B and PH10. Additionally, there was significant regulatory activity during the quarter ended September 30, 2022 leading to the late-September 2022 submission to the FDA of the IND for PH10 in MDD. Due to its later stage of development, costs for PH94B initiatives have significantly exceeded those for PH10 during both Fiscal 2023 and Fiscal 2022. However, as a result of pausing PALISADE-2 in July and terminating the PALISADE OLS study in August 2022, we expect costs associated with our continued PH94B-related initiatives, including our Phase 2 AjDA study and other nonclinical studies of PH94B, to decrease in the near-term as we continue to evaluate our next steps for PH94B development. We anticipate increased clinical development expense associated with PH10 in the near term as we have commenced a U.S. Phase 1 clinical trial of PH10 to facilitate potential U.S. Phase 2B development of PH10 for treatment of MDD. In both nine-month periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Expense in the nine months ended December 31, 2022 also includes the impact of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

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

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $2.6 million to approximately $11.6 million for the nine months ended December 31, 2022, compared to approximately $9.0 million for the nine months ended December 31, 2021. Primary components of the increase include:

(i)	Expensing professional services incurred in anticipation of a potential credit facility offering that we opted to forego as a result of the PALISADE-1 outcome
(ii)

Customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily for PH94B in SAD, initiated in expectation of positive clinical trial results from the PALISADE Phase 3 program and now curtailed as a result of the PALISADE-1 outcome;

(iii)	Increased insurance coverage limits and new coverages added to our insurance portfolio;
(iv)	An increase in stock-based compensation expense related to recent option grants;
(v)	Expanded investor and public relations and corporate awareness initiatives; and
(vi)

The impact of new G&A employees hired since December 31, 2021, offset by the absence of an accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives.

Noncash general and administrative expense, approximately $1,712,000 and $1,579,000 for the nine months ended December 31, 2022 and 2021, respectively, primarily reflects stock-based compensation and depreciation in both periods, expense attributable to the modification of an outstanding warrant to purchase our common stock in the nine months ended December 31, 2022 and the write-off of deferred offering costs in the nine months ended December 31, 2021. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2022	2021

Salaries and benefits	$3,195	$3,028
Stock-based compensation	1,643	1,243
Board fees and other consulting services	443	311
Legal, accounting and other professional fees	1,891	1,266
Investor and public relations	951	467
Pre-launch marketing studies and analyses	1,820	1,423
Insurance	1,030	416
Travel expenses	78	21
Rent and utilities	301	282
Sublicense contract amortized acquisition expense	(38)	101
Warrant modification expense	77	-
Write off of deferred offering costs	-	232
All other expenses	195	192
	$11,586	$8,982

Salaries and benefits expense for the nine months ended December 31, 2022 primarily reflects the addition of four additional management and staff positions including our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022, our Vice President, Associate General Counsel in August 2022 and an additional administrative employee, as well as the impact of salary increases effective in January 2022 granted to our G&A management and staff. These increases are offset by the absence during the nine months ended December 31, 2022 of an accrual for estimated additional compensation expense for G&A officers and employees as a result of the outcome of the PALISADE-1 study and delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives and the impact of the voluntary resignation of our Chief Commercial Officer, who remains a member of our Board.

Stock-based compensation expense for the nine months quarter ended December 31, 2022 reflects the amortization of option grants made to our G&A officers and staff and certain consultants since May 2019, in addition to grants to new employees as indicated above. With the exception of options granted in May 2019, September 2019 and April 2020, which became fully vested and amortized in May 2022, September 2022 and April 2022, respectively, all outstanding options granted to G&A employees and consultants prior to October 2020 have become fully vested and amortized prior to December 31, 2022. Grants awarded after December 31, 2021, including those granted to new employees, account for approximately $786,000 of expense during the nine months ended December 31, 2022, offset by an expense reduction of approximately $479,000 attributable to certain options granted between May 2019 and June 2020 that became fully vested and amortized prior to or during the nine months ended December 31, 2022. Grants made during the nine months ended December 31, 2021 reflected a full nine months of expense during the nine months ended December 31, 2022, increasing expense by approximately $35,000 compared to the prior year. 2019 ESPP expense for the nine months ended December 31, 2022 was approximately $13,100 compared to $14,600 for the nine months ended December 31, 2021.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for the nine months ended December 31, 2022 also include recruiting fees for certain administrative positions and fees paid to our former Chief Commercial Officer pursuant to a consulting agreement following her voluntary resignation.

Legal, accounting and other professional fees for both periods include expenses related to routine and project-based legal services as well as accounting services related to the annual audit and quarterly review of our financial statements. Expense for both periods includes the cost of certain outsourced financial and accounting services and our information technology service provider. Expense in the nine months ended December 31, 2021 also included costs related to our implementation of new accounting software. Expense in both periods also includes legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our PH94B and PH10 intellectual property portfolios. During the nine months ended December 31, 2022, we expensed approximately $301,000 of professional services fees incurred in anticipation of a potential credit facility offering that we opted to forego following the outcome of PALISADE-1.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, during the nine months ended December 31, 2022, additional market awareness and strategic advisory and support functions and initiatives. During both periods, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During the nine months ended December 31, 2021 and through the six months ended September 30, 2022, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to PH94B as a potential acute treatment of anxiety in adults with SAD. Given the outcome of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for PH94B, these activities were significantly reduced in the quarter ended December 31, 2022. We have evaluated the extent and timing of such future activities, and anticipate that such expenditures will, for the short term, remain at the modest level similar to that expended during the quarter ended December 31, 2022.

The increase in insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity and employment practices liability, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic during 2020 and 2021, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. During 2022, we have incurred modest travel expense during the nine months ended December 31, 2022 for attendance at seminars, and for vendor audits, clinical trial site visits and certain investor-focused events, as conditions have permitted.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our extended estimate of the time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs. During the six months ended September 30, 2022, we reversed previously recorded expense of $54,800, including $29,100 which had been expensed in the quarter ended June 30, 2022. During the nine months ended December 31, 2022 and 2021, we derecognized approximately $37,900 and amortized approximately $100,600 of contract acquisition costs, respectively.

In December 2022, we modified outstanding warrants to purchase an aggregate of 1,000,000 registered shares of our common stock exercisable at $0.50 per share that were due to expire during December 2022 to extend the exercisability of such warrants for a period of two years. No other term of the warrants, including exercise price, was modified. We recognized the incremental fair value of $77,400 resulting from the modification as a noncash warrant modification expense in the quarter ended December 31, 2022.

In June 2021, we terminated our previous equity line agreement with Lincoln Park Capital. Upon termination of the agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense in the quarter ended June 30, 2022.

Interest and Other Expense

Interest income, net totaled $13,700 for the nine months ended December 31, 2022, compared to $15,300 for the nine months ended December 31, 2021. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Nine Months Ended December 31,
	2022	2021

Interest income	$34	$15
Interest expense on financing lease and insurance premium financing note	(20)	-
Interest income, net	$14	$15

For the nine months ended December 31, 2022 and 2021, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although interest rates have increased during the nine months ended December 31, 2022, our cash deposit balances have declined as we used such amounts to fund our operations. Interest expense for the nine months ended December 31, 2022 relates to interest paid on the insurance premium financing note executed in May 2022 and, in both periods, on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in February 2021, February 2022 or May 2021.

We recognized approximately $945,100 during the nine months ended December 31, 2021 attributable to the 10% cumulative dividend accrued on then-outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) as an additional deduction in arriving at net loss attributable to common stockholders in the Financial Statements. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 1,131,669 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 3,295,778 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred has been required since November 2021.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2022, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $38.2 million in noncash acquisitions of product licenses and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of approximately 7.3 million shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with respect to an at-the-market offering program (the ATM) under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through our sales agent. During Fiscal 2022, we sold an aggregate of 1,517,798 shares of our common stock and received net cash proceeds of approximately $4.3 million under the ATM. We have not sold any additional shares of our common stock under the Sales Agreement from October 2, 2021 through the date of this Report. During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds, primarily from public offerings conducted in August 2020 and December 2020, the exercise of approximately 6.6 million outstanding warrants and the upfront license payment pursuant to our sublicense and collaboration agreement for PH94B (the AffaMed Agreement), which is described more completely in Note 11, Sublicensing and Collaboration Agreements. The financings and other transactions consummated during Fiscal 2022 and Fiscal 2021 have provided our liquidity during Fiscal 2022 and through the date of this Report. During the nine months ended December 31, 2022, we have received approximately $167,500 in proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Ownership Program (the ESPP).

We had cash and cash equivalents of approximately $25.0 million at December 31, 2022, which we believe will not be sufficient to fund our planned operations for the twelve months following the issuance of these consolidated financial statements, which raises substantial doubt that we can continue as a going concern. We are continuing to evaluate our cash resources as we prepare for further discussions with the FDA regarding the next steps in our late-stage development of PH94B for the treatment of SAD, collect and analyze topline results from our exploratory Phase 2A clinical study of PH94B in adults experiencing AjDA, conduct the small Phase 1 clinical safety study of PH10 to facilitate potential Phase 2B development, on our own or with a collaborator, as a potential stand-alone rapid-onset treatment for MDD and conduct our Phase 1 safety study of AV-101 in combination with probenecid to facilitate potential exploratory Phase 2A development of AV-101. We are continuing to evaluate the potential  implications for the conduct and timing of other clinical trials and strategies for the development and commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to invest substantial additional capital resources to develop and commercialize our drug candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. For example, we may seek to enter research, development and/or commercialization collaborations similar to the AffaMed Agreement, which applies only to development and commercialization of PH94B in Greater China, South Korea and Southeast Asia, to provide non-dilutive funding for our operations, while also reducing a portion of our future cash outlays and working capital requirements. Although we may seek additional collaborations that could generate revenue and/or provide non-dilutive funding for development and commercialization of our product candidates, no assurance can be provided that any such collaborations, awards or agreements will occur in the future.

Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success and the success of certain other companies in nonclinical and clinical trials, including our development and commercialization of our current product candidates, the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based capital from non-dilutive sources, and continue to carefully manage our routine operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current development and commercialization collaboration under the AffaMed Agreement or other strategic partnering collaborations will generate revenue from future potential milestone payments or otherwise. Further, on September 6, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards by March 6, 2023, the expiration of the 180-day period in which to regain compliance, unless extended, could potentially result in a delisting of our common stock, which could materially reduce the liquidity of our common stock, result in a further reduction in the price of our common stock, require us to implement our stockholder-authorized reverse stock split to maintain our listing, and/or impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. If we do not regain compliance by March 6, 2023, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by implementing a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel. If we are unable to regain timely compliance with the Nasdaq continued listing standards and/or obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities and we may not be able to continue as a going concern. The Condensed Consolidated Financial Statements included in Part I of this Report do not include any adjustments that might result from the negative outcome of this uncertainty.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2022	2021

Net cash used in operating activities	$(42,242)	$(29,668)
Net cash used in investing activities	(212)	(200)
Net cash provided by (used in) financing activities	(644)	10,460

Net decrease in cash and cash equivalents	(43,098)	(19,408)
Cash and cash equivalents at beginning of period	68,135	103,108
Cash and cash equivalents at end of period	$25,037	$83,700

As described above, the combination of the net proceeds we received from public offerings in Fiscal 2021, from transactions under our ATM in Fiscal 2022 and from warrant exercises in both Fiscal 2021 and Fiscal 2022, have been the primary sources of our available cash during Fiscal 2022 and during the nine months ended December 31, 2022. The increase in cash used in operations during the nine months ended December 31, 2022 reflects our continued conduct, completion, pause or termination of PH94B clinical trials including PALISADE-1, PALISADE-2, the PALISADE OLS, and the Phase 2 AjDA study, as previously described, as well as ongoing manufacturing and regulatory initiatives and other nonclinical studies of our product candidates. Additionally, during Fiscal 2022, we expanded our internal capabilities with the addition of numerous senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline. In both periods, but to a much greater extent during the earlier months of Fiscal 2023, in parallel with our clinical and regulatory initiatives, and in expectation of positive results from the PALISADE Phase 3 Program, we engaged in customary pre-commercialization analyses, modeling, planning and awareness initiatives. Given the outcome of the PALISADE-1 study, we have terminated most of such activities and are evaluating the extent and timing of such future activities. Cash used in investing activities during the nine months ended December 31, 2022 reflects laboratory analytical equipment acquired for our internal studies and experiments on both PH94B and PH10. Cash used in investing activities during the nine months ended December 31, 2021 primarily reflects the cost of laboratory analytical equipment acquired for use by our CMO in connection with the development and production of PH94B drug product. Cash used by financing activities during the nine months ended December 31, 2022 is primarily the result of the proceeds of option exercises and the purchase of common stock under our ESPP, net of principal payments on our insurance premium financing note and expenditures related to the ATM transaction with Jefferies which are recorded as deferred offering costs. Cash provided by financing activities during the nine months ended December 31, 2021 is primarily the result of warrant exercises, net of expenditures related to the ATM transaction with Jefferies and recorded as deferred offering costs.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Quarterly Report on Form 10-Q for our quarter ended September 30, 2022, filed with the Securities and Exchange Commission (SEC) on November 10, 2022, that occurred during the quarter ended December 31, 2022, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to successfully complete at least one Phase 3 clinical trial and certain other clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of PH94B as needed, over time treatment of anxiety in adults with SAD, or for any other anxiety disorder such as AjDA. For PH10, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of PH10 as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101 in combination with probenecid, at present, for treatment of any CNS indication, we believe we will need to complete our ongoing exploratory Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of PH94B, PH10, AV-101 or any other product candidate will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Currently, management is unaware of any FDA-approved rapid-onset treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as PH94B. Also, management is currently unaware of any FDA-approved oral treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered PH10 or our orally administered AV-101 in combination with probenecid. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other CNS indications for which PH10 or AV-101 in combination with probenecid may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as PH94B, PH10 and AV-101, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for PH94B as an as needed treatment of anxiety in adults with SAD, physicians may prescribe PH94B to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $47.0 million and $31.1 million for the nine months ended December 31, 2022 and 2021, respectively, and $47.8 million and $17.9 million during our fiscal years ended March 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of approximately $314.6 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2022 as a result of the uncertainty of our ability to continue as a going concern. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercial operations expense, including medical education, sales and marketing expense. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through December 31, 2022, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended December 31, 2020, the majority of which remains recorded as deferred revenue at December 31, 2022, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, PH94B, PH10, AV-101 or another future CNS product candidate, or we enter into one or more development and commercialization agreements with respect to PH94B, PH10, AV-101 or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Since 2019, we have expended a considerable portion of our resources for research, clinical development, manufacturing and regulatory expense related to PH94B and PH10, including costs related to the PALISADE Phase 3 Program and our Phase 1 study of PH10 in MDD. We expect to continue to expend substantial resources for the foreseeable future developing and commercializing PH94B, PH10 and AV-101 on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing PH94B and our other product candidates, should the FDA approve any of such product candidates for sale.

Although we had cash and cash equivalents of approximately $25.0 million at December 31, 2022, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, we plan to (i) pursue a revised Phase 3 clinical development plan for PH94B, (ii) continue to advance our opportunities to explore PH94B’s therapeutic potential beyond SAD, (ii) complete clinical, if any, and nonclinical preparations to initiate Phase 2B clinical development of PH10 as a potential stand-alone treatment for MDD, (iii) complete our exploratory Phase 1B drug-drug interaction clinical study of AV-101 in combination with probenecid to better understand opportunities to explore its therapeutic potential in certain neurological disorders, and (iv) conduct various nonclinical studies involving PH94B, PH10 and AV-101.

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

Accordingly, our results of operations and the implementation of both our short-term and long-term business plan could be adversely affected by general conditions in the global economy, including conditions that are outside of our control. A prolonged economic downturn could result in a variety of risks to our business and may have a material adverse effect on us, including limiting or restricting our ability to access capital on favorable terms, or at all, which would limit our ability to obtain adequate financing to maintain our operations.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, commercial operations, finance, human resources, information technology, manufacturing and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer and Chief Financial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 32 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems following our change in business plans as a result of the negative results of our PALISADE-1 clinical trial or in the future. As of the date of this Report, a total of eight employees have voluntarily resigned from their positions within the Company since the PALISADE-1 outcome was reported, including our Chief Commercial Officer and Chief Medical Officer. We expect the work conducted by these individuals will, in the near term, be assumed by other employees and, when appropriate, resumed by personnel that may be hired in the future as we advance the development and potential commercialization of one or more of our product candidates. However, competition for qualified personnel in the pharmaceuticals field is intense, and we may not be able to attract and retain quality personnel on acceptable terms.

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

Remote working arrangements could significantly increase the Company’s digital and cybersecurity risks.

Most of our employees are geographically dispersed from our headquarters facility in South San Francisco and now routinely work remotely. With the continuing shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater, including increased risk of phishing and other cybersecurity attacks as well as increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value, which could adversely affect our Company's business.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is likely to remain highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	volatility resulting from uncertainty and general economic conditions;

●	plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

●	the failure of the FDA or other regulatory authority to approve our product candidates;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	the success or failure of other CNS therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	announcements regarding our intellectual property portfolio;

●	failure of our product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales or purchases of large blocks of our common stock, including sales or purchases by our executive officers, directors and significant stockholders;

●	establishment of short positions by holders or non-holders of our stock or warrants;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 6. EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among Vistagen Therapeutics, Inc.,VTGN Merger Sub, Inc., Pherin Pharmaceuticals, Inc. and Kevin McCarthy dated December 20, 2022, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2022.
10.1*	Amendment No 2. to Consulting Services Agreement between Vistgen Therapeutics, Inc. and FitzPatrick & Co. LLC effective January 1, 2023
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: February 7, 2023