Form 10-K
period 2023-03-31
Vistagen Therapeutics, Inc.
filed 2023-06-28
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes   ☐     No   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes   ☐     No   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2022, the last business day of the registrant’s second fiscal quarter, was: $31,202,662.

As of June 27, 2023, there were 7,872,479 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

i

TABLE OF CONTENTS

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	the availability of capital to satisfy our working capital requirements and development objectives for our product candidates;

●	the accuracy of our estimates regarding future expenses, future revenues and future capital requirements;

●

our plans to develop our product candidates, including, among other things, fasedienol (PH94B) as a potential acute treatment of anxiety in adults with social anxiety disorder (SAD) and other anxiety disorders, itruvone and (PH10) as a potential treatment for major depressive disorder (MDD) and other depression-related disorders, as well as development programs for our other product candidates- PH15, PH80, PH284 and AV-101;

●

our ability to initiate and complete necessary preclinical and clinical studies in accordance with applicable regulatory requirements to advance the development of our product candidates and for those studies to generate positive results;

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

Overview

We are a late clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those currently available for treating anxiety, depression and multiple CNS disorders. Our pipeline includes six clinical-stage product candidates, including five investigational agents belonging to a new class of neuroactive drugs known as pherines, in addition to AV-101, an oral prodrug of an antagonist of the glycine site of the N-methyl-D-aspartate receptor (NMDAR). Pherines, which are administered as nasal sprays, are designed with an innovative rapid-onset mechanism of action that activates chemosensory neurons in the nasal cavity and can selectively and beneficially impact key neural circuits in the brain without requiring systemic uptake or direct activity on CNS neurons. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike some approved NMDAR antagonists having significant side effects.

Our CNS product candidates are set forth below. Each has an innovative potential mechanism of action (MOA), has been safe and well-tolerated in all clinical studies to date, and has therapeutic potential in multiple CNS markets.

(1)	Indicates U.S. Investigational New Drug (IND) application-enabling work necessary to facilitate further clinical development in the U.S.

Our goal is to develop and commercialize, on our own and with multiple global and regional strategic partners, innovative therapies for anxiety, depression, and other CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide. First and foremost, we are passionate about transforming mental health care and redefining what is possible in the treatment of anxiety and depression disorders – One Mind at a Time™.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of synthetic neuroactive steroids referred to as pherines. Pherines, administered in ultra-low microgram level doses as odorless and tasteless nasal sprays, are designed to selectively engage chemosensory neurons in the nasal cavity and induce rapid-onset pharmacologic and behavioral benefits. Specifically, each of our pherine product candidates is a distinct chemical entity that selectively modulates particular areas of the brain, such as the limbic amygdala (the main fear and anxiety center of the brain), the hypothalamus, the hippocampus, the locus ceruleus, and the prefrontal cortex. We believe each of our pherine product candidates has the potential to be a fast-acting therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment (PH15), vasomotor syndrome (hot flashes) due to menopause, as well as migraine headaches (PH80) and disorders related to appetite loss (cachexia) (PH284), all without requiring apparent systemic uptake or binding to classic abuse liability receptors or steroidal hormone receptors.

Fasedienol Nasal Spray

Fasedienol (PH94B) is a synthetic investigational pherine from the androstane family in Phase 3 clinical development in the U.S. for treatment of social anxiety disorder (SAD). When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic uptake and distribution of the compound to the brain to achieve its rapid-onset and short duration of anxiolytic effects.

Social Anxiety Disorder (SAD).   Based on the 2021 National Health and Wellness Survey, over 25 million adults or 10% of the adult population in the U.S. have experienced SAD. SAD can be viewed as a series of acute, socially stressful events in which patients exhibit excessive fear of embarrassment, humiliation, scrutiny, evaluation, or rejection by others (Liebowitz, Gorman, Fyer, & Klein, 1985). The avoidance, fear, or anxious anticipation of these situations interferes significantly with the person’s daily routine, having a marked impact on occupational functioning and social life. The disorder has a lifetime prevalence estimated at up to 13%, with onset typically in the mid-teens or earlier, and is diagnosed slightly more frequently in females than males. In the absence of anxiety-provoking social or performance events, generally, patients with SAD are asymptomatic.

SAD typically does not resolve naturally, oftentimes leading to alcohol use disorder and major depressive disorder (MDD) as sequalae. A key psychotherapy mechanism by which individuals with SAD overcome this condition, or lessen their symptoms, is believed to be by exposing themselves to feared or avoided situations. This is the basis of cognitive-behavioral treatment (CBT) for SAD. However, it is difficult for most individuals with SAD to even consider entering stressful, anxiety‑provoking social or performance situations, preventing initiation of CBT as a  psychotherapeutic approach with its gradual increase in exposure to stress, which is necessary for successful CBT.

The three antidepressants currently FDA-approved for treatment of SAD exert their therapeutic effect by gradually and over time reducing the anxiety and physical symptoms that SAD patients experience when they find themselves in feared or avoided situations. Once these products begin to produce a clinical therapeutic benefit, usually at least three to six weeks following the start of daily systemic dosing, the approved treatments for SAD may work by controlling anxiety when SAD patients enter stressful, anxiety-provoking situations. However, these products require long-term daily maintenance dosing, regardless of whether the patient actually experiences social anxiety on a given day, and chronic treatment is typically associated with a range of bothersome side effects, such as gastrointestinal symptoms, agitation, sleep disturbances, weight changes, and sexual dysfunction.

Fasedienol and SAD.   We believe fasedienol allows individuals affected by SAD to enter stressful or previously avoided social or performance situations with fewer or less severe symptoms when they have been pre-treated with fasedienol. A key and substantial difference between fasedienol and each of the three antidepressants approved by the FDA for the treatment of SAD is that fasedienol is used only on an as-needed basis prior to or during a socially stressful situation because of its rapid-onset pharmacological effect. Nor does fasedienol require systemic uptake and chronic daily maintenance dosing. Hence, fasedienol has the potential to reduce the wave of anxiety usually experienced by SAD patients when in a feared situation and is designed to be used on an as-needed basis prior to or during these stressful or often-avoided social or performance situations. Through more frequent exposure to socially stressful events, SAD subjects gain new insight about their social and performance situations and begin to cognitively separate the negative physiological symptoms of anxiety from specific anxiety-provoking events. By engaging in new situations previously avoided as a result of less severe and frequent waves of anxiety following treatment, subjects experience increased confidence, leading to an overall reduction in SAD illness severity, decreased burden of disease, improved workplace productivity, educational attainment, and satisfaction with social life.

Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse potential (for example, dopamine, nicotinic, and opiate receptors) when activated by some other pharmaceutical compounds. It also does not produce agonistic or antagonistic effects on GABAA α1/β2/γ2 ion channels. Fasedienol is pharmacologically active without requiring apparent systemic uptake and distribution to achieve its rapid-onset and short duration of anxiolytic effects.  The U.S. Food and Drug Administration (FDA) has designated fasedienol as a Fast Track product candidate, and we are currently developing fasedienol for the treatment of anxiety symptoms in adult subjects with SAD.

Fasedienol’s MOA via Olfactory-Amygdala Circuit

The proposed MOA of fasedienol is fundamentally differentiated from all currently approved anti-anxiety medications, including the three antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers, which, although not FDA-approved for the treatment of SAD, are prescribed for treatment of SAD on an off-label basis. Pre-clinical and Phase 2 clinical studies completed to date suggest that fasedienol has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential drug-drug interactions, abuse, misuse and addiction associated with certain other systemic pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

SAD Phase 1 Studies.   Fasedienol’s rapid-onset and short-acting properties are supported by Phase 1 clinical trials conducted in healthy male and female subjects. In these trials, fasedienol was intranasally administered to subjects via a noninvasive nasal spray device, and changes in bioelectric transmucosal potentials of the nasal septum chemosensory epithelium were measured. These trials demonstrated that: (i) the nasal chemosensory epithelium has receptors that are selective for fasedienol, and (ii) fasedienol produces an immediate local electrogram response (i.e., EVG or EGNR), as illustrated by electrograms recorded from the surface of the sensory neuroepithelial lining of the vomeronasal organ. Additional studies evaluated the effect of fasedienol on the EVG amplitude and duration. Collectively, these studies show that fasedienol produces a short-duration electrogram response at the level of the peripheral receptor sites. Systemic exposure to fasedienol was evaluated following escalating doses of fasedienol in healthy female subjects. No measurable plasma concentrations of fasedienol were observed in the blood samples taken following the two highest single intranasal doses of 4.8 and 19.2 μg. In all samples (taken at 15 minutes, 30 minutes, and one hour after dosing), the levels were below the level of detection of 0.1 ng/mL. For exploration, a more sensitive research bioanalytical method (non-validated) was used on a selection of samples. Using this method, with a limit of quantitation of 0.025 ng/mL, no fasedienol could be detected. A study was conducted in human subjects to establish the bioavailability of fasedienol administered intranasally and repeatedly with the maximal therapeutic dose. However, it was not possible to characterize the actual bioavailability of fasedienol due to the absence of quantifiable concentrations of fasedienol in plasma.  With respect to fasedienol’s safety profile, the totality of nonclinical data and clinical data in over 800 human subjects exposed to fasedienol to date continue to demonstrate that fasedienol appears to be safe and is well-tolerated, as well as the lack of abuse potential of fasedienol.

SAD Phase 2 Studies

Positive Phase 2 Results in Public Speaking and Social Interaction-Induced Stressors in a Clinical Setting.   Phase 2 development of fasedienol began with a two-part public speaking and social interaction challenge study. In this published randomized, double-blind, placebo-controlled Phase 2 clinical trial (n=91) conducted at three clinical sites, 91 adult female subjects diagnosed with SAD underwent a placebo-only baseline public speaking and social interaction challenges in a clinical setting followed a week later by a randomized placebo-controlled treatment period and intranasal administration of fasedienol. Fasedienol (1.6 μg) was administered intranasally 15 minutes prior to both the public speaking and social interaction challenge simulations. The two challenges were separated by a 30-minute rest period. The primary outcome measure was the Subjective Units of Distress Scale (SUDS). Peer-reviewed results published in the American Journal of Psychiatry (Monti, et al., Am. J. Psychiatry (2014) 171:675-682) showed statistically significant results for reducing anxiety during a public speaking performance and during social interactions in a clinical setting. During the public speaking challenge, subjects randomized to treatment with fasedienol (n = 45) showed a 26.7-point improvement in mean SUDS scores following the treatment visit with fasedienol as compared to the SUDS scores during the baseline visit (placebo treatment). In comparison, subjects randomized to treatment with placebo (n = 46) showed an improvement of only 14.0 points in mean SUDS scores compared to baseline. The fasedienol treatment group’s improvement in the public speaking challenge significantly exceeded that of the placebo group’s improvement (t = 3.16, p = 0.002).

Mild or moderate adverse events were infrequent and did not differ significantly between the fasedienol and placebo groups. No severe or serious adverse events were reported.

Positive Phase 2 Results in a Real-World Setting.  A second peer-reviewed Phase 2 study of fasedienol in SAD was published in the Journal of Depression and Anxiety (Monti, et al., Depress Anxiety (2016); 33: 1081–1089). In the randomized, double-blind, placebo-controlled crossover study that included both adult males and females 18 to 65 years of age, subjects self-administered fasedienol or placebo nasal spray on an as-needed basis, just prior to stressful, anxiety-provoking encounters in their daily lives, up to four times a day. Following two weeks of treatment, the subjects were crossed over to the other nasal spray for another two weeks. The primary efficacy measure in the study was the SUDS and the secondary efficacy measure was the Liebowitz Social Anxiety Scale (LSAS). The LSAS was created by Dr. Michael Liebowitz and was the primary efficacy endpoint in all Phase 3 registration trials for the three antidepressants approved by the FDA for treatment of SAD. Dr. Liebowitz was the Principal Investigator of this Phase 2 study of fasedienol.

The change from baseline SUDS scores was significantly greater for all subjects while taking fasedienol compared with the placebo group. The average change from baseline SUDS score was 15.6 points for all subjects while on PH94B and 8.3 points while on placebo (paired t-test = 3.09; p = 0.006; effect size 0.658). The LSAS was recorded at weekly visits. Looking between groups at just the group treated first with fasedienol for two weeks, fasedienol showed a positive trend in the LSAS scores (p = 0.07, Cohen’s d = 0.812, change from baseline 23.3 vs 8.2 points fasedienol vs placebo, respectively). Interestingly, subjects receiving fasedienol first also had a significantly greater decrease in their avoidance score on the LSAS as compared to those who received placebo first (p = 0.02, Cohen’s d = 1.078). After the crossover, fasedienol showed less of an effect as compared to placebo, likely due to a confidence carryover effect from treatment with fasedienol during the previous two weeks. Importantly, self-administration of fasedienol on an as‑needed basis prior to anxiety-provoking encounters in a real-world setting was accompanied by a persistent change in overall SAD symptoms, reduction in fear and anxiety, and less frequent avoidance, as measured by the LSAS over the course of fasedienol usage. Notably, the amount of separation between fasedienol and placebo at the end of the first two weeks on the LSAS in this study was comparable to what was observed in the registration trials for the current FDA-approved antidepressants after 12 weeks. A large effect size (0.78) and trend to significance (p = 0.083) in favor of fasedienol also was observed when comparing overall the Clinical Global Impression (CGI) score means for fasedienol and placebo during the first two weeks of treatment. Patient Global Impression of Change (PGI-C) ratings also showed improvement for fasedienol after two weeks of treatment (p = 0.024).

No drug-related serious adverse events (SAEs) were reported during the study. All adverse events (AEs) were mild or moderate and the frequencies of their occurrence did not differ meaningfully between active and placebo treatments.

We believe this multiple-administration, placebo-controlled assessment Phase 2 study conducted in a real-world setting outside a clinical environment indicates the potential for cumulative functional improvement with longer use of fasedienol, while still being used on an as-needed basis, as subjects are increasingly able to engage in previously difficult social and performance situations in their daily lives more frequently and with less fear and anxiety.

SAD Phase 3 Studies

PALISADE-1.  In May 2021, we initiated our PALISADE Phase 3 Program for fasedienol in SAD with PALISADE-1, a single-administration assessment Phase 3 public speaking challenge clinical study of fasedienol for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the acute phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration assessment Phase 2 public speaking challenge study of fasedienol, which involved self-administration of only a single dose of fasedienol by subjects randomized to the treatment arm. All subjects were given an anxiety-provoking public speaking challenge, conducted only in a clinical setting, and their change in a Subjective Units of Distress Scale (SUDS) score was determined.

In July 2022, we announced top line results from PALISADE-1. Although the safety and tolerability of fasedienol in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the following hypotheses are potential explanations for the unexpected outcome in PALISADE-1: (i) the study was conducted during the acute phase of the COVID-19 pandemic, introducing significant systemic variability in terms of changing social dynamics, subject stress, study site and contract research organization (CRO) personnel turnover and mask wearing regulations; (ii) given the foregoing, the public speaking challenge study design may not have been scalable to a large Phase 3 study, particularly during the acute phase of the COVID-19 pandemic; and (iii) some subjects in the study may have had reduced potential to respond to fasedienol due to impaired olfactory cell function potentially caused by the COVID-19 virus, nasal swab testing for COVID-19, respiratory syncytial virus (RSV) or influenza, and/or heavy cannabis use, smoking or vaping.

PALISADE-2.   In October 2021, near the end of the acute phase of the COVID-19 pandemic, we initiated PALISADE-2, which involved the same clinic-based, single-administration assessment public speaking challenge study design and use of the SUDS as the primary efficacy endpoint as PALISADE-1. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned, without revealing the underlying data to us.

Although the results of the interim analysis of PALISADE-2 indicated that continuation of the study would not be futile, after considering the expense, time, and challenges associated with PALISADE-1, as well as the potential methodological complexities involved in resuming PALISADE-2, we closed the PALISADE-2 study. Topline results from the 140 subjects who completed PALISADE-2 are expected in the second half of 2023.

PALISADE Open Label Study.   The PALISADE Open Label Study (OLS) was a Phase 3, open-label safety trial designed to evaluate the safety and tolerability of multiple, as-needed administrations (up to four times a day) of fasedienol in adults with SAD. The PALISADE OLS also evaluated the change from baseline in monthly standard clinical measurements and behavioral assessment scales (LSAS, Clinician Global Impression of Improvement scale (CGI-I) and Patient Global Impression of Change scale (PGI-C)) in response to anxiety-provoking social situations in daily‑life after the administration of fasedienol. The key exploratory efficacy endpoint in the study included evaluation of the change from baseline on the LSAS, which measures SAD patients’ response to anxiety-provoking social and performance situations experienced in their daily lives. Following the completion of PALISADE-1, we terminated the PALISADE OLS early, solely for strategic business reasons, and not due to any safety concerns with fasedienol.

Safety and tolerability of fasedienol were assessed and summarized during monthly visits from baseline to end of treatment in AEs, laboratory values, 12‑lead electrocardiograms (ECGs), physical examinations, and vital sign assessments following exposure to fasedienol. Long-term administration of 3.2 µg of fasedienol, as-needed up to four times per day, was safe and well-tolerated, with no new safety findings or trends identified, regardless of the number of doses administered by each subject (safety population: n=481). Headache was the most common treatment-emergent adverse event (TEAE) (17.0%), and, except for COVID-19 TEAEs (11.4%) which were not considered related to fasedienol, no other TEAE occurred in more than 5.0% of subjects. Over 30,000 doses of fasedienol were administered by patients during the study, with a mean duration of four months and a maximum study duration of over ten months.

The final data set from PALISADE OLS demonstrates clinically meaningful functional improvement, as measured by the LSAS, and total LSAS scores, in both men and women, continued to decline in consecutive months during the study, as follows:

●	After 1 month, the mean reduction on the LSAS was 16 points (n=385);

●	After 2 months, the mean reduction on the LSAS was 20 points (n=324); and

●	After 3 months, the mean reduction on the LSAS was 24 points (n=218).

For subjects who continued in the study, total LSAS scores continued to decline from baseline, with improvements observed each month on the LSAS through nine months. The continued improvement in LSAS scores is indicative of the therapeutic potential of multiple, patient-tailored, as-needed administrations of fasedienol over time to help patients build confidence to engage in anxiety-provoking social and performance situations in their daily lives more frequently and with less fear and anxiety.

In addition, the CGI-I results indicated 43% of the 218 patients assessed after three months were “much” or “very much” improved, and PGI-C results indicated 44% of the 218 patients assessed after three months considered themselves “much” or “very much” improved.

FDA Feedback on Path Forward; FEARLESS-1.   We believe data from approximately 400 subjects in the PALISADE OLS over a period of one month and beyond, combined with the data from the previous Phase 2 randomized, double-blind, placebo-controlled, crossover study of fasedienol after two weeks of use, as discussed above, demonstrate the potential for fasedienol to achieve robust overall reduction in symptoms of SAD and improvement in severity of the disorder over time, as measured by the LSAS. These data also appear to suggest that studies involving multiple administrations of fasedienol over time on an as-needed basis, up to four times per day, when subjects experience daily, real-life, socially stressful situations may most accurately reflect the true efficacy of fasedienol in patients with SAD and represent the actual way in which they would use fasedienol, if approved. Utilizing the LSAS as the primary efficacy outcome measure in our next Phase 3 study is consistent with the pivotal registration trials for all three currently approved treatments for SAD. As those studies indicate, the LSAS is capable of measuring a drug’s efficacy in patients with SAD due to its ability to capture patient feedback on fear and anxiety regarding various social situations, as well avoidance of such situations. Hence, we believe using the LSAS as the primary efficacy endpoint for our further Phase 3 development of fasedienol has the potential to demonstrate its efficacy and true impact on patients’ lives.

In the first quarter of calendar 2023, we met with the FDA to discuss next steps in our Phase 3 development plan for fasedienol in SAD, which plan includes, among other things, conducting, on our own or  with collaborators, a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of fasedienol in adults in a real-world setting, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of fasedienol over time in patients with SAD to support a potential fasedienol New Drug Application (NDA). Positive feedback from the FDA at this meeting confirmed the acceptable use of the LSAS as a primary efficacy endpoint. Accordingly, we are positioned to finalize key components of FEARLESS, our potential NDA-enabling Phase 3 development program for fasedienol for treatment of SAD.

Unlike the PALISADE Phase 3 studies, which involved assessment of only a single, self- administered dose of fasedienol in a clinic-based public speaking challenge using the SUDS as the primary outcome measure, our FEARLESS program will assess multiple administrations of fasedienol, on a patient-tailored as-needed basis, up to six times per day, in a real-world setting over a multiple week period, with the LSAS as the primary efficacy endpoint, consistent with the FDA’s three precedent-setting approvals of antidepressants for treatment of SAD. Dr. Michael R. Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute and current Managing Director of The Medical Research Network LLC in New York City, is the innovator of the LSAS and will be the Principal Investigator for our FEARLESS program in SAD.

Exploratory Phase 2A Study in AjDA and Future Development Opportunities.    During the acute phase of the COVID-19 pandemic, we conducted a small exploratory Phase 2A clinical study of fasedienol designed to assess its therapeutic potential in adults experiencing adjustment disorder with anxiety (AjDA). Adjustment disorder (AjD) occurs within three months of exposure to a stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Our small exploratory study in AjDA is believed to be the first ever randomized, double-blind, placebo-controlled Phase 2A study in the U.S. aimed at exploring the pharmacological treatment of AjDA, and the first clinical trial that evaluated the effects of a fixed dosing regimen of fasedienol, involving intranasal administration of 3.2 µg of fasedienol four times per day over four weeks. A total of 71 subjects were screened for the study, 41 were randomized, 7 discontinued, and 34 completed four weeks of treatment. The study, which was not designed to achieve statistical significance, did not demonstrate a clinically significant difference between fasedienol and placebo as measured on the clinician-rated Hamilton Anxiety Scale (HAM-A). Site variances and both a high drug response rate and high placebo response rate were observed, likely related to the various aspects of AjDA that make it a challenging indication to study. The study of AjDA is complicated because the disorder is, by definition, temporary and self-resolving, making it difficult to identify the cause of clinical improvement or whether placebo played a role in any improvement observed. AjDA is a temporary stress reaction. The stress reaction typically starts within three months of an identifiable stressful situation, but because the disorder is directly linked to a stressor, once the stressor ends, the anxiety reaction may also end, with or without treatment.

Fixed dosing of fasedienol four times per day, over four weeks, was well tolerated, with no appreciable differences in TEAEs between fasedienol and placebo. All reported TEAEs were of mild or moderate severity, with no severe or serious TEAEs reported during the study. Headache was the most commonly reported TEAE, reported by 3 subjects (15.8%) on fasedienol and 2 subjects (9.1%) on placebo.

Despite the methodological challenges inherent in the exploratory Phase 2A study in AjDA, we believe fasedienol builds resilience against anxiety and reduces the cognitive and physical paralysis that occurs during moments of heightened anxiety and stressful situations. Results of the AjDA study may provide support for an as-needed fasedienol dosing approach over time as the preferred mode of treatment.

We may also have potential opportunities to explore the development of fasedienol for other anxiety-related disorders, including postpartum anxiety, post-traumatic stress disorder, panic disorder, and procedural anxiety.

Itruvone Nasal Spray

Itruvone (PH10) is an odorless, tasteless synthetic investigational pherine from the pregnane family with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone, which is administered as a nasal spray at microgram-level doses, is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to fasedienol, itruvone’s proposed MOA involves the regulation of the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy, including both intravenous ketamine and intranasal ketamine (esketamine), we believe itruvone does not require systemic uptake and distribution of the compound to the brain to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, itruvone has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with ketamine-based therapy.

Major Depressive Disorder.    Depression is a serious medical illness and a global public health concern that can occur at any time over a person's life. According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 250 million people. Statistics reported by the U.S. National Institute of Health (NIMH) indicate that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., had at least one major depressive episode in 2020. While most people will experience a depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. In typical depressive episodes, an individual experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD also may include diminished pleasure in activities, changes in appetite that result in weight changes, insomnia or oversleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. Current oral antidepressants have modest efficacy, substantial lag of onset of action, and considerable side effects. Approximately two out of every three depression sufferers do not receive adequate therapeutic benefits from their initial treatment with a standard antidepressant, and the likelihood of achieving remission of depressive symptoms declines with each successive treatment attempt. Even after multiple treatment attempts with current antidepressants, approximately one-third of depression sufferers still fail to find an adequately effective therapy. In addition, this trial and error process and the systemic effects of the various antidepressants involved may increase the risk of patient tolerability issues and serious side effects, including suicidal thoughts and behaviors in certain groups. Inadequate response to current treatments is among the key reasons MDD is one of the leading public health concerns in the United States, creating a significant unmet medical need for new agents with fundamentally different mechanisms of action and safety profiles.

MDD Clinical Studies.   In a peer-reviewed, published exploratory Phase 2A clinical study (n=30), itruvone, self-administered at a daily dose of 6.4 micrograms, was well-tolerated and demonstrated significant (p=0.022) rapid-onset antidepressant effects, which were sustained over an 8-week period, as measured by the Hamilton Depression Rating Scale-17 (HAM-D-17), without side effects or safety concerns that may be caused by certain oral antidepressants or intravenous or intranasal ketamine-based therapy. With its potential for rapid-onset activity at a 6.4 microgram-level dose that we believe does not require systemic uptake to achieve sustained antidepressant effects, as well as a safety profile in studies completed to date that is differentiated from current therapeutics, we believe itruvone has transformative potential an innovative stand-alone treatment for MDD and potential opportunities for development in multiple additional depression disorders, including postpartum depression, treatment-resistant depression, and suicidal ideation.

In January 2023, we launched a small U.S. single center, randomized, double-blinded, placebo-controlled Phase 1 study to investigate the safety and tolerability of itruvone in healthy adult subjects (n=12). The study was designed to confirm the favorable safety profile of itruvone established in three previous clinical studies conducted in Mexico, including the Phase 2 study noted above, as well as facilitate our plans for Phase 2B development of itruvone in the U.S. as a fast-acting stand-alone treatment for MDD. In June 2023, we announced positive data from this study. There were no reported SAEs or discontinuations due to adverse events in the trial. Two AEs were reported during the treatment period, fatigue and headache, which occurred in the same subject. Both AEs resolved without sequelae and were mild in severity. Following itruvone administration, there were no clinically significant findings in ECGs, vital signs, and laboratory parameters. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile.

The FDA has granted Fast Track designation for development of itruvone as a potential adjunctive treatment for MDD.

PH80 Nasal Spray

PH80 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for both vasomotor symptoms (hot flashes) due to menopause and migraine headaches. PH80, which is administered as a nasal spray at microgram-level doses, engages and activates chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that modulate neural circuits in the basal forebrain associated with the control of body temperature, as well as premonitory and aura symptoms of migraines.

PH80 for Acute Management of Vasomotor Symptoms (Hot Flashes) due to Menopause.    Approximately 60% to 80% of women entering menopause suffer from hot flashes and associated symptoms lasting up to ten years, according to the Massachusetts General Hospital Center for Women’s Mental Health. Menopausal symptoms are triggered by hormonal fluctuations that develop at the onset of menopause and affect areas of the brain involved in the control of core body temperature. Sudden changes in core body temperature result in hot flashes, sweating, reddening of the face and upper thorax, rapid heartbeat and general feelings of discomfort that can have an impact on the quality of life.

In a small exploratory Phase 2A clinical study (n=36), PH80 showed a profile compatible with the acute management of menopausal hot flashes. The randomized, double-blind, placebo-controlled exploratory Phase 2A study was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the acute management of vasomotor symptoms hot flashes due to menopause. In the study, PH80 nasal spray containing PH80 in a dose of 0.8 micrograms/50 microliters (0.8 µg/50 µL) was self-administered by subjects intranasally, two sprays in each nostril (total dose = 3.2µg) up to four times daily, as-needed for four consecutive weeks. One additional dose was allowed at night if subjects were awakened by hot flashes. Through the course of the study, subjects recorded the number, severity, disruption in function, and sweating related to hot flashes. PH80 was well-tolerated with no serious adverse events, and the adverse event profiles were comparable between PH80 and placebo. All 36 subjects completed four weeks of treatment and no subject discontinued participation in the study as a result of TEAEs.

PH80 induced significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the four-week treatment period. At baseline, subjects reported a mean daily number of hot flashes of 7.7 (PH80, n=18) and 8.0 (placebo, n=18). After one week of treatment, the number of hot flashes dropped to 2.8 (PH80) and 6.4 (placebo) (p<.001), and after four weeks of treatment the number of hot flashes dropped to 1.5 (PH80) and 5.1 (placebo) (p<.001). PH80 treatment also significantly reduced the severity, disruption in function, and sweating related to hot flashes during the treatment period as compared with placebo.

We are currently preparing, on our own or with collaborators, to submit an U.S. IND for a Phase 2B clinical study of PH80 as a treatment for hot flashes due to menopause.

PH80 for Acute Treatment of Migraine Headaches.     Migraine headaches are a common and debilitating neurological disorder experienced by approximately 4% to 9% of men and 11% to 25% of women, according to the American Headache Society. A migraine is characterized by unilateral, pulsating headaches of moderate to severe intensity lasting four to 72 hours. Symptoms are aggravated by routine physical activity and are associated with nausea, photophobia and phonophobia. Usually, migraine headaches are preceded by premonitory symptoms (fatigue neck discomfort, gastrointestinal symptoms and mood changes, and these are followed by an aura of sensory and language disturbance (Headache, 58: 4-16, 2018. American Headache Society).

PH80 initiates neural impulses in the olfactory bulb transmitted by pathways that rapidly affect the function of multiple structures in the brain, including the amygdala and hypothalamus that have been linked to the pathology of migraine. Due to its MOA and a small proof of concept study, we believe PH80 may have therapeutic potential to relieve premonitory and aura symptoms of migraines.

PH15 Nasal Spray

Cognitive impairment has many potential causes, including mental fatigue, and is often associated with hypersomnia or excessive daytime sleepiness (EDS).  EDS is commonly caused by sleep-related disorders such as sleep apnea, circadian rhythm disorder, or narcolepsy but may also be caused by psychiatric disorders, neurological conditions, or medications.  In the U.S., it is estimated that 12.7% of adults, or approximately 30 million people suffer from EDS (Ford et al, 2015).

PH15 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. Early functional MRI studies in human volunteers at Stanford University revealed that intranasal administration of PH15 induced rapid activation of brain areas related to cognition (Sobel et al, Brain, 1999). In a small double blind, placebo-controlled study Phase 2 study of human subjects who were sleep deprived to induce mental fatigue, intranasal PH15 showed rapid and significant improvement in cognitive and psychomotor performance and improvement of reaction time that was better than the effect of a placebo and 400 mg of oral caffeine. We are currently evaluating the path forward to submitting an U.S. IND for a Phase 2 clinical study, on our own or with collaborators, and the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray

PH284 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the path forward to submitting an U.S. IND for cachexia, on our own or with collaborators, and the appropriate patient populations for demonstrating increase in appetite and weight gain in a second Phase 2 study.

AV-101

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple CNS disorders. We are currently preparing for Phase 2A development of AV-101, on our own or with collaborators,  as a treatment for one or more neurological disorders involving the NMDAR receptor.  Multiple studies have shown AV-101 to be safe and well-tolerated, and a range of preclinical studies indicate potential in multiple indications, including levodopa-induced dyskinesia, neuropathic pain, seizures, MDD, and suicidal ideation.

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

We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also utilize know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection in appropriate markets, and endeavor to timely file patent applications for new commercially valuable inventions.

To protect our rights to our proprietary technology, we require all employees, as well as our external collaborators, consultants and CROs when feasible, to enter into agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

We plan to continue to expand our intellectual property estate by filing patent applications directed to pharmaceutical compositions, methods of use, including treatment and patient selection, formulations, nasal administration devices, and manufacturing processes created or identified from the ongoing development of our product candidates.

Patents

We own and have licensed granted patents and pending patent applications in the U.S. and in certain foreign countries. These patent properties include, but are not limited to:

Fasedienol (PH94B) for the treatment of social anxiety disorder:

●	Granted U.S. patents and corresponding foreign patents related to the treatment of anticipatory anxiety or social phobic response.

The granted U.S. patents related to fasedienol to treat social anxiety disorder will nominally expire either in 2025 or 2028, respectively, and foreign patents will nominally expire in 2026, subject to patent term extensions that may be available on a country-by-country basis, including in the U.S.

Fasedienol (PH94B) for the treatment of adjustment disorder:

●	Pending U.S. and corresponding foreign patent applications related to the treatment of adjustment disorder with anxiety.

Patents that may be granted on these applications related to fasedienol to treat adjustment disorder will nominally expire in 2041, subject to patent term extensions that may be available on a country-by-country basis, including in the U.S.

Itruvone (PH10) for the treatment of depression:

●	Granted U.S. patent and corresponding foreign patents related to the treatment of depressive disorders.

The U.S. and foreign patents related to itruvone to treat depression nominally expire in 2033, subject to extensions that may be available on a country-by-country basis, including in the U.S.

PH80 for the treatment of menopausal hot flashes:

Granted U.S. patent and corresponding foreign patents related to the treatment of menopausal hot flashes. The U.S. and foreign patents related to PH80 to treat menopausal hot flashes nominally expire in 2029, subject to extensions that may be available on a country-by-country basis, including in the U.S.

PH80 for the treatment of migraine:

●	Granted U.S. patent and corresponding pending foreign patent applications related to the treatment of migraine.

The U.S. and foreign patents that may be granted on these patent applications related to PH80 to treat migraine nominally expire in 2040, subject to extensions that may be available on a country-by-country basis, including in the U.S.

PH15 for the improvement of psychomotor and cognitive performance:

●	Pending U.S. patent applications related to the improvement of psychomotor and cognitive performance.

U.S. and foreign patents that may be granted on these applications related to PH15 to improve psychomotor and cognitive performance will nominally expire in 2044, subject to extensions that may be available on a country-by-country basis, including in the U.S.

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

●	Pending PCT patent application related to the prognostic identification of high and low responders to treatment of various CNS disorders with AV-101; and

●	Two granted U.S. patents, and foreign granted patents and pending foreign patent applications related to the manufacture of AV-101.

The U.S. and foreign patents related to AV-101 nominally expire between 2034 and 2040, depending on the particular subject matter claimed in each patent, subject to extensions that may be available on a country-by-country basis, including in the U.S.

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

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the approval of that application (approval phase). The FDA may reduce this patent term restoration period if it finds that an applicant did not act with due diligence during the testing phase or the approval phase. Only one patent related to an approved drug is eligible for the extension, and an application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for extension or restoration of patent term for our applicable patents, if any, to extend patent life beyond their base expiration dates depending on the length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Data Exclusivity

Some of our products may also be entitled to certain data exclusivity (that is not patent-related) under the Federal Food, Drug and Cosmetic Act (FDCA) and its related regulations. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval for an NDA for a new chemical entity (NCE). An NCE is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the pharmacological action of the drug substance. During the data exclusivity period, an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company may not be approved by the FDA for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data that served as the basis of granting the original NDA.

However, an ANDA or a 505(b)(2) NDA application may be submitted to the FDA for evaluation after four years from the original NDA approval if the innovator NDA holder does not have a patent covering the product listed with the FDA Orange Book or if the application contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book. The FDCA also provides three years of data exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting the new full or supplemental NDA. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active moiety for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Trade Secrets

In addition to patents, we may rely on trade secrets to develop and maintain our competitive position. We protect trade secrets, if any, and also know-how, by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual’s or entity’s employment or other contractual relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Trademarks

The Company also owns a registered trademark in the U.S. for “VISTAGEN,” for “biotechnology services” in international class 42, which was renewed in 2021. We have a U.S. registration application pending for VISTAGEN in international class 10 for “human and veterinary preparations for medical uses.”

Strategic Transactions and Relationships

Given the depth of clinical development across our CNS pipeline, as well as new potential to elevate additional preclinical candidates from our pherine platform, we are pursuing multiple strategic development and commercialization partnerships, both global and regional, across our clinical-stage pipeline to efficiently unlock the full value of our product candidate portfolio. We believe regional and global partnerships designed to amplify our internal activities can efficiently accelerate key development timelines and regulatory milestones for our product candidates.

In addition, we believe that our highly selective outsourcing of certain research, development, legal, manufacturing and regulatory activities gives us flexible access to a broad range of capabilities and expertise at a lower overall cost than developing and maintaining such capabilities and expertise internally on a full-time basis. In particular, we retain third parties for certain legal, accounting, manufacturing, nonclinical development, clinical development and regulatory affairs support.

We have entered into, and plan to seek multiple additional global and regional strategic collaborations and relationships focused on development and/or commercialization of our product candidates in key pharmaceutical markets worldwide, including the U.S.

Commercial Agreements

We have customary clinical supply agreements with multiple contract development and manufacturing organizations (CDMOs) and customary agreements with multiple CROs to assist us with advancement and management of our nonclinical, including manufacturing, and clinical development programs. Each of our commercial agreements is non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supplies or request services to be performed under specific work orders that we generate with such third-parties from time to time.

Material License Agreements

Exclusive License and Collaboration Agreement with AffaMed Therapeutics, Inc. (formerly EverInsight Therapeutics, Inc.)

In June 2020, we entered into a license and collaboration agreement (the EverInsight License Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands (EverInsight), pursuant to which we granted EverInsight an exclusive license to develop, manufacture and commercialize PH94B for multiple anxiety-related disorders in Greater China (Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). Subsequent to entering into the EverInsight License Agreement, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined, complementary entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China and beyond. Accordingly, we refer to EverInsight and the EverInsight License Agreement as AffaMed and the AffaMed Agreement, respectively. We retained development, manufacturing and commercialization rights for fasedienol in the rest of the world.

Under the terms of the AffaMed Agreement, we received an upfront payment of $5.0 million in August 2020. We may also receive up to an additional $172 million in milestone payments upon AffaMed’s achievement of certain developmental, regulatory and sales milestone events related to PH94B. In addition, we are entitled to receive certain royalties on net sales, if any, of fasedienol in the Territory following receipt of any required regulatory approval. However, AffaMed’s, achievement of any of such developmental, regulatory and sales milestone events, or commercial sales of fasedienol in the Territory, cannot be guaranteed. AffaMed has the right to sublicense to affiliates and third parties in the Territory. AffaMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing fasedienol in the Territory. A joint development committee has been established between the Company and AffaMed to coordinate and review the development, manufacturing and commercialization plans with respect to PH94B in the Territory. Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.

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

Currently there is no FDA-approved acute treatment of anxiety for adults with SAD with the proposed mechanism of action of fasedienol, and we are aware of no company developing a potential treatment of anxiety for adults with SAD that is a nasal spray and involves the same mechanism of pharmacological action as fasedienol. We are aware of several companies that are developing therapies targeting acute treatment in the SAD market, including, among others, Bionomics, Vanda Pharmaceuticals, and Receptor Life Sciences, Ananda Scientific, EmpowerPharm and PureTech. In addition, we may face competition to fasedienol for treatment of anxiety in adult and adolescent patients with SAD from generic antidepressants as well as off-label use of generic benzodiazepines and generic beta blockers even though no drug in either of such generic drug classes has been systematically developed for treatment of SAD and thus no drug in either of such generic drug classes has been FDA-approved for the treatment of anxiety in adults with SAD. Although there are three oral antidepressants approved by the FDA for the treatment of SAD, such drugs do not achieve rapid-onset therapeutic effects and are associated with undesirable side effects. Cognitive behavioral therapy is also an important treatment approach to SAD that may be used along with or instead of pharmacological treatments, including antidepressants, benzodiazepines, beta blockers, fasedienol and other drug candidates in clinical development.

Patients with MDD are typically treated with a variety of oral antidepressant medications or oral atypical antipsychotics. These treatments often include generic antidepressants such as: fluoxetine (Prozac), previously marketed by Eli Lilly and Company; sertraline (Zoloft) and venlaxafine (Effexor), both previously marketed by Pfizer, Inc.; and paroxetine (Paxil) and bupropion (Wellbutrin), both previously marketed by GlaxoSmithKline (now GSK). Treatments may also include currently marketed proprietary branded medications indicated for MDD such as: Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd and Vraylar, which are marketed by Abbvie; and Rexulti which is marketed by Otsuka America. Although currently there are no FDA-approved therapies for MDD with the mechanism of pharmacological action of itruvone, we are aware of numerous companies that are developing and commercializing therapies targeting the MDD market, including, among others, Axsome Therapeutics, Sage Therapeutics, Relmada Therapeutics, Xenon, Intra-Cellular Therapies, Johnson & Johnson, Usona Institute, Boehringer Ingelheim, and Sirtsei Pharmaceuticals. Additionally, with respect to MDD, we expect that PH10 and AV-101 will have to compete with a variety of non-pharmacological alternatives for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

We are still assessing our competition for PH80 for the treatment of hot flashes due to menopause and for migraine headaches, PH15 to improve cognitive impairment and PH284 for the loss of appetite.

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

FDA Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;

●	submission to the FDA of an IND application which must become effective before human clinical trials may begin;

●	approval by an independent Institutional Review Board (IRB) for each clinical site or centrally, before each trial may be initiated;

●

adequate and well‑controlled human clinical trials to establish the safety and efficacy of the proposed drug candidates for its intended use, performed in accordance with current Good Clinical Practices (cGCP);

●	development of manufacturing processes in compliance with current Good Manufacturing Practices (cGMPs) to ensure the drug’s identity, strength, quality, and purity;

●	compilation of required information and submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

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

Once the FDA receives an NDA, it will determine within 60 days whether the application as filed is sufficiently complete to permit a substantive review (with this decision often referred to as the NDA being “accepted for filing.”). If the FDA determines that the NDA is not sufficiently complete to permit a substantive review, the application must be resubmitted with additional information requested by the FDA. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review of the NDA.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is granted, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA.

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

The FDA may grant an NDA Priority Review designation for drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A Priority Review designation means that the goal for the FDA is to review an NDA within six months of receipt, rather than the standard review of ten months under current PDUFA guidelines, of the 60‑day filing date for NMEs and within six months of the submission receipt date for non‑NMEs. Products that are eligible for Fast Track designation may also be considered appropriate to receive a Priority Review.

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

Post‑approval Requirements

Any product manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, as well as other federal and state agencies, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, drug shortage reporting, and other periodic reporting; drug supply chain security surveillance and tracking requirements; product sampling and distribution; advertising; marketing; promotion; certain electronic records and signatures; licensure in certain states for the manufacturing and distribution of drug products; and post-approval obligations imposed as a condition of approval, such as additional clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

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

Fraud and Abuse, and Transparency Laws and Regulations

Following product approval, our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, and other activities will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services (CMS), the Office of Inspector General (OIG), and the Health Resources and Services Administration (HRSA), the Department of Veterans Affairs (VA), the Department of Defense (DOD), and certain state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances to determine whether one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business. The Patient Protection and Affordable Care Act (ACA) of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA further amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Therefore, either the federal government or private citizens under the False Claims Act’s qui tam provisions (discussed further below) can bring an action under the False Claims Act for violations of the Anti-Kickback Statute, potentially exposing an alleged violator to substantial monetary damages and penalties. Certain Anti-Kickback safe harbor provisions that protect the rebates paid by drug manufacturers to third parties may also be repealed or materially revised.

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

In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted legislation – the California Consumer Privacy Act (CCPA) was made effective January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General may issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and it remains unclear what language the final Attorney General regulations will contain or how the statute and the regulations will be interpreted.

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

Coverage and Reimbursement Generally

The commercial success of our product candidates will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third‑party payers provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels and potential access restrictions. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (CMS) through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state‑defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription drugs by TRICARE, the health care program for military personnel, retirees, and related beneficiaries. Many states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third‑party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

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

There is often pressure to renegotiate pricing and reimbursement levels, including, in particular, in connection with changes to Medicare. Third-party payers continue to demand discounted fee structures, and the trend toward consolidation among third-party payers tends to increase their bargaining power over price structures. If third-party payers reduce their rates for our products, then our revenue and profitability may decline and our operating margins will be reduced. Because some third-party payers rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payers. Our inability to maintain suitable financial arrangements with third-party payers could have a material adverse impact on our business. Additionally, the reimbursement process is complex and can involve lengthy delays. Third‑party payers may disallow, in whole or in part, providers’ requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that the drugs provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third‑party payers. Delays and uncertainties in the reimbursement process may adversely affect market acceptance and utilization of our products, resulting in reduced revenues. The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of our products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Many hospitals implement a controlled and defined process for developing and approving formularies. Any marketing efforts that are determined to have violated such policies could result in the denial or removal of our products from that hospital’s formulary.

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

Foreign Regulation

To the extent we choose to develop or sell any products outside of the U.S., we will be subject to a variety of foreign regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. For example, in the European Union (EU) we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain U.S. FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain U.S. FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the U.S.

Subsidiaries and Inter-Corporate Relationships

As of March 31, 2023, we had two wholly-owned subsidiaries, Pherin Pharmaceuticals, Inc., a Delaware corporation, and Vistastem Inc., a California corporation. The operations of these subsidiaries are managed by our senior management team based in South San Francisco, California.

Corporate History

Vistastem, Inc., a California corporation (formerly VistaGen Therapeutics, Inc.) was incorporated on May 26, 1998, and is our wholly-owned subsidiary. Excaliber Enterprises, Ltd. (Excaliber), a publicly-held company (formerly OTCBB: EXCA) was incorporated under the laws of the State of Nevada on October 6, 2005. Pursuant to a strategic merger transaction on May 11, 2011, Excaliber acquired all outstanding shares of Vistastem in exchange for 341,823 shares of our common stock and assumed all of Vistastem’s pre-Merger obligations (the Merger). Shortly after the Merger, Excaliber’s name was changed to “Vistagen Therapeutics, Inc.” (a Nevada corporation).

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

On December 20, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) along with VTGN Merger Sub, Inc., our wholly-owned subsidiary (Merger Sub), Pherin Pharmaceuticals, Inc. (Pherin), and Kevin McCarthy in his capacity of Stockholder Representative, in order to acquire Pherin (the Pherin Acquisition).  On February 2, 2023 (the Closing Date), we completed the Pherin Acquisition and Pherin is now a wholly-owned subsidiary of the Company. Immediately prior to the consummation of the Pherin Acquisition, each of Pherin’s directors and officers resigned, and no employees or other affiliates of Pherin on the Closing Date are serving or will serve in their previous roles or in any other capacity with Pherin or with the Company. Following the completion of the Pherin Acquisition, we now have full ownership of intellectual property rights to all five of our pherine drug candidates.

The Consolidated Financial Statements included in Item 8 of this Annual Report represent the activity of Vistastem from May 26, 1998, the consolidated activity of Vistastem and Excaliber (now Vistagen Therapeutics, Inc., a Nevada corporation), from May 11, 2011 (the date of the Merger) through March 31, 2023, and the activity of Pherin Pharmaceuticals, Inc. from February 2, 2023 (the date of the Pherin Acquisition) through March 31, 2023. For the relevant periods, the Consolidated Financial Statements included in Item 8 of this Annual Report also include the accounts of Vistastem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada which was dissolved in June 2022.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were approximately $44.4 million and $35.4 million for the fiscal years ended March 31, 2023 and 2022, respectively. We expect that our research and development expenses will remain a significant portion of our total operating costs for the foreseeable future as we seek to complete the development of fasedienol, itruvone, and AV-101 and our other recently acquired pherine product candidates.

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

Governance and Leadership

As a late-clinical stage company that is passionate about transforming mental health care, we believe creating an environment that allows our team to collectively thrive and achieve its full potential begins with our Board of Directors, which consists of directors with diverse and dynamic backgrounds in pharmaceutical development, commercialization, and corporate governance. Applying the Nasdaq Stock Market’s continued listing standards for director independence, five of our seven directors are currently independent. At the management level, we have built a team of highly experienced professionals that we believe provide us with a diverse and inclusive culture, while also providing the know-how necessary to allow us to achieve our short- and long-term goals. Among these goals is to develop a formal environmental, social and governance (ESG) strategic roadmap and framework that will guide our operations, so as to ensure that we are operating in a manner that is consistent with our mission of transforming mental health care – One Mind at a Time.

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

As of June 28, 2023, we employed 33 full-time employees and one part-time employee. Twenty-one full-time employees work in research and development and laboratory support services and twelve full-time employees work in management, business development, legal, human resources, general and administrative roles. Staffing for other functional areas is achieved through our diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, payroll, information technology, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.

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

Item 1A.  Risk Factors

Risk Factor Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●	we require substantial additional financing to execute our long-term business plan either on our own or with collaborators, including further development of our product candidates;

●	We have incurred significant net losses since inception and we will continue to incur substantial operating losses for the foreseeable future;

●

we are a development stage biopharmaceutical company with no revenues from product sales or approved products, and limited experience developing new drug candidates, which makes it difficult to assess our future viability;

●

failures of our current and/or future clinical studies of our product candidates, or delays in the commencement of completion of our clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

●

we depend heavily on the success of our product candidates and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●	if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce and develop our product candidates;

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

We are a development-stage biopharmaceutical company with no recurring revenues from product sales or approved products, and limited experience developing new therapeutic product candidates, including conducting clinical trials and other areas required for the successful development of therapeutic products, which makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company. We currently have no approved products and no revenue from product sales, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology, particularly biotechnology. To execute our business plan successfully, we will need to accomplish or continue to accomplish the following fundamental objectives, either on our own or with collaborators:

●	develop and obtain required regulatory approvals for commercialization of any of our product candidates;

●	maintain, leverage and expand our intellectual property portfolio;

●	gain market acceptance for our product candidates; and

●	obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development and regulatory approval of product candidates.

We require additional financing to execute our long-term business plan.

From our inception through 2019, a substantial portion of our resources were dedicated to research and development of AV-101 and Vistastem’s stem cell technology platform. Since 2019, we have expended a considerable portion of our resources for research, clinical development, manufacturing and regulatory expense related to fasedienol and itruvone, including costs related to the PALISADE Phase 3 Program and our Phase 1 study of itruvone in MDD. We expect to continue to expend substantial resources for the foreseeable future developing fasedienol, itruvone, AV-101 and our other product candidates, PH15, PH80 and PH284, on our own and in collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals should the FDA approve any of such product candidates for sale.

Although we had cash and cash equivalents of approximately $16.6 million at March 31, 2023, we have not yet developed products that generate recurring revenue and, assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, subject to availability of adequate working capital, we plan to (i) continue to advance our FEARLESS Phase 3 Program, on our own or with a collaborator, to develop and commercialize fasedienol as a new acute treatment of anxiety in adults with SAD, (ii) complete preparations, on our own or with a collaborator, for and initiate further Phase 2B clinical development of itruvone as a potential stand-alone treatment for MDD, (iii) complete IND-enabling activities, either on our own with a collaborator, for Phase 2B development of PH80, PH15 and PH284 and Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (iv) conduct various nonclinical studies involving each of our product candidates.

Although we received the $5 million upfront payment under the AffaMed Agreement in August 2020 and expect to recognize that amount as revenue in future periods, we have no other source of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional transactions involving our stem cell technology, or (iii) obtain approval from the FDA and other regulatory authorities and successfully commercialize fasedienol, or one of our other product candidates, on our own or through collaborations.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur substantial costs associated with other clinical and nonclinical development programs for our product candidates. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for fasedienol and our other product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements

We have completed in the past a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we intend to pursue and complete additional financing arrangements in the future.

Our future capital requirements may depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching, developing and commercializing our product candidates, and conducting preclinical and clinical studies

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the cost of manufacturing and formulating our product candidates;

●	our ability to establish and maintain strategic partnerships, licensing or other collaborative arrangements and the financial terms of such agreements;

●	market acceptance of our product candidates;

●	the effect of competing technological and market developments;

●	our ability to obtain government funding for our research and development programs;

●	the costs involved in obtaining, maintaining and enforcing patents to preserve our intellectual property;

●	the costs involved in defending against such claims that we infringe third-party patents or violate other intellectual property rights and the outcome of such litigation;

●	the timing, receipt and amount of potential future licensee fees, milestone payments, and sales of, or royalties on, our future products, if any; and

●	the extent to which we may acquire or invest in additional businesses, product candidates and technologies.

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop our product candidates. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations, and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may also seek funds through arrangements with collaborative partners in certain territories, including the U.S., or at an earlier stage than otherwise would be desirable or aligned with our business plan, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

When necessary, if we are unable to obtain additional funding on a timely basis and on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or product development programs or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our future success is highly dependent upon our ability to successfully develop, on our own or with collaborators, any of our current CNS product candidates or acquire or license additional CNS product candidates, and we cannot provide any assurance that we will successfully develop and obtain regulatory approval of any of our current CNS product candidates or future product candidates, or that, if approved, any of our CNS product candidates will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates require substantial technical, financial and human resources, whether or not any additional CNS product candidate is acquired or licensed. If beneficial, we may seek to collaborate with others to develop and commercialize any of our current or future CNS product candidates, if and when they are acquired and developed.  If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute our CNS product candidates or may be unable to do so on terms that are favorable to us.  We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Risks Related to Product Development, Regulatory Approval

Failures of our current and/or future clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Our PALISADE-1 Phase 3 clinical study of fasedienol for the acute treatment of anxiety in adults with SAD did not achieve its primary endpoint, as measured by change from baseline using the SUDS as compared to placebo. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Failure of any of our current and/or future clinical and nonclinical trials to achieve the planned endpoints, such as our PALISADE-1 Phase 3 clinical trial of fasedienol, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We depend heavily on the success of one or more of our current CNS drug candidates and we cannot be certain that we will be able to obtain regulatory approval for any of our product candidates.

We currently have no drug products for sale and may never be able to develop marketable drug products. Our business currently depends heavily on the successful development, manufacturing and regulatory approval of one or more of our current CNS drug candidates, as well as our ability to acquire, license or produce and develop additional product candidates. Each of our current investigational CNS drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we or our collaborators intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for any current or future drug product candidate we may develop. Any such setback in our pursuit of regulatory approval for any product candidate would have a material adverse effect on our business and prospects.

In addition, certain of our product candidates, including fasedienol and itruvone, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business.

Beginning in late-2019, a new strain of coronavirus (COVID-19) spread across the world and caused considerable uncertainty about the potential effects of the virus and its variants, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of the pandemic, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, resulted in significant negative economic impacts on a global basis. The COVID-19 pandemic has impacted our business and may continue to do so. Additionally, future outbreaks may have several adverse effects on our business, results of operations and financial condition.

●

Adverse impact on product development: Recent medical literature has reported that the SARS-COV-2 virus, which causes COVID-19, may cause long-term and reversible olfactory dysfunction (OD) in approximately 30% of affected individuals. OD may occur in cases where the SARS-COV-2 virus damages the nasal chemosensory epithelium, a structure in the nose where the types of cells are found that respond to pherines such as fasedienol, itruvone, PH15, PH80 and PH284. Accordingly, there is a risk that the prevalence of OD caused by COVID-19 infections may interfere with the ability of our pherine nasal sprays to provide a therapeutic benefit, which, may, in turn, have a materially adverse impact on results of our clinical trials designed to assess the efficacy of these product candidates or a negative impact on potential future sales should any of our pherine nasal sprays be approved for commercialization.

●

Negative impacts on our employees, collaborators and suppliers: COVID-19 has impacted, and variant and subvariant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, collaborators, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Since the beginning of the COVID-19 pandemic, we have experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of fasedienol and itruvone. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

COVID-19 also created significant disruption and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from COVID-19, may cause significant volatility or decline in the trading price of our securities, capital markets conditions and general economic conditions. Our future results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our CROs, CMOs, clinical sites involved in our clinical studies and other contractors. The COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession. Such events may limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

We have been granted Fast Track designation from the FDA for development of fasedienol for the treatment of social anxiety disorder (SAD) and AV-101 for the adjunctive treatment of major depressive disorder (MDD) and for the treatment of neuropathic pain (NP). However, these designations may not actually lead to faster development or regulatory review or approval processes for fasedienol or AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for fasedienol or AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

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

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. In December 2019, the FDA granted Fast Track designation for development of fasedienol for the treatment of SAD. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for fasedienol or AV-101 and the FDA may withdraw Fast Track designation of fasedienol or AV-101 if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for fasedienol, AV-101 and any of our other product candidates as a treatment option for other CNS indications. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe our product candidates may be eligible for this designation, we cannot be sure that the FDA will grant it.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of our current and/or our other future product candidates, if any, including positive results, may not be predictive of the results of later-stage clinical trials. Each of our current or any other future product candidates in later stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through nonclinical studies and initial clinical trials, as is the case for results from our PALISADE-1 clinical trial. Many companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA approval or approval from a similar regulatory authority in another country. With respect to our current product candidates, if our future nonclinical or clinical studies fail to produce positive results, the development timeline and regulatory approval and commercialization prospects for these candidates and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, the clinical development of our product candidates may be delayed or adversely affected.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were reported in any clinical trials of any of our product candidates completed to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to any of our product candidates are reported in any future clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

●

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS drug safety program or REMS-like plan to ensure that the benefits of the product outweigh its risks;

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

Failures or delays in the commencement or completion of our planned nonclinical and clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We will need to successfully complete at least two Phase 3 clinical trials and certain other clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of fasedienol as an as needed, over time, treatment of anxiety in adults with SAD, or for any other anxiety disorder such as AjDA. For itruvone, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of itruvone as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101, we believe we will need to complete our ongoing exploratory Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. For PH15, PH80 and PH284, we are in the process of determining the work required to sucessfuly complete the clinical and nonclinical development of each of these product candidates. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of any of our product candidates will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Changes in regulatory requirements, regulatory guidance or unanticipated events during our nonclinical studies and clinical trials of our CNS product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, guidance or unanticipated events during our nonclinical studies and clinical trials of any of our CNS product candidates may force us to amend nonclinical studies and clinical trial protocols or the regulatory authority may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for our CNS product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current CNS product candidates and will continue to do so for any other future CNS product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of our current and/or future CNS product candidates may be delayed and we may not be able to obtain regulatory approval for our current or future CNS product candidates and our business could be substantially harmed.

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third parties for efficient execution of nonclinical and clinical trials for our product candidates and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties and inefficiencies in coordinating activities. CROs and other outside parties may:

●	experience disruptions to their operations, such as staff attrition, reduced staffing and supply chain disruptions;

●	have staffing difficulties and/or undertake obligations beyond their anticipated capabilities and resources;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other entities, some of which may be our competitors.

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

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. In certain cases, including investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

By strategic design, we do not currently have, nor do we plan to acquire or develop, extensive internal infrastructure or technical capabilities to manufacture, formulate, analyze, hold or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale.  As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture API and formulate final drug product for any of pir product candidates are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process, or the supply or quality of materials used in the manufacturing, analysis and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials due to supply chain disruptions, or successfully manufacture our product candidates, including API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of any of our product candidates for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not yet have long-term supply agreements in place with our CMOs and each batch manufactured of our product candidates is or will be individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of API manufacturing for AV-101, and our contemplated scale of API manufacturing for fasedienol, itruvone, PH15, PH80 and PH284, and the current and projected supply of API and finished drug product for each of our product candidates will be adequate to support our planned nonclinical and clinical studies, no assurance can be given that unanticipated supply shortages or CMO-related delays in the manufacture and formulation of API and/or finished drug product for any or all of our product candidates will not occur in the future.

Additionally, fasedienol, itruvone, PH15, PH80 and PH284 will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will or may be conducted after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with cGMPs and QSRs. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. CMOs may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Even if we receive marketing approval for any of our CNS product candidate in the U.S., we may never receive regulatory approval to market the same CNS product candidate outside of the U.S.

In order to market any of our CNS product candidate outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Before we can commercialize our product candidates in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidate to be controlled substances, we cannot yet give any assurance that such product candidates will not be regulated as controlled substances.

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

If we are unable to establish broad sales and marketing capabilities on our own or enter into agreements with third parties to market and sell our CNS product candidates, we may not be able to generate any revenue from product sales.

We currently have limited internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not be able to create broad internal capabilities in the foreseeable future. Therefore, to market our CNS product candidates, if approved by the FDA or any other regulatory body, we must establish broad internal capabilities related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates or make contractual arrangements with third parties to perform such services, prior to market approval. If we are unable to establish adequate internal sales, marketing and distribution capabilities, or if we are unable to do so contractually on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. Moreover, creating broad sales and marketing capabilities will require substantial capital, which we may not be able to obtain.

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

Currently, management is unaware of any FDA-approved rapid-onset, treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as fasedienol. Also, management is currently unaware of any FDA-approved oral treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered itruvone or our orally administered AV-101 in combination with probenecid. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other CNS indications for which itruvone or AV-101 in combination with probenecid may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD.

With respect to fasedienol and current treatment options for SAD in the U.S., our competition may include, but is not limited to, current generic oral antidepressants approved by the FDA for treatment of SAD, as well as certain classes of drugs prescribed on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol, and certain investigational oral drug candidates in Phase 2 development. In the field of new generation, oral treatments for adult patients with MDD, we believe our principal competitors may be Axsome, Alkermes, Relmada and Sage. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered esketamine. We are still assessing our competition for PH80 for the treatment of hot flashes due to menopause and for migraine headaches, PH15 to improve cognitive impairment and PH284 for the loss of appetite.

Many of our potential competitors, alone or with their collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development, obtaining FDA and other regulatory approvals, and the commercialization of investigational product candidates.  With respect to fasedienol, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen, and two oral drug candidates in Phase 2 development that act on the alpha-7 nicotinic acetylcholine receptor, one in development by Bionomics and the other in development by Vanda. With respect to itruvone and AV-101 in combination with probenecid for treatment of depression disorders, including MDD, and AV-101 in combination with probenecid for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop new drug candidates and/or medical device technologies for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, Takeda and Xenon, as well as any affiliates of the foregoing companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize CNS product candidates with therapeutic and commercial potential. We may fail to pursue additional development opportunities for our current CNS product candidates or identify additional CNS product candidates for development and commercialization for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

We strategically focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of fasedienol and itruvone. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential CNS-related indications for fasedienol and/or itruvone that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for fasedienol as an needed treatment of anxiety in adults with SAD, physicians may prescribe fasedienol to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties such as our collaboration with AffaMed to develop and commercialize fasedienol in key Asian markets. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $59.2 million and $47.8 million during our fiscal years ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had an accumulated deficit of approximately $326.9 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2023 as a result of the uncertainty of our ability to continue as a going concern. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through March 31, 2023, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, the majority of which remains recorded as deferred revenue at March 31, 2023, and research and development grant awards from the NIH. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of our current and/or future CNS product candidate, or we enter into one or more development and commercialization agreements with respect our current CNS product candidates or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Ensuring that we have adequate internal control over financial reporting so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Implementing any future changes to our internal control over financial reporting may entail substantial costs to hire additional personnel, modify our existing processes and will take significant time to fully implement. These changes may not, however, be effective in establishing and maintaining the adequacy of our internal control, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.

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

We may pursue private and public equity offerings, debt financings, and strategic acquisitions, collaborations and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes or in the context of strategic acquisitions, we issue shares of common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic acquisitions, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of our common stock and our business.

We will require substantial additional financing to fund future operations, including research and development activities for our CNS product candidates, assuming our clinical development programs are successful and we receive necessary regulatory approvals from the FDA. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing security holders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing securityholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

As of March 31, 2023, we had federal and state net operating loss carryforwards of approximately $191.9 million and $65.2 million, respectively, which have begun to expire in fiscal 2022 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of prior or future offerings of our debt and/or equity securities, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us could have a material adverse effect on our results of operations in future years. We have not yet completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

General Company-Related Risks

If we fail to retain and attract senior management and key scientific personnel, we may be unable to successfully produce and develop our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, finance, legal, human resources, information technology, CMC and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer and Chief Financial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 33 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development of our product candidates or disrupt our administrative functions.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems following our change in business plans as a result of the negative results of our PALISADE-1 clinical trial or in the future. As of the date of this Report, a total of nine employees have voluntarily resigned from their positions within the Company since the PALISADE-1 outcome was reported, including our Chief Commercial Officer and Chief Medical Officer. Work conducted by these individuals that furthers our current business plan has assumed by other employees and, when appropriate, based on clinical, regulatory and financial considerations, may be resumed by personnel hired in the future. However, competition for qualified personnel in the pharmaceuticals field is intense, and we may not be able to attract and retain quality personnel on acceptable terms.

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

Our future financial performance and our ability to develop our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our research, development and regulatory efforts effectively, and hire, train and integrate additional management, administrative, research and development, regulatory and other personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the Company.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

As we develop our product candidates. either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if any of the product candidates we or our collaborators develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our results of operations could be adversely affected by global political conditions, as well as general conditions in the global economy and in the global financial and stock markets. Global financial and political crises cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the economic downturn triggered by the COVID-19 pandemic, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for fasedienol, itruvone, AV-101 or other product candidates could result in substantial delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates, their compositions and formulations, their methods of use and methods of manufacturing, delivery devices, and any other inventions we consider important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own patents and patent applications related to product candidates fasedienol (PH94B), itruvone (PH10), PH80, PH15 and AV-101 and have licensed patents and patent applications related to certain stem cell technology.

Although we own and have licensed issued and patents and pending patent applications relating to our product candidates in the U.S. and selected countries in other markets, we cannot provide any assurances that our pending U.S. and corresponding foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage.

Moreover, other parties may have developed technologies that may be related or competitive to our product candidates and may have filed or may file patent applications and may have granted or may be granted patents that overlap or conflict with our patent properties, for example, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain or maintain patent protection and may limit or eliminate our ability to commercialize our product candidates.

The uncertainty about adequate protection includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. Moreover, relevant laws differ from country to country.

The patent positions of biopharmaceutical companies, including our patent portfolio with respect to our product candidates, involve complex legal and factual questions, and, therefore, the issuance, scope, validity, and enforceability of any patent claims that we may be granted cannot be predicted with certainty.

Our ability to obtain valid and enforceable patents depends, among other factors, on whether the differences between our technology and the prior art allow our inventions to be patentable over the relevant prior art. Such prior art includes, for example, scientific publications, investment blogs, granted patents, and published patent applications. Patent uncertainty cannot be eliminated because of the potential existence of other prior art, about which we are currently unaware, that may be relevant to our patent applications and patents and that may prevent a pending patent application from being granted or result in an issued patent being held invalid or unenforceable. Moreover, the relevant standards for granting and reviewing patents vary among the countries in which we pursue patents.

In addition, some patent-related uncertainty exists because of the challenge of finding and addressing all of the relevant and material prior art in the biotechnology and pharmaceutical fields. For example, there are numerous reports in the scientific literature of compounds that target similar cellular receptors as do certain of our product candidates or that were evaluated in early (often pre-clinical) studies that did not progress to regulatory approval. In addition, even some reports in the trade press and public announcements made by us before the filing date of our AV-101 patent applications mentioned that AV-101 was in development for certain therapeutic purposes. For example, we published a web post on the NIH clinical trials website prior to the filing of our initial AV-101 patent application, which describes unit doses for a then future study but does not mention the treatment of depression and does not provide any preclinical or clinical study data relating to depression or any other medical condition, disease or disorder. This post was not submitted to the United States Patent and Trademark Office (USPTO) in our two granted U.S. patents related to (i) unit dose formulations of AV-101 effective to treat depression and (ii) methods of treating depression with AV-101, respectively. However, it was submitted in two continuation depression-related AV-101 patent applications that have similar claims, and the USPTO did not make further rejections based on that post. Another source of uncertainty pertains to patent properties that were in-licensed by us for which prior art submissions were under the control of the licensor. We rely on these licensors to satisfy the relevant disclosure obligations.

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

The USPTO and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in the abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Even if patents do successfully issue, third parties may challenge the validity, enforceability, or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated, or held unenforceable.

United States and foreign patents and patent applications may be subject to various types of infringement and validity proceedings, including interference proceedings, ex parte reexamination, inter partes review proceedings, supplemental examination, and challenges in district court. Patents may be subjected to opposition, post-grant review, invalidity actions, or comparable proceedings lodged in various foreign, both national and regional, patent offices or courts. These proceedings could result in loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent in such a way that they no longer cover our product candidates or competitive products.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and the patent may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent is granted and is held to be valid and enforceable, competitors may be able to design around our patents, for example, by using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs, or methods.

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, and non-enablement. Grounds for unenforceability assertions include allegations that someone connected with the prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

In addition, such patent-related proceedings may be costly. Thus, any patent properties that we may own or exclusively license ultimately may not provide commercially meaningful protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market, or otherwise commercialize our product candidates.

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

Our ability to enforce our patent rights also depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components or manufacturing processes that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement by a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits we initiate, and the damages or other remedies awarded if we prevailed may not be commercially meaningful.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any patents covering our product candidates are invalidated or found unenforceable, our financial position and results of operations could be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered our product candidates, our financial position and results of operations could also be materially and adversely impacted.

Overall, the degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●

any granted patents related to our product candidates or any pending patent applications, if granted and challenged by others, will include or maintain claims having a scope sufficient to these product candidates or any other products or product candidates against generic or other competition, particularly considering that any patent rights to these compounds per se have expired;

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

We also may rely upon unpatented trade secrets, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement.  Furthermore, if the employees, collaborators, and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not discover or have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

Third parties may initiate legal proceedings against us, alleging that we infringe their intellectual property rights, which may prevent or delay our product development efforts and stop us from commercializing candidate products or increase the costs of commercializing them if approved. Also, we may file counterclaims or initiate other legal proceedings against third parties to challenge the validity or scope of their intellectual property rights, the outcomes of which also would be uncertain and could have a material adverse effect on the success of our business.

We cannot assure that our business, product candidates, and proprietary methods do not or will not infringe the patents or other intellectual property rights of third parties. Third parties may initiate legal proceedings against us or our licensors or collaborators, alleging that we or our licensors or collaborators infringe their intellectual property rights. In addition, we or our licensors or collaborators may file counterclaims in such proceedings or initiate separate legal proceedings against third parties to challenge the validity or scope of their intellectual property rights, including in oppositions, interferences, reexaminations, inter partes reviews, or derivation proceedings before the United States or other jurisdictions.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. Success also will depend on our ability to prevail in litigation if we are sued for infringement or to resolve litigation matters with rights and at costs favorable to us.

The biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes their patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of their business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications that later result in issued patents that our product candidates may infringe, or that such third parties assert are infringed by our technologies.

The foregoing types of proceedings can be expensive and time-consuming and many of our own or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these kinds of legal actions than we or our licensors or collaborators can dedicate. Our defense of litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, the misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States or the European Union.

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products, or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient financial resources to bring these actions to a successful conclusion.

An unfavorable outcome in the foregoing kinds of proceedings could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators.

In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Patent litigation and other types of intellectual property litigation can involve complex factual and legal questions, and litigation outcomes are uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim is successfully asserted against us and we are unable to obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates.

Patent litigation and other types of intellectual property litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products.

In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	cease developing, selling or otherwise commercializing our product candidates;

●	pay substantial damages for past use of the asserted intellectual property;

●	obtain a license from the holder of the asserted intellectual property, which license may not be available on commercially reasonable terms, if at all; and

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

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign their intellectual property to his or her employing institution.

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

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting, and defending patents on product candidates in all countries and jurisdictions throughout the world is prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority filing date of each of our patent applications and the time periods allowed for filing related applications in a given country.  Thus, for each of the patent families that we believe provide coverage for our lead product candidates or technologies, we will need to decide where and when to pursue protection outside the U.S.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. This could make it difficult for us to stop the infringement of our patents if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties under certain circumstances. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Furthermore, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in relevant foreign jurisdictions may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We are dependent, in part, on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates if approved. If we breach any of the agreements under which we license the use, development, and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development or payment deadlines, we could lose license rights that are important to our business.

For certain stem cell technologies, we are a party to a number of license agreements under which we are granted rights to intellectual properties that are or could become important to our business. Our existing license agreements impose, and we expect that any future license agreements will impose on us, various development, regulatory, and/or commercial diligence obligations, payment of fees, milestones and/or royalties, and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

As we have done previously, we may need to obtain licenses from third parties to advance our research or allow the commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current product candidates or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

Some intellectual property that we have licensed may have been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to an expenditure of resources with respect to reporting requirements and limit our ability to contract with non-U.S. manufacturers.

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

In the event that we apply for additional U.S. government funding and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

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

As is the case with other pharmaceutical and biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. In addition, the U.S., in recent years, enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps, and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain.

Additionally, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena, or natural products under the Myriad and Prometheus decisions. This guidance did not limit the application of Myriad to DNA but, rather, applied the decision to other natural products. Further, in 2015, in Ariosa Diagnostics, Inc. v. Sequenom, Inc., the Court of Appeals for the Federal Circuit held that methods for detecting fetal genetic defects were not patent-eligible subject matter. Other more recent court decisions and related USPTO examination guidelines must be considered, particularly as they relate to changes in what types of inventions are eligible for patent protection. Foreign patent and intellectual property laws are also evolving and are not predictable as to their impact on the Company and other biopharmaceutical companies.

In addition to increasing uncertainty regarding our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

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

Although we are not aware of any claims currently pending or threatened against us, we may be subject to claims that we or our employees, advisors, or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or another third party. We have and may in the future also be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would materially adversely affect our commercial development efforts.

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

On September 6, 2022, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 6, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Based on our written notification to Nasdaq of our intention to cure the deficiency by implementing a previously stockholder-authorized reverse stock split, if necessary, on March 7, 2023, Nasdaq granted us a second 180-day period, through September 5, 2023, in which to regain compliance. On June 6, 2023, we effected a one-for-thirty reverse split of our issued and outstanding common stock which caused the trading price of our common stock to regain compliance with the minimum bid price rule as of June 21, 2023.

Although we are currently in compliance with Nasdaq’s continued listing standards, no assurance can be given that we will continue to meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our drug development programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

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

	High	Low
Year Ended March 31, 2023
First quarter ended June 30, 2022	$53.70	$25.80
Second quarter ended September 30, 2022	$32.10	$4.16
Third quarter ended December 31, 2022	$5.10	$2.30
Fourth quarter ended March 31, 2023	$10.30	$3.09

Year Ended March 31, 2022
First quarter ended June 30, 2021	$95.10	$57.30
Second quarter ended September 30, 2021	$106.50	$76.80
Third quarter ended December 31, 2021	$83.40	$48.00
Fourth quarter ended March 31, 2022	$63.30	$31.80

We completed a stockholder approved 1-for-30 reverse split of our issued and outstanding common stock effective on June 6, 2023 (the Reverse Stock Split). The per share high and low prices in the table above and other references to shares and per share prices elsewhere in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.

On June 27, 2023 the closing price of our common stock on the Nasdaq Capital Market was $1.69 per share.

At June 27, 2023, we had 7,872,479 shares of common stock outstanding held by approximately 13,000 stockholders.  At June 27, 2023, no shares of our preferred stock were outstanding.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, the impact of competitive products, product development and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, Board of Directors (Board) and stockholders.

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

Business Overview

We are a late clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other CNS disorders. We are advancing therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those currently available for treating anxiety, depression and multiple CNS disorders. Our pipeline includes six clinical-stage product candidates, including five investigational agents belonging to a new class of neuroactive drugs known as pherines, in addition to AV-101, an oral prodrug of an antagonist of the glycine site of the N-methyl-D-aspartate receptor (NMDAR). Pherines, administered as nasal sprays, are designed with an innovative rapid-onset mechanism of action that activates chemosensory neurons in the nasal cavity and can selectively and beneficially impact key neural circuits in the brain without requiring systemic uptake or direct activity on CNS neurons. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike some approved NMDAR antagonists having significant side effects.

Our goal is to develop and commercialize, on our own and with multiple global and regional strategic partners, innovative therapies for anxiety, depression, and other CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide. First and foremost, we are passionate about transforming mental health care and redefining what is possible in the treatment of anxiety and depression disorders – One Mind at a Time™.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of synthetic neuroactive steroids referred to as pherines. Pherines, which are administered in ultra-low microgram level doses as odorless and tasteless nasal sprays, are designed to selectively engage chemosensory neurons in the nasal cavity and induce rapid-onset pharmacologic and behavioral benefits. Specifically, each of our pherine product candidates is a distinct chemical entity that selectively modulates particular areas of the brain, such as the limbic amygdala (the main fear and anxiety center of the brain), the hypothalamus, the hippocampus, the locus ceruleus, and the prefrontal cortex. We believe each of our pherine product candidates has the potential to be a fast-acting therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment (PH15), vasomotor syndrome (hot flashes) due to menopause, as well as migraine headaches (PH80) and disorders related to appetite loss (cachexia) (PH284), all without requiring apparent systemic uptake or binding to classic abuse liability receptors or steroidal hormone receptors.

Fasedienol Nasal Spray

Fasedienol (PH94B) is a synthetic investigational pherine from the androstane family in Phase 3 clinical development in the U.S. for treatment of social anxiety disorder (SAD). When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic uptake and distribution of the compound to the brain to achieve its rapid-onset and short duration of anxiolytic effects.

The proposed MOA of fasedienol is fundamentally differentiated from all currently approved anti-anxiety medications, including the three antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers, which, although not FDA-approved for the treatment of SAD, are prescribed for treatment of SAD on an off-label basis. Pre-clinical and Phase 2 clinical studies completed to date suggest that fasedienol has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential drug-drug interactions, abuse, misuse and addiction associated with certain other systemic pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

SAD PALISADE Phase 3 Program

PALISADE-1.    In May 2021, we initiated our PALISADE Phase 3 Program for fasedienol in SAD with PALISADE-1, a single-administration assessment Phase 3 public speaking challenge clinical study of fasedienol for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the acute phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration assessment Phase 2 public speaking challenge study of fasedienol, which involved self-administration of only a single dose of fasedienol by subjects randomized to the treatment arm. All subjects were given an anxiety-provoking public speaking challenge, conducted only in a clinical setting, and their change in a SUDS score was determined.

In July 2022, we announced top line results from PALISADE-1. Although the safety and tolerability of fasedienol in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the following hypotheses are potential explanations for the unexpected outcome in PALISADE-1: (i) the study was conducted during the acute phase of the COVID-19 pandemic, introducing significant systemic variability in terms of changing social dynamics, subject stress, study site and CRO personnel turnover and mask wearing regulations; (ii) given the foregoing, the public speaking challenge study design may not have been scalable to a large Phase 3 study, particularly during the acute phase of the COVID-19 pandemic; and (iii) some subjects in the study may have had reduced potential to respond to fasedienol due to impaired olfactory cell function potentially caused by the COVID-19 virus, nasal swab testing for COVID-19, RSV or influenza, and/or heavy cannabis use, smoking or vaping.

PALISADE-2.   In October 2021, near the end of the acute phase of the COVID-19 pandemic, we initiated PALISADE-2, which involved the same clinic-based, single-administration assessment public speaking challenge study design and use of the SUDS as the primary efficacy endpoint as PALISADE-1. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned, without revealing the underlying data to us.

Although the results of the interim analysis of PALISADE-2 indicated that continuation of the study would not be futile, after considering the expense, time, and challenges associated with PALISADE-1, as well as the potential methodological complexities involved in resuming PALISADE-2, we closed the PALISADE-2 study. Topline results from the 140 subjects who completed PALISADE-2 are expected in the second half of 2023.

PALISADE Open Label Study.   The PALISADE OLS was a Phase 3, open-label safety trial designed to evaluate the safety and tolerability of multiple, as-needed administrations (up to four times a day) of fasedienol in adults with SAD. The PALISADE OLS also evaluated the change from baseline in monthly standard clinical measurements and behavioral assessment scales (LSAS, CGI-I, and PGI-C) in response to anxiety-provoking social situations in daily‑life after the administration of fasedienol. The key exploratory efficacy endpoint in the study included evaluation of the change from baseline on the LSAS, which measures SAD patients’ response to anxiety-provoking social and performance situations experienced in their daily lives. Following the completion of PALISADE-1, we terminated the PALISADE OLS early, solely for strategic business reasons, and not due to any safety concerns with fasedienol.

Safety and tolerability of fasedienol were assessed and summarized during monthly visits from baseline to end of treatment in AEs, laboratory values, 12‑lead electrocardiograms (ECGs), physical examinations, and vital sign assessments following exposure to fasedienol. Long-term administration of 3.2 µg of fasedienol, as-needed up to four times per day, was safe and well-tolerated, with no new safety findings or trends identified, regardless of the number of doses administered by each subject (safety population: n=481). Headache was the most common treatment-emergent adverse event (TEAE) (17.0%), and, except for COVID-19 TEAEs (11.4%) which were not considered related to fasedienol, no other TEAE occurred in more than 5.0% of subjects. Over 30,000 doses of fasedienol were administered by patients during the study, with a mean duration of four months and a maximum study duration of over ten months.

The final data set from PALISADE OLS demonstrates clinically meaningful functional improvement, as measured by the LSAS, and total LSAS scores, in both men and women, continued to decline in consecutive months during the study, as follows:

●	After 1 month, the mean reduction on the LSAS was 16 points (n=385);

●	After 2 months, the mean reduction on the LSAS was 20 points (n=324); and

●	After 3 months, the mean reduction on the LSAS was 24 points (n=218).

For subjects who continued in the study, total LSAS scores continued to decline from baseline, with improvements observed each month on the LSAS through nine months. The continued improvement in LSAS scores is indicative of the therapeutic potential of multiple, patient-tailored, as-needed administrations of fasedienol over time to help patients build confidence to engage in anxiety-provoking social and performance situations in their daily lives more frequently and with less fear and anxiety.

In addition, the CGI-I results indicated 43% of the 218 patients assessed after three months were “much” or “very much” improved, and PGI-C results indicated 44% of the 218 patients assessed after three months considered themselves “much” or “very much” improved.

FDA Feedback on Path Forward; FEARLESS-1.   We believe data from approximately 400 subjects in the PALISADE OLS over a period of one month and beyond, combined with the data from the previous Phase 2 randomized, double-blind, placebo-controlled, crossover study of fasedienol after two weeks of use, as discussed above, demonstrate the potential for fasedienol to achieve robust overall reduction in symptoms of SAD and improvement in severity of the disorder over time, as measured by the LSAS. These data also appear to suggest that studies involving multiple administrations of fasedienol over time on an as-needed basis, up to four times per day, when subjects experience daily, real-life, socially stressful situations may most accurately reflect the true efficacy of fasedienol in patients with SAD and represent the actual way in which they would use fasedienol, if approved. Utilizing the LSAS as the primary efficacy outcome measure in our next Phase 3 study is consistent with the pivotal registration trials for all three currently approved treatments for SAD. As those studies indicate, the LSAS is capable of measuring a drug’s efficacy in patients with SAD due to its ability to capture patient feedback on fear and anxiety regarding various social situations, as well avoidance of such situations. Hence, we believe using the LSAS as the primary efficacy endpoint for our further Phase 3 development of fasedienol has the potential to demonstrate its efficacy and true impact on patients’ lives.

In the first quarter of calendar 2023, we met with the FDA to discuss next steps in our Phase 3 development plan for fasedienol in SAD, which plan includes, among other things, conducting, on our own or  with collaborators, a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of fasedienol in adults in a real-world setting, using the LSAS as the primary efficacy outcome measure to evaluate the efficacy of fasedienol over time in patients with SAD to support a potential fasedienol New Drug Application (NDA). Positive feedback from the FDA at this meeting confirmed the acceptable use of the LSAS as a primary efficacy endpoint. Accordingly, we are positioned to finalize key components of FEARLESS, our potential NDA-enabling Phase 3 development program for fasedienol for treatment of SAD.

Unlike the PALISADE Phase 3 studies, which involved assessment of only a single, self- administered dose of fasedienol in a clinic-based public speaking challenge using the SUDS as the primary outcome measure, our FEARLESS program will assess multiple administrations of fasedienol, on a patient-tailored as-needed basis, up to six times per day, in a real-world setting over a multiple week period, with the LSAS as the primary efficacy endpoint, consistent with the FDA’s three precedent-setting approvals of antidepressants for treatment of SAD. Dr. Michael R. Liebowitz, a Columbia University psychiatrist, former director and founder of the Anxiety Disorders Clinic at the New York State Psychiatric Institute and current Managing Director of The Medical Research Network LLC in New York City, is the innovator of the LSAS and will be the Principal Investigator for our FEARLESS program in SAD.

Exploratory Phase 2A Study in AjDA and Future Development Opportunities.    During the acute phase of the COVID-19 pandemic, we conducted a small exploratory Phase 2A clinical study of fasedienol designed to assess its therapeutic potential in adults experiencing adjustment disorder with anxiety (AjDA). Adjustment disorder (AjD) occurs within three months of exposure to a stressor as evidenced by marked distress that is out of proportion to the socially or culturally expected reactions to the stressor, or that represents significant impairment in social, occupational or other important areas of daily functioning. Our small exploratory study in AjDA is believed to be the first ever randomized, double-blind, placebo-controlled Phase 2A study in the U.S. aimed at exploring the pharmacological treatment of AjDA, and the first clinical trial that evaluated the effects of a fixed dosing regimen of fasedienol, involving intranasal administration of 3.2 µg of fasedienol four times per day over four weeks. A total of 71 subjects were screened for the study, 41 were randomized, 7 discontinued, and 34 completed four weeks of treatment. The study, which was not designed to achieve statistical significance, did not demonstrate a clinically significant difference between fasedienol and placebo as measured on the clinician-rated Hamilton Anxiety Scale (HAM-A). Site variances and both a high drug response rate and high placebo response rate were observed, likely related to the various aspects of AjDA that make it a challenging indication to study. The study of AjDA is complicated because the disorder is, by definition, temporary and self-resolving, making it difficult to identify the cause of clinical improvement or whether placebo played a role in any improvement observed. AjDA is a temporary stress reaction. The stress reaction typically starts within three months of an identifiable stressful situation, but because the disorder is directly linked to a stressor, once the stressor ends, the anxiety reaction may also end, with or without treatment.

Fixed dosing of fasedienol four times per day, over four weeks, was well tolerated, with no appreciable differences in TEAEs between fasedienol and placebo. All reported TEAEs were of mild or moderate severity, with no severe or serious TEAEs reported during the study. Headache was the most commonly reported TEAE, reported by 3 subjects (15.8%) on fasedienol and 2 subjects (9.1%) on placebo.

Despite the methodological challenges inherent in the exploratory Phase 2A study in AjDA, we believe fasedienol builds resilience against anxiety and reduces the cognitive and physical paralysis that occurs during moments of heightened anxiety and stressful situations. Results of the AjDA study may provide support for an as-needed fasedienol dosing approach over time as the preferred mode of treatment.

We may also have potential opportunities to explore the development of fasedienol for other anxiety-related disorders, including postpartum anxiety, post-traumatic stress disorder, panic disorder, and procedural anxiety.

Itruvone Nasal Spray

Itruvone (PH10) is an odorless, tasteless synthetic investigational pherine from the pregnane family with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone, which is administered as a nasal spray at microgram-level doses, is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to fasedienol, itruvone’s proposed MOA involves the regulation of the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy, including both intravenous ketamine and intranasal ketamine (esketamine), we believe itruvone does not require systemic uptake and distribution of the compound to the brain to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, itruvone has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with ketamine-based therapy.

In January 2023, we launched a small U.S. single center, randomized, double-blinded, placebo-controlled Phase 1 study to investigate the safety and tolerability of itruvone in healthy adult subjects (n=12). The study was designed to confirm the favorable safety profile of itruvone established in three previous clinical studies conducted in Mexico, as well as facilitate our plans for Phase 2B development of itruvone in the U.S. as a fast-acting stand-alone treatment for MDD. In June 2023, we announced positive data from this study. There were no reported SAEs or discontinuations due to adverse events in the trial. Two AEs were reported during the treatment period, fatigue and headache, which occurred in the same subject. Both AEs resolved without sequelae and were mild in severity. Following itruvone administration, there were no clinically significant findings in ECGs, vital signs, and laboratory parameters. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile.

The FDA has granted Fast Track designation for development of itruvone as a potential adjunctive treatment for MDD.

PH80 Nasal Spray

PH80 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for both vasomotor symptoms (hot flashes) due to menopause and migraine headaches. PH80, which is administered as a nasal spray at microgram-level doses, engages and activates chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that modulate neural circuits in the basal forebrain associated with the control of body temperature, as well as premonitory and aura symptoms of migraines. Results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A study of PH80 for the acute treatment of vasomotor symptoms (hot flashes) due to menopause demonstrated a statistically significant reduction in the daily number of menopausal hot flashes compared to placebo at the end of the first week of treatment (p<.001), and the improvement was maintained through each treatment week until the end of the four-week treatment period. We are currently preparing, on our own or with collaborators, to submit an U.S. IND for a Phase 2B clinical study of PH80 as a treatment for hot flashes due to menopause.

In addition, PH80 initiates neural impulses in the olfactory bulb transmitted by pathways that rapidly affect the function of multiple structures in the brain, including the amygdala and hypothalamus that have been linked to the pathology of migraine. Due to its MOA and a small proof of concept study, we believe PH80 may have therapeutic potential to relieve premonitory and aura symptoms of migraines.

PH15 Nasal Spray

PH15 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. Early functional MRI studies in human volunteers at Stanford University revealed that intranasal administration of PH15 induced rapid activation of brain areas related to cognition (Sobel et al, Brain, 1999). In a small double blind, placebo-controlled study Phase 2 study of human subjects who were sleep deprived to induce mental fatigue, intranasal PH15 showed rapid and significant improvement in cognitive and psychomotor performance and improvement of reaction time that was better than the effect of a placebo and 400 mg of oral caffeine. We are currently evaluating the path forward to submitting an U.S. IND for a Phase 2 clinical study, on our own or with collaborators, and the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray

PH284 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the path forward to submitting an U.S. IND for cachexia, on our own or with collaborators, and the appropriate patient populations for demonstrating increase in appetite and weight gain in a second Phase 2 study.

AV-101

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple CNS disorders. We are currently preparing for Phase 2A development of AV-101, on our own or with collaborators,  as a treatment for one or more neurological disorders involving the NMDAR receptor.  Multiple studies have shown AV-101 to be safe and well-tolerated, and a range of preclinical studies indicate potential in multiple indications, including levodopa-induced dyskinesia, neuropathic pain, seizures, MDD, and suicidal ideation.

The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Acquisition of Pherin Pharmaceuticals, Inc.

On December 20, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) along with VTGN Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), Pherin Pharmaceuticals, Inc. (Pherin), and Kevin McCarthy in his capacity of Stockholder Representative, to acquire Pherin (the Pherin Acquisition). On February 2, 2023 (the Closing Date), we completed the Pherin Acquisition and Pherin is now a wholly owned subsidiary of the Company. Immediately prior to the consummation of the Pherin Acquisition, each of Pherin’s directors and officers resigned, and no employees or other affiliates of Pherin on the Closing Date are serving or will serve in their previous roles or in any other capacity with Pherin or with the Company.

As consideration for the Pherin Acquisition, we (i) issued an aggregate of 413,670 unregistered shares of our common stock to the exchange agent for the Pherin Acquisition, which shares were issued to approximately 96.07% of Pherin stockholders eligible to receive common stock in exchange for their outstanding shares of Pherin common stock (the Stock Consideration), and (ii) paid to the exchange agent for the Pherin Acquisition, an aggregate of approximately $126,100 for the approximately 3.93% remaining Pherin stockholders who were not eligible to receive Stock Consideration in exchange for their outstanding shares of Pherin common stock (the Cash Consideration and, together with the Stock Consideration, the Merger Consideration). We have accounted for the Pherin Acquisition as an asset acquisition.

Following the completion of the Pherin Acquisition, we now have full ownership of intellectual property rights to fasedienol and itruvone, as well as PH15, PH80 and PH284.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to revenue recognition, determination of right-of-use assets under lease transactions and related lease obligations, impairment of long-lived assets, research and development, stock-based compensation, warrant liability and income taxes to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. These estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value warrants, warrant modifications, and useful lives for property and equipment and related depreciation calculations. Our actual results could differ from these estimates.

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been the basis of our reported revenue for both our fiscal year ending March 31, 20232 (Fiscal 2023) and 2022 (Fiscal 2022). In prior years, we occasionally generated revenue from collaborative research and development arrangements, licensing and technology access fees and government grants. We recognize revenue following the guidance of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, collectively referred to as ASC (Accounting Standards Codification) Topic 606.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the Consolidated Statements of Operations and Comprehensive Loss. We do not carry any capitalized intellectual property or product licenses as assets subject to impairment on our Consolidated Balance Sheets.

Research and Development Expenses

Research and development expenses are composed of both internal and external costs. Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs. External research and development expenses consist primarily of costs associated with clinical and nonclinical development of fasedienol, itruvone, and AV-101. All such costs are charged to expense as incurred.

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CROs and clinical trial sites. Progress payments are generally made to CROs, clinical sites, investigators and other professional service providers. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made in determining the clinical trial accrual in any reporting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to research and development expense in the period in which the facts that give rise to the revision become known.

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if, at acquisition, the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. We treated the Pherin Acquisition as an acquisition of assets for accounting purposes. Since, at the date of the acquisition, neither fasedienol, itruvone nor the other three pherines acquired had achieved regulatory approval and each required significant additional development and expense and were without alternative future use, we recorded the costs related to acquiring the assets as research and development expense in our Consolidated Statement of Operations and Comprehensive Loss for our fiscal year ended March 31, 2023.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. We have not granted restricted stock awards to employees or consultants, nor do we have any awards with market or performance conditions. Noncash expense attributable to compensatory grants of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the grant date. The Black-Scholes model is complex and dependent upon key data input estimates. The primary data inputs with the greatest degree of judgment are the expected term of the stock options and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding. We use the simplified method in accordance with guidance provided by the Securities and Exchange Commission (SEC) to estimate the expected term as an input into the Black-Scholes option pricing model. We determine expected volatility using the historical method based on the historical daily trading data of the common stock of a peer group of public companies over the expected term of the option, as we do not believe that the historical volatility of our common stock will be indicative of its future performance.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At March 31, 2023 and 2022, we had both investor warrants and share-based compensation warrants outstanding that were classified as equity.

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

Financial Operations Overview and Results of Operations

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. Since acquiring our exclusive worldwide licenses in 2018, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, fasedienol (PH94B) and itruvone (PH10), including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. During Fiscal 2022 and Fiscal 2023, we allocated significant resources to our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD. We conducted, and are continuing to conduct, various preclinical studies and manufacturing activities that enabled submission of our U.S. IND for itruvone in MDD in late September 2022 and our initiation of a small Phase 1 clinical study of itruvone in December 2022 to facilitate potential Phase 2B clinical development of itruvone in the U.S. as a stand-alone treatment for MDD. With respect to AV-101, our current focus is evaluating AV-101 in combination with probenecid, which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. We have on-going initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives and other activities. At March 31, 2023, we had an accumulated deficit of approximately $326.9 million. Our net loss for Fiscal 2023 and Fiscal 2022 was approximately $59.2 million and $47.8 million, respectively. We expect losses to continue for the foreseeable future as we engage in further research, development and regulatory activities related to fasedienol, itruvone and AV-101 and, potentially, the new pherines acquired in the Pherin Acquisition.

Summary of the Fiscal Year Ended March 31, 2023

Throughout Fiscal 2022 and Fiscal 2023, we have continued to advance our nonclinical and clinical development, manufacturing, and regulatory activities necessary for (i) Phase 3 clinical development of fasedienol as a potential treatment of anxiety in adults with SAD, (ii) advancing our Phase 2A clinical study of fasedienol in adults experiencing AjDA, (iii) submitting our itruvone IND and initiating a small Phase 1 study of itruvone in the U.S. to facilitate potential Phase 2B development as a stand-alone treatment of MDD and (iv) exploratory Phase 1B development of AV-101 in combination with probenecid to assess potential opportunities to develop the combination for treatment of certain CNS indications.

We initiated our PALISADE Phase 3 Program for fasedienol in SAD with PALISADE-1 in May 2021 and PALISADE-2 in August 2021. During Fiscal 2022, we also initiated the PALISADE OLS and advanced our Phase 2A clinical study of fasedienol in adults experiencing AjDA. We achieved last patient out of PALISADE-1 in June 2022 and commenced analysis of the data generated throughout the study. As noted above, in July 2022 we determined that PALISADE-1 did not achieve its primary efficacy endpoint. Accordingly, we have actively investigated, on multiple fronts, potential contributors to that outcome and will apply our learnings to all future clinical studies of fasedienol in SAD and/or other anxiety indications. In July 2022, after receiving the results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent biostatisticians to conduct an interim analysis of available data from 140 subjects randomized in PALISADE-2 up to the date we paused the study and subsequently closed the study. We also ended enrollment in our PALISADE OLS in August 2022. In February 2023, we met with the FDA to discuss our broader Phase 3 development plan for fasedienol, which includes a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of fasedienol in adults, using the LSAS as the primary outcome measure to evaluate the efficacy of fasedienol over time in patients with SAD. FDA feedback confirmed the acceptable use of the LSAS as a primary efficacy endpoint in future fasedienol studies. Near-term, we plan to focus our resources primarily on the planning and preparation for FEARLESS-1, an LSAS-based Phase 3 study of fasedienol for treatment of SAD. We believe data from the earlier Phase 2 study of fasedienol and unpublished preliminary data from PALISADE OLS support continued late-stage clinical development of fasedienol as a potential treatment for SAD when used as-needed, over an extended period of time in an outpatient (real world) setting.

Throughout Fiscal 2022 and Fiscal 2023, we have expanded our employee infrastructure with experienced personnel across multiple functional areas, including clinical operations, clinical research, data management, chemistry, manufacturing and controls (CMC) and quality assurance, biostatistics and clinical analytics, regulatory affairs, medical affairs, translational medicine, legal, contracts and corporate affairs, development operations, and investor and public relations. We have paused further additions to our employee base until we are able to secure additional financial resources and finalize our broader Phase 3 development plan for fasedienol in SAD.

Throughout Fiscal 2022 and during Fiscal 2023, strains of SARS-CoV-2, commonly referred to as COVID-19 and multiple variants of the virus, have spread globally and the outbreak was declared a pandemic by the World Health Organization and a public health emergency in the U.S. by the U.S. Secretary of Health and Human Services. Operations at our headquarters in South San Francisco were significantly curtailed during the first half of Fiscal 2022, and, to some extent, periodically thereafter, while state and local restrictions required remote working conditions. Most of our employee additions during Fiscal 2022 and thereafter are geographically located away from our headquarters facility in South San Francisco and routinely work remotely. Our employees have worked efficiently and productively while remotely located and working from home, whether as a result of the COVID-19 pandemic or otherwise. From time to time during the COVID-19 pandemic, however, the efficiency and productivity of certain preclinical and clinical development programs and our third-party collaborators, including, among others, CROs, CMOs and other third-party service providers have been impacted by surges in the spread of variants of COVID-19, such as spreads induced by the Delta and Omicron variants and their sub-variants during Fiscal 2022 and thereafter, shelter-in-place orders, social distancing measures, travel bans and restrictions, and certain business and government closures or reductions in service. Moreover, during the COVID-19 pandemic, we experienced delays in the delivery of supplies of active pharmaceutical product (API) or other key materials required to continue development of fasedienol and itruvone, as well as temporary disruptions in the availability of third-party personnel and others involved in the conduct of our preclinical and clinical programs. In addition, we believe conditions resulting from the COVID-19 pandemic may have negatively impacted the outcome of at least PALISADE-1. Future unexpected delays may result in a significant, material delay or disruption to our current clinical and nonclinical development plans, programs, and operations.

We did not complete any capital-raising or other significant financing activities during Fiscal 2023. In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 50,593 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023. From June 12, 2023 through the date of this Report we sold an aggregate of 561,418 shares of our common stock and received approximately $1.15 million in gross proceeds under the ATM. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings, including under the ATM, from time to time.

Since we received the results of PALISADE-1, we have been carefully monitoring our cash resources and critically evaluating our internal and external research and development and general and administrative expenditures, which has  included (i) reassessing our Phase 3 clinical development plan for fasedienol in SAD, (ii) terminating the PALISADE OLS study of fasedienol, (iii) continuing to completion our Phase 2A clinical study of fasedienol in adults experiencing AjDA and (iv) commencing and completing our Phase 1 clinical study of itruvone as a treatment for adults suffering from MDD.

Comparison of Fiscal Years Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the fiscal years ended March 31, 2023 and 2022 (amounts in thousands).

	Fiscal Year Ended March 31,
	2023	2022

Sublicense revenue	$(227)	$1,109
Operating expenses:
Research and development	44,377	35,408
General and administrative	14,664	13,480
Total operating expenses	59,041	48,888

Loss from operations	(59,268)	(47,779)

Interest income, net	26	20

Loss before income taxes	(59,242)	(47,759)
Income taxes	(6)	(3)

Net loss	(59,248)	(47,762)
Accrued dividend on Series B Preferred Stock	-	(945)
Net loss attributable to common stockholders	$(59,248)	$(48,707)

Revenue

We derecognized $227,300 in sublicense revenue pursuant to the AffaMed Agreement during Fiscal 2023 compared to recognizing revenue of $1,108,900 during Fiscal 2022. As described more completely in Note 3 and Note 11 to our Financial Statements in Item 8 of this Report, on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020, which payment commenced our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period during which we expect to perform our obligation under the AffaMed Agreement, essentially the development and regulatory approval in the U.S. of fasedienol in adults with SAD. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted because of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delays in subsequent clinical and regulatory processes for fasedienol in SAD, at September 30, 2022, we estimated that completion of our performance obligation under the AffaMed Agreement would be delayed until mid-calendar 2027. As a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue of $892,500, resulting in negative revenue of $227,300 for Fiscal 2023. Following the cumulative catch-up adjustment, through March 31, 2023, we have recognized an aggregate of $1,971,100 as revenue under the AffaMed Agreement and expect to recognize the remaining $3,028,900 as revenue over the estimated performance period as our obligation is completed. We have not subsequently modified our September 30, 2022 estimate of the timing to complete our performance obligation, however, we will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

In December 2016, we entered into an Exclusive License and Sublicense Agreement with BlueRock Therapeutics, LP, a regenerative medicine company established in December 2016 by Bayer AG and Versant Ventures (BlueRock Therapeutics), pursuant to which BlueRock Therapeutics received exclusive rights to utilize certain technologies exclusively licensed by us from University Health Network (UHN) for the production of cardiac stem cells for the treatment of heart disease. We recognized $1.25 million in sublicense revenue in our fiscal year ended March 31, 2017, under the agreement. In May 2023, BlueRock Therapeutics notified us that the Exclusive License and Sublicense Agreement would be terminated effective July 10, 2023.

Research and Development Expense

Research and development (R&D) expense increased by approximately $9.0 million, from $35.4 million in Fiscal 2022 to $44.4 million in Fiscal 2023. Activities related to our PALISADE Phase 3 Program for fasedienol, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the fasedienol Phase 2 Study in AjDA, as well as nonclinical development, outsourced manufacturing and regulatory activities for both fasedienol and itruvone, accounted for increased expenses of approximately $5.1 million during Fiscal 2023 in comparison to the activities conducted during Fiscal 2022. Additionally, we expensed approximately $3.6 million of costs related to the Pherin Acquisition, including approximately $3.1 million representing the fair market value of the common stock issued in the Pherin Acquisition. In addition to the noncash fair value of the common stock issued in the Pherin Acquisition in Fiscal 2023, other noncash research and development expenses, primarily stock-based compensation and depreciation in both periods, accounted for approximately $1.5 million in both Fiscal 2023 and Fiscal 2022.

The following table indicates the primary components of R&D expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2023	2022

Salaries and benefits	$6,255	$6,040
Stock-based compensation	1,365	1,457
Consulting and other professional services	817	834
Clinical and nonclinical studies and development expenses:
Fasedienol and Itruvone	30,326	25,184
AV-101	1,163	999
All other	72	129
	31,561	26,312
Cost of Pherin Acquisition as an asset purchase	3,559	-
Rent	556	483
Depreciation	102	97
All other	162	185
Total Research and Development Expense	$44,377	$35,408

The increase in salaries and benefits expense in Fiscal 2023 primarily reflects the addition of seven new management and staff positions across multiple functional disciplines, including biostatistics and clinical analytics, clinical operations, chemistry, manufacturing and controls, and regulatory affairs since the end of Fiscal 2022, as well as the impact of salary increases effective in January 2022 granted to our R&D management and staff. These increases are partially offset by the impact of six terminations during Fiscal 2023. Further, there were no payments or accruals of additional compensation expense for R&D officers and employees as a result of the outcome of the PALISADE-1 study and delay or termination of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives, compared to approximately $1,075,800 of expense in Fiscal 2022 related to attainment of calendar year 2021 corporate objectives.

Stock-based compensation expense for Fiscal 2023 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since May 2019, in addition to grants to new employees as indicated above. All outstanding options granted to R&D employees and consultants prior to May 2019 became fully vested and amortized during or prior to the end of Fiscal 2022 and the May 2019 grants became fully vested during Fiscal 2023. Grants awarded during Fiscal 2023, including those granted to new employees, account for approximately $89,000 of expense during Fiscal 2023, offset by an expense reduction of approximately $294,000 attributable to certain options granted between May 2019 and May December 2020 that became fully vested and amortized prior to or during Fiscal 2023. Grants made during Fiscal 2022 reflected a full twelve months of vesting and amortization during Fiscal 2023, or became fully vested and amortized, decreasing expense for such options by approximately $47,000. FY 2023 expense was reduced by approximately $47,000 as a result of employee terminations noted earlier. The extension of option exercisability by approximately six months for a terminated employee accounted for approximately $109,000 of additional expense during Fiscal 2023. 2019 ESPP expense in Fiscal 2023 decreased by approximately $10,000 compared to Fiscal 2022 expense.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, CMC, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties, primarily in support of our fasedienol and itruvone development initiatives. Expense in both periods includes contract recruiting services for certain specialized R&D positions.

Fasedienol and itruvone project expenses increased by approximately $5.1 million in Fiscal 2023 compared to Fiscal 2022. Fasedienol expense for Fiscal 2023 reflects (i) the costs associated with conducting and completing the PALISADE-1 study, including data analysis, site closures and root cause investigations, (ii) costs associated with the PALISADE-2 study both during its conduct, for the interim analysis of PALISADE-2 data and during its pause from August 2022 through March 2023, when it was closed, (iii) costs associated with the PALISADE OLS study during its conduct and following its termination, including site closure costs, and (iv) costs for conducting the Phase 2A study of fasedienol in AjDA which was completed late in the third quarter of Fiscal 2023, as well as various other clinical, nonclinical, regulatory and manufacturing activities. The PALISADE OLS study commenced in July 2021, PALISADE-2 commenced in August 2021 and the fasedienol AjDA study commenced in mid-June 2021, and each of those studies was actively enrolling during at least a portion of Fiscal 2022. Throughout both Fiscal 2023 and 2022, manufacturing, formulation, process validation and analysis of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both fasedienol and itruvone. Additionally, there was significant regulatory activity during the second quarter of Fiscal 2023 leading to the late-September 2022 submission to the FDA of the IND for itruvone in MDD, followed by the small Phase 1 study conducted during the fourth quarter of Fiscal 2023. Due to its later stage of development, costs for fasedienol initiatives have significantly exceeded those for itruvone during both Fiscal 2023 and Fiscal 2022. In both Fiscal 2023 and Fiscal 2022, AV-101 project expense includes costs for certain preclinical and nonclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies. Fiscal 2023 expense also includes the costs of our ongoing exploratory Phase 1B AV-101 and probenecid clinical trial.

Rent expense for both Fiscal 2023 and Fiscal 2022 reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 14, Commitments and Contingencies, in the Financial Statements in Item 8 of this Report, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both periods reported, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

General and Administrative Expense

General and administrative (G&A) expense increased by approximately $1.2 million to approximately $14.7 million in Fiscal 2023 compared to approximately $13.5 million in Fiscal 2022. Primary components of the change include:

(i)	Expensing professional services incurred in anticipation of a potential credit facility offering that we opted to forego as a result of the PALISADE-1 outcome;
(ii)	Increased insurance coverage limits and new coverages added to our insurance portfolio;
(iii)	Expanded investor and public relations and corporate awareness initiatives;
(iv)

The impact of new G&A employees hired since the end of Fiscal 2022, offset by the absence of payment or accrual for additional compensation expense for G&A officers and employees as a result of the outcome of PALISADE-1 and the delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate operational objectives; offset by

(v)

Customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily for fasedienol in SAD, initiated in Fiscal 2022 in expectation of positive clinical trial results from the PALISADE Phase 3 program and curtailed in Fiscal 2023 as a result of the PALISADE-1 outcome.

Noncash general and administrative expenses, approximately $2,065,000 and $2,379,000 in Fiscal 2023 and Fiscal 2022, respectively, primarily reflect stock-based compensation and depreciation in both periods, expense attributable to the modification of an outstanding warrant to purchase our common stock in Fiscal 2023 and the write-off of deferred offering costs in Fiscal 2022.

The following table indicates the primary components of G&A expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2023	2022

Salaries and benefits	$4,313	$4,082
Stock-based compensation	1,972	2,023
Board fees and other consulting services	678	453
Legal, accounting and other professional fees	2,424	1,791
Investor and public relations	1,160	707
Pre-launch marketing studies and analyses	1,904	2,796
Insurance	1,379	578
Travel expenses	107	42
Rent and utilities	419	377
Sublicense contract amortized acquisition expense	(21)	105
Warrant modification expense	77	-
Write off of deferred offering costs	-	232
All other expenses	252	294

	$14,664	$13,480

The increase in salaries and benefits expense for Fiscal 2023 primarily reflects the addition of four additional management and staff positions including our Vice President, Human Resources in January 2022, our Chief Legal Officer in May 2022, our Vice President, Associate General Counsel in August 2022 and an additional administrative employee, as well as the impact of salary increases effective in January 2022 granted to our G&A management and staff. These increases are offset by (i) the absence in Fiscal 2023 of payment or accrual for additional compensation expense for G&A officers and employees as a result of the outcome of the PALISADE-1 study and the delay or conclusion of other clinical trials and nonclinical activities related to calendar year 2022 corporate objectives compared to payment of approximately $938,000 in Fiscal 2022 related to achievement of calendar 2021 corporate objectives, and (ii) the impact of the voluntary resignation in November 2022 of our Chief Commercial Officer, who remains a member of our Board.

Fiscal 2023 stock-based compensation expense reflects the amortization of option grants made to our internal management and administrative staff, independent members of our Board and certain consultants since May 2019, in addition to grants to new senior management and other new employees as indicated above. All outstanding options granted to G&A employees, Board members and consultants prior to May 2019 were fully vested and amortized at the end of Fiscal 2022. Options granted in May 2019, September 2019 and April 2020 became fully vested and amortized in May 2022, September 2022 and April 2022, respectively, so that all outstanding options granted to G&A employees and consultants prior to October 2020 are fully vested and amortized at the end of Fiscal 2023. Grants awarded after March 31, 2022, including those granted to new employees indicated above, account for approximately $78,000 of Fiscal 2023 expense, offset by an expense reduction of approximately $791,000 attributable to certain options granted between May 2019 and June 2020 that became fully vested and amortized in Fiscal 2023. Grants made in March 2022 reflected a full year of expense during Fiscal 2023 increasing Fiscal 2023 expense by approximately $498,000 compared to the expense in Fiscal 2022. Other than the new-hire grant to our Chief Legal Officer, there were no option grants to senior executives or independent members of our Board in Fiscal 2023. Except for grants to new employees, expense attributable to recent option grants is generally being amortized over two-year to three-year vesting periods, with essentially all of the grants made since May 2019, including those made in Fiscal 2023 and Fiscal 2022, being 25% vested and expensed upon grant, in accordance with the terms of the respective grants. Grants to new employees generally vest 25% on the first anniversary of the grant date and ratably monthly over the next three years.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. We modified our cash compensation policy for our independent Board members at the beginning of Fiscal 2022, increasing payments to reflect current market conditions and we added one new independent Board member in April 2021 and two additional independent members during July 2021. Expenses for Fiscal 2023 also include recruiting fees for certain administrative positions and fees paid to our former Chief Commercial Officer pursuant to a consulting agreement following her voluntary resignation.

Legal, accounting and other professional fees for Fiscal 2023 and Fiscal 2022 includes expense related to routine corporate legal and compliance fees as well as legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, as well as recurring annual license fees. These costs do not necessarily occur ratably throughout the year or between years. In both Fiscal 2023 and Fiscal 2022, this expense includes legal counsel and other costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also nominally with respect to our fasedienol and itruvone intellectual property portfolios. Accounting expenses include costs related to the annual audit of our prior year financial statements and the three quarterly reviews of our current year financial statements. Fiscal 2023 and Fiscal 2022 accounting expense also includes the cost of certain outsourced financial and accounting services which commenced at the beginning of Fiscal 2022 and, in Fiscal 2022, implementation of new accounting software. Both years reflect expense related to an expanded service level from our information technology service provider and a contracted head of Information Technology, all of which commenced at the beginning of Fiscal 2022. Both years also reflect certain recruiting fees incurred in connection with searches for certain specialized positions.

Investor and public relations expense in both Fiscal 2023 and Fiscal 2022 includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, particularly in Fiscal 2023, additional market awareness and strategic advisory and support functions and initiatives. During both years, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

Throughout Fiscal 2022 and through the second quarter of Fiscal 2023, we incurred expenses for a number of customary pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to Fasedienol as a potential acute treatment of anxiety in adults with SAD. Given the outcome of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for fasedienol, these activities were significantly reduced during the third and fourth quarters of Fiscal 2023. We have evaluated the extent and timing of such future activities, and anticipate that such expenditures will, for the short term, remain at the modest level similar to that expended during the second half of Fiscal 2023.

The increase in Fiscal 2023 insurance expense is primarily attributable to the increased coverage obtained under our directors’ and officers’ liability insurance upon renewal of our policy in May 2022 and additional coverages, including cybersecurity and employment practices liability, added to our insurance program during Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic during calendar 2020 and 2021, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. During Fiscal 2023, we incurred modest travel expense for attendance at seminars, and for vendor audits, clinical trial site visits and certain investor-focused events, as conditions have permitted, with in-person travel still reasonably limited.

Rent expense for both Fiscal 2023 and Fiscal 2022 reflects our implementation of ASC 842 and the requirement to recognize, as an operating lease related to our South San Francisco office and laboratory facility, a right-of-use asset and a lease liability, both of which must be amortized over the expected lease term. The underlying lease reflects commercial property rents prevalent in the South San Francisco real estate market at the time of our November 2016 lease amendment extending the lease of our headquarters facilities in South San Francisco by five years from July 31, 2017 to July 31, 2022. As disclosed in Note 14, Commitments and Contingencies, in the Financial Statements included in Item 8 of this Report, in October 2021, we entered into an amendment to this lease, pursuant to which the term of the lease was extended from August 1, 2022 to July 31, 2027 and the base rent under the lease for the five-year extension period was specified. We allocate total rent expense for our South San Francisco facility between R&D expense and G&A expense based generally on square footage dedicated to each function. In both years, rent expense includes charges for such items as common area maintenance fees, taxes and insurance which are generally assessed to us by our landlord.

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our PH94B license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of the services to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our extended estimate of the time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs at September 30, 2022, pursuant to which we reversed previously recorded expense of approximately $84,000, resulting in negative contract acquisition amortization expense of $21,000 for Fiscal 2023.

In December 2022, we modified outstanding warrants to purchase an aggregate of 33,333 registered shares of our common stock exercisable at $15.00 per share that were due to expire during December 2022 to extend the exercisability of such warrants for a period of two years. No other term of the warrants, including exercise price, was modified. We recognized the incremental fair value of $77,400 resulting from the modification as a noncash warrant modification expense in Fiscal 2023.

In June 2021, we terminated a financing arrangement pursuant to which we had recorded legal, accounting and securities registration filing fees as deferred offering costs. Upon termination of the agreement, we expensed the remaining $232,100 of deferred offering costs related to the agreement as a noncash charge to G&A expense in Fiscal 2022.

Interest and Other Income, Net

Interest income, net totaled $26,200 in Fiscal 2023 compared to $19,900 in Fiscal 2022. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Fiscal Years Ended March 31,
	2023	2022

Interest income	$49	$20
Interest expense on financing lease and insurance premium financing note	(23)	-
Interest income, net	$26	$20

In both Fiscal 2023 and Fiscal 2022, interest income relates to cash deposits in interest-bearing cash equivalent accounts. Although interest rates increased during Fiscal 2023, our cash deposit balances have declined as we used such amounts to fund our operations. Interest expense for Fiscal 2023 relates to interest paid on the insurance premium financing note executed in May 2022 and, in both periods, on our financing lease of office equipment subject to ASC 842. We did not finance insurance premiums for policies that renewed in May 2021 or February 2022.

We recognized approximately $945,000 during Fiscal 2022 attributable to the 10% cumulative dividend accrued on outstanding shares of our Series B 10% Convertible Preferred Stock (Series B Preferred) prior to its conversion in November 2021 as an additional deduction in arriving at net loss attributable to common stockholders. In November 2021, the custodial holder of 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock under the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock (Series B Certificate of Designation) and we issued 37,722 shares of our common stock upon conversion. From initial issuance in May 2015 through the time of conversion in November 2021, the Series B Preferred had accrued 10% dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 109,860 shares of our unregistered common stock in payment of the accrued dividends. Following this conversion there were no additional shares of Series B Preferred outstanding and no further accrual of dividends on the Series B Preferred.

Liquidity and Capital Resources

Since our inception in May 1998 through March 31, 2023 we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in noncash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

We did not complete any capital-raising or other significant financing activities during Fiscal 2023. During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of 243,293 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Additionally, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 50,593 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023. From June 12, 2023 through the date of this Report we sold an aggregate of 561,418 shares of our common stock and received approximately $1.15 million in gross proceeds under the ATM.

During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds primarily from various public sales of our equity securities and $5.0 million gross proceeds from the AffaMed Agreement. These earlier transactions continued to provide necessary capital resources and liquidity throughout Fiscal 2023, during which we also received approximately $167,500 in cash proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

We had cash and cash equivalents of approximately $16.6 million at March 31, 2023, which we do not believe will be sufficient to fund our planned operations for the twelve months following the issuance of these Consolidated Financial Statements, which raises substantial doubt regarding our ability to continue as a going concern. We are continuing to evaluate our cash resources as we prepare for the next steps in our development of our product candidates, either on our own or with collaborators, including Phase 3 development of fasedienol for the treatment of SAD, Phase 2B development of itruvone as a potential stand-alone rapid-onset treatment for MDD, IND-enabling and Phase 2B development of PH80 for treatment of vasomotor symptoms (hot flashes) due to menopause, IND-enabling and Phase 2B development of PH15 for cognition improvement, IND-enabling and Phase 2B development of PH284 for treatment of cachexia and Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR. We are continuing to evaluate the potential implications for the conduct and timing of these and other clinical trials and strategies for the development and commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize our drug candidates.

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

During the next twelve months, subject to availability of adequate working capital, we plan to (i) continue to advance our FEARLESS Phase 3 Program, on our own or with a collaborator, to develop and commercialize fasedienol as a new acute treatment of anxiety in adults with SAD, (ii) complete preparations, on our own or with a collaborator, for and initiate further Phase 2B clinical development of itruvone as a potential stand-alone treatment for MDD, (iii) complete IND-enabling activities, either on our own with a collaborator, for Phase 2B development of PH80, PH15 and PH284 and Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (iv) conduct various nonclinical studies involving each of our product candidates.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based capital and funding from non-dilutive sources, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current development and commercialization collaboration under the AffaMed Agreement or other potential strategic partnering collaborations will generate revenue from future potential milestone payments or otherwise. In addition, although the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) advised us on June 22, 2023 that we regained compliance with the minimum bid price requirement of the Nasdaq Capital Market, there can be no assurance that our common stock will maintain a closing bid price sufficient to remain in compliance with the minimum bid price requirement or that we will maintain compliance with other continued listing standards for the Nasdaq Capital Market.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the fiscal years stated (in thousands):

	Fiscal Years Ended March 31,
	2023	2022

Net cash used in operating activities	$(49,715)	$(45,257)
Net cash used in investing activities	(740)	(200)
Net cash provided by (used in) financing activities	(1,042)	10,484

Net decrease in cash and cash equivalents	(51,497)	(34,973)
Cash and cash equivalents at beginning of period	68,135	103,108
Cash and cash equivalents at end of period	$16,638	$68,135

As discussed above, the combination of the net proceeds we received from public offerings in Fiscal 2021, from transactions under our ATM in Fiscal 2022 and from warrant exercises in both Fiscal 2021 and Fiscal 2022, have been the primary sources of our available cash during both Fiscal 2022 and Fiscal 2023. The increase in cash used in operations during Fiscal 2023 reflects our conduct, completion, pause or termination of fasedienol clinical trials including PALISADE-1, PALISADE-2, the PALISADE OLS, and the Phase 2 AjDA study, as previously described, as well as ongoing manufacturing and regulatory initiatives and other nonclinical studies of our product candidates. Additionally, during Fiscal 2022, we expanded our internal capabilities with the addition of numerous senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline. In both Fiscal 2023 and Fiscal 2022, but to a much greater extent during the first half of Fiscal 2023, in parallel with our clinical and regulatory initiatives, and in expectation of positive results from the PALISADE Phase 3 Program, we engaged in customary pre-commercialization analyses, modeling, planning and awareness initiatives. Given the outcome of the PALISADE-1 study, we terminated most of such activities.

Cash used in investing activities during Fiscal 2023 reflects laboratory analytical equipment acquired for our internal studies and experiments with both fasedienol and itruvone. Cash used in investing activities during Fiscal 2022 primarily reflects the cost of laboratory analytical equipment acquired for use by our CMO in connection with the development and production of fasedienol drug product. As discussed previously, the Pherin Acquisition was treated as an asset purchase; however, we issued shares of our common stock rather than cash as the primary component of payment for the in-process R&D assets acquired and expensed.

Cash used by financing activities during Fiscal 2023 primarily reflects the proceeds of option exercises and the sales of common stock under our ESPP, net of principal payments on our insurance premium financing note and expenditures related to the Sales Agreement with Jefferies which are recorded as deferred offering costs. Cash provided by financing activities during Fiscal 2022 primarily reflects the proceeds of warrant exercises, net of expenditures related to the Sales Agreement with Jefferies that are recorded as deferred offering costs.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. Throughout Fiscal 2022 and for a portion of Fiscal 2023, Vistastem had two inactive, wholly owned subsidiaries, Artemis Neuroscience, a Maryland corporation, and VistaStem Canada, Inc., an Ontario corporation. VistaStem Canada was dissolved in April 2022 and Artemis Neuroscience was dissolved in June 2022.

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

Stockholders and Board of Directors

Vistagen Therapeutics, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vistagen Therapeutics, Inc. (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered negative cash flows from operations and recurring losses from operations since inception, resulting in an accumulated deficit of $326.9 million as of March 31, 2023, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues from Contract with Customers

Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company derecognized approximately $0.9 million in revenue under the sublicense agreement with AffaMed Therapeutics. Inc. (“AffaMed”) during the fiscal year ended March 31, 2023.

Auditing management’s timing of revenue recognition attributed to the single combined performance obligation was challenging, as significant judgment is required in the evaluation of the period in which the combined performance obligation is satisfied.

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

San Francisco, California

June 28, 2023

PCAOB ID Number 100

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in dollars, except share amounts)

	March 31,	March 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$16,637,600	$68,135,300
Prepaid expenses and other current assets	802,700	2,745,800
Deferred contract acquisition costs - current portion	67,100	116,900
Total current assets	17,507,400	70,998,000
Property and equipment, net	507,300	414,300
Right-of-use asset - operating lease	2,260,300	2,662,000
Deferred offering costs	495,700	321,800
Deferred contract acquisition costs - non-current portion	217,600	146,400
Security deposits	100,900	100,900
Total assets	$21,089,200	$74,643,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,473,100	$2,758,600
Accrued expenses	787,400	1,329,200
Note payable	105,300	-
Deferred revenue - current portion	714,300	1,244,000
Operating lease obligation - current portion	485,600	433,300
Financing lease obligation - current portion	1,700	-
Total current liabilities	4,567,400	5,765,100

Non-current liabilities:
Deferred revenue - non-current portion	2,314,600	1,557,600
Operating lease obligation - non-current portion	2,119,800	2,605,400
Financing lease obligation - non-current portion	7,400	-
Total non-current liabilities	4,441,800	4,163,000
Total liabilities	9,009,200	9,928,100

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and March 31, 2022: no shares outstanding at March 31, 2023 and March 31, 2022	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at March 31, 2023 and March 31, 2022; 7,315,404 and 6,889,221 shares issued at March 31, 2023 and March 31, 2022, respectively	7,300	6,900
Additional paid-in capital	342,892,500	336,280,500
Treasury stock, at cost, 4,522 shares of common stock held at March 31, 2023 and March 31, 2022	(3,968,100)	(3,968,100)
Accumulated deficit	(326,851,700)	(267,604,000)
Total stockholders’ equity	12,080,000	64,715,300
Total liabilities and stockholders’ equity	$21,089,200	$74,643,400

See accompanying notes to consolidated financial statements, including Note 15, Subsequent Events, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in dollars, except share amounts)

	Fiscal Years Ended
	March 31,
	2023	2022
Revenues:
Sublicense revenue	$(227,300)	$1,108,900
Total revenues	(227,300)	1,108,900
Operating expenses:
Research and development	44,377,100	35,407,800
General and administrative	14,663,600	13,480,000
Total operating expenses	59,040,700	48,887,800
Loss from operations	(59,268,000)	(47,778,900)
Other income, net:
Interest income, net	26,200	19,900
Loss before income taxes	(59,241,800)	(47,759,000)
Income taxes	(5,900)	(3,400)
Net loss and comprehensive loss	(59,247,700)	(47,762,400)

Accrued dividend on Series B Preferred stock	-	(945,100)

Net loss attributable to common stockholders	$(59,247,700)	$(48,707,500)

Basic and diluted net loss attributable to common stockholders per common share	$(8.51)	$(7.38)
Weighted average shares used in computing basic and diluted net loss attributable to common stockholders per common share	6,958,749	6,599,287

See accompanying notes to consolidated financial statements, including Note 15, Subsequent Events, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in dollars)

	Fiscal Years Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,247,700)	$(47,762,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,500	153,500
Stock-based compensation	3,336,400	3,480,700
Expense related to acquisition of Pherin Pharmaceuticals, Inc. recorded as an asset acquisition	3,559,400	-
Warrant modification expense	77,400	-
Amortization of operating lease right-of-use asset	401,700	557,600
Expense related to write-off of deferred offering costs	-	232,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,188,400	(1,870,100)
Security deposits	-	(53,100)
Operating lease liability	(433,300)	(677,000)
Deferred sublicense revenue, net of deferred contract acquisition costs	205,900	(1,004,600)
Accounts payable and accrued expenses	(932,800)	1,686,900
Net cash used in operating activities	(49,715,100)	(45,256,500)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(212,000)	(200,400)
Cash used in acquisition of Pherin Pharmaceuticals, Inc. as an asset acquisition	(528,300)	-
Net cash used in investing activities	(740,300)	(200,400)

Cash flows from financing activities:
Net proceeds from issuance of common stock, including option exercises	104,400	139,900
Net proceeds from exercise of warrants, net of underlying share registration expenses	-	5,948,500
Net proceeds (expenses) from sale of common stock under At the Market (ATM) facility, net of deferred offering costs	(173,900)	4,299,000
Net proceeds from sale of common stock under Employee Stock Purchase Plan	63,100	99,500
Repayment of financing lease obligations	(1,500)	(3,000)
Repayment of note payable	(1,034,400)	-
Net cash (used in) provided by financing activities	(1,042,300)	10,483,900
Net decrease in cash and cash equivalents	(51,497,700)	(34,973,000)
Cash and cash equivalents at beginning of year	68,135,300	103,108,300
Cash and cash equivalents at end of year	$16,637,600	$68,135,300

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$1,139,700	$-
Acquisition of office equipment subject to financing lease	$10,600	$-
Fair value of common stock issued for acquisition of Pherin Pharmaceuticals, Inc.	$3,076,500	$-
Accrued dividends on Series B Preferred	$-	$945,100
Accrued dividends on Series B Preferred settled upon conversion by issuance of common stock	$-	$7,217,800

See accompanying notes to consolidated financial statements, including Note 15, Subsequent Events, for information on reverse split of common stock effective on June 6, 2023.

.

VISTAGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2022 and 2023

(Amounts in dollars, except share amounts)

											Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balances at March 31, 2021	500,000	$500	1,131,669	$1,100	2,318,012	$2,300	402,149	$400	6,025,042	$6,000	$315,777,900	$(3,968,100)	$(219,841,600)	$91,978,500

Net proceeds from exercise of warrants	-	-	-	-	-	-	-	-	243,293	200	6,207,200	-	-	6,207,400
Comversion of Series D Preferred stock to common stock	-	-	-	-	-	-	(402,149)	(400)	308,314	300	100	-	-	-
Conversion of Series A Preferred stock to common stock	(500,000)	(500)	-	-	-	-	-	-	25,000	-	500	-	-	-
Comversion of Series B Preferred stock to common stock and payment of accrued dividends in common stock	-	-	(1,131,669)	(1,100)	-	-	-	-	147,582	200	7,218,700	-	-	7,217,800
Conversion of Series C Preferred Stock to common stock	-	-	-	-	(2,318,012)	(2,300)	-	-	77,267	100	2,200	-	-	-
Accrued dividends on Series B Preferred stock	-	-	-	-	-	-	-	-	-	-	(945,100)	-	-	(945,100)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	3,480,700	-	-	3,480,700
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	1,907	-	99,300	-	-	99,300
Issuance of common stock upon cashless exercise of stock options	-	-	-	-	-	-	-	-	4,204	-	-	-	-	-
Net proceeds from exercise of stock options for cash	-	-	-	-	-	-	-	-	6,019	-	140,000	-	-	140,000
Net proceeds from issuance of common stock under ATM facility									50,593	100	4,299,000	-	-	4,299,100
Net loss for the fiscal year ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(47,762,400)	(47,762,400)
Balances at March 31, 2022	-	-	-	-	-	-	-	-	6,889,221	6,900	336,280,500	(3,968,100)	(267,604,000)	64,715,300
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	3,336,400	-	-	3,336,400
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	5,167	-	63,100	-	-	63,100
Issuance of common stock upon cashless exercise of stock options	-	-	-	-	-	-	-	-	3,646	-	-	-	-	-
Net proceeds from exercise of stock options for cash	-	-	-	-	-	-	-	-	3,700	-	104,400	-	-	104,400
Increase in fair value attributable to warrant modification	-	-	-	-	-	-	-	-	-	-	77,400	-	-	77,400
Fair value of common stock issued for acquisition of Pherin Pharmaceuticals, Inc. as an asset acquisition, net of registration expenses	-	-	-	-	-	-	-	-	413,670	400	3,030,700	-	-	3,031,100
Net loss for the fiscal year ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	(59,247,700)	(59,247,700)
Balances at March 31, 2023	-	$-	-	$-	-	$-	-	$-	7,315,404	$7,300	$342,892,500	$(3,968,100)	$(326,851,700)	$12,080,000

See accompanying notes to consolidated financial statements, including Note 15, Subsequent Events, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Overview

Vistagen Therapeutics, Inc., a Nevada corporation (which  may be referred to as Vistagen, the Company, we, our, or us), late clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting, and with fewer side effects and safety concerns, than those currently available for treating anxiety, depression and multiple CNS disorders. Our pipeline includes six clinical-stage product candidates, including five investigational agents belonging to a new class of neuroactive drugs known as pherines, in addition to AV-101, an oral prodrug of an antagonist of the glycine site of the N-methyl-D-aspartate receptor (NMDAR). Pherines, which are administered as nasal sprays, are designed with an innovative rapid-onset mechanism of action that activates chemosensory neurons in the nasal cavity and can selectively and beneficially impact key neural circuits in the brain without requiring systemic uptake or direct activity on CNS neurons. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike some approved NMDAR antagonists having significant side effects. Our goal is to develop and commercialize, on our own and with multiple global and regional strategic partners, innovative therapies for anxiety, depression, and other CNS indications where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of synthetic neuroactive steroids referred to as pherines. Pherines, administered in ultra-low microgram level doses as odorless and tasteless nasal sprays, are designed to selectively engage chemosensory neurons in the nasal cavity and induce rapid-onset pharmacologic and behavioral benefits. Specifically, each of our pherine product candidates is a distinct chemical entity that selectively modulates particular areas of the brain, such as the limbic amygdala (the main fear and anxiety center of the brain), the hypothalamus, the hippocampus, the locus ceruleus, and the prefrontal cortex. We believe each of our pherine product candidates has the potential to be a fast-acting therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment (PH15), vasomotor syndrome (hot flashes) due to menopause, as well as migraine headaches (PH80) and disorders related to appetite loss (cachexia) (PH284), all without requiring apparent systemic uptake or binding to classic abuse liability receptors or steroidal hormone receptors.

Fasedienol Nasal Spray

Fasedienol (PH94B) is a synthetic investigational pherine from the androstane family in Phase 3 clinical development in the U.S. for treatment of social anxiety disorder (SAD). When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic uptake and distribution of the compound to the brain to achieve its rapid-onset and short duration of anxiolytic effects.

The proposed MOA of fasedienol is fundamentally differentiated from all currently approved anti-anxiety medications, including the three antidepressants approved by the FDA for the treatment of SAD, as well as all benzodiazepines and beta blockers, which, although not FDA-approved for the treatment of SAD, are prescribed for treatment of SAD on an off-label basis. Pre-clinical and Phase 2 clinical studies completed to date suggest that fasedienol has the potential to achieve rapid-onset anti-anxiety effects without systemic uptake or transport into the brain, significantly reducing the risk of side effects and other safety concerns such as potential drug-drug interactions, abuse, misuse and addiction associated with certain other systemic pharmaceuticals that act directly on the CNS and are sometimes prescribed for anxiety disorders.

SAD PALISADE Phase 3 Program

PALISADE-1.    In May 2021, we initiated our PALISADE Phase 3 Program for fasedienol in SAD with PALISADE-1, a single-administration assessment Phase 3 public speaking challenge clinical study of fasedienol for the acute treatment of anxiety in adults with SAD. Following discussions with the FDA in mid-2020 during the acute phase of the COVID-19 pandemic, we agreed to design PALISADE-1 in a manner substantially similar to the single-administration assessment Phase 2 public speaking challenge study of fasedienol, which involved self-administration of only a single dose of fasedienol by subjects randomized to the treatment arm. All subjects were given an anxiety-provoking public speaking challenge, conducted only in a clinical setting, and their change in a Subjective Units of Distress Scale (SUDS) score was determined.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2022, we announced top line results from PALISADE-1. Although the safety and tolerability of fasedienol in PALISADE-1 were favorable and consistent with previously reported results from previous clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the following hypotheses are potential explanations for the unexpected outcome in PALISADE-1: (i) the study was conducted during the acute phase of the COVID-19 pandemic, introducing significant systemic variability in terms of changing social dynamics, subject stress, study site and contract research organization (CRO) personnel turnover and mask wearing regulations; (ii) given the foregoing, the public speaking challenge study design may not have been scalable to a large Phase 3 study, particularly during the acute phase of the COVID-19 pandemic; and (iii) some subjects in the study may have had reduced potential to respond to fasedienol due to impaired olfactory cell function potentially caused by the COVID-19 virus, nasal swab testing for COVID-19, respiratory syncytial virus (RSV) or influenza, and/or heavy cannabis use, smoking or vaping.

PALISADE-2.   In October 2021, near the end of the acute phase of the COVID-19 pandemic, we initiated PALISADE-2, which involved the same clinic-based, single-administration assessment public speaking challenge study design and use of the SUDS as the primary efficacy endpoint as PALISADE-1. In July 2022, after receiving top line results from PALISADE-1, we paused recruitment and enrollment in PALISADE-2 to allow independent third-party biostatisticians to conduct an interim analysis of available data from subjects randomized in PALISADE-2 up to the date we paused the study. In September 2022, based on their review of unblinded data from the 140 subjects who had completed PALISADE-2, the independent third-party biostatisticians recommended that we continue PALISADE-2 as planned, without revealing the underlying data to us.

Although the results of the interim analysis of PALISADE-2 indicated that continuation of the study would not be futile, after considering the expense, time, and challenges associated with PALISADE-1, as well as the potential methodological complexities involved in resuming PALISADE-2, we closed the PALISADE-2 study. Topline results from the 140 subjects who completed PALISADE-2 are expected in the second half of 2023.

PALISADE Open Label Study.   The PALISADE Open Label Study (OLS) was a Phase 3, open-label safety trial designed to evaluate the safety and tolerability of multiple, as-needed administrations (up to four times a day) of fasedienol in adults with SAD. The PALISADE OLS also evaluated the change from baseline in monthly standard clinical measurements and various behavioral assessment scales in response to anxiety-provoking social situations in daily‑life after the administration of fasedienol. The final data set from PALISADE OLS demonstrates clinically meaningful functional improvement, as measured by the LSAS, and total LSAS scores, in both men and women, continued to decline in consecutive months during the study. In addition, long-term administration of fasedienol was well-tolerated, with no new safety findings or trends identified, regardless of the number of doses administered by each subject. Following the completion of PALISADE-1, we terminated the PALISADE OLS early, solely for strategic business reasons, and not due to any safety concerns with fasedienol.

FDA Feedback on Path Forward; FEARLESS Program.   In the first quarter of calendar 2023, we met with the FDA to discuss next steps in our Phase 3 development plan for fasedienol in SAD, which plan includes, among other things, conducting, on our own or  with collaborators, a multiple-assessment, randomized, double-blind, placebo-controlled Phase 3 study of fasedienol in adults in a real-world setting, using the Liebowitz Social Anxiety Scale (LSAS) as the primary efficacy outcome measure to evaluate the efficacy of fasedienol over time in patients with SAD to support a potential fasedienol New Drug Application (NDA). Positive feedback from the FDA at this meeting confirmed the acceptable use of the LSAS as a primary efficacy endpoint. Accordingly, we are positioned to finalize key components of FEARLESS, our potential NDA-enabling Phase 3 development program for fasedienol for treatment of SAD.

Unlike the PALISADE Phase 3 studies, which involved assessment of only a single, self- administered dose of fasedienol in a clinic-based public speaking challenge using the SUDS as the primary outcome measure, our FEARLESS program will assess multiple administrations of fasedienol, on a patient-tailored as-needed basis, up to six times per day, in a real-world setting over a multiple week period, with the LSAS as the primary efficacy endpoint, consistent with the FDA’s three precedent-setting approvals of antidepressants for treatment of SAD.

Exploratory Phase 2A Development for AjDA.    In January 2023, we completed our small exploratory Phase 2A clinical study of fasedienol designed to assess its therapeutic potential in adults experiencing adjustment disorder with anxiety (AjDA). Our small randomized, double-blind, placebo-controlled Phase 2A exploratory study in AjDA was aimed at exploring the pharmacological treatment of AjDA and evaluating the effects of a fixed dosing regimen of fasedienol, involving intranasal administration of 3.2 µg of fasedienol four times per day over four weeks. A total of 71 subjects were screened for the study, 41 were randomized, and 34 completed four weeks of treatment. The study, which was not designed to achieve statistical significance, did not demonstrate a clinically significant difference between fasedienol and placebo as measured on the clinician-rated Hamilton Anxiety Scale (HAM-A). Site variances and both a high drug response rate and high placebo response rate were observed, likely related to the various aspects of AjDA that make it challenging to study. Fixed dosing of fasedienol four times per day over four weeks appeared to be safe and well tolerated.

Despite the methodological challenges inherent in the exploratory Phase 2A study in AjDA, we believe fasedienol builds resilience against anxiety and reduces the cognitive and physical paralysis that occurs during moments of heightened anxiety and stressful situations. The AjDA study’s results may support an as-needed fasedienol dosing approach over time as the preferred mode of treatment.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Itruvone Nasal Spray

Itruvone (PH10) is an odorless, tasteless synthetic investigational pherine from the pregnane family with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone, which is administered as a nasal spray at microgram-level doses, is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to fasedienol, itruvone’s proposed MOA involves the regulation of the olfactory-amygdala neural circuits believed to increase activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Importantly, unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy, including both intravenous ketamine and intranasal ketamine (esketamine), we believe itruvone does not require systemic uptake and distribution of the compound to the brain to produce rapid-onset of antidepressant effects. In all clinical studies completed to date, itruvone has been well-tolerated and has not caused psychological side effects (such as dissociation and hallucinations) or other safety concerns that may be associated with ketamine-based therapy.

In January 2023, we launched a small U.S. single center, randomized, double-blinded, placebo-controlled Phase 1 study to investigate the safety and tolerability of itruvone in healthy adult subjects. The study was designed to confirm the favorable safety profile of itruvone established in three previous clinical studies conducted in Mexico, as well as facilitate our plans for Phase 2B development of itruvone in the U.S. as a fast-acting stand-alone treatment for MDD. In June 2023, we announced positive data from this study. There were no reported SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile.

The FDA has granted Fast Track designation for development of itruvone as a potential adjunctive treatment for MDD.

PH80 Nasal Spray

PH80 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for both vasomotor symptoms (hot flashes) due to menopause and migraine headaches. PH80, which is administered as a nasal spray at microgram-level doses, engages and activates chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that modulate neural circuits in the basal forebrain associated with the control of body temperature, as well as premonitory and aura symptoms of migraines. Results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A study of PH80 for the acute treatment of vasomotor symptoms (hot flashes) due to menopause demonstrated a statistically significant reduction in the daily number of menopausal hot flashes compared to placebo at the end of the first week of treatment (p<.001), and the improvement was maintained through each treatment week until the end of the four-week treatment period. We are currently preparing, on our own or with collaborators, to submit an U.S. IND for a Phase 2B clinical study of PH80 as a treatment for hot flashes due to menopause.

In addition, PH80 initiates neural impulses in the olfactory bulb transmitted by pathways that rapidly affect the function of multiple structures in the brain, including the amygdala and hypothalamus that have been linked to the pathology of migraine. Due to its MOA and a small proof of concept study, we believe PH80 may have therapeutic potential to relieve premonitory and aura symptoms of migraines.

PH15 Nasal Spray

PH15 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. Early functional MRI studies in human volunteers at Stanford University revealed that intranasal administration of PH15 induced rapid activation of brain areas related to cognition (Sobel et al, Brain, 1999). In a small double blind, placebo-controlled study Phase 2 study of human subjects who were sleep deprived to induce mental fatigue, intranasal PH15 showed rapid and significant improvement in cognitive and psychomotor performance and improvement of reaction time that was better than the effect of a placebo and 400 mg of oral caffeine. We are currently evaluating the path forward to submitting an U.S. IND for a Phase 2 clinical study, on our own or with collaborators, and the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray

PH284 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the path forward to submitting an U.S. IND for cachexia, on our own or with collaborators, and the appropriate patient populations for demonstrating increase in appetite and weight gain in a second Phase 2 study.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AV-101

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have antidepressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple CNS disorders. We are currently preparing for Phase 2A development of AV-101, on our own or with collaborators,  as a treatment for one or more neurological disorders involving the NMDAR receptor.  Multiple studies have shown AV-101 to be safe and well-tolerated, and a range of preclinical studies indicate potential in multiple indications, including levodopa-induced dyskinesia, neuropathic pain, seizures, MDD, and suicidal ideation.

The FDA has granted Fast Track designation for development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Acquisition of Pherin Pharmaceuticals, Inc.

On December 20, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) along with VTGN Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), Pherin Pharmaceuticals, Inc. (Pherin), and Kevin McCarthy in his capacity of Stockholder Representative, to acquire Pherin (the Pherin Acquisition). On February 2, 2023 (the Closing Date), we completed the Pherin Acquisition, and Pherin is now a wholly owned subsidiary of the Company. Immediately prior to the consummation of the Pherin Acquisition, each of Pherin’s directors and officers resigned, and no employees or other affiliates of Pherin on the Closing Date are serving or will serve in their previous roles or in any other capacity with Pherin or with us.

As consideration for the Pherin Acquisition, we (i) issued an aggregate of 413,670 unregistered shares of our common stock having a fair value of approximately $3,076,550 at issuance to the exchange agent for the Pherin Acquisition, which shares were to approximately 96.07% of Pherin stockholders eligible to receive common stock in exchange for their outstanding shares of Pherin common stock (the Stock Consideration), and (ii) paid to the exchange agent for the Pherin Acquisition, an aggregate of approximately $126,100 for the approximately 3.93% remaining Pherin stockholders who were not eligible to receive Stock Consideration in exchange for their outstanding shares of Pherin common stock (the Cash Consideration and, together with the Stock Consideration, the Merger Consideration). In addition to the Cash Consideration, we paid certain transaction related expenses specified under the terms of the Merger Agreement and other expenses associated with the registration of the shares underlying the Stock Consideration, aggregating $402,200. We have accounted for the Pherin Acquisition as an asset acquisition and the associated costs, including the fair value of the Stock Consideration, totaling approximately $3,559,400, were expensed as in-process research and development expense. We charged approximately $45,400 to additional paid-in-capital related to costs of registering the common stock underlying the Stock Consideration.

Subsidiaries

In addition to Pherin, as described above, Vistastem, Inc., a California corporation founded in 1998 (Vistastem), is also our wholly owned subsidiary. For the relevant periods, our Condensed Consolidated Financial Statements in this Annual Report on Form 10-K (Report) also include the accounts of Vistastem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

2.  Basis of Presentation and Going Concern

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the Company’s accounts, as well as those of Vistastem and, for the relevant periods, those of Pherin and of Vistastem’s two wholly owned inactive subsidiaries, Artemis and VistaStem Canada. All material intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared assuming that we will continue as a going concern.

As discussed more completely in Note 15, Subsequent Events, we completed a stockholder approved 1-for-30 reverse split of our issued and outstanding common stock effective on June 6, 2023 (the Reverse Split). All share and per share data for all periods presented in the accompanying financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Split.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a late-stage clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced negative cash flows from operations and recurring losses resulting in a deficit of $326.9 million accumulated from inception ( May 1998) through March 31, 2023. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of fasedienol, itruvone, AV-101, and the newly-acquired pherine product candidates.

Since our inception in May 1998 through March 31, 2023 we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $208.7 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in noncash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Recent Developments

We did not complete any capital-raising or other significant financing activities during our fiscal year ended March 31, 2023 (Fiscal 2023). During our fiscal year ended March 31, 2022 (Fiscal 2022), holders of outstanding warrants to purchase an aggregate of 243,293 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million. Additionally, in May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we may, at our option, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. During September and early October 2021, we sold an aggregate of 50,593 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023. As discussed more completely in Note 15, Subsequent Events, from June 12, 2023 through the date of this Report we sold an aggregate of 561,418 shares of our common stock and received approximately $1.15 million in gross proceeds under the ATM.

During our fiscal year ended March 31, 2021 (Fiscal 2021), we received approximately $119 million in net cash proceeds primarily from various public sales of our equity securities and $5.0 million gross proceeds from a strategic licensing and collaboration agreement (the AffaMed Agreement, discussed more completely in Note 11, Licensing, Sublicensing and Collaborative Agreements.) These earlier transactions continued to provide necessary capital resources and liquidity throughout Fiscal 2023, during which we also received approximately $167,500 in cash proceeds from the exercise of outstanding stock options and sales under our 2019 Employee Stock Purchase Plan (the 2019 ESPP).

We had cash and cash equivalents of approximately $16.6 million at March 31, 2023, which we do not believe will be sufficient to fund our planned operations for the twelve months following the issuance of these Consolidated Financial Statements, which raises substantial doubt regarding our ability to continue as a going concern. We are continuing to evaluate our cash resources as we prepare for the next steps in our late-stage development of fasedienol for the treatment of SAD, consider clinical and nonclinical requirements to advance Itruvone in potential Phase 2B development, on our own or with a collaborator, as a potential stand-alone rapid-onset treatment for MDD and finalize our Phase 1 study of AV-101 in combination with probenecid to facilitate potential exploratory Phase 2A development of AV-101. We are continuing to evaluate the potential implications for the conduct and timing of other clinical trials and strategies for the development and commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize our drug candidates.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the next twelve months, subject to availability of adequate working capital, we plan to (i) continue to advance our FEARLESS Phase 3 Program, on our own or with a collaborator, to develop and commercialize fasedienol as a new acute treatment of anxiety in adults with SAD, (ii) complete preparations, on our own or with a collaborator, for and initiate further Phase 2B clinical development of itruvone as a potential stand-alone treatment for MDD, (iii) complete IND-enabling activities, either on our own with a collaborator, for Phase 2B development of PH80, PH15 and PH284 and Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (iv) conduct various nonclinical studies involving each of our product candidates.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based capital and funding from non-dilutive sources, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that our current development and commercialization collaboration under the AffaMed Agreement or other potential strategic partnering collaborations will generate revenue from future potential milestone payments or otherwise. Further, on September 6, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. At March 6, 2023, the expiration of the initial 180-day period in which to regain compliance, we had not regained compliance with the minimum bid price requirement. Based on our written notification to Nasdaq of our intention to cure the deficiency by implementing a previously stockholder-authorized reverse stock split, if necessary, on March 7, 2023, Nasdaq granted us a second 180-day period, through September 5, 2023, in which to regain compliance. To regain compliance with the minimum bid price requirement, our common stock was required to have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. As a result of the Reverse Split, our common stock has maintained a closing bid price in excess of $1.00 since June 7, 2023. Although the Listing Qualifications Staff of Nasdaq advised us on June 22, 2023 that we regained compliance with the minimum bid price requirement of the Nasdaq Capital Market, there can be no assurance that our common stock will maintain a closing bid price sufficient to remain in compliance with the Minimum Bid Price Requirement or that we will maintain compliance with other continued listing standards for the Nasdaq Capital Market.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Offering Costs

Deferred offering costs include registration expenses related to our current S-3 Registration Statement (the Shelf Registration), which became effective on March 26, 2021, and expenses related to the Sales Agreement for the ATM (as described in Note 8, Capital Stock). These expenses consist primarily of legal, accounting, SEC filing fees, and, as appropriate, Nasdaq filing fees. Upon the completion or partial completion of an applicable equity offering, the deferred expenses are charged to additional paid-in capital. If there are any deferred offering costs remaining at the expiration of the Shelf Registration or the equity financing agreement, such costs are charged to expense. Upon termination of a financing agreement in June 2021, we expensed the remaining $232,100 of deferred offering costs associated with the agreement as a noncash component of our general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2022.

Revenue Recognition

The AffaMed Agreement, involving clinical development and commercialization of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related disorders, in Greater China, South Korea, and Southeast Asia, has been the basis of our reported revenue for both Fiscal 2023 and Fiscal 2022. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses are composed of both internal and external costs.  Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expenses consist primarily of costs associated with clinical and nonclinical development of fasedienol, itruvone and AV-101. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if, at acquisition, the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. We treated the Pherin Acquisition as an acquisition of assets for accounting purposes. Since, at the date of the acquisition, neither fasedienol, itruvone nor the other three pherines acquired had achieved regulatory approval and each required significant additional development and expense and were without alternative future use, we recorded the costs related to acquiring the assets as research and development expense in our Consolidated Statement of Operations and Comprehensive Loss for our fiscal year ended March 31, 2023.

Stock-Based Compensation

We recognize compensation cost for all stock-based awards to employees and non-employee consultants based on the grant date fair value of the award.  We record stock-based compensation expense over the period during which the employee or other grantee is required to perform services in exchange for the award, which generally represents the scheduled vesting period. We have not granted restricted stock awards to employees or consultants, nor do we have any awards with market or performance conditions. Noncash expense attributable to compensatory grants of our common stock to non-employees is determined by the quoted market price of the stock on the date of grant and is either recognized as fully-earned at the time of the grant or expensed ratably over the term of the related service agreement, depending on the terms of the specific agreement.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents. Our investment policies limit any such investments to short-term, low-risk instruments. We deposit cash and cash equivalents with financial institutions which are insured to the maximum of federal limitations. Balances in these accounts may exceed federally insured limits at times.

Fair Value Measurements

We do not use derivative instruments for hedging market risks or for trading or speculative purposes. When applicable, we follow the principles of fair value accounting as they relate to our financial assets and financial liabilities. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, rather than an entry price that represents the purchase price of an asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instrument’s complexity. The required fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described as follows:

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific financial instrument, then we estimate fair value by using pricing models, quoted prices of financial instruments with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to valuation, financial assets or liabilities are classified as Level 3 within the valuation hierarchy. Our only financial assets that are measured on a recurring basis at fair value were $5,010,800 and $65,094,900 held in money market funds and classified as cash equivalents at March 31, 2023 and 2022, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at March 31, 2023 or March 31, 2022.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized immediately in the Statement of Operations and Comprehensive Loss. At March 31, 2023 and 2022 all of our outstanding warrants were classified as equity.

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

As a result of our net loss for both years presented and the conversion of all series of our preferred stock prior to March 31, 2022, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss attributable to common stockholders per common share at March 31, 2023 and 2022 are as follows:

	At March 31,	At March 31,
	2023	2022

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	702,545	646,213

Outstanding warrants to purchase common stock	45,685	309,195
Total	748,230	955,408

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	March 31,	March 31,
	2023	2022

Clinical and nonclinical materials and contract services	$166,700	$2,139,600
Insurance	206,000	196,500
Receivable from CRO for cancelled project	-	337,900
Receivable from collaboration partner	274,700	-
All other	155,300	71,800
	$802,700	$2,745,800

The amount reported as receivable from CRO for cancelled project at March 31, 2022 represents the amount of prepayments on a cancelled project net of expenses incurred by the CRO prior to project cancellation and was refunded to us in July 2022. The amount reported as receivable from collaboration partner at March 31, 2023 represents payments we made to two CROs and another service provider for clinical trial services on behalf of our collaboration partner. At the date of this Report, our collaboration partner has reimbursed us for $174,700 of these amounts.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and Equipment, Net

Property and equipment, net is composed of the following:

	March 31,	March 31,
	2023	2022

Laboratory equipment	$1,234,800	$1,181,300
Tenant improvements	214,400	214,400
Office furniture and equipment	40,300	76,200
Manufacturing equipment	211,200	211,200
	1,700,700	1,683,100
Accumulated depreciation and amortization	(1,193,400)	(1,268,800)
Property and equipment, net	$507,300	$414,300

The amounts reported above for manufacturing equipment at March 31, 2023 and 2022 reflect the cost of certain process equipment acquired in connection with the manufacture of fasedienol drug product and placed in service at our CRO’s facilities in the fourth quarter of Fiscal 2021.

Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease at March 31, 2023 and 2022 are as follows:

	March 31,	March 31,
	2023	2022

Office equipment subject to financing lease	$10,600	$14,700
Accumulated depreciation	(2,000)	(14,700)
Net book value of office equipment subject to financing lease	$8,600	$-

The fully depreciated office equipment reported at March 31, 2022 was subject to a lease that expired in January 2022. That equipment was replaced subject to a new lease in April 2022. The new lease requires a monthly payment of approximately $200 through June 2027. Other than certain leased office equipment, none of our assets were subject to third party security interests at March 31, 2023 or 2022.

The following table summarizes depreciation and amortization expense attributable to owned and leased property and equipment for the fiscal years ended March 31, 2023 and 2022:

	Fiscal Years Ended March 31,
	2023	2022

Owned assets	$127,500	$151,200
Leased assets	2,000	2,300
Total depreciation and amortization	$129,500	$153,500

6.  Accrued Expenses

Accrued expenses are composed of the following:

	March 31,	March 31,
	2023	2022

Accrued expenses for clinical and nonclinical materials, development and contract services	$412,100	$1,070,800
Accrued compensation	337,200	66,200
Accrued professional services	38,100	159,500
All other	-	32,700
	$787,400	$1,329,200

In both periods, accrued expenses for clinical and nonclinical services includes accrued clinical trial expenses and other amounts accrued for contract manufacturing and product development services. Accrued compensation at March 31, 2023 includes an accrual of $300,000 representing an estimated liability associated with matters related to a terminated former employee.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Note Payable

The following table summarizes our outstanding note payable at March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total

3.88% Note payable to insurance premium financing company (current)	$105,300	$-	$105,300	$-	$-	$-

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

Series A Preferred Stock

In December 2011, our Board authorized the creation of a series of up to 500,000 shares of Series A Preferred, par value $0.001 (Series A Preferred).  Each restricted share of Series A Preferred was convertible at the option of the holder into one-twentieth (1/20) of one restricted share of our common stock.  The Series A Preferred ranked prior to the common stock for purposes of liquidation preference.

At March 31, 2021, there were 500,000 restricted shares of Series A Preferred outstanding, convertible into 25,000 shares of our common stock at the option of the holders. In November 2021, the custodial holder of the 500,000 outstanding shares of our Series A Preferred exercised its rights for conversion into common stock and we issued 25,000 unregistered shares of our common stock. In November 2022, the Company filed a Certificate of Withdrawal of the Relative Rights and Preferences of the Series A Convertible Preferred Stock with the Nevada Secretary of State and the Series A Preferred was retired.

Series B Preferred Stock

In July 2014, our Board authorized the creation of a class of Series B Preferred Stock, par value $0.001 (Series B Preferred). In May 2015, we filed a Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Preferred Stock (Series B Certificate of Designation) with the Nevada Secretary of State to designate 4.0 million shares of our authorized preferred stock as Series B Preferred.

Each share of Series B Preferred was convertible, at the option of the holder (Conversion), into one-thirtieth (1/30) of one share of our common stock. Approximately 2.4 million shares of Series B Preferred were converted into approximately 80,000 shares of our common stock following the completion of our underwritten public offering in May 2016, which occurred concurrently with and facilitated the listing of our common stock on the Nasdaq Capital Market.

Prior to Conversion, shares of Series B Preferred accrued in-kind dividends (payable only in unregistered shares of our common stock) at a rate of 10% per annum (Accrued Dividends).  The Accrued Dividends were payable on the date of a Conversion in that number of shares of common stock equal to the Accrued Dividends. At March 31, 2021, there remained 1,131,669 shares of Series B Preferred outstanding, which were exchangeable by the remaining holder by Conversion into 37,722 shares of our common stock, excluding shares of our common stock which would have been issued in payment of Accrued Dividends upon conversion. In November 2021, the custodial holder of the 1,131,669 outstanding shares of our Series B Preferred exercised its rights for conversion into common stock and we issued 37,722 shares of our common stock, of which 13,151 shares were registered and 24,571 were unregistered. From initial issuance in May 2015 through the time of conversion in November 2021, the remaining Series B Preferred shares had accrued dividends aggregating $7,217,800 and, in accordance with the terms of the Series B Certificate of Designation, we issued 109,860 shares of our unregistered common stock in payment of the Accrued Dividends. We recognized a deduction from net loss of $945,100 related to Accrued Dividends on the outstanding Series B Preferred for the period of April 2021 through November 2021 in arriving at net loss attributable to common stockholders in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended March 31, 2022. In November 2022, the Company filed a Certificate of Withdrawal of the Relative Rights and Preferences of the Series B 10% Preferred Stock with the Nevada Secretary of State and the Series B Preferred was retired.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

In January 2016, our Board authorized the creation of, and we filed a Certificate of Designation of the Relative Rights and Preferences of, the Series C Convertible Preferred Stock of Vistagen Therapeutics, Inc. (the Series C Preferred Certificate of Designation) with the Nevada Secretary of State to designate 3.0 million shares of our preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (Series C Preferred).

Each share of Series C Preferred was convertible, at the option of the holder into one-thirtieth (1/30) of one share of our common stock. At March 31, 2021, one custodial holder held all 2,318,012 outstanding shares of Series C Preferred. In October 2021, the custodial holder of 2,318,012 outstanding shares of our Series C Preferred exercised its rights for conversion into common stock and we issued 77,267 unregistered shares of our common stock. In November 2022, the Company filed a Certificate of Withdrawal of the Relative Rights and Preferences of the Series C Convertible Preferred Stock with the Nevada Secretary of State and the Series C Preferred was retired.

Series D Preferred Stock

On December 17, 2020, in connection with the a public offering of our equity securities, our Board authorized the creation of a series of up to 2,000,000 shares of Series D Preferred Stock, par value $0.001 (Series D Preferred), which became effective with the filing of a Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (Series D Certificate of Designation) with the Nevada Secretary of State on December 21, 2020.

Each share of our Series D Preferred was initially convertible into approximately 0.7667 (23/30) of one share of our common stock at any time at the option of the holder, provided that, the Series D Preferred was not convertible prior to the date on which we received approval from our stockholders to increase the total authorized shares of our common stock by at least an amount necessary to reserve shares sufficient to satisfy our conversion obligations in respect of the Series D Preferred and an amendment to our Restated and Amended Articles of Incorporation reflecting such increase became effective (the Approval Date). We obtained such approval from our stockholders at a special meeting of stockholders held on March 5, 2021. Between March 12, 2021 and March 31, 2021, holders of an aggregate of 1,597,851 shares of Series D Preferred converted such shares into 1,225,019 registered shares of our common stock. At March 31, 2021, there were 402,149 shares of Series D Preferred outstanding, which were convertible into 308,314 shares of our common stock. During April 2021, the remaining investors in the December 2020 public offering converted their 402,149 outstanding shares of Series D Preferred into an aggregate of 308,314 registered shares of our common stock. In November 2022, the Company filed a Certificate of Withdrawal of the Relative Rights and Preferences of the Series D Convertible Preferred Stock with the Nevada Secretary of State and the Series D Preferred was retired.

At March 31, 2022 and 2023, and through the date of this Report, we have 10 million shares of preferred stock authorized and no preferred shares outstanding.

Financing Transactions

We did not complete any financing transactions during Fiscal 2023. We initiated the Open Market Sales Agreement, as described below, during Fiscal 2022.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In transactions occurring during September 2021 and on October 1, 2021, we sold an aggregate of 50,593 shares of our common stock and received gross cash proceeds of approximately $4.45 million under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023. Refer to Note 15, Subsequent Events, for information regarding additional sales of our common stock under the ATM after March 31, 2023. We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and March 31, 2023, we incurred legal fees and accounting expenses aggregating approximately $450,300 in connection with the Sales Agreement, of which approximately $16,400 had been amortized to Additional Paid-in Capital during Fiscal 2022 and none in Fiscal 2023. The Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises and Employee Stock Purchase Plan Purchases

During Fiscal 2023, holders of outstanding stock options, including members of management, exercised such options to purchase an aggregate of 9,533 shares of our common stock at a weighted average exercise price of $18.30 per share and we received cash proceeds of $104,400. Certain of the options were exercised on a net exercise basis as permitted by the option plans and we issued an aggregate of 7,346 shares of our common stock pursuant to the exercises. During Fiscal 2022, holders of outstanding stock options, including members of management, exercised such options to purchase an aggregate of 11,873 shares of our common stock at a weighted average exercise price of $24.30 per share and we received cash proceeds of $140,000. Certain of the exercises were on a net exercise basis and we issued an aggregate of 10,223 shares of our common stock pursuant to the exercises. On June 30, 2022 and December 30, 2022, participants in our 2019 ESPP completed purchase periods pursuant to which we issued 2,500 shares and 2,667 shares of our registered common stock and received proceeds of $56,100 and $7,000, respectively. On June 30, 2021 and December 31, 2021, participants in our 2019 ESPP completed purchase periods pursuant to which we issued 542 shares and 1,365 shares of our common stock and received proceeds of $31,600 and $67,800, respectively.

Warrant Exercises, Expirations and Modifications

There were no warrant exercises during Fiscal 2023; however, warrants to purchase 263,510 shares of our common stock at a weighted average exercise price of $48.94 per share expired unexercised during Fiscal 2023. During Fiscal 2022, holders of outstanding warrants to purchase an aggregate of 243,293 shares of our common stock exercised such warrants, and we received cash proceeds of approximately $6.2 million.

On December 5, 2022, our Board modified outstanding warrants to purchase an aggregate of 33,333 registered shares of our common stock exercisable at $15.00 per share that were due to expire on December 9, 2022 to extend the exercisability of such warrants for a period of two years. No other term of the warrants, including exercise price, was modified. We calculated the fair value of the modified warrants immediately before and after the modification using the Black Scholes Option Pricing Model and the assumptions indicated in the table below. We recognized the incremental fair value, $77,400, as a component of general and administrative expense in our Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended March 31, 2023 and as an increase in additional paid-in capital in our Consolidated Statements of Changes in Stockholders’ Equity for the same period.

Assumption:	Pre-modification	Post-modification
Market price per share	$3.74	$3.74
Exercise price per share	$15.00	$15.00
Risk-free interest rate	3.93%	4.41%
Remaining contractual term in years	0.011	2.012
Volatility	65.60%	175.27%
Dividend rate	0.0%	0.0%

Number of warrant shares	33,333	33.333
Weighted average fair value per share	$0.00	$2.40

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding and exercisable warrants to purchase shares of our common stock as of March 31, 2023.  The weighted average exercise price of outstanding and exercisable warrants at March 31, 2023 was $16.87 per share.

Exercise		Warrants Outstanding
Price	Expiration	and Exercisable at
per Share	Date	March 31, 2023

$15.00	12/9/2024	33,333
$21.90	7/25/2025	12,352
		45,685

At March 31, 2023, all shares of common stock underlying the outstanding warrants have been registered for resale by the warrant holders. No outstanding warrant is subject to any down round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Reserved Shares

At March 31, 2023, we have reserved shares of our common stock for future issuance as follows:

Pursuant to warrants to purchase common stock:
Subject to outstanding warrants	45,685

Pursuant to stock incentive plans:
Subject to outstanding options under the Amended and Restated 2016 Stock Incentive Plan and the Amended and Restated 2019 Omnibus Equity Incentive Plan	702,545
Available for future grants under the Amended and Restated 2019 Omnibus Equity Incentive Plan	179,260
Available for future issuance under the 2019 Employee Stock Purchase Plan	24,322
906,127
Reserved for issuance under the Sales Agreement	858,498
Total	1,810,310

At March 31, 2023, we have 315,878,808 authorized shares of our common stock not subject to reserves and available for future issuance.

9.  Research and Development Expenses

We recorded research and development expenses of approximately $44.4 million and $35.4 million in Fiscal 2023 and Fiscal 2022, respectively, including approximately $4.6 million and $1.5 million of noncash expense in Fiscal 2023 and Fiscal 2022, respectively, including stock-based compensation and depreciation expense in both periods and, in Fiscal 2023, approximately $3.1 million representing the fair market value of our common stock issued in the Pherin Acquisition. Research and development expense is composed of employee compensation expenses, including stock–based compensation, both internal and external direct project expenses, notably including costs related to our various clinical trials of fasedienol and itruvone and other preclinical and nonclinical projects for fasedienol, itruvone and AV-101 in both years.

10.  Income Taxes

The provision for income taxes for the periods presented in the Consolidated Statements of Operations and Comprehensive Loss represents minimum California franchise tax, North Carolina and Utah income tax.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Fiscal Years Ended March 31,
	2023	2022

Computed expected tax benefit	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.00%	0.01%
Tax effect of warrant modifications	0.03%	0.00%
Tax effect of research and development credits	(0.78%	(0.73%
Tax effect of stock compensation	0.50%	0.59%
Tax effect of other non-deductible items	1.27%	0.11%
Expired net operating loss carryforwards	0.17%	0.74%
Change in valuation allowance (federal only)	18.57%	20.40%
All other	1.24%	0.00%
Income tax expense	0.00%	0.12%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryovers	$43,602,800	$41,924,800
Basis differences in property and equipment	-	47,000
Research and development credit carryforwards	3,591,100	3,032,800
Stock based compensation	2,985,600	3,469,300
Operating lease Right-of-Use asset	73,200	79,700
Capitalized research and development costs	8,214,700	-
Deferred revenue	642,500	-
Accruals and reserves	146,300	66,700
Total deferred tax assets	59,256,100	48,620,300
Valuation allowance	(59,251,300)	(48,620,300)
Total deferred tax assets net of valuation allowance	4,800	-
Deferred tax liabilities:
Basis differences in property and equipment	(4,800)	-
Total deferred tax liabilities	(4,800)	-
Net deferred tax asset (liability)	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10,631,000 and $8,743,700 during the fiscal years ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $191,935,600. Federal net operating loss carryforwards of approximately $84,111,700 generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2024 through March 31, 2038. Federal net operating loss carryforwards of approximately $107,823,900 generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2023, we had state net operating loss carryforwards of approximately $65,195,200, which will expire in fiscal years ending in 2029 through 2043. We also have federal and state research and development tax credit carryforwards of approximately $3,495,500 and $1,636,200, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct research and development costs. Instead, these costs must be capitalized and amortized over a period of five years for domestic activity and a period of 15 years for foreign activity. As a result, we capitalized research and development costs of approximately $42,755,300 for tax purposes for the year ended March 31, 2023.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). The Company evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on its tax provision.

On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspended the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. However, on February 9, 2022, California Senate Bill 113 (SB 113) was signed into law and removed the limitation on the net operating losses and credits for the 2022 year and allows, after taxable years beginning on or after January 1, 2022, the ability to utilize net operating losses and credits. These changes did not result in a significant impact on the value of the Company's deferred tax assets.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. We have not performed a change in ownership analysis since our inception in 1998 and accordingly some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.

We file income tax returns in the U.S. federal, and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2004 through 2023 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

Uncertain Tax Positions

Our unrecognized tax benefits at March 31, 2023 and 2022 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2023 and 2022 is $1,283,000 and $1,088,100, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits.

	Fiscal Years Ended March 31,
	2023	2022

Unrecognized benefit - beginning of period	$1,088,100	$931,900
Current period tax position increases	194,900	156,200
Unrecognized benefit - end of period	$1,283,000	$1,088,100

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2023 or 2022. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.

11.  Licensing, Sublicensing and Collaborative Agreements

Fasedienol Sublicense Agreement with EverInsight Therapeutics, Inc. (now AffaMed Therapeutics, Inc.)

On June 24, 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc. (EverInsight). Subsequent to entering into the agreement with EverInsight, in October 2020, EverInsight merged with AffaMed Therapeutics, Inc., which as a combined entity is focusing on developing and commercializing therapeutics to address ophthalmologic and CNS disorders in Greater China (which includes Mainland China, Hong Kong, Macau and Taiwan) and beyond. Accordingly, we are now referring to EverInsight as AffaMed and the agreement originally entered into with EverInsight as the AffaMed Agreement. Under the AffaMed Agreement, we granted AffaMed an exclusive license to develop and commercialize fasedienol for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world.

Under the terms of the AffaMed Agreement, AffaMed is responsible for all costs related to developing, obtaining regulatory approval of, and commercializing fasedienol for treatment of SAD, and potentially other anxiety-related indications, in the Territory. A joint development committee has been established between AffaMed and us to coordinate and review the development and commercialization plans with respect to fasedienol in the Territory.

We are responsible for pursuing clinical development and regulatory submissions of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. AffaMed will participate in the Phase 3 global clinical trial of fasedienol and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of the global trial. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the AffaMed Agreement, AffaMed paid us a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

We have determined that we have one combined performance obligation for the license to develop and commercialize fasedienol in the Territory and related development and regulatory services. In addition, AffaMed has an option that will create manufacturing obligations for us during development upon exercise by AffaMed. This option for manufacturing services was evaluated and determined not to include a material right.

Development and commercialization milestones were not considered probable at inception and therefore were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the sublicense of fasedienol. Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation under the arrangement. The performance period or measure of progress was estimated at the inception of the arrangement and is re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Due to the failure of PALISADE-1 to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for PH94B, at September 30, 2022, we estimated that our performance obligation under the AffaMed Agreement will be completed in mid-calendar 2027 rather than mid-calendar 2024. We have not subsequently revised our estimate, however, we will further adjust our estimates, as necessary, in subsequent periods as we obtain additional information on which to base our projections, including our ability to finance future clinical trials and satisfy other NDA-enabling requirements and/or our prospects for partnering future development of fasedienol in SAD with other entities. As described in Note 3, Summary of Significant Accounting Policies, as a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment for the quarter ending September 30, 2022 pursuant to which we derecognized $892,600 of previously recognized revenue, resulting in a $227,300 net derecognition of income for Fiscal 2023. Following the cumulative catch-up adjustment and subsequent amortization, through March 31, 2023, we have recognized an aggregate of $1,971,100 in revenue under the AffaMed Agreement. We recognized $1,108,900 as revenue during Fiscal 2022. At March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation (deferred revenue) is $3,028,900 which will be recognized as revenue as our performance obligation is completed.

The following table presents changes in our contract liabilities for Fiscal 2022 and Fiscal 2023:

		Revenue
	Balance at	Recognition		Balance at
	March 31, 2021	Amortization	Derecognition	March 31, 2022

Deferred revenue - current portion	$1,420,200	$(176,200)	$-	$1,244,000
Deferred revenue - non-current portion	2,490,300	(932,700)	-	1,557,600
Total	$3,910,500	$(1,108,900)	$-	$2,801,600

		Revenue
	Balance at	Recognition		Balance at
	March 31, 2022	Amortization	Derecognition	March 31, 2023

Deferred revenue - current portion	$1,244,000	$(665,300)	$135,600	$714,300
Deferred revenue - non-current portion	1,557,600	-	757,000	2,314,600
Total	$2,801,600	$(665,300)	$892,600	$3,028,900

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our fasedienol license from Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 7,788 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were capitalized as deferred contract acquisition costs in our Consolidated Balance Sheet. Similar to the related deferred revenue, capitalized contract acquisition costs are amortized over the periods during which we expect to satisfy the performance obligation under the AffaMed Agreement. As with deferred revenue, we recorded a cumulative catch-up adjustment in September 2022 pursuant to which we reversed $83,900 of previously recognized contract acquisition cost expense related to the reassessment of the timeline for satisfying our performance obligation. Accordingly, amortization expense of approximately ($21,400) and $104,100 has been included in general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Loss for Fiscal 2023 and Fiscal 2022, respectively. There has been no impairment loss in relation to the costs capitalized.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of the expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.

License Agreements with Pherin Pharmaceuticals, Inc. (Pherin)

In September 2018, we issued 54,348 shares of our unregistered common stock having a fair market value of $2,250,000 to Pherin to acquire an exclusive worldwide license to develop and commercialize fasedienol for social anxiety disorder and an option to acquire a similar license for itruvone for MDD. In October 2018, we exercised our option to acquire an exclusive worldwide license to develop and commercialize itruvone by issuing an additional 30,864 shares of our unregistered common stock having a fair market value of $2,000,000 to Pherin under the terms of the itruvone license agreement. Under the terms of the fasedienol and itruvone license agreements, we were obligated to make additional cash payments and pay royalties to Pherin in the event that certain regulatory and performance-based milestones and commercial sales are achieved. As a result of the Pherin Acquisition, we are no longer obligated to pay such milestone or royalty payments.

12.  Stock Option Plans, Employee Stock Purchase Plan, and 401(k) Plan

At March 31, 2023, we have the following stock-based compensation plans, which are described below:

●	Amended and Restated 2016 Stock Incentive Plan (the 2016 Plan); and
●	Amended and Restated 2019 Omnibus Equity Incentive Plan (the Amended 2019 Plan)

Description of the 2016 Plan

Our Board unanimously approved the Company’s Amended and Restated 2016 Stock Incentive Plan, formerly titled the 2008 Stock Incentive Plan (the 2016 Plan), on July 26, 2016, and the 2016 Plan was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. A total of 333,333 shares of our common stock were authorized for issuance under the 2016 Plan, of which options to purchase 215,773 shares remain outstanding at March 31, 2023. Upon the adoption of our 2019 Plan, no further grants were permissible under the 2016 Plan and 46,280 authorized shares were transferred to the 2019 Plan and became issuable therefrom. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

Description of the Amended 2019 Plan

Our Board approved the Vistagen Therapeutics, Inc. 2019 Omnibus Equity Incentive Plan (the 2019 Plan) on May 27, 2019, and our stockholders adopted it and ratified all previously issued grants on September 5, 2019. On June 28, 2021 our Board approved and at our Annual Meeting of Stockholders on September 17, 2021, our stockholders approved certain amendments to the 2019 Plan (Amended 2019 Plan). The principal features of the Amended 2019 Plan are summarized below.

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

Plan Administration

The Amended 2019 Plan is administered by the Compensation Committee of the Board (the Committee). The Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The Committee may delegate its authority to the extent permitted by applicable law.

The Committee sets stock option exercise prices and terms, except that stock options must be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. The Committee may grant either incentive stock options, which must comply with Section 422 of the Code, or nonqualified stock options. At the time of grant, the Committee determines the terms and conditions of stock options, including the quantity, exercise price, vesting periods, term (which cannot exceed ten years) and other conditions on exercise.

The Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the Amended 2019 Plan or as a freestanding award. Upon exercise, SARs entitle the holder to receive payment per share in stock or cash, or in a combination of stock and cash, equal to the excess of the share’s fair market value on the date of exercise over the grant price of the SAR.

The Committee may also grant awards of restricted stock, which are shares of common stock subject to specified restrictions, and restricted stock units, which represent the right to receive shares of the common stock in the future. These awards may be made subject to repurchase, forfeiture or vesting restrictions at the Committee’s discretion. The restrictions may be based on continuous service with the Company or the attainment of specified performance goals, as determined by the Committee. Stock units may be paid in stock or cash or a combination of stock and cash, as determined by the Committee.

The Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2023, the Committee has not granted any performance awards.

Authorized Shares

A total of 250,000 shares of our common stock was initially authorized for issuance under the 2019 Plan. Upon approval of the Amended 2019 Plan by our stockholders, a total of 600,000 shares of our common stock became available for issuance under the Amended 2019 Plan.

In the event any award under the Amended 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the Amended 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the Amended 2019 Plan.

Vesting

No more than 25% of any equity-based awards granted under the Amended 2019 Plan may vest on the grant date of such award. The Board believes this requirement provides the Company the necessary flexibility to issue Awards that will both attract new talent, particularly as the Company advances its clinical development plans for its drug candidates, and provide incentives sufficient to retain the Company’s existing employees and directors.

This requirement does not apply to (i) substitute awards resulting from acquisitions or (ii) shares delivered in lieu of fully vested cash awards. In addition, the minimum vesting requirement does not apply to the Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, death, disability or a change in control, in the terms of the award or otherwise. Awards are not transferable other than by will or the laws of descent and distribution, except that in certain instances transfers may be made to or for the benefit of designated family members of the participant for no consideration.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Repricing

The Amended 2019 Plan does not permit repricing of outstanding stock options.

Change of Control

In the event of a change in control of the Company, the Committee may accelerate the time period relating to the exercise of any outstanding Award, including stock options or restricted stock units. In addition, the Committee may take other action, including (a) providing for the purchase of any award for an amount of cash or other property that could have been received upon the exercise of such award had the award been currently exercisable, (b) subject to certain limitations, adjusting the terms of the award in a manner determined by the Committee to reflect the change in control, or (c) causing an award to be assumed, or new rights substituted therefor, by another entity with appropriate adjustments to be made regarding the number and kind of shares and exercise prices of the award. “Change in Control” is defined under the Amended 2019 Plan and requires consummation of the applicable transaction.

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

During Fiscal 2023, we granted from the Amended 2019 Plan options to purchase an aggregate of 143,900 shares of our common stock at exercise prices equal to the closing market price of our common stock on each respective grant date, including:

●

Options to purchase 96,667 shares granted to all of our employees except executive officers and members of our Board in November 2022, at an exercise price of $4.4370 per share. The options vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years;

●

Options to purchase 33,900 shares granted to newly hired employees at exercise prices ranging from $3.57 per share to $45.30 per share. Options granted to new employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years;

●	Options to purchase 13,333 shares granted to consultants, which options vested 25% on the grant date and ratably monthly over the next twelve months.

During Fiscal 2022, we granted from the Amended 2019 Plan options to purchase an aggregate of 173,500 shares of our common stock at exercise prices equal to or above the closing market price of our common stock on each respective grant date, including:

●

Options to purchase 136,333 shares of our common stock granted to our officers and employees, of which options to purchase 55,000 shares were granted to newly-hired employees upon commencement of their employment. Options granted to newly-hired employees vest 25% on the first anniversary of the grant date with the remaining shares vesting ratably monthly over the next three years. General option grants to employees in March 2022, aggregating options to purchase 81,333 shares, including to employees who may have received new-hire grants earlier in Fiscal 2022, vest 25% upon grant with the remaining shares vesting ratably over two years;

●

Options to purchase 24,167 shares of our common stock granted to the independent members of our Board, of which 7,500 were granted to three newly appointed independent members. Options granted to independent Board members vest ratably over one year following the respective grant dates;

●

Options to purchase 13,000 shares of our common stock granted to certain consultants, which options were vested 25% upon grant with the balance generally vesting over one to two years following the grant date.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 12, 2022, the Committee modified outstanding options to purchase an aggregate of 44,071shares of our common stock exercisable at prices between $11.94 per share and $53.10 per share previously granted to a terminated employee and otherwise set to expire on September 13, 2022, to extend the exercisability of such options for a period of 90 days. No other term of the options, including exercise price, was modified. We calculated the fair value of the modified options immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $108,600, as a component of research and development stock compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for Fiscal 2023.

Assumption:	Pre-modification	Post-modification
Market price per share	$6.156	$6.156
Exercise price per share	$38.10	$38.10
Risk-free interest rate	2.62%	3.17%
Remaining contractual term in years	0.003	0.249
Volatility	138.31%	412.67%
Dividend rate	0.0%	0.0%

Number of option shares	44,071	44,071
Weighted average fair value per share	$0.00	$2.46

On December 12, 2022, the Committee again modified the options to extend the exercisability of such options through March 31, 2023. No other term of the options was modified. We calculated the fair value of the modified options immediately before and after the modification using the Black Scholes Option Pricing Model and the weighted average assumptions indicated in the table below. We recognized the incremental fair value, $100, as a component of research and development stock compensation expense in our Consolidated Statement of Operations and Comprehensive Loss for Fiscal 2023, bringing the aggregate modification expense for these options to $108,700 for Fiscal 2023.

Assumption:	Pre-modification	Post-modification
Market price per share	$3.57	$3.57
Exercise price per share	$38.10	$38.10
Risk-free interest rate	3.86%	4.38%
Remaining contractual term in years	0.0	0.299
Volatility	92.75%	99.54%
Dividend rate	0.0%	0.0%

Number of option shares	44,071	44,071
Weighted average fair value per share	$0.00	$0.002

The following table summarizes stock-based compensation expense related to option grants to our officers, independent directors, consultants and service providers included in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2023 and 2022, including the effect of the option modifications described above.

	Fiscal Years Ended March 31,
	2023	2022

Research and development expense	$1,364,800	$1,457,600
General and administrative expense	1,971,600	2,023,100
Total stock-based compensation expense	$3,336,400	$3,480,700

Expense amounts reported above include $37,000 and $47,000 in research and development expense for the fiscal years ended March 31, 2023 and 2022, respectively, and $14,500 and $19,500 in general and administrative expense for the fiscal years ended March 31, 2023 and 2022, respectively, attributable to our 2019 Employee Stock Purchase Plan (the 2019 ESPP), described below.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We used the Black-Scholes Option Pricing model with the following weighted average assumptions to determine stock-based compensation expense related to option grants during the fiscal years ended March 31, 2023 and 2022:

	Fiscal Years Ended March 31,
	2023	2022
	(weighted average)	(weighted average)
Exercise price	$10.20	$53.40
Market price on date of grant	$10.20	$53.40
Risk-free interest rate	3.55%	1.42%
Expected term (years)	6.03	5.60
Volatility	158.03%	80.27%
Expected dividend yield	0.00%	0.00%

Fair value per share at grant date	$8.10	$36.00

The expected term of options represents the period that our stock-based compensation awards are expected to be outstanding. We have calculated the weighted-average expected term of the options using the simplified method as prescribed by Securities and Exchange Commission Staff Accounting Bulletins No. 107 and No. 110 (SAB No. 107 and 110). The utilization of SAB No. 107 and 110 is based on the minimal number of relevant historical option exercises and lack of other meaningful historical data due to the relatively limited period during which our stock has been publicly traded with significant volume on a major exchange and the historical lack of liquidity in freely tradable shares of our common stock. Those factors also informed our decision to utilize the historical volatilities of a peer group of public companies’ stock over the expected term of the option in determining our expected volatility assumptions as we do not believe that the historical volatility of our common stock will be indicative of its future performance. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as we have not paid any dividends and do not anticipate paying dividends in the near future. We recognize the effect of forfeitures as they occur.

The following table summarizes stock option activity for the fiscal years ended March 31, 2023 and 2022 under the Amended 2019 Plan and the 2016 Plan:

	Fiscal Years Ended March 31,
	2023		2022

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of period	646,213	$44.10	487,936	$40.20
Options granted	143,900	$10.20	173,500	$53.40
Options exercised	(9,533)	$18.30	(11,873)	$24.30
Options forfeited	(32,660)	$42.30	(3,333)	$59.70
Options expired	(45,374)	$40.80	(17)	$240.00

Options outstanding at end of period	702,545	$37.80	646,213	$44.10
Options exercisable at end of period	496,257	$42.00	452,309	$39.60

Weighted average grant-date fair value of options granted during the period		$8.10		$36.00

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on stock options outstanding and exercisable under the Amended 2019 Plan and the 2016 Plan as of March 31, 2022:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Exercise			Number	Years until	Exercise	Number	Exercise
Price			Outstanding	Expiration	Price	Exercisable	Price

$ 3.57	to	$12.30	151,773	8.96	$6.47	43,710	$11.24
$12.60	to	$36.30	128,521	6.06	$29.35	117,097	$29.41
$38.10	to	$41.10	130,833	8.26	$40.40	93,042	$40.31
$42.30	to	$51.00	147,833	4.95	$44.74	144,500	$44.72
$52.50	to	$277.50	143,585	7.89	$68.76	97,908	$68.34

			702,545	7.24	$37.76	496,257	$41.99

At March 31, 2023, there were 179,260 registered shares of our common stock remaining available for grant under the Amended 2019 Plan.

Aggregate intrinsic value is the sum of the amount by which the fair value of the underlying common stock exceeds the aggregate exercise price of the outstanding options (in-the-money-options). Based on the $3.74 per share quoted closing market price of our common stock on March 31, 2023, there was approximately $4,800 of intrinsic value in our outstanding options at that date.

As of March 31, 2023, there was approximately $3,775,500 of unrecognized compensation cost related to non-vested stock-based compensation awards from the Amended 2019 Plan and the 2016 Plan, which cost is expected to be recognized through May 2025.

2019 Employee Stock Purchase Plan

Our Board approved the Vistagen Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the 2019 ESPP) on June 13, 2019. Our stockholders approved the 2019 ESPP at our annual meeting on September 5, 2019. The principal terms of our 2019 ESPP are summarized below.

The 2019 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. The Committee also administers the 2019 ESPP. The Committee has authority to construe, interpret and apply the terms of the 2019 ESPP. As approved by our stockholders, a maximum of 33,333 shares of our common stock may be purchased under the 2019 ESPP.

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

Each participant’s payroll deductions under the 2019 ESPP will be credited to a liability account in his or her name under the 2019 ESPP. The aggregate liability for participant payroll deductions at March 31, 2023 and 2022 was $17,400 and $66,200, respectively, which amounts are included in accrued expenses in the accompanying Consolidated Balance Sheet at those dates.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our 2019 ESPP became effective on January 1, 2020 and will continue in effect until the earlier of such time as all of the shares of the Company’s common stock subject to the 2019 ESPP have been sold or December 31, 2030, unless terminated earlier by the Board. During Fiscal 2023, employees purchased an aggregate of 5,167 shares of our common stock under the 2019 ESPP and we received proceeds of $63,100. During Fiscal 2022, employees purchased an aggregate of 1,907 shares of our common stock and we received proceeds of $99,500.

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

13.  Related Party Transactions

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with FitzPatrick & Co LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board, is the Managing Director, to provide corporate development and public relations advisory services. We recorded expense of $45,000 during the quarter ended March 31, 2022 related to this agreement, all of which was included in accounts payable at that date. The agreement continued throughout Fiscal 2023, during which we recorded general and administrative expense of $165,000, including an accrued expense of $10,000 at March 31, 2023. In June 2023, we extended the agreement through December 31, 2023.

On November 11, 2022, Ann Cunningham resigned as our Chief Commercial Officer, but remains a member of our Board. Following Ms. Cunningham’s resignation as Chief Commercial Officer, i3 Strategy Partners, a consulting firm for which Ms. Cunningham is the Managing Partner, began providing certain advisory services to us pursuant to a consulting agreement. The initial term of the consulting agreement will end on March 31, 2024, and, pursuant to the agreement, i3 Strategy Partners received a fee of $120,000 for the period from the effective date of the agreement through March 31, 2023 and will receive $10,000 per month thereafter through the end of the consulting agreement’s initial term. The payment of $120,000 was completed during our fiscal quarter ended December 31, 2022 and we recorded that amount as general and administrative expense during Fiscal 2023. In June 2023, we extended the agreement through December 31, 2023.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2022, Mark Smith resigned as our Chief Medical Officer. Following his departure, Dr. Smith serves as a member of our Clinical and Regulatory Advisory Board and provides consulting services to us regarding the development of our product candidates pursuant to a consulting agreement. Under the terms of the consulting agreement, Dr. Smith was paid $50,000 prior to December 31, 2022, and will receive $10,000 per month through the contract term ending December 31, 2023. We recorded $80,000 as research and development expense during Fiscal 2023, including $10,000 as accounts payable at March 31, 2023 pursuant to the consulting agreement.

During the quarter ended December 31, 2021, we entered into a consulting agreement with Joanne Curley, another independent member of our Board, to assist us in developing a phase-appropriate research and development human resources staffing plan to support our development of fasedione, itruvone and AV-101. We recorded expense of $6,800 during the quarter ended December 31, 2021 related to this agreement and an accounts payable balance of $1,800 at December 31, 2021, which was settled in the fourth quarter of Fiscal 2022.

14.  Commitments, Contingencies, Guarantees and Indemnifications

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any claims made or other legal matters that will have a material adverse effect on our consolidated financial position, results of operations or our cash flows.

We indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We will indemnify the officers or directors against any and all expenses incurred by the officers or directors because of their status as one of our directors or executive officers to the fullest extent permitted by Nevada law. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We have a director and officer insurance policy which limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, there are no liabilities recorded for these agreements at March 31, 2023 or 2022.

In the normal course of business, we provide indemnifications of varying scopes under agreements with other companies, typically clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of our product candidates or with any U.S. patents or any copyright or other intellectual property infringement claims by any third party with respect to our product candidates. The terms of these indemnification agreements are generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. We maintain liability insurance coverage that limits our exposure. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements at March 31, 2023 or 2022.

Leases

Financing Lease

Assets subject to financing lease obligations at March 31, 2023 and 2022 that are included in property and equipment are reflected in the table below:

	March 31,	March 31,
	2023	2022

Office equipment subject to financing lease	$10,600	$14,700
Accumulated depreciation	(2,000)	(14,700)
Net book value of office equipment subject to financing lease	$8,600	$-

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fully depreciated office equipment reported at March 31, 2022 was subject to a lease that expired in January 2022. That equipment was replaced subject to a new lease in April 2022. Future minimum lease payments under the new financing lease are as follows:

Fiscal Year Ending March 31,
2024	$2,900
2025	2,900
2026	2,900
2027	2,900
2028	600
Future minimum lease payments	12,200
Less imputed interest included in minimum lease payments	(3,100)
Present value of minimum lease payments	9,100
Less current portion	(1,700)
Financing lease obligation - non-current portion	$7,400

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

The following table summarizes the presentation of the operating lease in our Consolidated Balance Sheets at March 31, 2023 and 2022:

	As of March 31, 2023	As of March 31, 2022
Assets
Right-of-use asset – operating lease	$2,260,300	$2,662,000

Liabilities
Current operating lease obligation	$485,600	$433,300
Non-current operating lease obligation	2,119,800	2,605,400
Total operating lease liability	$2,605,400	$3,038,700

The following table summarizes the effect of operating lease costs in our consolidated statements of operations:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$851,700	$725,000

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,	Amount
2024	$689,500
2025	710,200
2026	731,500
2027	753,500
2028	253,600
Total lease expense	3,138,300
Less imputed interest	(532,900)
Present value of operating lease liabilities	$2,605,400

The remaining lease term, which does not include the optional five-year extension at the expiration of the lease period ending July 31, 2027, and the discount rate assumption for our South San Francisco operating lease are as follows:

As of March 31, 2023
Assumed remaining lease term in years	4.33
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$883,200	$844,300

During Fiscal 2023 and Fiscal 2022, we did not record any new right-of-use assets arising from new operating lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expenses over the lease term. We recorded rent expense of $14,200 for both Fiscal 2023 and Fiscal 2022 attributable to this lease.

15.  Subsequent Events

We have evaluated subsequent events through the date of this Annual Report and have identified the following material events and transactions that occurred after March 31, 2023:

Reverse Split of Common Stock

On June 6, 2023, we implemented a one-for-thirty (1-for-30) reverse split of our common stock (the Reverse Stock Split). At our 2022 Annual Meeting of Stockholders held on October 28, 2022, our stockholders authorized our Board to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of up to one-for-thirty, with the exact ratio to be determined at the discretion of the Board. The Board subsequently unanimously approved the ratio of one-for-thirty. Our common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on June 7, 2023. The Reverse Stock Split reduced the number of shares of our common stock outstanding. Additionally, the number of shares and exercise prices of outstanding options to purchase common stock granted under our stockholder-approved 2016 Plan, 2019 Plan and our 2019 ESPP and outstanding warrants to purchase common stock have been adjusted proportionately. Our authorized shares of common stock remain at 325,000,000 and our authorized shares of preferred stock remain at 10,000,000. The par value of each of our common stock and preferred stock remains at $0.001 per share. All share and per share data for all periods presented in the accompanying financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Common Stock under the Sales Agreement

During June 2023 through the date of this Report, we sold an aggregate of 561,418 shares of our common stock under the Sales Agreement at a weighted average price of $2.05 per share and received gross cash proceeds of $1,151,884.

Grant of Options from 2019 Plan

In June 2023, we granted options to purchase 10,000 shares of our common stock under our 2019 Plan in accordance with the terms of a settlement with a former employee. The options have an exercise price equal to the quoted closing market price of our common stock on the Nasdaq Capital Market on the date of grant, a term of five years and vest 25% on the grant date with the remaining 75% vested 30 days thereafter.

16. Supplemental Financial Information (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended March 31, 2023. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Quarterly Results of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	Total Fiscal Year 2023
Sublicense revenue	$310	$(893)	$180	$176	$(227)
Total revenue	310	(893)	180	176	(227)
Operating expenses:
Research and development	15,291	12,895	6,854	9,337	44,377
General and administrative	4,792	3,702	3,092	3,078	14,664
Total operating expenses	20,083	16,597	9,946	12,415	59,041
Loss from operations	(19,773)	(17,490)	(9,766)	(12,239)	(59,268)
Other income and expenses, net:
Interest income, net	2	6	5	13	26
Loss before income taxes	(19,771)	(17,484)	(9,761)	(12,226)	(59,242)
Income taxes	(5)	-	-	(1)	(6)
Net loss and comprehensive loss	(19,776)	(17,484)	(9,761)	(12,227)	(59,248)

Basic and diluted net loss per common share	$(2.87)	$(2.54)	$(1.42)	$(1.71)	$(8.51)
Weighted average shares used in computing basic and diluted net loss per common share	6,886,557	6,893,708	6,894,603	7,163,799	6,958,749

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	Total Fiscal Year 2022
Sublicense revenue	$354	$358	$358	$39	$1,109
Total revenue	354	358	358	39	1,109
Operating expenses:
Research and development	5,458	9,937	7,779	12,234	35,408
General and administrative	2,643	3,221	3,118	4,498	13,480
Total operating expenses	8,101	13,158	10,897	16,732	48,888
Loss from operations	(7,747)	(12,800)	(10,539)	(16,693)	(47,779)
Other income and expenses, net:
Interest income, net	5	5	5	5	20
Loss before income taxes	(7,742)	(12,795)	(10,534)	(16,688)	(47,759)
Income taxes	(3)	-	-	-	(3)
Net loss and comprehensive loss	(7,745)	(12,795)	(10,534)	(16,688)	(47,762)
Accrued dividend on Series B Preferred stock	(362)	(375)	(208)	-	(945)
Net loss attributable to common stockholders	$(8,107)	$(13,170)	$(10,742)	$(16,688)	$(48,707)

Basic and diluted net loss per common share attributable to common stockholders	$(1.28)	$(2.04)	$(1.59)	$(2.42)	$(7.38)
Weighted average shares used in computing basic and diluted net loss per common share attributable to common stockholders	6,330,805	6,440,928	6,744,289	6,884,403	6,599,287

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2023 based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the COSO Framework). Based upon this assessment, management concluded that, as of March 31, 2023, our internal control over financial reporting was effective, based upon those criteria.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2023 pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2023 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2023 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2023 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission on or before July 29, 2023 pursuant to General Instruction G(3) of Form 10-K.

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
2.2

Agreement and Plan of Merger, by and among Vistagen Therapeutics, Inc.,VTGN Merger Sub, Inc., Pherin Pharmaceuticals, Inc. and Kevin McCarthy dated December 20, 2022, incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 21, 2022.

3.4	Articles of Merger filed with the Nevada Secretary of State on May 24, 2011, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2011.
3.5	Certificate of Designations Series A Preferred, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
3.5.1

Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, dated November 9, 2022, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.

3.7

Certificate of Designation of the Relative Rights and Preferences of the Series B 10% Convertible Preferred Stock of Vistagen Therapeutics, Inc., filed with the Nevada Secretary of State on May 7, 2015, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2015.

3.7.1

Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the 10% Convertible Series B Preferred Stock, dated November 9, 2022, incorporated by reference from Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.

3.9

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Vistagen Therapeutics, Inc., dated January 25, 2016, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2016.

3.9.1

Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock, dated November 9, 2022, incorporated by reference from Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.

3.10

Restated Articles of Incorporation of Vistagen Therapeutics, Inc., dated August 16, 2016, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2016.

3.11

Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc., dated August 16, 2016, incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2016.

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

3.14.1

Certificate of Withdrawal of Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock, dated November 9, 2022, incorporated by reference from Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.

3.15

Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated March 5, 2021, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2021.

3.16

Amendment No. 2 to the Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2022.

3.17

Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated June 6, 2023, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed June 6, 2023.

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
10.148 #

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

10.152

Indemnification Agreement, dated July 6, 2021, by and between Vistagen Therapeutics, Inc. and Mary L. Rotunno, J.D. incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2021.

10.153

Indemnification Agreement, dated July 21, 2021, by and between Vistagen Therapeutics, Inc. and Margaret M. FitzPatrick incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2021.

10.154

Third Amendment to Lease, by and between Bayside Area Development, LLC and Vistagen Therapeutics, Inc. dated October 14, 2021, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021.

10.155

Indemnification Agreement, dated May 13, 2022, by and between Vistagen Therapeutics, Inc. and Reid G. Adler, J.D., incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2022.

10.156

Consulting Services Agreement between Vistagen Therapeutics, Inc and FitzPatrick & Co. LLC, dated January 21, 2022, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.

10.157	Amendment No. 1 to Consulting Services Agreement between Vistagen Therapeutics, Inc and FitzPatrick & Co. LLC, effective June 1, 2022, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022.
10.158	Amendment No 2. to Consulting Services Agreement between Vistgen Therapeutics, Inc. and FitzPatrick & Co. LLC effective January 1, 2023, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on February 7, 2023.
10.159	Amendment No 3. to Consulting Services Agreement between Vistagen Therapeutics, Inc. and FitzPatrick & Co. LLC effective July 1, 2023, filed herewith.
10.160

Consulting Agreement between Vistagen Therapeutics, Inc and i3 Strategy, dated November 10, 2022, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022.

10.161	Consulting Services Agreement between Vistagen Therapeutics, Inc. and Mark Smith, dated November 16, 2022, filed herewith.
10.162	Amendment No. 1 to Master Services Agreement by and between Vistagen Therapeutics, Inc. and Allucent, dated June 24, 2022, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema, filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the like-numbered exhibit filed with our Current Report on Form 8-K on May 16, 2011.
+	Confidential treatment has been granted for certain confidential portions of this agreement.
#

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 28th day of June, 2023.

Vistagen Therapeutics, Inc.

Date: June 28, 2023	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh Shawn K. Singh, J.D.	Chief Executive Officer, and Director (Principal Executive Officer)	June 28, 2023

/s/ Jerrold D. Dotson Jerrold D. Dotson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2023

/s/ Jon S. Saxe Jon S. Saxe, J.D., LL.M	Chairman of the Board of Directors	June 28, 2023

/s/ Ann M. Cunningham Ann M. Cunningham	Director	June 28, 2023

/s/ Joanne Curley Joanne Curley, Ph.D.	Director	June 28, 2023

/s/ Margaret M. FitzPatrick Margaret M. FitzPatrick	Director	June 28, 2023

/s/ Jerry B. Gin Jerry B. Gin, Ph.D.	Director	June 28, 2023

/s/ Mary L. Rotunno Mary L. Rotunno, J.D.	Director	June 28, 2023