Form 10-Q
period 2023-06-30
Vistagen Therapeutics, Inc.
filed 2023-08-10
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, 9,362,444 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

Vistagen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Dollars, except share amounts)

	June 30,	March 31,
	2023	2023
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$9,622,300	$16,637,600
Prepaid expenses and other current assets	1,889,400	802,700
Deferred contract acquisition costs - current portion	67,100	67,100
Total current assets	11,578,800	17,507,400
Property and equipment, net	475,800	507,300
Right-of-use asset - operating lease	2,153,800	2,260,300
Deferred offering costs	522,100	495,700
Deferred contract acquisition costs - non-current portion	200,900	217,600
Security deposits	100,900	100,900
Total assets	$15,032,300	$21,089,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623,200	$2,473,100
Accrued expenses	424,700	787,400
Note payable	784,200	105,300
Deferred revenue - current portion	714,300	714,300
Operating lease obligation - current portion	501,100	485,600
Financing lease obligation - current portion	1,700	1,700
Total current liabilities	4,049,200	4,567,400

Non-current liabilities:
Deferred revenue - non-current portion	2,137,000	2,314,600
Operating lease obligation - non-current portion	1,990,100	2,119,800
Financing lease obligation - non-current portion	7,000	7,400
Total non-current liabilities	4,134,100	4,441,800
Total liabilities	8,183,300	9,009,200

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and March 31, 2023: no shares outstanding at June 30, 2023 and March 31, 2023	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2023 and March 31, 2023; 7,879,673 and 7,315,583 shares issued at June 30, 2023 and March 31, 2023, respectively	7,900	7,300
Additional paid-in capital	344,564,000	342,892,500
Treasury stock, at cost, 4,522 shares of common stock held at June 30, 2023 and March 31, 2023	(3,968,100)	(3,968,100)
Accumulated deficit	(333,754,800)	(326,851,700)
Total stockholders’ equity	6,849,000	12,080,000
Total liabilities and stockholders’ equity	$15,032,300	$21,089,200

See accompanying notes to Condensed Consolidated Financial Statements, including Note 2, Basis of Presentation and Going Concern, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Dollars, except share amounts)

	Three Months Ended
	June 30,
	2023	2022
Revenues:
Sublicense revenue	$177,600	$310,100
Total revenues	177,600	310,100
Operating expenses:
Research and development	4,197,200	15,291,400
General and administrative	2,978,200	4,791,800
Total operating expenses	7,175,400	20,083,200
Loss from operations	(6,997,800)	(19,773,100)
Other income, net:
Interest income, net	97,200	2,300
Loss before income taxes	(6,900,600)	(19,770,800)
Income taxes	(2,500)	(5,500)
Net loss and comprehensive loss	$(6,903,100)	$(19,776,300)

Basic and diluted net loss	$(0.94)	$(2.87)
Weighted average shares used in computing basic and diluted net loss	7,377,005	6,886,736

See accompanying notes to Condensed Consolidated Financial Statements, including Note 2, Basis of Presentation and Going Concern, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,903,100)	$(19,776,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,500	32,300
Stock-based compensation	569,100	956,900
Amortization of operating lease right-of-use asset	106,500	97,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(207,200)	1,100,800
Operating lease liability	(114,200)	(104,900)
Deferred sublicense revenue, net of deferred contract acquisition costs	(160,900)	(281,000)
Accounts payable and accrued expenses	(1,212,600)	2,006,900
Net cash used in operating activities	(7,890,900)	(15,968,300)

Cash flows from investing activities:
Purchases of laboratory and other equipment	-	(175,100)
Net cash used in investing activities	-	(175,100)

Cash flows from financing activities:
Net proceeds from issuance of common stock, including option exercises	-	104,500
Net proceeds (expenses) from sale of common stock under At the Market (ATM) facility, net of deferred offering costs	1,072,300	(59,400)
Net proceeds from sale of common stock under Employee Stock Purchase Plan	4,200	51,600
Repayment of financing lease obligations	(400)	(300)
Repayment of note payable	(200,500)	(101,900)
Net cash provided by (used in) financing activities	875,600	(5,500)
Net decrease in cash and cash equivalents	(7,015,300)	(16,148,900)
Cash and cash equivalents at beginning of period	16,637,600	68,135,300
Cash and cash equivalents at end of period	$9,622,300	$51,986,400

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$879,500	$1,139,700
Acquisition of office equipment subject to financing lease	$-	$10,600

See accompanying notes to Condensed Consolidated Financial Statements, including Note 2, Basis of Presentation and Going Concern, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS JUNE 30, 2023 AND 2022

(Unaudited)

(Amounts in Dollars, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balances at March 31, 2022	6,889,400	$6,900	$336,280,500	$(3,968,100)	$(267,604,000)	$64,715,300

Share-based compensation expense	-	-	956,900	-	-	956,900
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,500	-	56,100	-	-	56,100
Issuance of common stock upon exercise of options for cash	3,333	-	100,000	-	-	100,000
Net loss for quarter ended June 30, 2022	-	-	-	-	(19,776,300)	(19,776,300)
Balances at June 30, 2022	6,895,233	$6,900	$337,393,500	$(3,968,100)	$(287,380,300)	$46,052,000

Balances at March 31, 2023	7,315,583	$7,300	$342,892,500	$(3,968,100)	$(326,851,700)	$12,080,000
Share-based compensation expense	-	-	569,100	-	-	569,100
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4,200	-	-	4,200
Issuance of common stock upon ATM purchase	561,418	600	1,098,200	-	-	1,098,800
Net loss for quarter ended June 30, 2023	-	-	-	-	(6,903,100)	(6,903,100)
Balances at June 30, 2023	7,879,673	$7,900	$344,564,000	$(3,968,100)	$(333,754,800)	$6,849,000

See accompanying notes to Condensed Consolidated Financial Statements, including Note 2, Basis of Presentation and Going Concern, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

Vistagen Therapeutics, Inc., a Nevada corporation (which  may be referred to as Vistagen, the Company, we, our, or us), is a late stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting and with fewer side effects and safety concerns than those currently available. Our pipeline includes six clinical-stage product candidates, including five investigational agents belonging to a new class of drugs known as pherines, in addition to AV-101, an oral prodrug of an antagonist of the glycine site of the N-methyl-D-aspartate receptor (NMDAR). Pherines are neuroactive nasal sprays with an innovative rapid-onset mechanism of action (MOA). They activate chemosensory neurons in the nasal cavity which selectively modulate key neural circuits in the brain without requiring systemic absorption or direct activity on neurons in the brain. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike approved NMDAR antagonists having significant side effects.

Our goal is to develop and commercialize, on our own or with strategic partners, a broad range of innovative therapies for neuropsychiatric, neurological and neuroendocrine disorders where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of drug candidates referred to as pherines. Pherines are odorless and tasteless neuroactive nasal sprays administered in low microgram level doses to selectively engage chemosensory neurons in the nasal cavity and induce fast-acting pharmacologic and behavioral benefits without requiring systemic absorption or direct activity on neurons in the brain. Specifically, each of our pherine product candidates is a distinct chemical entity that directly modulates particular areas of the brain, such as the limbic amygdala (the main fear and anxiety center of the brain), the hypothalamus (the thermoregulatory and appetite control areas of the brain), the hippocampus, the locus ceruleus, and the prefrontal cortex. We believe each of our pherine product candidates has the potential to be a fast-acting therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment caused by mental fatigue (PH15), vasomotor syndrome (hot flashes) due to menopause, premenstrual dysphoric disorder and migraine headaches (PH80) and wasting syndrome and appetite stimulation (cachexia) (PH284), all without requiring apparent systemic absorption, binding to classic abuse liability receptors or other neurons in the brain or steroidal hormone receptors.

Fasedienol Nasal Spray for Social Anxiety Disorder

Fasedienol (PH94B) is a synthetic investigational pherine nasal spray from the androstane family in Phase 3 clinical development for the treatment of adults with social anxiety disorder (SAD). When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD and potentially other anxiety and mood disorders. We believe fasedienol has the potential to achieve rapid-onset anti-anxiety effects with significantly reduced risks of side effects and other safety concerns, such as potential drug-drug interactions, abuse, misuse and addiction, associated with certain other systemic pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed for anxiety disorders.

In August 2023, we announced positive, statistically significant results from our PALISADE-2 Phase 3 study of fasedienol in adult patients with SAD as measured using the Subjective Units of Distress Scale (SUDS). We are planning to initiate two Phase 3 clinical studies of fasdienol in adult patients with SAD, PALISADE-3 using SUDS as the primary endpoint and FEARLESS using the Liebowitz Social Anxiety Scale (LSAS) as the primary endpoint.

Itruvone Nasal Spray for Major Depressive Disorder (MDD)

Itruvone (PH10) is an odorless, tasteless synthetic investigational neuroactive pherine nasal spray from the pregnane family with an innovative potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone neuroactive nasal spray is administered at microgram-level doses and is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. We believe itruvone has the potential to produce antidepressant effects without the side effects and safety concerns that may be associated with current antidepressants therapies. In June 2023, we completed a small Phase 1 study to investigate the safety and tolerability of itruvone in healthy adult subjects. Positive data from this study demonstrated that there were no reported treatment-related serious adverse events or discontinuations due to adverse events in the trial.

PH80 Nasal Spray for Women’s Health Disorders and Migraine

PH80 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for vasomotor symptoms (hot flashes) due to menopause and other women’s health disorders and migraine headaches. PH80 activates chemosensory neurons in the nasal cavity connected to neural circuits that modulate the basal forebrain associated with the control of body temperature, as well as the amygdala and hypothalamus, that have been linked to the pathology of migraine and other women’s health disorders such as premenstrual dysphoric disorder (PMDD). We are preparing to submit a U.S. investigational drug application (IND) to facilitate Phase 2B clinical development of PH80 for the treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause.

PH15 Nasal Spray for Cognitive and Psychomotor Performance and Improvement

PH15 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. We believe intranasal PH15 has the potential to improve cognitive and psychomotor performance and improvement of reaction time in individuals with mental fatigue. We are currently evaluating the path forward to submit a U.S. IND for further clinical development of PH15 in the U.S., on our own or with collaborators, including the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray for Cachexia

PH284 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. We are currently evaluating the path forward to submit a U.S. IND for further clinical development of PH15 for the treatment of cachexia, on our own or with collaborators, including the appropriate patient populations for demonstrating an increase in appetite and weight gain.

AV-101 for Neurological Disorders

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple CNS disorders, including levodopa-induced dyskinesia, neuropathic pain, seizures, MDD, and suicidal ideation. We are currently assessing a potential path forward for Phase 2A clinical development of AV-101, on our own or with collaborators, as a treatment for levodopa-induced dyskinesia associated with Parkinson’s disease therapy and possibly one or more additional neurological disorders involving the NMDAR receptor.

Subsidiaries

Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem). For the relevant periods, our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of Vistastem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Note 2.  Basis of Presentation and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The accompanying Condensed Consolidated Balance Sheet at March 31, 2023 has been derived from our audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP.  The operating results for the three months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for our fiscal year ending March 31, 2024, or for any other future interim or other period.

The accompanying unaudited Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements contained in this Report should be read in conjunction with our audited Consolidated Financial Statements for our fiscal year ended March 31, 2023 contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on June 28, 2023 (Form 10-K).

On June 6, 2023, we implemented a one-for-thirty (1-for-30) reverse split of our common stock (the Reverse Stock Split). At our 2022 Annual Meeting of Stockholders held on October 28, 2022, our stockholders authorized our Board of Directors (Board) to implement a reverse stock split of our issued and outstanding shares of common stock at a ratio of up to one-for-thirty, with the exact ratio to be determined at the discretion of the Board. The Board subsequently unanimously approved the ratio of one-for-thirty. Our common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on June 7, 2023. The Reverse Stock Split reduced the number of shares of our common stock outstanding. Additionally, the number of shares and exercise prices of outstanding options to purchase common stock granted under our stockholder-approved option plans and outstanding warrants to purchase common stock have been adjusted proportionately. Our authorized shares of common stock remain at 325,000,000 and our authorized shares of preferred stock remain at 10,000,000. The par value of each of our common stock and preferred stock remains at $0.001 per share. All share and per share data for all periods presented in the accompanying financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As a clinical-stage biopharmaceutical company having not yet developed commercial products or achieved sustainable revenues, we have experienced recurring losses and negative cash flows from operations resulting in a deficit of approximately $333.8 million accumulated from inception ( May 1998) through June 30, 2023. We expect losses and negative cash flows from operations to continue for the foreseeable future as we engage in further development of fasedienol, itruvone, AV-101 and our other pherine product candidates.

Since our inception in May 1998 through June 30, 2023, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $209.9 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in noncash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

Liquidity, Capital Resources and Going Concern

We did not complete any capital-raising or other significant financing activities during Fiscal 2023.  During the quarter ended June 30, 2023, we sold 561,418 shares of our common stock under the terms of our Open Market Sale Agreement SM (the Sales Agreement) for our at-the-market offering program (the ATM) resulting in gross cash proceeds of approximately $1.15 million. As disclosed in Note 12, Subsequent Events, since June 30, 2023, and through the date of the issuance of this Report, we sold an aggregate of 1,487,293 shares of our common stock under the Sales Agreement at a weighted average price of $11.36 per share and received gross cash proceeds of $16,893,700. Financing and other transactions consummated prior to Fiscal 2023 have provided the primary sources of our liquidity during Fiscal 2023 and through the date of this Report in our current fiscal year.

We had cash and cash equivalents of approximately $9.6 million at June 30, 2023, which we believe will not be sufficient to fund our planned operations for the twelve months following the issuance of these Condensed Consolidated Financial Statements, which raises substantial doubt regarding our ability to continue as a going concern. We are continuing to manage our cash resources, including cash resources received since June 30, 2023, as we evaluate the potential implications for the initiation, conduct and timing of clinical trials, including Phase 3 trials of fasedienol, the Phase 2B trial of itruvone and nonclinical studies of our other pherine candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates.

During the next twelve months, subject to availability of adequate working capital or strategic partnering arrangements, either on our own or with collaborators, we plan to (i) prepare for and initiate, on our own or with a strategic partner, our Phase 3 PALISADE-3 and Phase 3 FEARLESS clinical trials of fasedienol as a potential new treatment of anxiety in adults with SAD, (ii) prepare for and initiate, on our own or with a strategic partner, a Phase 2B clinical trial of itruvone as a potential stand-alone treatment for MDD, (iii) prepare for and initiate, on our own or with a strategic partner, U.S. IND-enabling nonclinical activities to facilitate Phase 2B development, on or own or with a strategic partner, of PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause, (iv) prepare for and initiate, on our own or with a strategic partner, U.S. IND-enabling nonclinical activities to facilitate potential Phase 2A development of PH15 for cognitive and psychomotor performance improvement, PH284 for cachexia, (v) prepare for and initiate, on our own or with a strategic partner, Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (vi) conduct various nonclinical studies involving each of our product candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

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

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise.

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

Revenue Recognition

In June 2020, we entered into a license and collaboration agreement with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands, now AffaMed Therapeutics, Inc. (AffaMed), pursuant to which we granted AffaMed an exclusive license to develop, manufacture and commercialize fasedienol for multiple anxiety-related disorders in Greater China (Mainland China, Hong Kong, Macau and Taiwan), South Korea and Southeast Asia (Indonesia, Malaysia, Philippines, Thailand and Vietnam) (the AffaMed Agreement). The AffaMed Agreement has been the basis of our reported revenue for the quarters ending June 30, 2023 and 2022. The terms of the AffaMed Agreement include a $5.0 million non-refundable upfront license fee which we received in August 2020, potential payments based upon achievement of certain development and commercial milestones, and royalties on product sales. In prior years, we have occasionally generated revenue from collaborative research and development arrangements, licensing and technology transfer agreements, including strategic licenses or sublicenses, and government grants.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an output or input method. For the single combined performance obligation under the AffaMed Agreement, the measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of fasedienol. Accordingly, we recognize revenue on a straight-line basis over the period in which we expect to perform the services. Revenue related to performance obligation satisfied over time could be materially impacted as a result of changes in the estimated time or effort necessary to satisfy the performance obligation.

The difference between revenue recognized to date and the consideration invoiced or received to date is recognized as either a contract asset/unbilled revenue (revenue earned exceeds cash received) or a contract liability/deferred revenue (cash received exceeds revenue earned). As described more completely in Note 11, Sublicensing and Collaborative Agreements, based on the failed results of our PALISADE-1 clinical trial of fasedienol in adult patients with SAD, during the quarter ended September 30, 2022, we extended our estimate of the time necessary to complete our performance obligation under the AffaMed Agreement. In accordance with the guidance of ASC 606, the extension of the estimated time to complete our performance obligation required recording a cumulative catch-up adjustment. Following the cumulative catch-up adjustment, through June 30, 2023, we have recognized an aggregate of $2,148,700 as revenue under the AffaMed Agreement and, at that date, we have recorded $2,851,300 as deferred revenue. The following table presents changes in our contract liabilities for the three months ended June 30, 2023:

	Balance at			Balance at
	March 31, 2023	Additions	Deductions	June 30, 2023
Deferred Revenue - current portion	$714,300	$-	$-	$714,300
Deferred Revenue - non-current portion	2,314,600	-	(177,600)	2,137,000
Total	$3,028,900	$-	$(177,600)	$2,851,300

During the three months ended June 30, 2022, we recognized $310,100 as revenue related to the AffaMed Agreement, which was subsequently derecognized during the quarter ended September 30, 2022 as a result of the cumulative catch-up adjustment.

Contract Acquisition Costs

During the quarter ended September 30, 2020, we made cash payments aggregating $345,000 for sublicense fees, which we were obligated to make pursuant to our prior fasedienol license agreement with Pherin, and fees for consulting services exclusively related to the AffaMed Agreement. Additionally, on June 24, 2020, we issued 7,779 unregistered shares of our common stock, valued at $125,000, as partial compensation for consulting services related exclusively to the consummation of the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $470,000, were incurred solely to obtain the AffaMed Agreement, and, accordingly, have been capitalized as deferred contract acquisition costs in our Condensed Consolidated Balance Sheets. Capitalized contract acquisition costs are amortized over the period in which we expect to satisfy the performance obligation under the AffaMed Agreement and the amortization expense has been included in general and administrative expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss. As described above, in September 2022, we extended our estimate for the time required to satisfy our performance obligation under the AffaMed Agreement. Accordingly, our amortization of the contract acquisition costs was also subject to a cumulative catch-up adjustment. Following the cumulative catch-up adjustment, through June 30, 2023, we have recognized an aggregate of $202,000 as contract acquisition expense under the AffaMed Agreement and, at that date, we have recorded $268,000 as deferred contract acquisition costs. There has been no impairment loss in relation to the costs capitalized.

The following table summarizes our contract acquisition costs for the three months ended June 30, 2023:

	Balance at			Balance at
	March 31, 2023	Additions	Deductions	June 30, 2023
Deferred Contract Acquisition Costs - current portion	$67,100	$-	$-	$67,100
Deferred Contract Acquisition Costs - non-current portion	217,600	-	(16,700)	200,900
Total	$284,700	$-	$(16,700)	$268,000

During the three months ended June 30, 2022, we recognized $29,100 as contract acquisition expense related to the AffaMed Agreement, which was subsequently derecognized during the quarter ended September 30, 2022 as a result of the cumulative catch-up adjustment.

Research and Development Expense

Research and development expense is composed of both internal and external costs.  Internal costs include salaries and employment-related expense, including stock-based compensation expense, of scientific personnel and direct project costs.  External research and development expense consists primarily of costs associated with clinical and nonclinical development of fasedienol, itruvone, AV-101. All such costs are charged to expense as incurred.

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

Costs incurred in obtaining product or technology licenses are charged immediately to research and development expense if, at acquisition, the product or technology licensed has not achieved regulatory approval or reached technical feasibility and has no alternative future uses. We treated our acquisition of Pherin in February 2023 (the Pherin Acquisition) as an acquisition of assets for accounting purposes. Since, at the date of the acquisition, neither fasedienol, itruvone nor the other three pherines acquired achieved regulatory approval and each required significant additional development and expense and were without alternative future use, we recorded the costs related to acquiring the assets as research and development expense in our Consolidated Statement of Operations and Comprehensive Loss for the fourth quarter of Fiscal 2023.

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

The table below summarizes stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,
	2023	2022
Research and development expense	$309,400	$329,600
General and administrative expense	259,700	627,300
Total stock-based compensation expense	$569,100	$956,900

Expense amounts reported above include $2,100 and $15,900 in research and development expense for the three months ended June 30, 2023 and 2022, respectively, and $1,400 and $4,900 in general and administrative expense for the three months ended June 30, 2023 and 2022, respectively, attributable to employee participation in our 2019 Employee Stock Purchase Plan (ESPP).

During the three months ended June 30, 2023, we granted from our Amended and Restated 2019 Omnibus Equity Incentive Plan (the 2019 Plan) an option to purchase an aggregate of 10,000 shares of our common stock as a component of a settlement reached with a terminated former employee. The exercise price is equal to the closing market price of our common stock on the date of the grant. The option vests 25% on the grant date with the remaining shares vesting 30 days after grant. The option has a term of five years. We valued the option granted in June 2023 using the Black-Scholes Option Pricing Model and the following assumptions:

Assumption:	Weighted Average
Market price per share at grant date	$1.70
Exercise price per share	$1.70
Risk-free interest rate	4.41%
Expected term in years	2.53
Volatility	128.95%
Dividend rate	0.0%
Shares	10,000

Fair Value per share	$1.21

During the three months ended June 30, 2023, options to purchase an aggregate of 136 shares of our common stock expired unexercised and were returned to the 2019 Plan to be available for future issuance. At June 30, 2023, there were stock options outstanding under our 2016 Equity Incentive Plan (the 2016 Plan) and our 2019 Plan to purchase 712,555 shares of our common stock at a weighted average exercise price of $37.23 per share. At that date, there were 169,240 shares of our common stock available for future issuance under the 2019 Plan. There are no additional shares available for issuance under our 2016 Plan.

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

Loss per Common Share

Basic net loss attributable to common stockholders per share of common stock excludes the effect of dilution and is generally computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock.

As a result of our net loss for both periods presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss per share at June 30, 2023 and 2022 are as follows:

	At June 30,	At June 30,
	2023	2022
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	712,555	657,613

Outstanding warrants to purchase common stock	45,686	309,195
Total	758,241	966,808

Fair Value Measurements

We do not use derivative instruments for hedging market risks or for trading or speculative purposes. Our only financial assets that are measured on a recurring basis at fair value were $9,110,300 and $5,010,800 held in money market funds and classified as cash equivalents at June 30, 2023 and March 31, 2023, respectively. Our money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. We had no financial liabilities that are measured on a recurring basis at fair value at June 30, 2023 or March 31, 2023.

Warrants Issued in Connection with Equity Financing

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheets at fair value with any changes in its fair value recognized immediately in the Statements of Operations and Comprehensive Loss. At June 30, 2023 and March 31, 2023, all of our outstanding warrants were classified as equity.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326)(ASU 2016-13), which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and for certain other instruments from an incurred loss model to an expected loss model which is based on an estimate of current expected credit loss (CECL) (ASC-326-20); and (ii) provides for recording credit losses on available for sale debt securities through an allowance account (ASC 326-30). We adopted ASU 2016-13 on April 1, 2023.  Our adoption of ASU 2016-13 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are composed of the following:

	June 30,	March 31,
	2023	2023
Clinical and nonclinical materials and contract services	$179,000	$166,700
Insurance	1,044,000	206,000
Receivable for insurance claim	380,000	-
Receivable from collaboration partner	100,000	274,700
Software licenses and all other	186,400	155,300

	$1,889,400	$802,700

The amounts reported as receivable from collaboration partner at June 30, 2023 and March 31, 2023 represent payments we made to a CRO and another service provider for project and clinical trial services on behalf of our collaboration partner. Our collaboration partner reimbursed us for $174,700 in May 2023. The receivable for insurance claim represents insurance reimbursement related to matters associated with a terminated former employee. We received the reimbursement from our insurance carrier in July 2023.

Note 5.  Property and Equipment, Net

Property and equipment, net is composed of the following:

	June 30,	March 31,
	2023	2023
Laboratory equipment	$1,234,800	$1,234,800
Tenant improvements	214,400	214,400
Office furniture and equipment	40,300	40,300
Manufacturing equipment	211,200	211,200
	1,700,700	1,700,700
Accumulated depreciation and amortization	(1,224,900)	(1,193,400)
Property and equipment, net	$475,800	$507,300

We recorded depreciation and amortization expense of $31,500 and $32,300 for the three months ended June 30, 2023 and 2022, respectively. Included in amounts reported above for office furniture and equipment is the right-of-use asset related to a financing lease of certain office equipment. Amounts associated with assets subject to the financing lease are as follows:

	June 30,	March 31,
	2023	2023
Office equipment subject to financing lease	$10,600	$10,600
Accumulated depreciation	(2,500)	(2,000)
Net book value of office equipment subject to financing lease	$8,100	$8,600

The office equipment lease commenced in April 2022 and requires a monthly payment of approximately $200 through June 2027.

Note 6.  Accrued Expenses

Accrued expenses are composed of the following:

	June 30,	March 31,
	2023	2023
Accrued expenses for clinical and nonclinical materials, development and contract services	$364,700	$412,100
Accrued compensation	17,300	337,200
Accrued professional services	32,700	38,100
All other	10,000	-
	$424,700	$787,400

In both periods, accrued expenses for clinical and nonclinical services includes accrued clinical trial expenses and other amounts accrued for contract manufacturing and product development services. Accrued compensation at March 31, 2023 includes an accrual of $300,000 representing an estimated liability associated with matters related to a terminated former employee. The liability was paid in June 2023.

Note 7.  Note Payable

The following table summarizes our outstanding note payable at June 30, 2023 and March 31, 2023:

	June 30, 2023			March 31, 2023
	Principal	Accrued		Principal	Accrued
	Balance	Interest	Total	Balance	Interest	Total
Note payable to insurance premium financing company (current)	$784,200	$-	$784,200	$105,300	$-	$105,300

In May 2022, we executed a 3.88% promissory note in the principal amount of $1,139,700 in connection with certain insurance policy premiums. The note was payable in monthly installments of $105,600, including principal and interest, and was paid in full in April 2023. In May 2023, we executed a 7.43% promissory note in the principal amount of $879,500 in connection with certain insurance policy renewal premiums. The note is payable in monthly installments of $100,800, including principal and interest, through February 2024.

Note 8.  Capital Stock

Reverse Split of Common Stock

On June 6, 2023, we implemented a one-for-thirty (1-for-30) Reverse Stock Split. The Reverse Stock Split reduced the number of shares of our common stock outstanding. Additionally, the number of shares and exercise prices of outstanding options to purchase common stock granted under our stockholder-approved option plans and outstanding warrants to purchase common stock have been adjusted proportionately. Our authorized shares of common stock remain at 325,000,000 and our authorized shares of preferred stock remain at 10,000,000. The par value of each of our common stock and preferred stock remains at $0.001 per share. All share and per share data for all periods presented in the accompanying financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.

ATM Agreement

In May 2021, we entered into the Sales Agreement with Jefferies LLC, as sales agent (Jefferies), with respect to our ATM offering program under which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies. During June 2023, we sold an aggregate of 561,418 shares of our common stock and received net cash proceeds of $1,117,300 under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023. Refer to Note 12, Subsequent Events, for information regarding sales of common stock under the ATM after June 30, 2023.

We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as deferred offering costs and are amortized to additional paid-in capital as costs of the offering as sales of Shares are made under the Sales Agreement. Between execution of the Sales Agreement in May 2021 and March 31, 2023, we incurred legal fees and accounting expenses aggregating approximately $450,300 in connection with the Sales Agreement. During the three months ended June 30, 2023, we did not incur additional legal fees and accounting expenses related to the Sales Agreement, but we amortized $17,300 of such expenses to additional paid-in capital in connection with sales under the ATM during that period. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.

Stock Option Exercises and Employee Stock Purchase Plan Purchases

There were no stock option exercises during the quarter ended June 30, 2023. During the quarter ended June 30, 2022, the holder of an outstanding stock option exercised the option to purchase 3,334 shares of our common stock and we received cash proceeds of $100,000. On June 30, 2023, our ESPP completed a purchase period pursuant to which we issued 2,672 shares of our registered common stock and received proceeds of $4,200. On June 30, 2022, our ESPP completed a purchase period pursuant to which we issued 2,500 shares of our registered common stock and received proceeds of $56,100.

Warrant Exercises and Expirations

There were no warrant exercises or expirations during the quarters ended June 30, 2023 or 2022.

Warrants Outstanding

The following table summarizes warrants outstanding and exercisable as of June 30, 2023. All outstanding warrants are currently exercisable and the weighted average exercise price of such warrants at June 30, 2023 is $16.87 per share.

Exercise		Warrants Outstanding
Price	Expiration	and Exercisable at
per Share	Date	June 30, 2023

$15.00	12/9/2024	33,334
$21.90	7/25/2025	12,352
		45,686

In May 2020, we filed a Registration Statement on Form S-3 covering the resale of the shares underlying all of the currently outstanding warrants (the Warrant Registration Statement). The SEC declared the Warrant Registration Statement effective on May 13, 2020. No outstanding warrant is subject to any down round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Note 9.  Related Party Transactions

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board, is Managing Director, to provide corporate development and public relations advisory services. The agreement, as amended, currently continues through December 2023. We recorded expense of $30,000 and $45,000 during the quarters ended June 30, 2023 and 2022, respectively, of which all had been paid for the quarter ended June 30, 2023 and $15,000 of which was included in accounts payable at June 30, 2022.

On November 11, 2022, Ann Cunningham resigned as our Chief Commercial Officer, but remains a member of our Board. Following Ms. Cunningham’s resignation as Chief Commercial Officer, i3 Strategy Partners, a consulting firm for which Ms. Cunningham is the Managing Partner, began providing certain advisory services to us pursuant to a consulting agreement. The initial term of the consulting agreement will end on March 31, 2024, and, pursuant to the agreement, i3 Strategy Partners received a fee of $120,000 for the period from the effective date of the agreement through March 31, 2023. During the quarter ended June 30, 2023, we recorded expense of $34,600 attributable to this agreement, all of which had been paid at that date.

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

The following table summarizes the presentation of the operating lease in our Condensed Consolidated Balance Sheets:

	As of June 30, 2023	As of March 31, 2023
Assets
Right-of-use asset – operating lease	$2,153,800	$2,260,300

Liabilities
Current operating lease obligation	$501,100	$485,600
Non-current operating lease obligation	1,990,100	2,119,800
Total operating lease liability	$2,491,200	$2,605,400

The following table summarizes the effect of operating lease costs our Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2023	2022

Operating lease cost	$215,300	$197,200

The minimum (base rental) lease payments related to our South San Francisco operating lease are expected to be as follows:

Fiscal Years Ending March 31,	Amount
2024	$520,500
2025	710,200
2026	731,500
2027	753,500
2028	253,600
Total lease expense	2,969,300
Less imputed interest	(478,100)
Present value of operating lease liabilities	$2,491,200

The remaining lease term, which does not include the optional five-year extension at the expiration of the lease period ending July 31, 2027, and the discount rate assumption for our South San Francisco operating lease are as follows:

As of June 30, 2023
Assumed remaining lease term in years	4.08
Assumed discount rate	8.54%

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

Supplemental disclosure of cash flow information related to our operating lease included in cash flows used by operating activities in the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$223,100	$205,000

During the three months ended June 30, 2023, we did not record any new right-of-use assets arising from new operating lease liabilities.

We also lease a small office in the San Francisco Bay Area under a month-to-month arrangement at insignificant cost and have made an accounting policy election not to apply the ASC 842 operating lease recognition requirements to such short-term lease. We recognize the lease payments for this lease in general and administrative expense over the lease term. We recorded rent expense of $3,500 in each of the three-month periods ended June 30, 2023 and 2022, attributable to this lease.

Note 11. Sublicensing and Collaborative Agreements

On June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we granted AffaMed an exclusive license to develop and commercialize fasedienol for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world.

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

We are responsible for pursuing clinical development and regulatory submissions of fasedienol for an as needed treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a “best efforts” basis, with no guarantee of success. AffaMed has the option to participate in a Phase 3 clinical trial of fasedienol involving all or a portion of the Territory and will be responsible for a portion of the costs of such a trial, if conducted. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to all of our regulatory documentation and our development data.

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

We recognize revenue as the combined performance obligation is satisfied over time using an output method. The measure of progress is stand-ready straight-line over the period in which we expect to perform the services related to the license of fasedienol. Accordingly, we recognize revenue on a straight-line basis over the period in which we expect to perform the services.

Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Due to the failure our PALISADE-1 clinical trial of fasedienol in adult patients with SAD to meet its primary efficacy endpoint and the resulting anticipated delay in subsequent clinical and regulatory processes for fasedienol, at September 30, 2022, we estimated that our performance obligation under the AffaMed Agreement will be completed in mid-calendar 2027 rather than mid-calendar 2024. We have not revised our estimate since September 30, 2022, however, we will further adjust our estimates, as necessary, in subsequent periods as we obtain additional information on which to base our projections. As described in Note 3, Summary of Significant Accounting Policies, as a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized an aggregate of $892,500 of previously recognized revenue. Following the cumulative catch-up adjustment, through June 30, 2023, we have recognized an aggregate of $2,148,700 as revenue under the AffaMed Agreement. At June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation (deferred revenue) is $2,851,300, which will be recognized as revenue as our performance obligation is completed.

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

Note 12.  Subsequent Events

We have evaluated events subsequent to June 30, 2023 and through the date of this Report and have identified the following matter requiring disclosure:

Sales of Common Stock under the Sales Agreement

Since June 30, 2023 and through the date of the issuance of this Report, we sold an aggregate of 1,487,293 shares of our common stock under the Sales Agreement at a weighted average price of $11.36 per share and received gross cash proceeds of $16,893,700.

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

Business Overview

We are a late clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting and with fewer side effects and safety concerns than those currently available. Our pipeline includes six clinical-stage product candidates, including five investigational agents belonging to a new class of drugs known as pherines, in addition to AV-101, an oral prodrug of an antagonist of the glycine site of the N-methyl-D-aspartate receptor (NMDAR). Pherines are neuroactive nasal sprays with an innovative rapid-onset mechanism of action (MOA). They activate chemosensory neurons in the nasal cavity which selectively modulate key neural circuits in the brain without requiring systemic absorption or direct activity on neurons in the brain. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike approved NMDAR antagonists having significant side effects.

Our goal is to develop and commercialize, on our own or with strategic partners, a broad range of innovative therapies for neuropsychiatric, neurological and neuroendocrine disorders where current treatment options are inadequate to meet the needs of millions of patients in the U.S. and worldwide.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of drug candidates referred to as pherines. Pherines are odorless and tasteless neuroactive nasal sprays administered in low microgram level doses to selectively engage chemosensory neurons in the nasal cavity and induce fast-acting pharmacologic and behavioral benefits without requiring systemic absorption or direct activity on neurons in the brain. Specifically, each of our pherine product candidates is a distinct chemical entity that directly modulates particular areas of the brain, such as the limbic amygdala (the main fear and anxiety center of the brain), the hypothalamus (the thermoregulatory and appetite control areas of the brain), the hippocampus, the locus ceruleus, and the prefrontal cortex. We believe each of our pherine product candidates has the potential to be a fast-acting therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment caused by mental fatigue (PH15), vasomotor syndrome (hot flashes) due to menopause, premenstrual dysphoric disorder and migraine headaches (PH80) and wasting syndrome and appetite stimulation (cachexia) (PH284), all without requiring apparent systemic absorption, binding to classic abuse liability receptors or other neurons in the brain or steroidal hormone receptors.

Fasedienol Nasal Spray for Social Anxiety Disorder

Fasedienol (PH94B) is a synthetic investigational pherine nasal spray from the androstane family in Phase 3 clinical development for the treatment of adults with social anxiety disorder (SAD). When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD, and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct activity on neurons in the brain to achieve its rapid-onset and short duration of anxiolytic effects. We believe fasedienol has the potential to achieve these effects with significantly reduced risks of side effects and other safety concerns, such as potential drug-drug interactions, abuse, misuse and addiction, associated with certain other systemic pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed for anxiety disorders.

The FDA has granted Fast Track designation for the development of fasedienol as a potential treatment for SAD.

PALISADE Phase 3 Program

PALISADE-1.  In May 2021, during the acute phase of the COVID-19 pandemic, we initiated PALISADE-1, a U.S. multi-center, randomized, double-blind, placebo-controlled, Phase 3 clinical study designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated anxiety-provoking public speaking challenge, as measured using the patient-reported Subjective Units of Distress Scale (SUDS). Enrolled patients had a diagnosis of SAD and demonstrated marked social anxiety at enrollment, as evidenced by a baseline score on the Liebowitz Social Anxiety Scale (LSAS) of at least 70. We announced top line results from PALISADE-1 in July 2022. Although the safety and tolerability of fasedienol during PALISADE-1 was favorable and consistent with results from previously reported clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the unexpected outcome in PALISADE-1, which was inconsistent with positive placebo-controlled Phase 2 studies, may have been due to the extraordinary multifaceted impact of the acute phase of the COVID-19 pandemic, which introduced into the typical study dynamic significant and unprecedented logistical challenges and systemic variability from changing social dynamics, heightened subject stress and expectation bias, study site and contract research organization (CRO) personnel turnover and unpredictable intermittent clinic closures between subject visits, government face mask regulations, and reduced potential to respond to fasedienol due to impaired olfactory cell function from the COVID-19 virus, nasal swab testing, and/or heavy cannabis use, smoking or vaping.

PALISADE Open Label Study. The PALISADE Open Label Study (OLS) was a large Phase 3, open-label safety trial conducted in a real world setting and designed to evaluate the long-term safety and tolerability of multiple, patient-tailored, of fasedienol in adults with SAD when they experienced social and performance stressors in their daily lives. Long-term administration of 3.2 µg of fasedienol, as-needed, up to four times per day, was generally safe and well-tolerated, with no new safety findings or trends identified, regardless of the number of doses administered by each subject (safety population: n=481). Headache was the most common treatment-emergent adverse event (TEAE) (17.0%); no other TEAE occurred in more than 5.0% of subjects, except for COVID-19 TEAEs (11.4%), which were not considered related to fasedienol. Over 30,000 doses of fasedienol were administered by patients during this study.

The PALISADE OLS also evaluated the change from baseline in monthly standard clinical measurements and behavioral assessment scales (the LSAS, Clinician Global Impression of Improvement scale (CGI-I) and Patient Global Impression of Change scale (PGI-C)) after the administration of fasedienol. The key exploratory endpoint in the study included evaluation of the change from baseline on the LSAS, which measures SAD patients’ response to anxiety-provoking social and performance situations experienced in their daily lives. The LSAS was the primary efficacy endpoint in all registration studies for the three FDA-approved treatments for adults with SAD.

Analysis of the final data set from the PALISADE OLS demonstrates clinically meaningful functional improvement, as measured by the LSAS. In addition, total LSAS scores in both men and women continued to decline in consecutive months during the study. We believe the continued improvement in LSAS scores is indicative of the therapeutic potential of multiple, patient-tailored, as-needed administrations over time as fasedienol helps patients build confidence to engage in anxiety-provoking social and performance situations more frequently and with less fear and anxiety.

PALISADE-2.   In October 2021, near the end of the acute phase of the COVID-19 pandemic, we initiated our Phase 3 PALISADE-2 trial, a replicate study of PALISADE-1. As in PALISADE-1, enrolled patients in PALISADE-2 had a diagnosis of SAD and demonstrated marked social anxiety at enrollment, as evidenced by a baseline score on the LSAS of at least 70. After receiving top-line results from PALISADE-1 in July 2022, we paused ongoing recruitment and enrollment in PALISADE-2 to enable independent third-party biostatisticians to conduct an interim analysis of available data from the 141 subjects who were randomized and had completed the study up to the date it was paused. In September 2022, the independent third-party biostatisticians who conducted the interim analysis recommended that we continue PALISADE-2 as originally planned, without revealing to us any of the underlying data they had reviewed. However, for business reasons, we elected to extend our pause of PALISADE-2 pending our assessment of the then impending top-line results of the PALISADE OLS, the results of two SAD public speaking challenge studies conducted by peer companies, further discussions with the FDA regarding the continuing acceptability of the LSAS as a primary efficacy endpoint in Phase 3 studies for the treatment of SAD, as well as a comprehensive assessment of the expense, time, statistical and regulatory implications and logistical challenges associated with resuming PALISADE-2. Following positive results from our PALISADE OLS, the results of two SAD public speaking challenge studies conducted by peer companies, each of which did not meet its primary efficacy endpoint as measured by the SUDS, and positive discussions with the FDA in early 2023 regarding the continuing validity and reliability of the LSAS as a primary efficacy endpoint, for strategic reasons, we chose to close PALISADE-2 with 141 completed subjects rather than resume the study and randomize an additional 67 subjects, for a total of 208 subjects as originally planned.

In early August 2023, we received and reported positive topline results from the 141 subjects who completed PALISADE-2. The PALISADE-2 trial met its primary efficacy endpoint, the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3.  Fasedienol-treated patients demonstrated a statistically significant greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a difference between groups of -5.8 (p=0.015).  The trial also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the CGI-I.  Responders were identified as those who were rated ‘very much less anxious’ or ‘much less anxious’ and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met the important exploratory endpoint of the difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the PGI-C. Responders were identified as those who self-rated ‘very much less anxious’ or ‘much less anxious’ and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). In addition, the PALISADE-2 trial also met the exploratory endpoint of the difference in the proportion of patients in each treatment group with a 20-point improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% (n=70) demonstrated this statistically significant and clinically meaningful improvement in SUDS score, as compared to 18.6% (n=71) in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events, and the adverse event (AE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.

PALISADE-3.  Based on the positive top-line results of the Phase 3 PALISADE-2 study, we are currently preparing for our Phase 3 PALISADE-3 trial, with potential to initiate the trial during the first half of calendar 2024. Like PALISADE-2, PALISADE-3 will be designed as a U.S. multi-center, randomized, double-blind, placebo-controlled, Phase 3 clinical study to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge, as measured using the patient-reported SUDS as the primary efficacy endpoint.

FEARLESS Phase 3 Program

In the first quarter of calendar 2023, we met with the FDA to discuss the next steps in our potential U.S. New Drug Application (NDA)-enabling Phase 3 clinical development plan for fasedienol for the treatment of adults with SAD.  Positive feedback from the FDA at this meeting confirmed the acceptable use of the LSAS as a primary efficacy endpoint, in a manner similar to its use in the registration studies for the three drugs currently approved for the treatment of SAD, paroxetine, sertraline and venlafaxine.  To complement our PALISADE Phase 3 program for fasedienol in SAD, we are currently preparing for FEARLESS, with potential to initiate the trial in the second half of calendar 2024 with a study design similar to the registration studies for the three drugs currently approved for the treatment of SAD, with the LSAS as the primary efficacy endpoint.  Accordingly, FEARLESS will be designed as a randomized, double-blind, placebo-controlled Phase 3 study of fasedienol in adults with SAD to evaluate the efficacy, safety and tolerability of multiple administrations of fasedienol, on a patient-tailored as-needed basis, up to six times per day in their daily lives, in a real-world setting over a multiple week period. To complement the positive results of PALISDAE-2, we believe the Phase 3 FEARLESS study design also will align with the way SAD patients will use fasedienol in their daily lives, should it be approved, because our planned fasedienol treatment model includes both repeated experiences of acute reduction of anxiety during performance and social events, evidenced by decreased SUDS scores as in PALISADE-2, as well as longer-term overall reduction in severity of SAD evidenced by reductions in LSAS scores, as will be assessed in FEARLESS.

We believe that each of PALISADE-3 and FEARLESS has the potential to complement PALISADE-2 as a potential NDA-enabling adequate and well-controlled Phase 3 clinical trial of fasedienol for the treatment of SAD.

Itruvone Nasal Spray for Major Depressive Disorder

Itruvone (PH10) is an odorless, tasteless synthetic investigational neuroactive pherine nasal spray from the pregnane family with an innovative potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone neuroactive nasal spray is administered at microgram-level doses and is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Unlike all currently approved oral antidepressants (ADs) and rapid-onset ketamine-based therapy, we believe itruvone does not require systemic absorption or direct activity on neurons in the brain to produce antidepressant effects without the side effects and safety concerns that may be associated with current antidepressants therapies.

In June 2023, we completed a small U.S. single-center, randomized, double-blinded, placebo-controlled Phase 1 study to investigate the safety and tolerability of itruvone in healthy adult subjects. The study was designed to confirm the favorable safety profile of itruvone established in three previous clinical studies conducted in Mexico and facilitate our plan for Phase 2B clinical development of itruvone in the U.S. as a fast-acting stand-alone treatment for MDD. Positive data from this study demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile.

The FDA has granted Fast Track designation for the development of itruvone as a potential adjunctive treatment for MDD.

PH80 Nasal Spray for Women’s Health Disorders and Migraine

PH80 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for vasomotor symptoms (hot flashes) due to menopause and other women’s health disorders and migraine headaches. PH80 activates chemosensory neurons in the nasal cavity connected to neural circuits that modulate the basal forebrain associated with the control of body temperature. We recently reported positive results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A study of PH80 for the acute treatment of vasomotor symptoms (hot flashes) due to menopause.  The Phase 2A study demonstrated a statistically significant reduction in the daily number of menopausal hot flashes compared to placebo at the end of the first week of treatment (p<.001), and the improvement was maintained through each treatment week until the end of the four-week treatment period. We are preparing to submit a U.S. IND to facilitate Phase 2B clinical development of PH80 for the treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause.

In addition, PH80 initiates neural impulses in the olfactory bulb transmitted by pathways that affect the function of multiple structures in the brain, including the amygdala and hypothalamus, that have been linked to the pathology of migraine and other women’s health disorders such as premenstrual dysphoric disorder (PMDD).

PH15 Nasal Spray for Cognitive and Psychomotor Performance and Improvement

PH15 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. We believe intranasal PH15 has the potential to improve cognitive and psychomotor performance and improvement of reaction time in individuals with mental fatigue. We are currently evaluating the path forward to submit a U.S. IND for further clinical development of PH15 in the U.S., on our own or with collaborators, including the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray for Cachexia

PH284 is an odorless, tasteless synthetic investigational pherine with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under-recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the path forward to submit a U.S. IND for further clinical development of PH15 for the treatment of cachexia, on our own or with collaborators, including the appropriate patient populations for demonstrating an increase in appetite and weight gain.

AV-101 for Neurological Disorders

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous CNS diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related serious adverse events that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have anti-depressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple CNS disorders, including levodopa-induced dyskinesia, neuropathic pain, seizures, MDD, and suicidal ideation. We are currently assessing a potential path forward for Phase 2A clinical development of AV-101, on our own or with collaborators, as a treatment for levodopa-induced dyskinesia associated with Parkinson’s disease therapy and possibly one or more additional neurological disorders involving the NMDAR receptor.

The FDA has granted Fast Track designation for the development of AV-101 as a potential adjunctive treatment for MDD and as a non-opioid treatment for neuropathic pain.

Subsidiaries

Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem). For the relevant periods, our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (Report) also include the accounts of Vistastem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Financial Operations Overview and Results of Operations

Our critical accounting policies and estimates and recent accounting pronouncements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (Form 10-K), as filed with the SEC on June 28, 2023, and in Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report (Financial Statements). There have been no changes in significant accounting estimates during the three months ended June 30, 2023 since those disclosed in our Form 10-K.

Summary

Net Loss

We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans. We have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational product candidates, fasedienol and itruvone, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. Throughout Fiscal 2022 and Fiscal 2023, we allocated significant resources to our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD. In the first quarter of our fiscal year ending March 31, 2024, (Fiscal 2024) we have continued to focus our efforts on fasedienol and preparing to launch our FEARLESS program. We conducted, and are continuing to conduct, various preclinical studies and manufacturing activities that enabled submission of our U.S. IND for itruvone in MDD in late September 2022 and our initiation of a small Phase 1 clinical study of itruvone in December 2022 to facilitate its potential Phase 2B clinical development in the U.S. as a stand-alone treatment for MDD. With respect to AV-101, we are evaluating AV-101 in combination with probenecid, which may provide opportunities to explore the therapeutic potential of the combination for certain CNS indications involving the NMDAR. We have on-going initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives and other activities. At June 30, 2023, we had an accumulated deficit of approximately $333.8 million. Our net loss for Fiscal 2023 and Fiscal 2022 was approximately $59.2 million and $47.8 million, respectively, and we incurred a net loss of approximately $6.9 million in the first quarter of Fiscal 2024. We expect losses to continue for the foreseeable future as we engage in further research, development and regulatory activities related to fasedienol, itruvone and AV-101 and, potentially, the new pherines acquired as a result of our acquisition of Pherin in February 2023.

Summary of the Quarter Ended June 30, 2023

During the quarter ended June 30, 2023, we worked to advance our FEARLESS Phase 3 Program to develop and commercialize fasedienol as a new treatment of anxiety in adults with SAD following the positive feedback received from the FDA on the use of the LSAS as the primary endpoint for our FEARLESS program. In addition, we completed our Phase 1B study of itruvone in MDD and began work required to launch our Phase 2B clinical development of itruvone as a potential stand-alone treatment for MDD. We also initiated IND-enabling nonclinical activities to facilitate Phase 2B development of PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause and conducted various nonclinical studies involving each of our product candidates. Each of these activities was completed as we carefully monitored our cash resources and evaluated our internal and external research and development expenditures.

We did not complete any capital-raising or other significant financing activities during Fiscal 2023.  In May 2021, we entered into an Open Market Sale Agreement SM  (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), with respect to an at-the-market offering program (the ATM) under which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies. During June 2023, we sold an aggregate of 561,418 shares of our common stock and received net cash proceeds of $1,117,300 under the ATM. Since June 30, 2023 and through the date of the issuance of this report, we have sold an aggregate of 1,487,293 additional shares of our common stock under the Sales Agreement and received gross cash proceeds of $16,893,700.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022 (amounts in thousands).

	Three Months Ended June 30,
	2023	2022
Sublicense revenue	$178	$310
Operating expenses:
Research and development	4,197	15,291
General and administrative	2,978	4,792
Total operating expenses	7,175	20,083
Loss from operations	(6,997)	(19,773)
Interest income, net	97	2
Loss before income taxes	(6,900)	(19,771)
Income taxes	(3)	(5)
Net loss	$(6,903)	$(19,776)

Revenue

We recognized $177,600 in sublicense revenue pursuant to the AffaMed Agreement during the quarter ended June 30, 2023, compared to $310,100 during the quarter ended June 30, 2022. As described more completely in Note 3, Summary of Significant Accounting Policies (Note 3) and Note 11, Sublicensing and Collaboration Agreements (Note 11), to our Condensed Consolidated Financial Statements in Part I of this Report (Financial Statements), on June 24, 2020, we entered into the AffaMed Agreement, pursuant to which we received a non-refundable upfront license fee payment of $5.0 million on August 3, 2020. This payment permitted the commencement of our revenue recognition under the AffaMed Agreement. We recognize revenue on a straight-line basis over the period during which we expect to perform our obligation under the AffaMed Agreement. Revenue related to our performance obligation, which is satisfied over time, could be materially impacted as a result of changes in our estimates of the time or effort necessary to satisfy the performance obligation. Due to the failure of PALISADE-1 to meet its primary efficacy endpoints and the resulting anticipated delays in subsequent clinical and regulatory processes for fasedienol in SAD, at September 30, 2022, we estimated that completion of our performance obligation under the AffaMed Agreement would be delayed until mid-calendar 2027. As described in Note 3 to the Financial Statements, as a result of the change in our estimate of the time required to complete our performance obligation under the AffaMed Agreement, we recorded a cumulative catch-up adjustment at September 30, 2022 pursuant to which we derecognized previously recorded revenue, and extended the future period over which we would recognize the remaining deferred revenue. Following the cumulative catch-up adjustment, through June 30, 2023, we have recognized an aggregate of $2,148,700 as revenue under the AffaMed Agreement and expect to recognize the remaining $2,851,300 as revenue over the estimated remaining performance period as our obligation is completed. We have not modified our September 30, 2022 estimate of the timing to complete our performance obligation, however, we will adjust our estimates, as necessary, in subsequent periods should more definitive information on which to base our projections become available. While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and development (R&D) expense substantially decreased by approximately $11.1 million, from $15.3 million for the quarter ended June 30, 2022 to $4.2 million for the quarter ended June 30, 2023. Expenses related to closing processes for our PALISADE Phase 3 Program for fasedienol, including PALISADE-1, PALISADE-2 and the PALISADE OLS study, and the fasedienol Phase 2 Study in AjDA, as well as nonclinical development, regulatory and outsourced manufacturing activities for both fasedienol and itruvone, decreased by approximately $10.6 million during the quarter ended June 30, 2023 compared to those for the quarter ended June 30, 2022. Noncash research and development expense, primarily stock-based compensation and depreciation in both periods, accounted for approximately $344,000 and $353,000 for the quarters ended June 30, 2023 and 2022, respectively. The following table indicates the primary components of research and development expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2023	2022

Salaries and benefits	$1,393	$1,652
Stock-based compensation	309	330
Consulting and other professional services	194	271
Clinical and nonclinical studies and development expenses:
Fasedienol and Itruvone	2,013	12,585
AV-101	77	248
All other	19	16
	2,109	12,849
Rent	142	130
Depreciation	30	18
All other	20	41

Total Research and Development Expense	$4,197	$15,291

The decrease in salaries and benefits expense for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily reflects voluntary termination by six management and staff positions following the results of the PALISADE-1 study. Additionally, in anticipation of positive results from the PALISADE-1 study, we recorded an accrual for estimated bonus payment in the quarter ending June 30, 2022 that was subsequently reversed later in Fiscal 2023. No such accrual was made in the quarter ended June 30, 2023. Offsetting these decreases is the impact of five staff positions added during the second through fourth quarters of Fiscal 2023 and the realignment of a senior management position to research and development following the PALISADE-1 results.

Stock-based compensation expense for the quarter ended June 30, 2023 reflects the amortization of option grants made to our R&D staff and certain clinical and scientific consultants since August 2020, in addition to grants to new employees and forfeitures by terminated employees, as indicated above. All outstanding options granted to R&D employees and consultants prior to August 2020 have become fully vested and amortized prior to the quarter ended June 30, 2023. Grants awarded after June 30, 2022, including those granted to new employees and a single grant to a former employee in the current quarter, account for approximately $25,000 of expense in the quarter ended June 30, 2023, offset by an expense reduction of approximately $67,000 compared to the quarter ended June 30, 2022 attributable to options that became fully vested and amortized prior to or during the quarter ended June 30, 2023, primarily those granted in December 2020. The impact of option forfeitures recognized in the first quarter of Fiscal 2023 resulted in an expense increase of approximately $22,000 in the first quarter of Fiscal 2024 compared to expense for the quarter ended June 30, 2022. 2019 ESPP expense for the quarter ended June 30, 2023 was $2,100 compared to $15,900 in the quarter ended June 30, 2022.

Consulting and other professional services in both periods reflects fees incurred, generally on an as-needed basis, for project-based scientific, nonclinical and clinical development and regulatory advisory and analytical services rendered to us by third parties primarily in support of our fasedienol and itruvone development initiatives. Services related to both clinical and nonclinical activities have been curtailed to the extent possible following the results of PALISADE-1.

Following receipt of the topline results of the PALISADE-1 study in July 2022, we (i) initiated completion procedures for that study, (ii) paused, and ultimately terminated in early Fiscal 2024, the PALISADE-2 study, (iii) terminated the PALISADE OLS during the second quarter of Fiscal 2023, and (iv) ran the Phase 2A study of fasedienol in AjDA to its completion in the third quarter of Fiscal 2023. Each of these studies was actively enrolling subjects during the quarter ended June 30, 2022. Reduction or termination of these activities is the primary driver of the decrease in project expenses for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Despite reduction in clinical trial activity, during the quarters ended June 30, 2023 and 2022, manufacturing, formulation, process validation and stability analyses of sufficient quantities of drug substance and drug product for clinical trials and other developmental requirements were significant initiatives for advancing both fasedienol and itruvone. During the first quarter of Fiscal 2023, we prepared for and subsequently launched a small U.S. Phase 1 clinical trial of itruvone to facilitate its potential U.S. Phase 2B development for treatment of MDD. That trial was conducted during the fourth quarter of Fiscal 2023. Project costs related to itruvone were nominal during the quarters ended June 30, 2023 and 2022. In both periods, AV-101 project expense includes costs for certain preclinical studies related to the use of AV-101 with adjunctive probenecid and certain AV-101 manufacturing stability studies as well as the costs of our exploratory Phase 1B AV-101 and probenecid clinical trial, which has now been completed. We expect minimal costs in the near term for AV-101 projects.

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

General and Administrative Expense

General and administrative (G&A) expense decreased by approximately $1.8 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. Primary components of the decrease compared to prior year include:

(i)	a decrease in pre-launch marketing studies and analyses of approximately $1.2 million as a result of the failure of the PALISADE-1 study to achieve its primary efficacy endpoint;
(ii)	a decrease in stock-based compensation of approximately $0.4 million primarily as a result of the completed vesting of certain prior year grants; and
(iii)	a decrease in discretionary investor and public relations and corporate awareness initiatives of approximately $0.2 million.

Noncash general and administrative expense, approximately $282,000 and $673,000 in the quarters ended June 30, 2023 and 2022, respectively, primarily reflects stock-based compensation and depreciation in both periods. The following table indicates the primary components of general and administrative expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Salaries and benefits	$1,000	$1,092
Stock-based compensation	260	627
Board fees and other consulting services	213	150
Legal, accounting and other professional fees	645	693
Investor and public relations	210	401
Pre-launch marketing studies and analyses	84	1,301
Insurance	335	330
Travel expenses	27	19
Sublicense contract amortized acquisition expense	17	29
Rent and utilities	103	93
All other expenses	84	57
	$2,978	$4,792

The decrease in salaries and benefits expense for the quarter ended June 30, 2023 reflects the impact of the voluntary resignation of our Chief Commercial Officer in November 2022 and the re-alignment of a senior management position to research and development, both following the PALISADE-1 results, offset by the impact of hiring of our Chief Corporate Development Officer and General Counsel in May 2022 and our Vice President, Associate General Counsel in August 2022. Additionally, in anticipation of positive results from the PALISADE-1 study, we had recorded an accrual for estimated bonus payments in the quarter ending June 30, 2022 that was subsequently reversed later in Fiscal 2023. No such accrual was made in the quarter ended June 30, 2023.

Stock-based compensation expense for the quarter ended June 30, 2023 reflects the amortization of option grants made to our administrative staff, non-employee members of our Board, and certain consultants since December 2020, in addition to grants to new employees, as indicated above. All outstanding options granted to G&A employees and consultants prior to December 2020 have become fully vested and amortized prior to the quarter ended June 30, 2023. We made no grants to G&A employees, Board members or consultants during the quarter ended June 30, 2023. Grants awarded after June 30, 2022, including those granted to new employees account for approximately $23,000 of expense in the quarter ended June 30, 2023, offset by an expense reduction of approximately $387,000 compared to the quarter ended June 30, 2022 attributable to options that became fully vested and amortized prior to or during the quarter ended June 30, 2023, primarily those granted to employees in December 2020, to new Board members in July 2021, and to Board members in March 2022. 2019 ESPP expense for the quarter ended June 30, 2023 was $1,500 compared to $4,900 in the quarter ended June 30, 2022.

Board fees and other consulting services represents, in both periods, fees paid as consideration for Board and Board Committee services to the independent members of our Board of Directors. Expenses for the quarter ended June 30, 2023 also include fees paid to our former Chief Commercial Officer pursuant to a consulting agreement following her voluntary resignation.

Legal, accounting and other professional fees for both periods include expenses (i) related to routine and project-based legal services as well as accounting services related to the audit of our annual financial statements, (ii) the cost of certain outsourced financial and accounting services and our information technology service provider, and (iii) legal counsel and other costs related to patent prosecution and protection pursuant to our stem cell technology license agreements, our AV-101 patents, or patents that we have elected to pursue for commercial purposes, recurring annual license fees, and costs we have incurred to advance various patent applications in the U.S. and numerous foreign countries, primarily with respect to AV-101 and our stem cell technology platform, but also with respect to our fasedienol and itruvone intellectual property portfolios.

Investor and public relations expense in both periods includes the fees of our various external service providers for a broad spectrum of investor relations, public relations and social media services, and, in the quarter ended June 30, 2022, additional corporate branding, market awareness and strategic advisory and support functions and initiatives. The latter activities were significantly curtailed following the results of the PALISADE-1 study. During both years, we conducted numerous virtual meetings and other communication activities focused on expanding global market awareness of the Company, our CNS product candidate pipeline and technologies and our research and development programs, including among registered investment professionals and investment advisors, individual and institutional investors, and prospective strategic collaborators for development and commercialization of our product candidates in major pharmaceutical markets worldwide.

During the quarter ended June 30, 2022, we incurred expenses for a number of pre-commercialization studies, analyses, projections, strategic modeling and awareness services, primarily attributable to fasedienol as a potential acute treatment of anxiety in adults with SAD. Given the results of PALISADE-1 and the resulting delay to our anticipated commercialization timeline for fasedienol, these activities were significantly reduced in the later quarters of Fiscal 2023 and in Fiscal 2024. We have evaluated the extent and timing of such future activities, and anticipate that such expenditures will, for the short term, remain at the modest level similar to that expended during the quarter ended June 30, 2023.

Insurance expense reflects increased coverage levels obtained under our directors’ and officers’ liability insurance upon restructuring of our program in May 2022 and its renewal in May 2023 and additional coverages, including cybersecurity and employment practices liability, that have been included in our insurance program since late in Fiscal 2022.

As a result of periodic shelter-in-place restrictions and travel and workplace precautions and restrictions associated with the COVID-19 pandemic during 2020 through 2022, management presentations and historically in-person meetings held in multiple U.S. markets and certain international markets with existing and potential individual and institutional investors, investment professionals and advisors, media, and securities analysts, as well as various investor relations, market awareness and corporate development and partnering initiatives, generally occurred remotely without requiring in-person business travel by our executives. We have resumed limited in-person meetings during calendar 2022 and 2023 and have accordingly incurred modest travel expenses for attendance at seminars, clinical trial site visits, certain investor-focused events and in-person corporate meetings, as conditions have permitted.

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

Beginning in the quarter ended September 30, 2020, we began to amortize the deferred contract acquisition costs related to our acquisition of the AffaMed Agreement, composed of the cash payment of $220,000 for sublicense fees which we were obligated to make pursuant to our fasedienol license from Pherin, and the $125,000 cash payment and $125,000 fair value of common stock issued for consulting services, in each case exclusively related to our acquisition of the AffaMed Agreement. The contract acquisition costs are amortized over the expected term of our performance obligation to be provided under the AffaMed Agreement. As described above in the section entitled Revenue, the outcome of the PALISADE-1 study resulted in an estimated extension of the period over which we will recognize both revenue under the AffaMed Agreement and the period over which we will amortize the deferred contract acquisition costs. Our estimate of the extended time required to satisfy our performance obligation required a cumulative catch-up adjustment to amortization of the contract acquisition costs, which we recorded in the second quarter of Fiscal 2023, and extended the future period over which we would recognize the remaining contract acquisition costs. During the quarters ended June 30, 2023 and 2022, we amortized approximately $16,700 and $29,200 of contract acquisition costs, respectively.

Interest and Other Expense

Interest income, net totaled $97,200 for the quarter ended June 30, 2023, compared to $2,300 for the quarter ended June 30, 2022. The following table indicates the primary components of interest income and expense for each of the periods (amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Interest income	$103	$6
Interest expense on financing lease and insurance premium financing note	(6)	(4)
Interest income, net	$97	$2

For the quarters ended June 30, 2023 and 2022, interest income relates to cash deposits in interest-bearing cash equivalent accounts. The increase in interest income primarily reflects a combination of increases in interest rates that have occurred during calendar 2022 and 2023 and our change in banking relationships and investment securities beginning late in the fourth quarter of Fiscal 2023. Interest expense for both quarters presented relates to interest paid on the insurance premium financing notes executed in May 2022 and May 2023 and on our financing lease of office equipment subject to ASC 842.

Liquidity and Capital Resources

Since our inception in May 1998 through June 30, 2023, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $209.9 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in noncash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

We did not complete any capital-raising or other significant financing activities during Fiscal 2023. During the quarter ended June 30, 2023, we sold 561,418 shares of our common stock under the terms of our Open Market Sale Agreement SM (the Sales Agreement) for our at-the-market offering program (the ATM) resulting in gross cash proceeds of approximately $1.15 million. Since June 30, 2023 and through the date of the issuance of this Report, we sold an aggregate of 1,487,293 shares of our common stock under the Sales Agreement at a weighted average price of $11.36 per share and received gross cash proceeds of $16,893,700. Proceeds from public offerings, warrant exercises and other transactions consummated prior to Fiscal 2023 have provided the primary sources of our liquidity during Fiscal 2023 and through the date of this Report in our current fiscal year.

We had cash and cash equivalents of approximately $9.6 million at June 30, 2023, which we believe will not be sufficient to fund our planned operations for the twelve months following the issuance of the Financial Statements included elsewhere in this Report, which raises substantial doubt regarding our ability to continue as a going concern. We are continuing to manage our cash resources, including cash resources received since June 30, 2023, as we evaluate the potential implications for the initiation, conduct and timing of clinical trials, including Phase 3 trials of fasedienol, the Phase 2B trial of itruvone and nonclinical studies of our other pherine candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates.

During the next twelve months, subject to availability of adequate working capital or strategic partnering arrangements, either on our own or with collaborators, we plan to (i) prepare for and initiate, on our own or with a strategic partner, our Phase 3 PALISADE-3 and Phase 3 FEARLESS clinical trials of fasedienol as a potential new treatment of anxiety in adults with SAD, (ii) prepare for and initiate, on our own or with a strategic partner, a Phase 2B clinical trial of itruvone as a potential stand-alone treatment for MDD, (iii) prepare for and initiate, on our own or with a strategic partner, U.S. IND-enabling nonclinical activities to facilitate Phase 2B development, on or own or with a strategic partner, of PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause, (iv) prepare for and initiate, on our own or with a strategic partner, U.S. IND-enabling nonclinical activities to facilitate potential Phase 2A development of PH15 for cognitive and psychomotor performance improvement, PH284 for cachexia, (v) prepare for and initiate, on our own or with a strategic partner, Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (vi) conduct various nonclinical studies involving each of our product candidates.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings, including under the Sales Agreement, and/or private placements (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements and/or collaborations will occur in the future. Subject to certain restrictions, our Registration Statement on Form S-3 (the S-3 Shelf Registration Statement) remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

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

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that current or future development and commercialization collaborations under the AffaMed Agreement or other potential strategic partnering collaborations will generate revenue from future potential milestone payments or otherwise.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(7,891)	$(15,968)
Net cash used in investing activities	-	(175)
Net cash provided by (used in) financing activities	875	(6)
Net decrease in cash and cash equivalents	(7,016)	(16,149)
Cash and cash equivalents at beginning of period	16,638	68,135
Cash and cash equivalents at end of period	$9,622	$51,986

As indicated above, proceeds received from public offerings, warrant exercises and other transactions prior to Fiscal 2023 have provided our primary cash resources during Fiscal 2023 and to-date in Fiscal 2023. The decrease in cash used in operations during the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily reflects our completion, pause or termination of fasedienol clinical trials including PALISADE-1, PALISADE-2, the PALISADE OLS, and the Phase 2 AjDA study, as previously described, while continuing to support ongoing manufacturing and regulatory initiatives and other nonclinical studies for our product candidates. While we had expanded our internal capabilities with the addition of numerous senior personnel with significant expertise in disciplines critical to the advancement of our product pipeline during Fiscal 2022 and Fiscal 2023, certain employees voluntarily resigned from their positions within the Company following announcement of the PALISADE-1 results. During Fiscal 2023, in parallel with our clinical trials and other regulatory initiatives, and in expectation of positive results from the PALISADE Phase 3 Program, we engaged in customary pre-commercialization analyses, modeling, planning and awareness initiatives. Given the outcome of the PALISADE-1 study, we terminated most of such activities, which further reduced our use of cash in the first quarter of Fiscal 2024.

We did not use cash in investing activities in the first quarter of Fiscal 2024. In the first quarter of Fiscal 2023, we purchased laboratory analytical equipment for our internal studies and experiments on both fasedienol and itruvone.

Cash provided by financing activities in the quarter ended June 30, 2023 primarily reflects net proceeds from our transactions under the ATM with Jefferies, net of a principal payment on our insurance premium financing note. Cash used by financing activities in the quarter ended June 30, 2022 primarily reflects the proceeds of option exercises and the purchase of common stock under our ESPP, net of a principal payment on our insurance premium financing note and expenditures related to the ATM transaction with Jefferies which are recorded as deferred offering costs.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (SEC) on June 28, 2023, that occurred during the quarter ended June 30, 2023, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce and develop our product candidates;

●	the successful completion of clinical or nonclinical studies in any of our development programs may not be sufficient to cause the FDA to approves any New Drug Application (NDA) that we may submit or cause any other agency to provide regulatory approval of any of our product candidates and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

●	we face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations;

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

We had cash and cash equivalents of approximately $9.6 million at June 30, 2023, and we have not yet developed products that generate recurring revenue. Assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

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

We have completed in the past a range of potential financing transactions, including public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, and we intend to pursue and complete additional financing arrangements in the future. Our future capital requirements may depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching, developing and commercializing our product candidates, and conducting preclinical and clinical studies;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the cost of manufacturing and formulating our product candidates;

●	our ability to establish and maintain strategic partnerships, licensing or other collaborative arrangements and the financial terms of such agreements;

●	market acceptance of our product candidates;

●	the effect of competing technological and market developments;

●	our ability to obtain government funding for our research and development programs;

●	the costs involved in obtaining, maintaining and enforcing patents to preserve our intellectual property;

●	the costs involved in defending against such claims that we infringe third-party patents or violate other intellectual property rights and the outcome of such litigation;

●	the timing, receipt and amount of potential future licensee fees, milestone payments, and sales of, or royalties on, our future products, if any; and

●	the extent to which we may acquire or invest in additional businesses, product candidates and technologies.

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

●

Negative impacts on our employees, collaborators and suppliers: COVID-19 has impacted, and variant and subvariant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, collaborators, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. During the acute phase of the COVID-19 pandemic, we experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of fasedienol and itruvone. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

For example, the timing of planned clinical trials were effected by delays caused by the COVID-19 pandemic, including delays in recruitment and enrollment in our planned clinical and nonclinical studies or supply chain disruptions experienced by certain of our CMOs and/or CROs. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites resulting from the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned clinical and/or nonclinical trials.

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

We will need to successfully complete at least two Phase 3 clinical trials and certain other clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of fasedienol as an as needed, over time, treatment of anxiety in adults with SAD. For itruvone, at present, we believe we will need to complete at least one additional Phase 2B clinical study, two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of itruvone as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101, we believe we will need to complete our ongoing exploratory Phase 1B clinical study, two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any CNS indication. For PH15, PH80 and PH284, we are in the process of determining the work required to successfully complete the clinical and nonclinical development of each of these product candidates. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of any of our product candidates will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $59.2 million and $47.8 million during our fiscal years ended March 31, 2023 and 2022, respectively, and approximately $6.9 million during the quarter ended June 30, 2023. At March 31, 2023, we had an accumulated deficit of approximately $326.9 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2023 as a result of the uncertainty of our ability to continue as a going concern. Our accumulated deficit increased to approximately $333.8 million at June 30, 2023. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through June 30, 2023, we have generated approximately $22.7 million in revenues, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, approximately $2.8 million of which remains recorded as deferred revenue at June 30, 2023, and research and development grant awards from the U.S. National Institute of Health (NIH). We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of our current and/or future CNS product candidate, or we enter into one or more development and commercialization agreements with respect our current CNS product candidates or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by The Nasdaq Stock Market, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

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

As we develop our product candidates. Either on our own or in collaboration with others, we will face inherent risks of product liability as a result of the required clinical testing of such product candidates and will face an even greater risk if we or our collaborators commercialize any such product candidates. For example, we may be sued if any of the product candidates we or our collaborators develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for product candidates that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients; or

●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

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

Most of our employees are geographically dispersed from our headquarters facility in South San Francisco and now routinely work remotely. With the continuing shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater, including increased risk of phishing and other cybersecurity attacks as well as increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value, which could adversely affect our Company’s business.

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

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates, their compositions and formulations, their methods of use and methods of manufacturing, delivery devices and any other inventions we consider important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Overall, the degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●

any granted patents related to our product candidates or any pending patent applications, if granted and challenged by others, will include or maintain claims having a scope sufficient to protect[?]‐‐‐‐‐these product candidates or any other products or product candidates against generic or other competition, particularly considering that any patent rights to these compounds per se have expired;

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

Dated: August 10, 2023