Form 10-Q
period 2023-09-30
Vistagen Therapeutics, Inc.
filed 2023-11-09
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, 27,023,038 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

Vistagen Therapeutics, Inc.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in Dollars, except share amounts)

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,608,400	$16,637,600
Prepaid expenses and other current assets	1,393,300	802,700
Deferred contract acquisition costs - current portion	74,500	67,100
Total current assets	39,076,200	17,507,400
Property and equipment, net	444,300	507,300
Right-of-use asset - operating lease	2,045,000	2,260,300
Deferred offering costs	362,000	495,700
Deferred contract acquisition costs - non-current portion	167,400	217,600
Security deposits	100,900	100,900
Total assets	$42,195,800	$21,089,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,305,000	$2,473,100
Accrued expenses	292,600	787,400
Note payable	-	105,300
Deferred revenue - current portion	793,000	714,300
Operating lease obligation - current portion	517,100	485,600
Financing lease obligation - current portion	1,800	1,700
Total current liabilities	2,909,500	4,567,400

Non-current liabilities:
Deferred revenue - non-current portion	1,780,600	2,314,600
Operating lease obligation - non-current portion	1,854,000	2,119,800
Financing lease obligation - non-current portion	6,500	7,400
Total non-current liabilities	3,641,100	4,441,800
Total liabilities	6,550,600	9,009,200

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and March 31, 2023; no shares outstanding at September 30, 2023 and March 31, 2023	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2023 and March 31, 2023; 12,016,750 and 7,315,583 shares issued at September 30, 2023 and March 31, 2023, respectively	12,000	7,300
Additional paid-in capital	379,943,800	342,892,500
Treasury stock, at cost, 4,522 shares of common stock held at September 30, 2023 and March 31, 2023	(3,968,100)	(3,968,100)
Accumulated deficit	(340,342,500)	(326,851,700)
Total stockholders’ equity	35,645,200	12,080,000
Total liabilities and stockholders’ equity	$42,195,800	$21,089,200

See accompanying notes to Condensed Consolidated Financial Statements, including Note 5, Capital Stock, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Dollars, except share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Sublicense revenue	$277,700	$(892,500)	$455,300	$(582,500)
Total revenues	277,700	(892,500)	455,300	(582,500)
Operating expenses:
Research and development	3,850,600	12,894,500	8,047,800	28,185,800
General and administrative	3,207,300	3,702,300	6,185,500	8,494,100
Total operating expenses	7,057,900	16,596,800	14,233,300	36,679,900
Loss from operations	(6,780,200)	(17,489,300)	(13,778,000)	(37,262,400)
Other income, net:
Interest income, net	192,500	6,100	289,700	8,400
Loss before income taxes	(6,587,700)	(17,483,200)	(13,488,300)	(37,254,000)
Income taxes	-	-	(2,500)	(5,500)
Net loss and comprehensive loss	$(6,587,700)	$(17,483,200)	$(13,490,800)	$(37,259,500)

Basic and diluted net loss per common share	$(0.66)	$(2.54)	$(1.55)	$(5.41)

Weighted average common share - basic and diluted	10,042,530	6,893,708	8,717,050	6,890,152

See accompanying notes to Condensed Consolidated Financial Statements, including Note 5, Capital Stock, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Dollars)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,490,800)	$(37,259,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,000	65,600
Stock-based compensation	1,152,800	1,988,600
Amortization of operating lease right-of-use asset	215,300	196,300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	288,900	2,431,400
Operating lease liability	(234,300)	(212,000)
Deferred sublicense revenue, net of deferred contract acquisition costs	(412,500)	527,700
Accounts payable and accrued expenses	(1,662,900)	(47,200)
Net cash used in operating activities	(14,080,500)	(32,309,100)

Cash flows from investing activities:
Purchases of laboratory and other equipment	-	(199,500)
Net cash used in investing activities	-	(199,500)

Cash flows from financing activities:
Net proceeds from issuance of common stock, including option exercises	-	104,400
Net proceeds (expenses) from sale of common stock under At the Market (ATM) facility, net of deferred offering costs	36,032,600	(89,600)
Net proceeds from sale of common stock under Employee Stock Purchase Plan	4,200	56,100
Repayment of financing lease obligations	(800)	(700)
Repayment of note payable	(984,700)	(409,700)
Net cash provided by (used in) financing activities	35,051,300	(339,500)
Net increase (decrease) in cash and cash equivalents	20,970,800	(32,848,100)
Cash and cash equivalents at beginning of period	16,637,600	68,135,800
Cash and cash equivalents at end of period	$37,608,400	$35,287,700

Supplemental disclosure of noncash activities:
Insurance premiums settled by issuing note payable	$879,500	$1,139,700

See accompanying notes to Condensed Consolidated Financial Statements, including Note 5, Capital Stock, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in Dollars, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balances at March 31, 2022	6,889,400	$6,900	$336,280,500	$(3,968,100)	$(267,604,000)	$64,715,300

Share-based compensation expense	-	-	956,900	-	-	956,900
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,500	-	56,100	-	-	56,100
Issuance of common stock upon exercise of options for cash	3,333	-	100,000	-	-	100,000
Net loss for quarter ended June 30, 2022	-	-	-	-	(19,776,300)	(19,776,300)
Balances at June 30, 2022	6,895,233	6,900	337,393,500	(3,968,100)	(287,380,300)	46,052,000
Share-based compensation expense	-	-	1,031,800	-	-	1,031,800
Issuance of common stock upon exercise of options for cash	367	-	4,400	-	-	4,400
Issuance of common stock upon exercise of options (cashless)	3,646	-	-	-	-	-
Net loss for quarter ended September 30, 2022	-	-	-	-	(17,483,200)	(17,483,200)
Balances at September 30, 2022	6,899,246	$6,900	$338,429,700	$(3,968,100)	$(304,863,500)	$29,605,000

Balances at March 31, 2023	7,315,583	$7,300	$342,892,500	$(3,968,100)	$(326,851,700)	$12,080,000

Share-based compensation expense	-	-	569,100	-	-	569,100
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4,200	-	-	4,200
Issuance of common stock upon ATM sales, net of issuance costs	561,418	600	1,098,200	-	-	1,098,800
Net loss for quarter ended June 30, 2023	-	-	-	-	(6,903,100)	(6,903,100)
Balances at June 30, 2023	7,879,673	7,900	344,564,000	(3,968,100)	(333,754,800)	6,849,000
Share-based compensation expense	-	-	583,700	-	-	583,700
Issuance of common stock upon ATM sales, net of issuance costs	4,137,077	4,100	34,796,100	-	-	34,800,200
Net loss for quarter ended September 30, 2023	-	-	-	-	(6,587,700)	(6,587,700)
Balances at September 30, 2023	12,016,750	$12,000	$379,943,800	$(3,968,100)	$(340,342,500)	$35,645,200

See accompanying notes to Condensed Consolidated Financial Statements, including Note 5, Capital Stock, for information on reverse split of common stock effective on June 6, 2023.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Description of Business

Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting and with fewer side effects and safety concerns than those currently available. Our pipeline includes six product candidates with clinical-stage experience, including five investigational agents belonging to a new class of drugs known as pherines, in addition to AV-101, an oral prodrug candidate of 7-chloro-kynurenic acid (7-CI-KYNA), which is a potent and selective full antagonist (i.e., inhibitor) of the glycine coagonist site of the N-methyl-D-aspartate receptor (NMDAR). Pherines are neuroactive nasal sprays with an innovative mechanism of action (MOA). They activate chemosensory neurons in the nasal cavity which selectively modulate key neural circuits in the brain without requiring systemic absorption or direct activity on neurons in the brain. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike approved ion channel-blocking NMDAR antagonists which have significant side effects.

Vistagen’s goal is to develop and commercialize, on our own and with strategic partners, a broad range of innovative therapies for neuropsychiatric, neurological and neuroendocrine disorders where current treatment options are inadequate to meet the medical needs of and improve the lives of millions of individuals affected by CNS disorders in numerous pharmaceutical markets worldwide.

Recent Developments

October 2023 Public Offering

On October 2, 2023, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C., as the representatives of the underwriters identified therein (the Underwriters), in connection with the underwritten offering, issuance and sale by the Company of 15,010,810 shares of our common stock, pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants), warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof) (the T2 Warrants). The combined offering price for each share of common stock, accompanying T1 Warrant and accompanying T2 Warrant was $5.38. The combined offering price per Pre-Funded Warrant, accompanying T1 Warrant and accompanying T2 Warrant was $5.379. The securities were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-254299) (the S-3 Shelf Registration Statement) and a related prospectus supplement filed with the Securities and Exchange Commission (the October 2023 Public Offering). The October 2023 Public Offering closed on October 4, 2023, at which time we received net proceeds of approximately $93.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Refer to Note 10, Subsequent Events, for additional information regarding the securities offered, issued and sold in connection with the October 2023 Public Offering.

ATM Sales

From July 1, 2023 through September 14, 2023, we sold an aggregate of 4,137,077 shares of common stock under the Open Market Sale Agreement SM (Sales Agreement) for the at-the-market offering (ATM) program with Jefferies LLC (Jefferies) for aggregate net cash proceeds of approximately $35.1 million.

Note 2.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim periods and, in the opinion of management, include all normal recurring adjustments, necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2023, which are included in our Annual Report on Form 10-K (Annual Report) which was filed with the Securities and Exchange Commission on June 28, 2023. The year-end condensed consolidated balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.  The results of our operations for any interim periods are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements include the accounts of Vistagen and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Our significant accounting policies are described in Note 3 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and six months ended September 30, 2023, which would materially impact the Company’s unaudited condensed consolidated financial statements.

On June 6, 2023, we implemented a stockholder-approved one-for-thirty (1-for-30) reverse split of our common stock (the Reverse Stock Split). All share and per share data for all periods presented in the accompanying condensed consolidated financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.  Refer to Note 5, Capital Stock, for additional information.

Liquidity

We had cash and cash equivalents of approximately $37.6 million at September 30, 2023 and as noted above, we received net proceeds of approximately $93.5 million from our October 2023 Public Offering, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of these condensed consolidated financial statements with primary emphasis on continuing to advance our potential U. S. New Drug Application (NDA)-enabling PALISADE Phase 3 program for the development of fasedienol for the acute treatment of anxiety in adults with social anxiety disorder (SAD) including our PALISADE-3, PALISADE-4 and PALISADE Repeat Dose Study clinical trials, as well as potential Phase 2B clinical development of itruvone for major depressive disorder (MDD) and various nonclinical studies of our other pherine candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through the sale of equity or debt securities, government grants and research awards, and strategic development and commercialization collaborations involving drug candidates in the pipeline.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those relating to revenue recognition, share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications. Actual results could differ from those estimates.  Changes in estimates are reflected in the reported results in the period in which they become known.

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly, our comprehensive loss is equivalent to our net loss for the periods presented.

Note 3. Fair Value Measurements

Our financial assets that are measured on a recurring basis at fair value were $25,307,400 and $5,010,800 at September 30, 2023 and March 31, 2023, respectively. These assets are held in money market funds and are classified within Level 1 of the fair value hierarchy. We had no financial liabilities that are measured on a recurring basis at fair value at September 30, 2023 or March 31, 2023.

Note 4. Note Payable

In May 2023, we executed a 7.43% promissory note in the principal amount of $879,500 in connection with certain insurance policy renewal premiums. The note was payable in monthly installments of $100,800, including principal and interest, through February 2024. We paid this note in full in August 2023.

In May 2022, we executed a 3.88% promissory note in the principal amount of $1,139,700 in connection with certain insurance policy premiums. The note was payable in monthly installments of $105,600, including principal and interest, and we paid this note in full in April 2023.

Note 5.  Capital Stock

Reverse Split of Common Stock

On June 6, 2023, we implemented the stock-holder approved one-for-thirty (1-for-30) Reverse Stock Split. The Reverse Stock Split reduced the number of shares of our common stock outstanding. Additionally, the number of shares and exercise prices of outstanding options to purchase common stock granted under our stockholder-approved option plans and outstanding warrants to purchase common stock have been adjusted proportionately. Our authorized shares of common stock remain at 325,000,000 and our authorized shares of preferred stock remain at 10,000,000. The par value of each of our common stock and preferred stock remains at $0.001 per share. All share and per share data for all periods presented in the accompanying condensed consolidated financial statements and related disclosures in this Report have been adjusted retrospectively to reflect the Reverse Stock Split.

ATM Agreement

In May 2021, we entered into the Sales Agreement with Jefferies with respect to our Open Market Sale Agreement SM for the ATM program under which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. During the three and six months ended September 2023, we sold an aggregate of 4,137,077 and 4,698,495 shares, respectively, of our common stock and received net cash proceeds of $35.1 million and $36.2 million, respectively, under the ATM. We did not sell any shares of our common stock under the ATM during Fiscal 2023.

Warrants Outstanding

At September 30, 2023, there were a total of 45,686 warrants outstanding and exercisable, of which 33,334 warrants have an exercise price of $15.00 per share and expire on December 9, 2024, and the remaining 12,352 warrants have an exercise price of $21.90 and expire on July 25, 2025. The weighted average exercise price of the outstanding warrants at September 30, 2023 is $16.87 per share.

In May 2020, we filed a Registration Statement on Form S-3 covering the resale of the shares underlying all of the currently outstanding warrants (the Warrant Registration Statement). The SEC declared the Warrant Registration Statement effective on May 13, 2020. No outstanding warrant is subject to any down-round anti-dilution protection feature. All of the outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.

Subsequent to September 30, 2023, we completed the October 2023 Public Offering pursuant to which we offered and sold 15,010,810 shares of common stock, Pre-Funded Warrants to purchase up to 3,577,240 shares of common stock, T1 Warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) and T2 warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof). Refer to Note 10, Subsequent Events, for additional information regarding the securities offered, issued and sold in connection with the October 2023 Public Offering.

Stock-Based Compensation

The table below summarizes stock-based compensation expense included in operating expenses:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Research and development expense	$304,600	$466,100	$614,100	$795,800
General and administrative expense	279,100	565,700	538,700	1,192,900
Total stock-based compensation expense	$583,700	$1,031,800	$1,152,800	$1,988,700

Note 6. Loss per Common Share

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

As a result of our net loss for the three and six months presented, potentially dilutive securities were excluded from the computation of diluted net loss per share, as their effect would be antidilutive. Potentially dilutive securities excluded in determining diluted net loss per share at September 30, 2023 and 2022 are as follows:

	At September 30,	At September 30,
	2023	2022

Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	724,554	664,511
Outstanding warrants to purchase common stock	45,686	309,195
Total	770,240	973,706

Note 7. Sublicensing and Collaborative Agreements

We recognized sublicense revenue of $277,700 and $455,300 for the three and six months ended September 30, 2023, respectively, and ($892,500) and ($582,500) for the three and six months ended September 30, 2022, respectively.

The following table presents the balances of our contract assets and liabilities related to our sublicensing agreement:

	Balance at	Balance at
	September 30, 2023	March 31, 2023

Contract assets included in "Deferred contract acquisition costs"	$241,900	$284,700
Contract liabilities included in "Deferred revenue"	2,573,600	3,028,900

AffaMed

In June 2020, we entered into a license and collaboration agreement (the AffaMed Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands, now AffaMed Therapeutics, Inc. (AffaMed), pursuant to which we granted AffaMed an exclusive license to develop and commercialize fasedienol for SAD and other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world.

Under the terms of the AffaMed Agreement, AffaMed paid to us a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the period.

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

Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation. The performance period or measure of progress is estimated at the inception of the arrangement and re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. At September 30, 2022, we extended the date in our estimate to complete the performance obligation. As a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022 resulting in derecognition of $892,500 of previously recognized revenue.

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

Fuji Pharma

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange listed, Japan-based pharmaceutical company. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time (described below), to negotiate exclusively with Fuji Pharma a potential license to develop and commercialize PH80 product candidate in Japan, including for the acute treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause and potentially other indications. The Negotiation Agreement provides for a term of the later to occur of (i) fourteen (14) months beginning on the date of receipt of the Purchase Price (defined below) by the Company or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts an Investigational New Drug application for PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause (Exclusive Negotiation Period).

As consideration for the Exclusive Negotiation Period provided by the Company to Fuji Pharma under the Negotiation Agreement, Fuji Pharma agreed to make a payment of $1.5 million (Purchase Price), payable upon selection of a contract development and manufacturing organization (CDMO), which occurred in October 2023. We received the Purchase Price in full in November 2023.  The Purchase Price is not refundable, except upon a material breach of the Negotiation Agreement by the Company. Should the Company and Fuji Pharma enter into a definitive license agreement during the Exclusive Negotiation Period for the development and commercialization of PH80 in Japan (a Potential Definitive Agreement), the Purchase Price will be credited against the fee paid by Fuji Pharma to the Company in connection with the execution of such agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.

Note 8.  Related Party Transactions

In August 2023, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. We recorded expense of $110,000 for the three and six months ended September 30, 2023.

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board, is Chief Executive Officer, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $30,000 and $60,000 for the three and six months ended September 30, 2023, respectively, as compared to $45,000 and $90,000 for the three and six months ended September 30, 2022, respectively.

On November 11, 2022, Ann Cunningham resigned as our Chief Commercial Officer, but remains a member of our Board. Following Ms. Cunningham’s resignation as Chief Commercial Officer, i3 Strategy Partners, a consulting firm for which Ms. Cunningham is the Managing Partner, began providing certain advisory services to us pursuant to a consulting agreement. The initial term of the consulting agreement will end on March 31, 2024, and, pursuant to the agreement, i3 Strategy Partners received a fee of $120,000 for the period from the effective date of the agreement through March 31, 2023. During the three and six months ended September 30, 2023, we recorded expense of $30,000 and $60,000, respectively.

Note 9. Commitments and Contingencies

From time to time, we may be a party to litigation, arbitration or other legal proceedings in the course of our business. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

Note 10.  Subsequent Events

On October 2, 2023, the Company entered into the Underwriting Agreement with the Underwriters, in connection with the underwritten offering, issuance and sale by of 15,010,810 shares of the Company’s common stock, Pre-Funded Warrants to purchase up to 3,577,240 shares of common stock, T1 warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) and T2 warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof). The combined offering price for each share of common stock, accompanying T1 Warrant and accompanying T2 Warrant was $5.38. The combined offering price per Pre-Funded Warrant, accompanying T1 Warrant and accompanying T2 Warrant was $5.379. The securities were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-254299) and a related prospectus supplement filed with the Securities and Exchange Commission. The October 2023 Public Offering closed on October 4, 2023.

Each Pre-Funded Warrant has an exercise price per share of common stock equal to $0.001 per share, subject to certain adjustments. The Pre-Funded Warrants are exercisable at any time after October 4, 2023 and will not expire. Under the Pre-Funded Warrants, the Company may not effect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of the Pre-Funded Warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (but not in excess of 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule) upon at least 61 days’ prior notice from the holder to the Company subject to the terms of the Pre-Funded Warrant. At the holder’s sole discretion, the Pre-Funded Warrants may be exercised through a cashless exercise.

Each T1 Warrant has an exercise price per share of common stock or pre-funded warrant equal to $5.38, subject to certain adjustments. The T1 Warrants are exercisable at any time on or after October 4, 2023 and will expire 60 days after the later of (i) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-3 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD and (ii) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-4 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD. However, under the T1 Warrant, the Company may not effect the exercise of any T1 Warrant, and a holder will not be entitled to exercise any portion of any T1 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of the T1 Warrant (together with its affiliates) to exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (but not in excess of 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule) upon at least 61 days’ prior notice from the holder to the Company subject to the terms of the T1 Warrant. Generally, the T1 Warrants may only be exercised through a cash exercise, however, the holder may elect to exercise the T1 Warrant through a cashless exercise if, and only if, at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common stock or pre-funded warrants to the holder.

Each T2 Warrant has an exercise price per share of common stock or pre-funded warrant equal to $8.877, subject to certain adjustments. The T2 Warrants are exercisable at any time on or after October 4, 2023 and will expire on October 4, 2028. Under the T2 Warrant, the Company may not effect the exercise of any T2 Warrant, and a holder will not be entitled to exercise any portion of any T2 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of the T2 Warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (but not in excess of 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule) upon at least 61 days’ prior notice from the holder to the Company subject to the terms of the T2 Warrant. The holder may, in its sole discretion, elect to exercise the T2 Warrant through a cashless exercise or exercise the T2 Warrant for cash.

The Company received approximately $93.5 million of net proceeds from the October 2023 Public Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment landscape for individuals living with anxiety, depression and other central nervous system (CNS) disorders. We are advancing therapeutics with the potential to be faster-acting and with fewer side effects and safety concerns than those currently available. Our pipeline includes six product candidates with clinical-stage experience, including five investigational agents belonging to a new class of drugs known as pherines, in addition to AV-101, an oral prodrug candidate of 7-chloro-kynurenic acid (7-CI-KYNA), which is a potent and selective full antagonist (i.e., inhibitor) of the glycine coagonist site of the N-methyl-D-aspartate receptor (NMDAR). Pherines are neuroactive nasal sprays with an innovative mechanism of action (MOA). They activate chemosensory neurons in the nasal cavity which selectively modulate key neural circuits in the brain without requiring systemic absorption or direct activity on neurons in the brain. AV-101 inhibits the activity of the ion channel of the NMDAR but does not block it, unlike approved ion channel-blocking NMDAR antagonists which have significant side effects.

Our goal is to develop and commercialize, on our own and with strategic partners, a broad range of innovative therapies for neuropsychiatric, neurological and neuroendocrine disorders where current treatment options are inadequate to meet the medical needs of and improve the lives of millions of individuals affected by CNS disorders in numerous pharmaceutical markets worldwide.

Our Product Candidates

Pherine Product Candidates

Five of our product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of drug candidates referred to as pherines. Pherines are odorless and tasteless neuroactive nasal sprays with innovative proposed mechanisms of action that are differentiated from current standard of care. When administered in low microgram level doses to selectively engage chemosensory neurons in the nasal cavity, pherines induce rapid-onset pharmacological and behavioral benefits without requiring systemic absorption or direct activity on neurons in the brain. Specifically, each of our pherine product candidates is a distinct chemical entity that selectively modulates, directly or indirectly, particular areas of the brain, such as the limbic amygdala, hypothalamus, hippocampus, locus ceruleus, and/or prefrontal cortex, which we believe are involved with the pathophysiology of multiple different CNS disorders. We believe each of our pherine product candidates has the potential to be a differentiated therapy for one or more CNS disorders, including social anxiety disorder (fasedienol), major depressive disorder (itruvone), cognitive impairment caused by mental fatigue (PH15), vasomotor syndrome (hot flashes) due to menopause, premenstrual dysphoric disorder and migraine headaches (PH80) and wasting syndrome and appetite stimulation (cachexia) (PH284), all without requiring apparent systemic absorption, binding to classic abuse liability receptors or other neurons in the brain or steroidal hormone receptors.

Fasedienol Nasal Spray for Social Anxiety Disorder (SAD)

Fasedienol (PH94B) is a synthetic investigational pherine nasal spray from the androstane family in Phase 3 clinical development for the acute treatment of anxiety for adults with SAD. When administered intranasally in microgram doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD, and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct activity on neurons in the brain to achieve its rapid-onset and short duration of anxiolytic effects. We believe fasedienol has the potential to achieve these effects with significantly reduced risks of side effects and other safety concerns, such as potential drug-drug interactions, abuse, misuse and addiction, associated with certain other systemic pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed for anxiety disorders.

The U.S. Food and Drug Administration (the FDA) has granted Fast Track designation for the development of fasedienol as a potential treatment for SAD.

Fasedienol PALISADE Phase 3 Program

Given how fasedienol’s rapid-onset MOA is differentiated from all FDA-approved anxiety drugs, our primary target indication for fasedienol is the acute treatment of anxiety in adults with SAD.  Currently, there is no FDA-approved drug therapy for the acute treatment of SAD.  For that acute indication, we have aligned with the FDA that the Subjective Units of Distress Scale (SUDS) is an appropriate primary efficacy endpoint because it provides a measure of anxiety on a minute-by-minute basis immediately related to the specific stressor. We believe utilizing a simulated anxiety-provoking public speaking challenge study design provides the most appropriate and efficient path for the clinical development of fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adult patients with SAD. Our PALISADE Phase 3 Program currently includes four randomized, double-blind, placebo-controlled, Phase 3 clinical studies designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge in a clinical setting, as measured using the patient-reported SUDS, two of which Phase 3 studies (PALISADE-1 and PALISADE-2) were previously concluded and two of which Phase 3 studies (PALISADE-3 and PALISADE-4) will be initiated in 2024, each with open-label extension. Our PALISADE Phase 3 Program also includes an open-label safety study concluded in 2022 (PALISADE OLS), a repeat dose study to be initiated in 2024 (PALISADE Repeat Dose Study), and a human factor study planned to be initiated in 2025.

PALISADE-1.  In May 2021, we initiated PALISADE-1, which was designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated anxiety-provoking public speaking challenge, as measured using the patient-reported SUDS. Enrolled patients had a diagnosis of SAD and demonstrated marked social anxiety at enrollment, as evidenced by a baseline score on the Liebowitz Social Anxiety Scale (LSAS) of at least 70. We announced top-line results from PALISADE-1 in July 2022. Although the safety and tolerability of fasedienol during PALISADE-1 was favorable and consistent with results from previously reported clinical trials, PALISADE-1 did not achieve its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo. We believe the unexpected outcome in PALISADE-1, which was inconsistent with positive placebo-controlled Phase 2 studies and the statistically significant results of our PALISADE-2 Phase 3 clinical trial discussed below, may have been due to the extraordinary multifaceted impact of the acute phase of the COVID-19 pandemic, which introduced into the typical study dynamic significant and unprecedented logistical challenges and systemic variability.

PALISADE-2.   In October 2021, near the end of the acute phase of the COVID-19 pandemic, we initiated PALISADE-2. Like PALISADE-1, PALISADE-2 was a U.S. multi-center, randomized, double-blind, placebo-controlled, Phase 3 clinical study designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated anxiety-provoking public speaking challenge, as measured using the patient-reported SUDS. Enrolled patients had a diagnosis of SAD and demonstrated marked social anxiety at enrollment, as evidenced by a baseline score on the LSAS of at least 70. After receiving top-line results from PALISADE-1 in July 2022, we paused ongoing recruitment and enrollment in PALISADE-2 to enable independent third-party biostatisticians to conduct an interim analysis of available data from the 141 subjects who were randomized up to the date it was paused. In September 2022, the independent third-party biostatisticians who conducted the interim analysis recommended that we continue PALISADE-2 as originally planned, without revealing to us any of the underlying data they had reviewed. However, for business reasons, we elected to extend our pause of PALISADE-2 pending our assessment of the then impending top-line results of the PALISADE OLS, the results of two SAD public speaking challenge studies, each with SUDS as the primary efficacy endpoint, being conducted by two peer companies, discussions with the FDA regarding the continuing acceptability of the LSAS as a primary efficacy endpoint in Phase 3 studies for the treatment of SAD, as well as a comprehensive assessment of the expense, time, statistical and regulatory implications and logistical challenges associated with resuming PALISADE-2. Following positive results from our PALISADE OLS, after learning that the two SAD public speaking challenge studies conducted by peer companies did not meet their primary efficacy endpoint as measured by the SUDS, and after positive discussions with the FDA in early 2023 regarding the continuing validity and reliability of the LSAS as a primary efficacy endpoint, for business reasons, we closed PALISADE-2 with 141 completed subjects rather than resume the study.

In early August 2023, we received and reported positive topline results from PALISADE-2 based on the 141 subjects who completed the trial. Our PALISADE-2 Phase 3 trial met its primary efficacy endpoint, the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3.  Fasedienol-treated patients demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015).  The trial also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the CGI-I.  Responders were identified as those who were rated ‘very much less anxious’ or ‘much less anxious’ and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met the important exploratory endpoint of the difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the PGI-C. Responders were identified as those who self-rated ‘very much less anxious’ or ‘much less anxious’ and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). In addition, our PALISADE-2 trial also met the exploratory endpoint of the difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant and clinically meaningful improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events, and the adverse event (AE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.

PALISADE Open-Label Study. The PALISADE OLS was a large Phase 3, open-label safety trial conducted in a real-world setting and designed to evaluate the long-term safety and tolerability of multiple, patient-tailored administrations, of fasedienol in adults with SAD when they experienced social and performance stressors in their daily lives. Long-term administration of 3.2 µg of fasedienol, as-needed, up to four times per day, was generally safe and well-tolerated, with no new safety findings or trends identified, regardless of the number of doses administered by each subject (safety population: n=481). Headache was the most common treatment-emergent adverse event (TEAE) (17.0%; 8.7% drug-related); no other TEAE occurred in more than 5.0% of subjects, except for COVID-19 TEAEs (11.4%), which were not considered related to fasedienol. Over 30,000 doses of fasedienol were administered by patients during this study.

PALISADE-3 and PALISADE-4. To complement the positive topline results from PALISADE-2, we are preparing to launch two similar Phase 3 clinical trials in 2024, PALISADE-3 in the first half of 2024 and PALISADE-4 in the second half of 2024. Like PALISADE-2, both PALISADE-3 and PALISADE-4 will be multi-center, randomized, double-blind, placebo-controlled, Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. Also, both PALISADE-3 and PALISADE-4 will have an open-label extension for a period of up to 12-months. If successful, we believe either PALISADE-3 or PALISADE-4, together with PALISADE-2, may establish substantial evidence of effectiveness of fasedienol in support of a potential fasedienol NDA submission for the acute treatment of anxiety in adults with SAD with the FDA in the first half of 2026.

PALISADE Repeat Dose Study.  We are also planning to initiate a PALISADE repeat dose clinical trial (PALISADE Repeat Dose Study) in the second half of 2024.  PALISADE Repeat Dose Study will be a multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to evaluate repeated dosing of fasedienol in adult patients with SAD during a single simulated, anxiety-provoking public speaking challenge in a clinical setting. The PALISADE Repeat Dose Study trial will consist of three different dosing arms, with an open-label extension for a period of up to 12-months.

As a potential future expansion of our PALISADE Phase 3 program for fasedienol in SAD, we may conduct additional clinical trials of fasedienol in adult and/or pediatric populations in a real-world setting over a multiple week period, with the LSAS for adult subjects or the LSAS-CA, which is the version of the LSAS we believe is suitable for use with subjects who are children or adolescents, as the primary efficacy endpoint.  If conducted, these studies will be part of our potential future FEARLESS program for fasedienol and will be designed to build on results from a previous randomized, double-blind, placebo-controlled, Phase 2 real-world crossover study of fasedienol in SAD and exploratory efficacy observations measured by the LSAS in a large cohort of subjects in our PALISADE OLS.

Initiation of all planned clinical trials of fasedienol remains subject to FDA feedback of our proposed study designs.

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

In June 2023, we completed a small U.S. single-center, randomized, double-blinded, placebo-controlled Phase 1 clinical trial to investigate the safety and tolerability of itruvone in healthy adult subjects. The trial was designed to confirm the favorable safety profile of itruvone established in three previous clinical trials conducted in Mexico, including a positive randomized, double-blind, placebo-controlled Phase 2A study of itruvone in MDD, and facilitate potential Phase 2B clinical development of itruvone, in the U.S., by us or by a strategic development and commercialization partner, as a fast-acting monotherapy for MDD. Positive data from this Phase 1 trial demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile.

The FDA has granted Fast Track designation for the development of itruvone as a potential treatment for MDD.

PH80 Nasal Spray for Women’s Health Disorders and Migraine

PH80 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for vasomotor symptoms (hot flashes) due to menopause, premenstrual dysphoric disorder (PMDD), and other women’s health disorders and migraine headaches. PH80 activates chemosensory neurons in the nasal cavity connected to neural circuits that modulate the basal forebrain associated with the control of body temperature. Positive results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A study of PH80 for the acute treatment of vasomotor symptoms (hot flashes) due to menopause.  The Phase 2A study demonstrated a statistically significant reduction in the daily number of menopausal hot flashes compared to placebo at the end of the first week of treatment (p<.001), and the improvement was maintained through each treatment week until the end of the four-week treatment period. We are preparing to conduct studies necessary to submit a U.S. IND for Phase 2B clinical development of PH80 in the U.S. for the treatment of patients with moderate to severe vasomotor symptoms (hot flashes) due to menopause.

We recently reported positive results from a previously unreported randomized, double-blind, placebo-controlled Phase 2A clinical study of PH80 in an exploratory Phase 2A study for acute management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, in subjects with a regular menstrual cycle and at least a one-year history of PMDD. This Phase 2A study demonstrated a statistically significant improvement versus placebo in acute management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms. The initial study visit occurred after the onset of symptoms. All subjects were administered placebo nasal spray and those who showed no symptom improvement were eligible to return for the second visit, which occurred after the onset of symptoms during the next menstrual cycle. At the second study visit, subjects were randomized to receive a single dose of 0.9 µg PH80 nasal spray or placebo in the clinic. PH80 demonstrated statistically and clinically significant improvement versus placebo in symptoms of PMDD using the subject-rated Penn Daily Symptom Report (DSR) as early as day four and continuing to day six. PH80 was well-tolerated with no SAEs. The most common SAE was headache, reported by 17% in the placebo group and 7% in the PH80 group. No other treatment-emergent SAE occurred more than once per subject.

In addition, PH80 initiates neural impulses in the olfactory bulb transmitted by pathways that affect the function of multiple structures in the brain, including the amygdala and hypothalamus, that have been linked to the pathology of migraine.

PH15 Nasal Spray for Cognitive and Psychomotor Performance and Improvement

PH15 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. We believe intranasal PH15 has the potential to improve cognitive and psychomotor performance and improvement of reaction time in individuals with mental fatigue. We are currently evaluating the path forward for PH15, including an assessment of studies we believe will be necessary to submit a U.S. IND for further Phase 2 clinical development of PH15 in the U.S., on our own or with collaborators, including the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray for Cachexia

PH284 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under-recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the path forward for PH284, including planning for studies we believe will be necessary to submit a U.S. IND for further Phase 2 clinical development of PH15 for the treatment of cachexia, on our own or with collaborators, including the appropriate patient populations for demonstrating an increase in appetite and weight gain.

Initiation of all planned clinical trials of fasedienol remains subject to FDA feedback of our proposed study designs.

Recent Developments

October 2023 Public Offering

On October 2, 2023, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C., as the representatives of the underwriters identified therein (the Underwriters), in connection with the underwritten offering, issuance and sale by the Company of 15,010,810 shares of our common stock, pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants), warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof) (the T2 Warrants). The combined offering price for each share of common stock, accompanying T1 Warrant and accompanying T2 Warrant was $5.38. The combined offering price per Pre-Funded Warrant, accompanying T1 Warrant and accompanying T2 Warrant was $5.379. The securities were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-254299) (the S-3 Shelf Registration Statement) and a related prospectus supplement filed with the Securities and Exchange Commission (the October 2023 Public Offering). The October 2023 Public Offering closed on October 4, 2023, at which time we received net proceeds of approximately $93.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Refer to Note 10, Subsequent Events, for additional information regarding the securities offered, issued and sold in connection with the October 2023 Public Offering.

ATM Sales

Between June 30, 2023 and September 14, 2023, we sold an aggregate of 4,137,077 shares of our common stock under the Open Market Sale Agreement SM (Sales Agreement) for an at-the-market offering (ATM) program with Jefferies LLC (Jefferies) for aggregate net cash proceeds of approximately $35.1 million.

Negotiation Agreement with Fuji Pharma

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange listed, Japan-based pharmaceutical company. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time (described below), to negotiate exclusively with Fuji Pharma a potential license to develop and commercialize PH80, our pherine product candidate in Japan, including for the acute treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause and potentially other indications. The Negotiation Agreement provides for a term of the later to occur of (i) fourteen (14) months beginning on the date of receipt of the Purchase Price (defined below) by the Company or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts an Investigational New Drug application for PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause (Exclusive Negotiation Period).

As consideration for the Exclusive Negotiation Period provided by the Company to Fuji Pharma under the Negotiation Agreement, Fuji Pharma agreed to make a payment of $1.5 million (Purchase Price), we received the Purchase Price in full in November 2023. The Purchase Price is not refundable, except upon a material breach of the Negotiation Agreement by the Company. Should the Company and Fuji Pharma enter into a definitive license agreement during the Exclusive Negotiation Period for the development and commercialization of PH80 in Japan (a Potential Definitive Agreement), the Purchase Price will be credited against the fee paid by Fuji Pharma to the Company in connection with the execution of such agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.

Subsidiaries

Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem). For the relevant periods, our condensed consolidated financial statements in this Report also include the accounts of Vistastem’s two wholly owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Financial Operations Overview and Results of Operations

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (Form 10-K), as filed with the SEC on June 28, 2023. There have been no changes in significant accounting estimates during the six months ended September 30, 2023 since those disclosed in our Form 10-K.

Summary

Net Loss

Since inception, we have devoted substantial resources to advance initiatives related to research, development, and contract manufacturing of our intranasal investigational pherine product candidates, fasedienol and itruvone, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. Throughout Fiscal 2022 and Fiscal 2023, we allocated significant resources to our PALISADE-1 and PALISADE-2 clinical trials conducted as a part of our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD. In the first two quarters of our fiscal year ending March 31, 2024, (Fiscal 2024) we have continued to focus our efforts on fasedienol and preparing to launch the next Phase 3 clinical trials in our PALISADE Phase 3 Program for fasedienol. In addition, we are continuing to conduct various preclinical and clinical studies and manufacturing activities for other product candidates. We have on-going initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives and other activities. At September 30, 2023, we had an accumulated deficit of approximately $340.3 million. Our net loss for Fiscal 2023 and Fiscal 2022 was approximately $59.2 million and $47.8 million, respectively, and we incurred a net loss of approximately $13.5 million for the six months ended September 30, 2023. We expect losses to continue for the foreseeable future as we engage in further research, development and regulatory activities related to fasedienol, itruvone and AV-101 and, potentially, the new multiple pherines we acquired as a result of our acquisition of Pherin  in February 2023. We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.

Results of Operations

The following table summarizes the results of our operations for the three and six months ended September 30, 2023 and 2022 (amounts in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Sublicense revenue	$278	$(892)	$455	$(582)
Operating expenses:
Research and development	3,851	12,895	8,048	28,186
General and administrative	3,207	3,702	6,185	8,494
Total operating expenses	7,058	16,597	14,233	36,680
Loss from operations	(6,780)	(17,489)	(13,778)	(37,262)
Interest income, net	192	6	290	8
Loss before income taxes	(6,588)	(17,483)	(13,488)	(37,254)
Income taxes	-	-	(3)	(6)
Net loss	$(6,588)	$(17,483)	$(13,491)	$(37,260)

Revenue

We recognized $277,700 and $455,300 in sublicense revenue for the three and six months ended September 30, 2023 as compared to ($892,500) and ($582,500) for the three and six months ended September 30, 2022. At September 30, 2022, we extended the date in our estimate to complete the performance obligation under the AffaMed Agreement. As a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022 which resulted in derecognition of an aggregate of $892,500 of previously recognized revenue.

While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and Development expenses consist of the following (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Compensation and related	$1,379	$1,744	$2,772	$3,396
Stock-based compensation	305	466	614	796
Consulting and other professional services	319	174	513	445
Clinical and development expenses:
Fasedienol and Itruvone	1,511	9,815	3,524	22,400
AV-101	85	484	162	732
All other	20	18	39	34
	1,616	10,317	3,725	23,166
Occupancy and all other	232	194	424	383
Total Research and Development Expense	$3,851	$12,895	$8,048	$28,186

For the three and six months ended September 30, 2023, the decrease in research and development expenses, as compared to the same periods in 2022, was primarily due to the following:

●

Compensation and related expenses decreased by $365 thousand and $624 thousand for the three and six months ended September 30, 2023, respectively, primarily due to voluntary terminations following the results of the PALISADE-1 study in Fiscal 2023.

●

Clinical and development expenses decreased by $8.7 million and $19.4 million for the three and six months ended September 30, 2023, respectively, primarily related to study closing processes for the PALISADE-1 and PALISADE-2 clinical trial components of our PALISADE Phase 3 Program for fasedienol, as well as nonclinical development, regulatory and outsourced manufacturing activities for both fasedienol and itruvone.

General and Administrative Expense

General and administrative expenses consist of the following (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Compensation and related	$1,071	$1,051	$2,098	$2,162
Stock-based compensation	279	566	539	1,193
Consulting and professional services	1,257	1,665	2,409	4,210
Insurance, occupancy and all other expenses	600	420	1,139	929
	$3,207	$3,702	$6,185	$8,494

For the three and six months ended September 30, 2023, the decrease in general and administrative expenses, as compared to the same periods in 2022, was primarily due to the following:

●

Stock-based compensation decreased by $287 thousand and $654 thousand for the three and six months ended September 30, 2023, respectively, primarily due to option grants becoming fully vested with no significant new option grants.

●

Consulting and professional services decreased by $408 thousand and $1.8 million for the three and six months ended September 30, 2023, respectively, primarily due to professional service fees expensed in the three and six months ended September 30, 2022 for pre-commercial activities as well as service fees associated with a potential credit facility offering that was not consummated as a result of the outcome of our PALISADE-1 clinical trial.

We expect research and development and general and administrative expenses will increase during the remainder of fiscal year 2024 as we continue to advance our PALISADE Phase 3 program.

Interest Income, Net

Interest income, net increased in the three and six months ended September 30, 2023 as compared the same periods in 2022 due to increases in interest rates as well as interest earned on cash proceeds received from our ATM program.

Liquidity and Capital Resources

Since our inception in May 1998 through September 30, 2023, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $245.0 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in noncash acquisitions of product licenses, our acquisition of Pherin in February 2023, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During the six months ended September 30, 2023, we sold 4,698,495 shares of our common stock under the terms of our ATM program for net cash proceeds of approximately $36.2 million. In addition, as noted in Note 10, Subsequent Events, we received net proceeds of approximately $93.5 million from the October 2023 Public Offering subsequent to the quarter ended September 30, 2023, and through the date of the issuance of this Report. These financings and other transactions consummated in Fiscal 2024, as well as financings and other transactions consummated prior to Fiscal 2024, have provided the primary sources of our liquidity.

We had cash and cash equivalents of approximately $37.6 million at September 30, 2023 and as noted above, we received net proceeds of approximately $93.5 million from the October 2023 Public Offering, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of these condensed consolidated financial statements. We are continuing to manage our cash resources as we prepare to launch our PALISADE-3 and PALISADE-4 Phase 3 clinical trials of fasedienol as a potential new treatment of anxiety in adults with SAD, as well as a potential Phase 2B trial of itruvone and nonclinical studies of our other pherine candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through sale of equity or debt securities, government grants and research awards, and partnering collaborations or license agreements.

When necessary and advantageous, we will seek additional financial resources to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the ATM program, (ii) non-dilutive government grants and research awards and (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. Subject to certain restrictions, our S-3 Shelf Registration Statement remains available for future sales of our equity securities in one or more public offerings from time to time. While we may make additional sales of our equity securities under the S-3 Shelf Registration Statement and/or under the Sales Agreement, we do not have an obligation to do so.

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

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(14,081)	$(32,309)
Net cash used in investing activities	-	(200)
Net cash provided by (used in) financing activities	35,051	(339)
Net decrease in cash and cash equivalents	20,970	(32,848)
Cash and cash equivalents at beginning of period	16,638	68,136
Cash and cash equivalents at end of period	$37,608	$35,288

During the six months ended September 30, 2023, cash used in operations was $14.1 million compared to $32.3 million for the six months ended September 30, 2022. The decrease in cash used in operations is primarily due to our completion of fasedienol clinical trials including PALISADE-2 and a decrease in compensation and related expenses due to the results of PALISADE-1.

Cash provided by financing activities in the six months ended September 30, 2023 primarily reflects net proceeds from our transactions under our ATM program.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (SEC) on June 28, 2023, that occurred during the quarter ended September 30, 2023, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●

failures of future clinical studies of our product candidates, or delays in the commencement or completion of our planned clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

●	we require additional financing to execute our long-term business plan either on our own or with collaborators, including further development of our product candidates;

●

we depend heavily on the success of our product candidates, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●	if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce and develop our product candidates;

●

the successful completion of clinical or nonclinical studies in any of our development programs may not be sufficient to cause the FDA to approve any New Drug Application (NDA) that we may submit or cause any other agency to provide regulatory approval of any of our product candidates and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

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

From our inception through 2019, a substantial portion of our resources were dedicated to research and development of AV-101 and the stem cell technology platform of our wholly-owned subsidiary, Vistastem Therapeutics. Since 2019, we have expended a considerable portion of our resources for research, clinical development, manufacturing and regulatory expense related to fasedienol and itruvone, including costs related to the PALISADE Phase 3 Program and our Phase 1 study of itruvone in MDD. We expect to continue to expend substantial resources for the foreseeable future developing fasedienol, itruvone, AV-101 and our other product candidates, PH15, PH80 and PH284, on our own and in strategic collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials and obtaining regulatory approvals should the FDA approve any of such product candidates for sale.

We had cash and cash equivalents of approximately $37.6 million at September 30, 2023, and we have not yet developed products that generate recurring revenue. Assuming successful completion of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

During the next twelve months, subject to availability of adequate working capital, we plan to (i) continue to advance our PALISADE Phase 3 Program to develop and commercialize fasedienol as a new acute treatment of anxiety in adults with SAD, (ii) complete preparations, on our own or with a collaborator for further Phase 2B clinical development of itruvone, on our own or with a collaborator, as a potential stand-alone treatment for MDD, (iii) complete IND-enabling activities, either on our own with a collaborator, for Phase 2B development of PH80, PH15 and PH284 and Phase 2A development of AV-101 for one or more neurological disorders involving the NMDAR, and (iv) conduct various nonclinical studies involving each of our product candidates.

Although we received the $5 million upfront payment under the AffaMed Agreement in August 2020 and the $1.5 million Purchase Price from Fuji Pharma in November 2023 and expect to recognize those amounts as revenue in future periods, we have no other sources of revenue or recurring cash flows from product sales to sustain our present activities, and we do not expect to generate sustainable positive operating cash flows until, and unless, we (i) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized, (ii) enter into additional transactions involving our stem cell technology, or (iii) obtain approval from the FDA and other regulatory authorities and successfully commercialize fasedienol, or one of our other product candidates, on our own or through collaborations.

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

Risks Related to Product Development, Regulatory Approval

Failures of clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

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

●

Negative impacts on our employees, collaborators and suppliers: COVID-19 impacted, and variant and subvariant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, collaborators, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. During the acute phase of the COVID-19 pandemic, we experienced delays of the delivery of supplies of active pharmaceutical product (API) required to continue development of fasedienol and itruvone. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

We have been granted Fast Track designation from the FDA for development of fasedienol for the treatment of SAD, itruvone for the treatment of major depressive order (MDD) and AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain (NP). However, these designations may not actually lead to faster development or regulatory review or approval processes for fasedienol or AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for fasedienol, itruvone or AV-101 as a treatment option for other CNS indications or for any of our other product candidates in the future.

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

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. In December 2019, the FDA granted Fast Track designation for development of fasedienol for the treatment of SAD. In December 2022, the FDA granted Fast Track designation for the development of itruvone  for the treatment of MDD. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for fasedienol or AV-101 and the FDA may withdraw Fast Track designation of fasedienol, AV-101 or itruvone if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for fasedienol, AV-101, itruvone and any of our other product candidates as a treatment option for other CNS indications. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe our product candidates may be eligible for this designation, we cannot be sure that the FDA will grant it.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $59.2 million and $47.8 million during our fiscal years ended March 31, 2023 and 2022, respectively, and approximately $13.5 million during the six months ended September 30, 2023. At March 31, 2023, we had an accumulated deficit of approximately $326.9 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2023 as a result of the uncertainty of our ability to continue as a going concern. Our accumulated deficit increased to approximately $340.3 million at September 30, 2023. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. Through September 30, 2023, we have received approximately $23.0 million, consisting of receipts of non-dilutive cash payments from collaborators, sublicense revenue, including the $5.0 million cash payment received under the AffaMed Agreement during the quarter ended September 30, 2020, approximately $2.6 million of which remains recorded as deferred revenue at September 30, 2023, and research and development grant awards from the U.S. National Institute of Health (NIH). We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of our current and/or future CNS product candidate, or we enter into one or more development and commercialization agreements with respect our current CNS product candidates or one or more other future CNS product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

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

As of March 31, 2023, we had federal and state net operating loss carryforwards of approximately $191.9 million and $65.2 million, respectively, which began to expire in the year ended March 31, 2022 and will continue to expire in future periods.  Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of prior or future offerings of our debt and/or equity securities, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us could have a material adverse effect on our results of operations in future years. Although we have completed significantly dilutive equity offerings, including the October 2023 Public Offering, we have not yet completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Secured Securities

None.

Item 5. Other Information.

During the fourth quarter of Fiscal 2022, we entered into a consulting agreement (the “FitzPatrick Co. Consulting Agreement”) with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board, is Chief Executive Officer, to provide corporate development and public relations advisory services. The FitzPatrick Co. Consulting Agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the FitzPatrick Co Consulting Agreement effective October 1, 2023 by entering into Amendment No. 4 to the FitzPatrick Co Consulting Agreement on November 9, 2023 (the “FitzPatrick Co Amendment”) as all matters set forth in the statement of work were completed as of that date.

The foregoing description of the FitzPatrick Co Amendment is not complete and is qualified in its entirety by reference to the full text of the FitzPatrick Co Amendment, which is attached to this Report as Exhibit 10.2.

Item 6. Exhibits

Exhibit
Number	Description

1.1

Underwriting Agreement, dated as of October 2, 2023, by and among the Company, Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C., incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023.

4.1	Form of Pre-Funded Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.2	Form of T1 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.3	Form of T2 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
10.1

Indemnification Agreement, dated October 24, 2023, by and between Vistagen Therapeutics, Inc. and Joshua Prince, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023.

10.2*	Amendment No. 4 to Consulting Agreement by and between the Company and FitzPatirck Co. LLC, dated November 9, 2023.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: November 9, 2023	VISTAGEN THERAPEUTICS, INC. /s/ Shawn K. Singh Shawn K. Singh Chief Executive Officer (Principal Executive Officer)
/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)