Form 10-Q
period 2023-12-31
Vistagen Therapeutics, Inc.
filed 2024-02-13
CIK 1411685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 12, 2024, 27,025,209 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,559,200	$16,637,600
Prepaid expenses and other current assets	1,480,300	802,700
Deferred contract acquisition costs - current portion	74,500	67,100
Total current assets	128,114,000	17,507,400
Property and equipment, net	445,100	507,300
Right-of-use asset - operating lease	1,933,600	2,260,300
Deferred offering costs	325,700	495,700
Deferred contract acquisition costs - non-current portion	148,700	217,600
Security deposits	100,900	100,900
Total assets	$131,068,000	$21,089,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,737,000	$2,473,100
Accrued expenses	129,300	787,400
Note payable	-	105,300
Deferred revenue - current portion	1,762,800	714,300
Operating lease obligation - current portion	533,500	485,600
Financing lease obligation - current portion	1,900	1,700
Total current liabilities	4,164,500	4,567,400
Deferred revenue - non-current portion	1,899,400	2,314,600
Operating lease obligation - non-current portion	1,713,300	2,119,800
Financing lease obligation - non-current portion	6,000	7,400
Total liabilities	7,783,200	9,009,200
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and March 31, 2023; no shares outstanding at December 31, 2023 and March 31, 2023	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at December 31, 2023 and March 31, 2023; 27,029,731 and 7,315,583 shares issued at December 31, 2023 and March 31, 2023, respectively	27,000	7,300
Additional paid-in capital	473,918,200	342,892,500
Treasury stock, at cost, 4,522 shares of common stock held at December 31, 2023 and March 31, 2023	(3,968,100)	(3,968,100)
Accumulated deficit	(346,692,300)	(326,851,700)
Total stockholders’ equity	123,284,800	12,080,000
Total liabilities and stockholders’ equity	$131,068,000	$21,089,200

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues:
Sublicense and other revenue	$411,400	$179,600	$866,700	$(402,900)
Total revenues	411,400	179,600	866,700	(402,900)
Operating expenses:
Research and development	4,537,600	6,854,000	12,585,400	35,039,800
General and administrative	3,757,800	3,092,100	9,943,300	11,586,200
Total operating expenses	8,295,400	9,946,100	22,528,700	46,626,000
Loss from operations	(7,884,000)	(9,766,500)	(21,662,000)	(47,028,900)
Other income, net:
Interest income, net	1,534,200	5,300	1,823,900	13,700
Loss before income taxes	(6,349,800)	(9,761,200)	(19,838,100)	(47,015,200)
Income taxes	-	-	(2,500)	(5,500)
Net loss and comprehensive loss	$(6,349,800)	$(9,761,200)	$(19,840,600)	$(47,020,700)
Basic and diluted net loss per common share	$(0.22)	$(1.42)	$(1.27)	$(6.82)
Weighted average common shares outstanding, basic and diluted	29,388,085	6,894,603	15,632,451	6,891,641

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at March 31, 2022	6,889,400	$6,900	$336,280,500	$(3,968,100)	$(267,604,000)	$64,715,300
Stock-based compensation expense	-	-	956,900	-	-	956,900
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,500	-	56,100	-	-	56,100
Issuance of common stock upon exercise of options for cash	3,333	-	100,000	-	-	100,000
Net loss	-	-	-	-	(19,776,300)	(19,776,300)
Balance at June 30, 2022	6,895,233	6,900	337,393,500	(3,968,100)	(287,380,300)	46,052,000
Stock-based compensation expense	-	-	1,031,800	-	-	1,031,800
Issuance of common stock upon exercise of options for cash	367	-	4,400	-	-	4,400
Issuance of common stock upon exercise of options (cashless)	3,646	-	-	-	-	-
Net loss	-	-	-	-	(17,483,200)	(17,483,200)
Balance at September 30, 2022	6,899,246	6,900	338,429,700	(3,968,100)	(304,863,500)	29,605,000
Stock-based compensation expense	-	-	746,300	-	-	746,300
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,667	-	7,000	-	-	7,000
Increase in fair value attributed to warrant modifications	-	-	77,400	-	-	77,400
Net loss	-	-	-	-	(9,761,200)	(9,761,200)
Balance at December 31, 2022	6,901,913	$6,900	$339,260,400	$(3,968,100)	$(314,624,700)	$20,674,500

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at March 31, 2023	7,315,583	$7,300	$342,892,500	$(3,968,100)	$(326,851,700)	$12,080,000
Stock-based compensation expense	-	-	569,100	-	-	569,100
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4,200	-	-	4,200
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	561,418	600	1,098,200	-	-	1,098,800
Net loss	-	-	-	-	(6,903,100)	(6,903,100)
Balance at June 30, 2023	7,879,673	7,900	344,564,000	(3,968,100)	(333,754,800)	6,849,000
Stock-based compensation expense	-	-	583,700	-	-	583,700
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	4,137,077	4,100	34,796,100	-	-	34,800,200
Net loss	-	-	-	-	(6,587,700)	(6,587,700)
Balance at September 30, 2023	12,016,750	12,000	379,943,800	(3,968,100)	(340,342,500)	35,645,200
Stock-based compensation expense	-	-	506,700	-	-	506,700
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,171	-	3,700	-	-	3,700
Issuance of common stock and pre-funded warrants through public offering, net of issuance costs	15,010,810	15,000	93,464,000	-	-	93,479,000
Net loss	-	-	-	-	(6,349,800)	(6,349,800)
Balance at December 31, 2023	27,029,731	$27,000	$473,918,200	$(3,968,100)	$(346,692,300)	$123,284,800

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,840,600)	$(47,020,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,500	96,200
Stock-based compensation	1,659,500	2,734,900
Warrant modification expense	-	77,400
Amortization of operating lease right-of-use asset	327,000	297,900
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	201,900	3,037,900
Operating lease liability	(359,000)	(321,500)
Deferred sublicense and other revenue, net of deferred contract acquisition costs	695,000	365,000
Accounts payable and accrued expenses	(1,394,200)	(1,509,500)
Net cash used in operating activities	(18,615,900)	(42,242,400)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(32,300)	(212,000)
Net cash used in investing activities	(32,300)	(212,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, including option exercises	-	104,400
Proceeds from issuance of common stock and warrants, net of issuance costs	93,517,200	-
Net proceeds (expenses) from sale of common stock under Open Market Sale Agreement, net of deferred offering costs	36,030,700	(89,600)
Net proceeds from sale of common stock under Employee Stock Purchase Plan	7,900	63,100
Principal payments on financing lease obligations	(1,200)	(1,000)
Repayment of note payable	(984,800)	(720,500)
Net cash provided by (used in) financing activities	128,569,800	(643,600)
Net increase (decrease) in cash and cash equivalents	109,921,600	(43,098,000)
Cash and cash equivalents at beginning of period	16,637,600	68,135,300
Cash and cash equivalents at end of period	$126,559,200	$25,037,300
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$879,500	$1,139,700
Purchases of equipment included in accounts payable	$17,900	$-
Acquisition of office lease subject to financing lease	$-	$10,600

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business

Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company pioneering neuroscience to deliver first-in-class therapies for psychiatric and neurological disorders. Five of our six clinical-stage product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of drugs known as pherines, which have the potential to rapidly deliver meaningful efficacy with a differentiated safety profile. Pherines are investigational neuroactive nasal sprays with innovative proposed mechanisms of action that activate chemosensory neurons in the nasal passages to impact fundamental neural circuits in the brain without the need for systemic absorption or binding to receptors in the brain. Our sixth clinical-stage product candidate, AV-101, is an investigational oral drug candidate with the potential to inhibit, but not block, NMDA receptor activity. Vistagen is passionate about transforming what is possible in the treatment of anxiety, depression, and other neuroscience disorders.

2.  Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at March 31, 2023, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The report of our independent auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended March 31, 2023, that states that our ongoing losses raised substantial doubt about our ability to continue as a going concern. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 (our Annual Report).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include those relating to revenue recognition, share-based compensation, right-of-use assets and lease liabilities and assumptions that have been used historically to value warrants and warrant modifications. Actual results could differ from those estimates. Changes in estimates are reflected in the reported results in the period in which they become known.

Liquidity

We have incurred significant losses and negative cash flows from operations since inception. As of December 31, 2023, we had an accumulated deficit of $346.7 million. We expect that operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $126.6 million as of December 31, 2023 will be sufficient to fund operating expenses and capital requirements for more than 12 months from the date the unaudited condensed consolidated financial statements are issued.

Recently Issued Accounting Pronouncements

There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2023, and 2022, to the recently issued accounting standards for the nine months ended December 31, 2023.

3. Fair Value Measurements

We have certain financial assets that are measured at fair value on a recurring basis, which consist of cash held in money market funds. These assets, which are classified within Level 1 of the fair value hierarchy and are reflected as a component of cash and cash equivalents on the condensed consolidated balance sheets, totaled $120.8 million and $5.0 million at December 31, 2023 and March 31, 2023, respectively. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2023 or March 31, 2023.

4. Note Payable

In May 2023, we executed a 7.43% promissory note in the principal amount of $0.9 million in connection with certain insurance policy renewal premiums. The note was payable in monthly installments of $0.1 million, including principal and interest, through February 2024. We paid this note in full in August 2023.

In May 2022, we executed a 3.88% promissory note in the principal amount of $1.1 million in connection with certain insurance policy premiums. The note was payable in monthly installments of $0.1 million, including principal and interest, and we paid this note in full in April 2023.

5.  Capital Stock

Common Stock

Reverse Split of Common Stock

On June 6, 2023, we implemented the stockholder-approved one-for-thirty (1-for-30) Reverse Stock Split. The number of shares and exercise prices of outstanding options to purchase common stock granted under our stockholder-approved equity compensation plans and common stock purchase warrants issued prior to June 6, 2023, have been adjusted proportionately to reflect the Reverse Stock Split. Following the Reverse Stock Split, authorized shares of our common stock remain unchanged at 325,000,000 and authorized shares of our preferred stock remain unchanged at 10,000,000. The par value of our common stock and preferred stock remains at $0.001 per share. All issued and outstanding shares of common stock, options exercisable for common stock and common stock purchase warrants issued prior to June 6, 2023, and per share amounts for all periods presented in the accompanying condensed consolidated financial statements have been adjusted retrospectively to reflect the Reverse Stock Split.

Open Market Sale Agreement

In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) pursuant to which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. During the nine months ended December 31, 2023, we sold an aggregate of 4,698,495 shares of our common stock under the Sales Agreement and received net cash proceeds of $36.2 million. We did not sell any shares under the Sales Agreement during the three months ended December 31, 2023.

October 2023 Public Offering

On October 2, 2023, we completed an underwritten public offering (the October 2023 Public Offering), whereby we offered and sold, for gross proceeds of approximately $100,000,000, a total of 15,010,810 shares of our common stock and, to certain investors, 3,577,240 pre-funded warrants to purchase up to 3,577,240 shares of common stock in lieu of shares of common stock (the Pre-Funded Warrants). Each share of common stock and/or Pre-Funded Warrant was issued together with a ratably allocated portion of both warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof) with an exercise price of $8.877 per share (the T2 Warrants). The combined offering price for each share of common stock, accompanying T1 Warrant and accompanying T2 Warrant was $5.38. The combined offering price per Pre-Funded Warrant, accompanying T1 Warrant and accompanying T2 Warrant was $5.379. The securities were issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-254299) and a related prospectus supplement filed with the Securities and Exchange Commission on October 3, 2023. The October 2023 Public Offering closed on October 4, 2023. The net proceeds to us from the October 2023 Public Offering were approximately $93.5 million, after deducting expenses related to the offering, including commissions, legal expenses and other offering costs.

The Pre-Funded Warrants, T1 Warrants and T2 Warrants are exercisable, only at the option of the holder, at any time after October 4, 2023. Holders of Pre-Funded Warrants, T1 Warrants, and T2 Warrants are entitled to receive dividends, if declared, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock. We may not effect the exercise of any Pre-Funded, T1 Warrant, or T2 Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded, T1 or T2 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not to exceed 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule) upon at least 61 days’ prior notice from the holder to us subject to the terms of the respective warrant agreement.

We evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital.

Common Stock Warrants

At December 31, 2023, the following common stock warrants were outstanding:

Number of Common Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
33,334	$15.000	12/9/2024
12,352	$21.900	7/25/2025
3,577,240	$0.001	N/A
9,294,022	$5.380	(a)
11,265,086	$8.877	10/4/2028

(a)

The warrants will expire 60 days after the later of (i) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-3 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD and (ii) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-4 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD.

The weighted average exercise price of all outstanding warrants at December 31, 2023 is $6.24 per share.

On May 1, 2020, we filed a Registration Statement on Form S-3 covering the resale of the shares underlying all of the currently outstanding warrants at that time (the Warrant Registration Statement). The SEC declared the Warrant Registration Statement effective on May 13, 2020. No outstanding warrant, including the warrants issued in connection with the October 2023 Public Offering, is subject to any down-round anti-dilution protection feature.

6. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in operating expense:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Research and development expense	$282,500	$296,200	$896,600	$1,091,900
General and administrative expense	224,200	450,100	762,900	1,643,000
Total stock-based compensation expense	$506,700	$746,300	$1,659,500	$2,734,900

7. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Pre-Funded Warrants associated with the October 2023 Public Offering (see Note 5 above) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock and common stock options outstanding under the Company’s equity compensation plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2023	2022
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	729,500	752,264
Outstanding warrants to purchase common stock	20,604,794	79,920
Total	21,334,294	832,184

8. Sublicensing and Collaborative Agreements

We recognized sublicense and other revenue of $0.4 million and $0.9 million for the three and nine months ended December 31, 2023, respectively, and $0.2 million and $(0.4) million for the three and nine months ended December 31, 2022, respectively.

The following table presents changes in contract assets and liabilities during the nine months ended December 31, 2023.

	Balance at March 31, 2023	Additions	Deductions	Balance at December 31, 2023
Contract assets:
Deferred contract acquisition costs	$284,700	$-	$(61,500)	$223,200
Contract liabilities:
Deferred revenue	$3,028,900	$1,500,000	$(866,700)	$3,662,200

The following summarizes the terms of our collaboration arrangements:

AffaMed Agreement

In June 2020, we entered into a license and collaboration agreement (the AffaMed Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands, now AffaMed Therapeutics, Inc. (AffaMed), pursuant to which we granted AffaMed an exclusive license to develop and commercialize fasedienol for social anxiety disorder (SAD) and potentially other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.

Under the terms of the AffaMed Agreement, AffaMed paid to us a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event that there is no market exclusivity in the period. Royalty payments may also be reduced if there is generic competitive product in the Territory in the period.

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

Development and commercialization milestones were not considered probable at inception and therefore, were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

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

As of December 31, 2023 and March 31, 2023, we had short-term deferred revenue of $0.8 million and $0.7 million, respectively, and long-term deferred revenue of $1.6 million and $2.3 million, respectively, related to the AffaMed Agreement. During the three and nine months ended December 31, 2023, we recognized revenue of $0.2 million and $0.7 million, respectively, under the AffaMed Agreement, which was included in the contract liability balance as of March 31, 2023. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.

The AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis upon the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.

Fuji Pharma Agreement

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize our PH80 product candidate in Japan (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for the product candidate (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts an Investigational New Drug application for PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause (Exclusive Negotiation Period).

As consideration for the Exclusive Negotiation Period, Fuji Pharma agreed to make a payment to us of $1.5 million (Purchase Price), payable upon occurrence of the Payment Event. The Payment Event occurred in October 2023, and we received payment of the Purchase Price in full in November 2023. The Purchase Price is non-refundable, except upon a material breach of the Negotiation Agreement by the Company; however, should the Company and Fuji Pharma enter into the Potential Definitive Agreement, the Purchase Price will be creditable against any upfront fee due in connection with the execution of such agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.

As of December 31, 2023, we had short-term deferred revenue of $1.0 million and long-term deferred revenue of $0.3 million related to the Negotiation Agreement. During the three and nine months ended December 31, 2023, we recognized $0.2 million of revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized over the expected remaining estimated contractual term.

9. Related Party Transactions

In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. During the three and nine months ended December 31, 2023, we recorded expense of $30,000 and $140,000, respectively.

In January 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board of Directors, is Managing Director, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the FitzPatrick Co. Consulting Agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $0 and $70,000 for the three and nine months ended December 31, 2023, respectively, as compared to $45,000 and $135,000 for the three and nine months ended December 31, 2022, respectively.

In November 2022, Ann Cunningham resigned as our Chief Commercial Officer to serve full-time as Managing Partner of i3 Strategy Partners, a pharmaceutical consulting firm founded by Ms. Cunningham. i3 Strategy Partners began providing commercial planning advisory services to us pursuant to a consulting agreement, dated November 2022. The initial term of the consulting agreement will expire on March 31, 2024. During the three and nine months ended December 31, 2023, we recorded expense under the consulting agreement of $52,000 and $117,000, respectively, as compared to $120,000 for the three and nine months ended December 31, 2022. Ms. Cunningham remains a member of our Board of Directors.

10. Commitments and Contingencies

From time to time, we may be party to litigation, arbitration or other legal proceedings in the course of our business. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity, and financial condition could be adversely affected.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (FDA) and other domestic and foreign regulatory agencies, our ability to obtain, maintain and enforce patents on our products once approved for marketing, the impact of competitive products, product development, commercialization potential and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report.  Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management, and Board of Directors (Board) or disadvantageous to our stockholders.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management or Board to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Report or otherwise. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Accordingly, you should not rely upon forward-looking statements in this Report as predictions of future events. The events and circumstances reflected in the forward-looking statements in this Report may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results or revised expectations. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

We are a clinical-stage biopharmaceutical company pioneering neuroscience to deliver first-in-class therapies for psychiatric and neurological disorders. Five of our six clinical-stage product candidates – fasedienol (PH94B), itruvone (PH10), PH15, PH80 and PH284 – belong to a new class of drugs known as pherines, which have the potential to rapidly deliver meaningful efficacy with a differentiated safety profile. Pherines are investigational neuroactive nasal sprays with innovative proposed mechanisms of action that activate chemosensory neurons in the nasal passages to impact fundamental neural circuits in the brain without the need for systemic absorption or binding to receptors in the brain. Our sixth clinical-stage product candidate, AV-101, is an investigational oral drug candidate with the potential to inhibit, but not block, NMDA receptor activity.

We are passionate about transforming what is possible in the treatment of anxiety, depression, and other neuroscience disorders.

Our Clinical-Stage Neuroscience Product Candidates

Fasedienol Nasal Spray for Social Anxiety Disorder (SAD)

Fasedienol (PH94B) is an odorless, tasteless synthetic investigational pherine nasal spray from the androstane family in Phase 3 clinical development for the acute treatment of anxiety for adults with SAD. When administered intranasally in microgram-level doses, fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD, and potentially other anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct activity on neurons in the brain to achieve its rapid-onset and short-duration anxiolytic effects. We believe fasedienol has the potential to achieve these effects with significantly reduced risks of side effects and other safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain other systemic pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed for anxiety disorders.

The FDA has granted Fast Track designation for the development of fasedienol as a potential treatment for SAD.

Fasedienol PALISADE Phase 3 Program in SAD

Given how fasedienol’s rapid-onset mechanism of action (MOA) is differentiated from all FDA-approved anxiety drugs, our primary target indication for fasedienol is the acute treatment of anxiety in adults with SAD. Currently, there is no FDA-approved drug therapy for the acute treatment of SAD. For that acute indication, we have aligned with the FDA that the Subjective Units of Distress Scale (SUDS) is an appropriate primary efficacy endpoint because it provides a measure of anxiety on a minute-by-minute basis immediately related to the specific stressor. We believe utilizing a simulated anxiety-provoking public speaking challenge study design provides the most appropriate and efficient path for the Phase 3 clinical development of fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. Our PALISADE Phase 3 Program currently includes four randomized, double-blind, placebo-controlled, Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge in a clinical setting, as measured using the patient-reported SUDS, two of which Phase 3 trials (PALISADE-1 and PALISADE-2) have been concluded and two of which Phase 3 trials (PALISADE-3 and PALISADE-4) will be initiated in 2024, each with open-label extension. Our PALISADE Phase 3 Program also includes an open-label safety study concluded in 2022 (PALISADE OLS), a Phase 2 repeat dose study to be initiated in 2024 (Repeat Dose Study), two standard preclinical studies to be initiated in 2024, and a small human factor study planned to be initiated in 2025.

In early August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trials of fasedienol in SAD based on the 141 subjects who completed the trial. Our PALISADE-2 Phase 3 trial met its primary efficacy endpoint, the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3. Fasedienol-treated patients demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015). The trial also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the Clinical Global Impressions – Improvement (CGI-I) scale. Responders were identified as those who were rated ‘very much less anxious’ or ‘much less anxious’ and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met the important exploratory endpoint of the difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the Patient’s Global Impression of Change (PGI-C). Responders were identified as those who self-rated ‘very much less anxious’ or ‘much less anxious’ and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). In addition, our PALISADE-2 trial also met the exploratory endpoint of the difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant and clinically meaningful improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events, and the treatment-emergent adverse event (TEAE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.

To complement the positive topline results from PALISADE-2, we are preparing to launch PALISADE-3 in the first half of 2024 and PALISADE-4 in the second half of 2024. Like PALISADE-2, both PALISADE-3 and PALISADE-4 will be multi-center, randomized, double-blind, placebo-controlled studies designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. In addition, both PALISADE-3 and PALISADE-4 will have an open-label extension for a period of up to 12 months. We believe either PALISADE-3 or PALISADE-4, if successful, together with PALISADE-2, may establish substantial evidence of effectiveness of fasedienol in support of a potential fasedienol NDA submission for the acute treatment of anxiety in adults with SAD with the FDA.

We are also planning to initiate the Repeat Dose Study in the second half of 2024. The Repeat Dose Study will be a multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to evaluate repeated dosing of fasedienol in adult patients with SAD during a single simulated, anxiety-provoking public speaking challenge in a clinical setting. The Repeat Dose Study trial will consist of three different dosing arms, with an open-label extension for a period of up to 12 months.

The U.S. FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD.

Itruvone Nasal Spray for Major Depressive Disorder (MDD)

Itruvone (PH10) is an odorless, tasteless synthetic investigational neuroactive pherine nasal spray from the pregnane family with an innovative potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone neuroactive nasal spray is administered at microgram-level doses and is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Unlike all currently approved oral antidepressants (ADs) and rapid-onset intravenous and intranasal ketamine-based therapy, we believe itruvone does not require systemic absorption or direct activity on neurons in the brain to produce antidepressant effects without the side effects and safety concerns that may be associated with current antidepressant therapies.

We are currently preparing and planning for potential U.S. Phase 2B clinical development of itruvone for treatment of  MDD. In a randomized, double-blind, placebo-controlled parallel design Phase 2A clinical trial of itruvone in MDD and published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 μg dose administered intranasally twice daily for eight weeks, PH10 significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation or hallucinations) or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals (Pherin), now a wholly-owned subsidiary of Vistagen, and was conducted in Mexico. Positive data from our recent U.S. IND-enabling Phase 1 trial demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate a favorable safety profile consistent with all other itruvone trials completed to date.

The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.

PH80 Nasal Spray for Women’s Health Disorders

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

PH80 for Moderate to Severe Vasomotor Symptoms (hot flashes) due to Menopause.  We recently reported positive results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A study of PH80 for the acute treatment of vasomotor symptoms (hot flashes) due to menopause sponsored by Pherin, now our wholly-owned subsidiary. This Phase 2A study conducted in a real-world setting demonstrated a statistically significant reduction in the daily number of menopausal hot flashes compared to placebo at the end of the first week of treatment (p=<0.001), and the improvement was maintained through each treatment week until the end of the four-week treatment period (p=<0.001). PH80 treatment also significantly reduced the severity, disruption in function, and sweating related to hot flashes during the treatment period as compared with placebo. PH80 was well-tolerated with no serious adverse events (SAEs), and the adverse event profiles were comparable between PH80 and placebo. All 36 subjects completed four weeks of treatment and no subject discontinued participation in the study as a result of TEAEs.

PH80 for Premenstrual Dysphoric Disorder (PMDD). We also recently reported positive results from a previously unpublished exploratory randomized, double-blind, placebo-controlled Phase 2A clinical study of PH80 for acute management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, in subjects with a regular menstrual cycle and at least a one-year history of PMDD. This Phase 2A study was sponsored by Pherin, now our wholly-owned subsidiary, and demonstrated a statistically significant improvement versus placebo in acute management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms. The initial study visit occurred after the onset of symptoms. All subjects were administered a placebo nasal spray, and those who showed no symptom improvement were eligible to return for the second visit, which occurred after the onset of symptoms during the next menstrual cycle. At the second study visit, subjects were randomized to receive a single dose of 0.9 µg PH80 nasal spray or placebo in the clinic. PH80 demonstrated statistically and clinically significant improvement versus placebo in symptoms of PMDD using the subject-rated Penn Daily Symptom Report (DSR) as early as Day 4 and continuing to Day 6 (p=0.008). PH80 also demonstrated statistically and clinically significant improvement versus placebo at Day 6 on the clinician-rated Premenstrual Tension Scale (PMTS) total score (p=0.006). PH80 was well-tolerated with no SAEs. The most common TEAE was headache, reported by 17% in the placebo group and 7% in the PH80 group. No other TEAE occurred more than once per subject.

We are preparing to conduct certain nonclinical studies during the 2024 calendar year necessary to submit our U.S. IND for potential Phase 2B clinical development of PH80 in the U.S. for one or more women’s health indications.

PH15 Nasal Spray for Cognitive and Psychomotor Performance and Improvement

PH15 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments to improve cognitive impairment caused by mental fatigue and potentially other disorders. We believe intranasal PH15 has the potential to improve cognitive and psychomotor performance and improvement of reaction time in individuals with mental fatigue. We are currently evaluating the potential path forward for PH15, including an assessment of completed studies and studies we believe are necessary to submit a U.S. IND for potential further Phase 2 clinical development of PH15 in the U.S., including the appropriate indication for demonstrating improvement of cognitive function.

PH284 Nasal Spray for Cachexia

PH284 is an odorless, tasteless synthetic investigational pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from the MOA of all currently approved treatments for the loss of appetite associated with chronic disorders such as cancer. Cachexia is a serious but under-recognized consequence of many chronic diseases with body mass loss of >10% and a prevalence of 5 to 15%. We believe PH284 may have therapeutic potential for improving subjective feelings of hunger in patients with cachexia.  We are currently evaluating the potential path forward for PH284, including an assessment of completed studies and studies we believe are necessary to submit a U.S. IND for potential further Phase 2 clinical development of PH15 for the treatment of cachexia, including the appropriate patient populations for demonstrating an increase in appetite and weight gain.

AV-101 for Neurological Disorders

AV-101 (4-Cl-KYN) is a novel, oral prodrug that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple neuroscience disorders, including levodopa-induced dyskinesia and neuropathic pain among others. We are currently assessing a path forward for potential Phase 2A clinical development of AV-101, either on our own or with collaborators, as a treatment for levodopa-induced dyskinesia associated with Parkinson’s disease therapy and possibly one or more additional neurological disorders involving the NMDAR receptor.

The U.S. FDA has granted Fast Track designation for the investigation of AV-101 for the treatment of neuropathic pain and for the adjunctive treatment of MDD.

Recent Developments

October 2023 Public Offering

On October 2, 2023, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies, Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C., as the representatives of the underwriters identified therein (the Underwriters), in connection with the underwritten offering, issuance and sale by us of 15,010,810 shares of our common stock, pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants), warrants to purchase up to 9,294,022 shares of common stock (or pre-funded warrants to purchase up to 9,294,022 shares of common stock in lieu thereof) (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock (or pre-funded warrants to purchase up to 11,265,086 shares of common stock in lieu thereof) (the T2 Warrants). The combined offering price for each share of common stock, accompanying T1 Warrant, and accompanying T2 Warrant was $5.38. The combined offering price per Pre-Funded Warrant, accompanying T1 Warrant, and accompanying T2 Warrant was $5.379. The securities were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-254299) (the S-3 Shelf Registration Statement) and a related prospectus supplement filed with the Securities and Exchange Commission (SEC) (the October 2023 Public Offering).

The October 2023 Public Offering closed on October 4, 2023, at which time we received net proceeds of approximately $93.5 million, after deducting underwriting discounts and commissions and estimated offering expense payable by the Company. Refer to Note 5, Capital Stock, for additional information regarding the securities offered, issued and sold in connection with the October 2023 Public Offering.

Fuji Pharma Agreement

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma a potential exclusive license agreement, to develop and commercialize our PH80 product candidate in Japan (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct certain toxicology studies for the product candidate (Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts an Investigational New Drug application for PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause (Exclusive Negotiation Period).

As consideration for the Exclusive Negotiation Period, Fuji Pharma agreed to make a payment of $1.5 million (Purchase Price), payable upon the Payment Event, which occurred in October 2023. We received the payment for the Payment Event in full in November 2023. The Purchase Price is non-refundable, except upon a material breach of the Negotiation Agreement by the Company, however, should the Company and Fuji Pharma enter into the Potential Definitive Agreement, the Purchase Price will be creditable against any upfront fee due in connection with the execution of such agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.

Subsidiaries

Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem). For the relevant periods, our condensed consolidated financial statements in this Report also include the accounts of Vistastem’s two wholly-owned inactive subsidiaries, Artemis Neuroscience, Inc., a Maryland corporation (Artemis), which was dissolved in April 2022, and VistaStem Canada, Inc., a corporation organized under the laws of Ontario, Canada (VistaStem Canada), which was dissolved in June 2022.

Financial Operations Overview and Results of Operations

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (Annual Report), as filed with the SEC on June 28, 2023. There have been no changes in significant accounting estimates during the nine months ended December 31, 2023, since those disclosed in our Form 10-K.

Summary

Net Loss

Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our investigational intranasal neuroactive pherine product candidates, fasedienol and itruvone, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates for neuropsychiatry indications. Throughout Fiscal 2022 and Fiscal 2023, we allocated significant resources to our PALISADE-1 and PALISADE-2 clinical trials conducted as a part of our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD. In the first two quarters of our fiscal year ending March 31, 2024 (Fiscal 2024), we have continued to focus our efforts on fasedienol and preparing to launch the next clinical trials in our PALISADE Phase 3 Program for fasedienol in SAD. In addition, we are continuing to conduct various preclinical and clinical studies and manufacturing activities for other investigational pherine product candidates. We have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our product candidates and technologies and raising sufficient working capital to fund these studies, initiatives, and other activities. At December 31, 2023, we had an accumulated deficit of approximately $346.7 million. Our net loss for Fiscal 2023 and Fiscal 2022 was approximately $59.2 million and $47.8 million, respectively, and we incurred a net loss of approximately $19.8 million for the nine months ended December 31, 2023. We expect losses to continue for the foreseeable future as we engage in further research, development, manufacturing and regulatory activities related to fasedienol, itruvone, PH80 and, potentially, additional pherines we acquired through our acquisition of Pherin in February 2023. We have not yet achieved recurring revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended December 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Sublicense and other revenue	$411	$180	$867	$(403)
Operating expense:
Research and development	4,537	6,854	12,586	35,040
General and administrative	3,758	3,092	9,943	11,586
Total operating expense	8,295	9,946	22,529	46,626
Loss from operations	(7,884)	(9,766)	(21,662)	(47,029)
Interest income, net	1,534	5	1,824	14
Loss before income taxes	(6,350)	(9,761)	(19,838)	(47,015)
Income taxes	-	-	(3)	(6)
Net loss	$(6,350)	$(9,761)	$(19,841)	$(47,021)

Revenue

We recognized $411,400 and $866,700 in sublicense and other revenue for the three and nine months ended December 31, 2023, as compared to $179,600 and ($402,900) for the three and nine months ended December 31, 2022. At September 30, 2022, we extended the date in our estimate to complete the performance obligation under the AffaMed Agreement. As a result of the change in our estimate of the time required to complete our performance obligation, we recorded a cumulative catch-up adjustment at September 30, 2022, which resulted in derecognition of an aggregate of $892,500 of previously recognized revenue.

While we may potentially receive additional cash payments and royalties in the future under the AffaMed Agreement in the event certain performance-based milestones and commercial sales are achieved, there can be no assurance that the AffaMed Agreement will provide any additional revenue beyond that noted or cash payments to us in the near term, or at all.

Research and Development Expense

Research and Development expense consists of the following (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Compensation and related	$2,223	$1,498	$4,996	$4,894
Stock-based compensation	282	296	897	1,092
Consulting and other professional services	424	218	936	663
Clinical and development expenses:
Fasedienol and Itruvone	1,271	4,487	4,796	26,886
AV-101	65	158	225	890
All other	44	16	53	50
Total clinical and developmental expense	1,380	4,661	5,074	27,826
Occupancy and all other	228	181	683	565
Total Research and Development Expense	$4,537	$6,854	$12,586	$35,040

For the three and nine months ended December 31, 2023, the decrease in research and development expense as compared to the same periods in 2022 was primarily due to the following:

●

Clinical and development expense decreased by $3.3 million and $22.8 million for the three and nine months ended December 31, 2023, respectively, primarily related to timing of expenses incurred of Phase 3 trials of fasedienol in SAD including study closing costs for the PALISADE-1 and PALISADE-2.

This decrease was partially offset by an increase in compensation and related costs of $0.7 million for the three months ended December 31, 2023, due to additional compensation costs being earned and paid in October 2023.

Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance our product candidates through preclinical and clinical trials, continue to discover and develop additional product candidates and expand our pipeline and contract manufacturing and regulatory activities, maintain, expand, protect and enforce our IP portfolio, and hire additional personnel.

General and Administrative Expense

General and administrative expense consists of the following (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Compensation and related	$1,844	$1,093	$3,869	$3,195
Stock-based compensation	224	450	763	1,643
Consulting and professional services	1,049	895	3,458	5,105
Insurance, occupancy and all other expenses	641	654	1,853	1,643
	$3,758	$3,092	$9,943	$11,586

For the three months ended December 31, 2023, the increase in general and administrative expense, as compared to the same period in 2022, was primarily due to the following:

●

Compensation and related general and administrative expenses increased by $0.8 million for the three months ended December 31, 2023, primarily due to additional compensation costs being earned and paid in October 2023.

This increase was partially offset by a decrease in stock-based compensation expense for the three months ended December 31, 2023, primarily due to historical option grants becoming fully vested with no significant new option grants.

For the nine months ended December 31, 2023, the decrease in general and administrative expense, as compared to the same period in 2022, was primarily due to the following:

●	Stock-based compensation decreased by $0.9 million for the nine months ended December 31, 2023, primarily due to option grants becoming fully vested with no significant new option grants; and
●

Consulting and professional services decreased by $1.6 million for the nine months ended December 31, 2023, primarily due to professional service fees expensed in the nine months ended December 31, 2022, for pre-commercial activities as well as service fees associated with a potential credit facility offering that was not consummated as a result of the outcome of our PALISADE-1 clinical trial, which did not recur.

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development, manufacturing, and pre-commercialization activities, as well as the increased costs associated with operating as a public company, including expenses related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and the Nasdaq listing rules, additional insurance expenses, investor relations activities and other administrative and professional services. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur expenses associated with building a sales and marketing team if we choose to commercialize such product candidates on our own.

Interest Income, Net

Interest income, net, increased in the three and nine months ended December 31, 2023 as compared with the same periods in 2022 due to increases in interest rates as well as interest earned on cash proceeds received from issuance of equity.

Liquidity and Capital Resources

Since our inception in May 1998 through December 31, 2023, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $338.5 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments and intellectual property licensing, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in non-cash acquisitions of product licenses, our acquisition of Pherin in February 2023, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.

During the nine months ended December 31, 2023, we sold 4,698,495 shares of our common stock under the terms of our Sales Agreement for net cash proceeds of approximately $36.2 million. In addition, during the quarter ended December 31, 2023, we received net proceeds of approximately $93.5 million from the October 2023 Public Offering and $1.5 million from Fuji Pharma under the Negotiation Agreement. These financings and other transactions consummated in Fiscal 2024, as well as financings and other transactions consummated prior to Fiscal 2024, have provided the primary sources of our liquidity.

We had cash and cash equivalents of approximately $126.6 million at December 31, 2023, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of these unaudited condensed consolidated financial statements. We are continuing to manage our cash resources as we prepare to launch our PALISADE-3 and PALISADE-4 Phase 3 clinical trials of fasedienol as a potential new acute treatment of anxiety in adults with SAD, as well as a potential Phase 2B trial of itruvone monotherapy in MDD and nonclinical studies of our other pherine candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through sale of equity or debt securities, government grants and research awards, and/or partnering collaborations or license agreements.

When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current investigational product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development and potential commercialization of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based capital and funding from non-dilutive sources, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise.

Cash and Cash Equivalents

The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(18,616)	$(42,242)
Net cash used in investing activities	(32)	(212)
Net cash provided by (used in) financing activities	128,569	(644)
Net decrease in cash and cash equivalents	109,921	(43,098)
Cash and cash equivalents at beginning of period	16,638	68,135
Cash and cash equivalents at end of period	$126,559	$25,037

During the nine months ended December 31, 2023, cash used in operations was $18.6 million compared to $42.2 million for the nine months ended December 31, 2022. The decrease in cash used in operations is primarily due to a decrease in net loss as a result of our conclusion of fasedienol Phase 3 clinical trials, including PALISADE-2, and a decrease in compensation and related expense due to the results of PALISADE-1.

Cash provided by financing activities in the nine months ended December 31, 2023, primarily reflects net proceeds from our transactions under the Sales Agreement, as well as proceeds from the October 2023 Public Offering and the payment from Fuji Pharma under the Negotiation Agreement.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the nine months ended December 31, 2023, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended December 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, , means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended December 31, 2023, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Summary

Our business is subject to substantial risk and an investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors” below, before investing in our securities. These risks include, among others:

●

the successful completion of clinical or nonclinical studies in any of our development programs may not be sufficient to cause the FDA to approve any New Drug Application (NDA) that we may submit, or cause any other agency to provide regulatory approval of any of our product candidates, and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

●	we have incurred significant net losses since inception, and we will continue to incur substantial operating losses for the foreseeable future;

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

●	we require additional financing to execute our long-term business plan, including further development and potential commercialization of our product candidates;

●

we depend heavily on the success of our product candidates, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

●	if we are unable to retain or attract key management and scientific personnel, we may be unable to successfully produce, develop, and commercialize our product candidates;

●	we face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations;

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

We are a development-stage biopharmaceutical company. We currently have no approved products and no revenue from product sales, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development-stage companies in new and rapidly evolving fields of technology in the biopharmaceutical industry. To execute our business plan successfully, we will need to accomplish or continue to accomplish the following fundamental objectives, either on our own or with collaborators:

●	develop and obtain required regulatory approvals for commercialization of any of our product candidates;

●	maintain, leverage and expand our intellectual property portfolio;

●	gain market acceptance for our product candidates; and

●

obtain adequate capital resources and manage our spending as costs and expenses increase due to research, development, manufacturing, regulatory approval and commercialization activities related to our product candidates.

We will require additional financing to execute our long-term business plan.

From our inception in 1998 through 2019, a substantial portion of our resources were dedicated to research and development of AV-101 and the stem cell technology platform of our wholly-owned subsidiary, Vistastem. Since 2019, we have expended a considerable portion of our resources for research, development, manufacturing, and regulatory expense related to fasedienol and itruvone, including costs related to our PALISADE Phase 3 Program for fasedienol in SAD and our IND application-enabling program for itruvone in MDD, including our itruvone Phase 1 safety study. We expect to continue to expend substantial resources for the foreseeable future developing fasedienol, itruvone, PH80 and our other pherine product candidates, on our own and in strategic collaborations. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale.

We had cash and cash equivalents of approximately $126.6 million at December 31, 2023, and we have not yet developed products that generate recurring revenue. Assuming successful results from of our planned clinical and nonclinical programs, we will need to invest substantial additional capital resources to commercialize any of them.

We do not expect to generate sustainable positive operating cash flows until, and unless, we (i) obtain approval from the FDA and other regulatory authorities and successfully commercialize fasedienol, or one or more of our other product candidates, on our own or (ii) out-license or sell a product candidate to a third-party that is subsequently successfully developed and commercialized.

As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates, on our own or in collaboration with others. As in prior periods, we will continue to incur substantial costs associated with other clinical and nonclinical development programs for our product candidates. In addition, other unanticipated costs may arise. As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and commercialize fasedienol and our other product candidates, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements.

We have completed in the past a range of financing transactions, including public or private equity or debt financings, government or other third-party funding, development and commercialization collaborations, strategic alliances and licensing arrangements, or a combination of these approaches, and we intend to pursue and complete additional financing arrangements in the future. Our future capital requirements may depend on many factors, including:

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

Any additional fundraising efforts will divert certain members of our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We cannot guarantee that future financing will be available in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all. The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities will dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations, and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may also seek funds through arrangements with collaborative partners in certain territories, or at an earlier stage than otherwise would be desirable or aligned with our business plan, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

When necessary, if we are unable to obtain additional funding on a timely basis and on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or product development and commercialization programs or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our future success is highly dependent upon our ability to successfully develop, any of our current product candidates or acquire or license additional product candidates, and we cannot provide any assurance that we will successfully develop and obtain regulatory approval of any of our current product candidates or future product candidates, or that, if approved, any of our product candidates will be successfully commercialized.

Business development and research and development programs designed to identify, acquire or license additional product candidates require substantial technical, financial and human resources, whether or not any additional product candidate is acquired or licensed. If beneficial, we may seek to collaborate with others to develop and commercialize any of our current or future product candidates, if and when they are acquired and developed. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Risks Related to Product Development, Regulatory Approval

Failures of clinical studies of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Although our PALISADE-2 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD met its primary efficacy endpoint, as measured by change from baseline using the SUDS as compared to placebo, our PALISADE-1 Phase 3 clinical study did not achieve its primary efficacy endpoint. Successful results from our nonclinical and clinical trials, including future clinical trials in our PALISADE Phase 3 development program in SAD, are a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. Failure of any of our current and/or future clinical and nonclinical trials to achieve the planned endpoints, such as our PALISADE-1 Phase 3 clinical trial of fasedienol, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We depend heavily on the success of one or more of our current drug candidates and we cannot be certain that we will be able to obtain regulatory approval for any of our product candidates.

We currently have no drug products for sale and may never be able to develop marketable drug products. Our business currently depends heavily on the successful development, manufacturing and regulatory approval of one or more of our current drug candidates, as well as our ability to acquire, license or produce and develop additional product candidates. Each of our current investigational drug candidates will require substantial additional nonclinical and clinical development, manufacturing and regulatory approval before any of them may be commercialized, and there can be no assurance that any of them will ever achieve regulatory approval and/or commercialization. The nonclinical and clinical development of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we or our collaborators intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through numerous nonclinical and clinical studies that the product candidate is safe and effective for use in each target indication. Research and development of product candidates in the pharmaceutical industry is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of nonclinical or clinical studies. This process takes many years and may also include post-marketing studies, surveillance obligations and drug safety programs, which would require the expenditure of substantial resources beyond the proceeds we have raised to date. Of the large number of drug candidates in development in the U.S., only a small percentage will successfully complete the required FDA regulatory approval process and will be commercialized. Accordingly, we cannot assure you that any of our current drug candidates or any future product candidates will be successfully developed or commercialized in the U.S. or any market outside the U.S.

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

●

an FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of overall effectiveness or safety in an NDA and require additional clinical studies;

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

In addition, our pherine product candidates, including fasedienol and itruvone, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

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

●

Negative impacts on our employees, collaborators and suppliers: COVID-19 impacted, and variant and subvariant strains of COVID-19 or another highly transmissible and pathogenic infectious disease may impact or continue to impact, the health of our employees, collaborators, contractors or suppliers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. During the acute phase of the COVID-19 pandemic, we experienced delays in the delivery of supplies of active pharmaceutical product (API) required to continue development of fasedienol and itruvone. Although our supply of raw materials and API remains sufficiently operational, we may experience adverse effects of such events, which may result in a significant, material disruption to clinical development programs and our operations. Additionally, having substantially shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

Our future product development efforts and results of operations and liquidity could be adversely impacted by residual effects of the COVID-19 pandemic, or another highly transmissible and pathogenic infectious disease, particularly one with the potential to cause OD.

We have been granted Fast Track designation from the FDA for development of fasedienol for the treatment of SAD, itruvone for the treatment of MDD and AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain (NP). However, these designations may not actually lead to faster development or regulatory review or approval processes for fasedienol, itruvone or AV-101. Further, there is no guarantee the FDA will grant Fast Track designation for fasedienol, itruvone or AV-101 as a treatment option for other neuroscience indications or for any of our other product candidates in the future.

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

In December 2017, the FDA granted Fast Track designation for development of AV-101 for the adjunctive (add-on) treatment of MDD in patients with an inadequate response to current antidepressants. In September 2018, the FDA granted Fast Track designation for development of AV-101 for the treatment of NP. In December 2019, the FDA granted Fast Track designation for development of fasedienol for the treatment of SAD. In December 2022, the FDA granted Fast Track designation for the development of itruvone for the treatment of MDD. However, these FDA Fast Track designations may not lead to a faster development or regulatory review or approval process for fasedienol, itruvone, or AV-101, and the FDA may withdraw Fast Track designation of fasedienol, itruvone, AV-101, or itruvone if it believes that the respective designation is no longer supported by data from our clinical development programs.

In addition, we may apply for Fast Track designation for fasedienol, itruvone, AV-101, and any of our other product candidates as a treatment option for other neuroscience indications. The FDA has broad discretion whether or not to grant a Fast Track designation, and even if we believe our product candidates may be eligible for this designation, we cannot be sure that the FDA will grant it.

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

As product candidates are developed through preclinical to early- and late-stage clinical trials towards regulatory approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later-stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives.

For example, the timing of planned clinical trials were affected by delays caused by the COVID-19 pandemic, including delays in recruitment and enrollment in our planned clinical and nonclinical studies or supply chain disruptions experienced by certain of our CMOs and/or CROs. In addition, clinical development of our products may be further affected if we or any of our collaborators seek to optimize and scale-up production of a product candidate. In such case, we will need to demonstrate comparability between the newly manufactured drug substance and/or drug product relative to the previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need to initiate a dose escalation study and, if unsuccessful, could require us to complete additional nonclinical or clinical studies of our product candidates. In addition, health and safety precautions at clinical sites resulting from the COVID-19 pandemic could cause us to incur additional costs or delay initiation or completion of planned clinical and/or nonclinical trials.

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, the clinical development of our product candidates may be delayed or adversely affected.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although no treatment-related serious adverse events (SAEs) were reported in any clinical trials of any of our product candidates completed to date, if treatment-related SAEs or other undesirable side effects or safety concerns, or unexpected characteristics attributable to any of our product candidates are reported in any future clinical trials involving our drug candidates, they may adversely affect or delay our clinical development and commercialization of the affected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

●	we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product;

●	we may be required to conduct additional post-marketing studies or surveillance;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and

●	our products may become less competitive, or our reputation may suffer.

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

We will need to successfully complete at least two adequate and well-controlled Phase 3 clinical trials and certain other clinical and nonclinical studies prior to our potential submission of an NDA for regulatory approval of fasedienol as an acute treatment of anxiety in adults with SAD. For itruvone, at present, we believe we will need to complete at least one additional Phase 2B clinical study, at least two adequate and well-controlled Phase 3 clinical trials, as well as standard nonclinical and long-term clinical safety studies, as well as other smaller clinical studies prior to the potential submission of a NDA for regulatory approval of itruvone as a stand-alone rapid-onset treatment for MDD, or any other depression disorder. For AV-101, we believe we will need to complete, in collaboration with a third-party, at least two Phase 2 clinical studies, two adequate and well-controlled Phase 3 clinical trials, additional toxicology and other standard nonclinical and long-term clinical safety studies, as well as certain standard smaller clinical studies prior to the potential submission of an NDA for regulatory approval in any neuroscience indication. For PH15, PH80 and PH284, we are in the process of determining the work required to successfully complete the clinical and nonclinical development of each of these product candidates. Successful completion of our nonclinical and clinical trials is a prerequisite to submitting an NDA and, consequently, the ultimate approval required before commercial marketing of any product candidate we may develop. We do not know whether any of our future-planned nonclinical and clinical trials of any of our product candidates will be completed on schedule, if at all, as the commencement and completion of nonclinical and clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

●	reports from nonclinical or clinical testing of other neuroscience indications or therapies that raise safety or efficacy concerns; and

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

●	unforeseen safety issues, including any that could be identified in nonclinical carcinogenicity studies, adverse side effects or lack of effectiveness;

●	changes in government regulations or administrative actions;

●	problems with clinical supply materials that may lead to regulatory actions; and

●	lack of adequate funding to continue and complete nonclinical or clinical studies.

Changes in regulatory requirements, regulatory guidance or unanticipated events during our nonclinical studies and clinical trials of our product candidates may occur, which may result in changes to nonclinical studies and clinical trial protocols or additional nonclinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, guidance or unanticipated events during our nonclinical studies and clinical trials of any of our product candidates may force us to amend nonclinical studies and clinical trial protocols or the regulatory authority may impose additional nonclinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our nonclinical studies may adversely impact the cost, timing, or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical studies or clinical trials, or if we are required to conduct additional nonclinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct our nonclinical and clinical trials of our current product candidates and will continue to do so for any other future product candidates. If these third parties do not successfully carry out their contractual duties and/or meet expected deadlines, completion of our nonclinical or clinical trials and development of our current and/or future product candidates may be delayed and we may not be able to obtain regulatory approval for our current or future product candidates and our business could be substantially harmed.

By strategic design, we do not have the extensive internal staff resources to independently conduct nonclinical and clinical trials of our product candidates completely on our own. We rely on our network of strategic relationships with various academic research centers, medical institutions, nonclinical and clinical investigators, contract laboratories, CROs and other third parties to assist us to conduct and complete nonclinical and clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our clinical trials, as well as provide other services necessary to prepare for, conduct and complete clinical trials. We rely heavily on these and other third parties to augment our internal staff and provide for efficient execution of nonclinical and clinical trials for our product candidates, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these nonclinical and clinical trials and the management of data developed through nonclinical and clinical trials than would be the case if we were relying entirely upon our own internal staff resources. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties and inefficiencies in coordinating activities. CROs and other outside parties may:

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

Although we design our clinical trials for our product candidates, our clinical development strategy involves having CROs and other third-party investigators and medical institutions conduct clinical trials of our product candidates. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, although CROs, or independent investigators or medical institutions, as the case may be, may not perform all of their obligations under arrangements with us or in compliance with applicable regulatory requirements, under certain circumstances, we may be responsible and subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical trials of our product candidates. If such third parties do not perform clinical trials of our product candidates in a satisfactory manner, breach their obligations to us or fail to comply with applicable regulatory requirements, the development and commercialization of our product candidates may be delayed, or our development program materially and irreversibly harmed. In certain cases, including investigator-sponsored clinical studies, we cannot control the amount and timing of resources these third parties devote to clinical trials involving our product candidates. If we are unable to rely on nonclinical and clinical data collected by our third-party collaborators, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If our relationships with one or more of our third-party collaborators terminate, we may not be able to enter into arrangements with alternative third-party collaborators.  If such third-party collaborators, including our CROs, do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to applicable clinical protocols, regulatory requirements or for other reasons, any clinical trials that such third-parties are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully develop and commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs would increase and our ability to generate revenue would be delayed.

We rely completely on third parties to manufacture, formulate, analyze, hold, and distribute supplies of our product candidates for all nonclinical and clinical studies, and we intend to continue to rely on third parties to produce all nonclinical, clinical and commercial supplies of our product candidates in the future.

By strategic design, we do not currently have, nor do we plan to acquire or develop, extensive internal infrastructure or technical capabilities to manufacture, formulate, analyze, hold, or distribute supplies of our product candidates, for use in nonclinical and clinical studies or commercial scale. As a result, with respect to all of our product candidates, we rely, and will continue to rely, completely on CMOs to manufacture API and formulate, hold and distribute final drug product. The facilities used by our CMOs to manufacture API and formulate final drug product for any of our product candidates are subject to a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable regulatory guidelines and requirements, including cGMPs, and may be required to undergo similar inspections by the FDA or other comparable foreign regulatory agencies, after we submit INDs, NDAs or relevant foreign regulatory submission equivalent to the applicable regulatory agency.

We do not directly control the manufacturing process, or the supply or quality of materials used in the manufacturing, analysis and formulation of our product candidates, and, with respect to all of our product candidates, we are completely dependent on our CMOs to comply with all applicable cGMPs for the manufacturing of both API and finished drug product. If our CMOs cannot secure adequate supplies of suitable raw materials due to supply chain disruptions, or successfully manufacture our product candidates, including API and finished drug product, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, production of sufficient supplies of our product candidates, including API and finished drug product, may be delayed and our CMOs may not be able to secure and/or maintain regulatory approval for their manufacturing facilities, or the FDA may take other actions, including the imposition of a clinical hold. In addition, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such other companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMO’s facilities generally or affect the timing of manufacture of any of our product candidates for required or planned nonclinical and/or clinical studies. If the FDA or an applicable foreign regulatory agency determines now or in the future that our CMOs’ facilities are non-compliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not yet have long-term supply agreements in place with our CMOs and each batch manufactured of our product candidates is or will be individually contracted under a separate supply agreement. If we engage new CMOs, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture research and development scale, and, if approved, commercial quantities of our product candidates. Although we believe our current scale of API manufacturing for AV-101, and our contemplated scale of API manufacturing for fasedienol, itruvone, PH15, PH80 and PH284, and the current and projected supply of API and finished drug product for each of our product candidates will be adequate to support our planned nonclinical and clinical studies of fasedienol, itruvone and PH80, no assurance can be given that unanticipated supply shortages or CMO-related delays in the manufacture and formulation of API and/or finished drug product for any or all of our product candidates will not occur in the future.

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

Even if we receive marketing approval for any of our product candidates in the U.S., we may never receive regulatory approval to market the same product candidate outside of the U.S.

In order to market any of our product candidates outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Before we can commercialize our product candidates in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidates to be controlled substances, we cannot yet give any assurance that such product candidates will not be regulated as controlled substances.

If any of our product candidates are regulated as controlled substances, depending on the DEA controlled substance schedule in which the product candidates are placed or that of its foreign counterpart, we, our CMOs, and any future distributors, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA or a foreign counterpart of the DEA as the case may be. Moreover, if any of our product candidates are regulated as controlled substances, we and our CMOs would be subject to initial and periodic DEA inspection. If we or our CMOs are not able to obtain or maintain any necessary DEA registrations or comparable foreign registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CMOs, which would take time and cause us to incur additional costs, delaying or limit our commercialization efforts.

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

If we are unable to establish broad sales and marketing capabilities on our own or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate any revenue from product sales.

We currently have limited internal resources for the sale, marketing and distribution of pharmaceutical products, and we may not be able to create broad internal capabilities in the foreseeable future. Therefore, to market our product candidates, if approved by the FDA or any other regulatory body, we must establish broad internal capabilities related to sales, marketing, managerial and other non-technical capabilities relating to the commercialization of our product candidates or make contractual arrangements with third parties to perform such services, prior to market approval. If we are unable to establish adequate internal sales, marketing and distribution capabilities, or if we are unable to do so contractually on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. Moreover, creating broad sales and marketing capabilities will require substantial capital, which we may not be able to obtain on reasonable terms or at all.

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

●	limitations or warnings contained in the labeling approved for our product candidates by the FDA or other applicable regulatory authorities;

●	the clinical indications for which our product candidates are approved;

●	availability of alternative treatments already approved or expected to be commercially launched in the near future;

●	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments;

●	pricing, access and cost effectiveness;

●	the effectiveness of our sales and marketing strategies;

●	our ability to increase awareness of our product candidates through marketing efforts;

●	our ability to obtain sufficient third-party coverage or reimbursement; or

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

Currently, management is unaware of any FDA-approved rapid-onset, treatment of anxiety in adults with SAD having the same mechanism of pharmacological action and safety profile as fasedienol. Also, management is currently unaware of any FDA-approved treatment for MDD having the same mechanism of pharmacological action and safety profile as our intranasally-administered itruvone. However, new antidepressant products with other mechanisms of pharmacological action or products approved for other indications, including the FDA-approved anesthetic ketamine hydrochloride administered intravenously, are being or may be used for treatment of MDD, as well as other neuroscience indications for which itruvone may have therapeutic potential. Additionally, other non-pharmaceutical treatment options, such psychotherapy and electroconvulsive therapy (ECT) are used before or instead of standard antidepressant medications to treat patients with MDD. With respect to PH80, management is currently unaware of any FDA-approved treatment for vasomotor symptoms (hot flashes) due to menopause or PMDD having the same mechanism of pharmacological action and safety profile. However, other products with other mechanisms of pharmacological action are being or may be used for treatment of menopausal hot flashes or PMDD, as well as other neuroscience indications for which PH80 may have therapeutic potential.

With respect to fasedienol and current treatment options for SAD in the U.S., our competition may include, but is not limited to, current generic oral antidepressants approved by the FDA for treatment of SAD, as well as certain classes of drugs prescribed on an off-label basis for treatment of SAD, including benzodiazepines such as alprazolam, and beta blockers such as propranolol, and certain investigational oral drug candidates in Phase 2 development. In the field of new generation, oral treatments for adult patients with MDD, we believe our principal competitors may be Axsome, Alkermes, Relmada and Sage. Additional potential competitors may include, but not be limited to, academic and private commercial clinics providing intravenous ketamine therapy on an off-label basis and Janssen’s intranasally-administered esketamine. We are still assessing our competition for PH80 for the treatment of vasomotor symptoms (hot flashes) due to menopause, and for PMDD, PH15 to improve cognitive impairment, and PH284 for the loss of appetite.

Many of our potential competitors, alone or with their collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development, obtaining FDA and other regulatory approvals, and the commercialization of investigational product candidates.  With respect to fasedienol, in addition to potential competition from certain current FDA-approved antidepressants and off-label use of benzodiazepines and beta blockers, we believe additional drug candidates in development for SAD may include, but potentially not be limited to, an oral fatty acid amide hydrolase inhibitor in development by Janssen, and two oral drug candidates in Phase 2 development that act on the alpha-7 nicotinic acetylcholine receptor, one in development by Bionomics and the other in development by Vanda. With respect to itruvone for treatment of depression disorders, including MDD, PH80 for menopausal hot flashes and PMDD, and AV-101 for treatment of certain neurological disorders, including levodopa-induced dyskinesia associated with therapy for Parkinson’s disease, neuropathic pain, and epilepsy, we believe a range of pharmaceutical and biotechnology companies have programs to develop new drug candidates and/or medical device technologies for such indications, including, but not limited to, Abbott Laboratories, Acadia, Allergan, Alkermes, Aptynix, Astellas, AstraZeneca, Axsome, Eli Lilly, GlaxoSmithKline, IntraCellular, Janssen, Lundbeck, Merck, Neurocrine, Neumora, Novartis, Ono, Otsuka, Pfizer, Relmada, Roche, Sage, Sumitomo Dainippon, Takeda and Xenon, as well as any affiliates of the foregoing companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter. However, our ability to generate revenue from such arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party in the territories included in the licenses.

We face significant competition in seeking appropriate collaborators. Whether we reach additional definitive agreements for collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of nonclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential markets for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates with therapeutic and commercial potential. We may fail to pursue additional development opportunities for our current product candidates or identify additional product candidates for development and commercialization for a number of reasons. Our research methodology may be unsuccessful in identifying new product candidates or our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

We strategically focus on a limited number of research and development programs and product candidates and are currently focused primarily on development of fasedienol, itruvone and PH80. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other potential neuroscience-related indications for fasedienol and/or itruvone that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive FDA marketing approval for fasedienol as an as-needed treatment of anxiety in adults with SAD, physicians may prescribe fasedienol to their patients in a manner that is inconsistent with the FDA-approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper off-label promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We have incurred significant net losses in each fiscal year since our inception in 1998, including net losses of approximately $59.2 million and $47.8 million during our fiscal years ended March 31, 2023 and 2022, respectively, and approximately $19.8 million during the nine months ended December 31, 2023. At March 31, 2023, we had an accumulated deficit of approximately $326.9 million and our auditors have included a qualification to their opinion on our Financial Statements at March 31, 2023 as a result of the uncertainty of our ability to continue as a going concern. Our accumulated deficit increased to approximately $346.7 million at December 31, 2023. We do not know whether or when we will become profitable. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expense and pre-commercialization expense to significantly increase in connection with planned nonclinical and clinical studies, and out-sourced manufacturing, of our product candidates and pre-commercialization activities. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate recurring revenues. We have not yet commercialized any product or generated any revenues from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to experience sales of, our current and/or future product candidate, or we enter into one or more development and commercialization agreements with respect our current product candidates or one or more other future product candidates. Our ability to generate recurring revenue depends on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully complete nonclinical and clinical trials that meet their prescribed endpoints;

●	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

●	timely complete and compose successful regulatory submissions such as NDAs or comparable documents for both the U.S. and foreign jurisdictions;

●	commercialize our product candidates, if approved, by developing a sales force and/or entering into collaborations with third parties for sales and marketing capabilities; and

●	achieve market acceptance of our product candidates in the medical community and with third-party payers.

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

Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Raising additional capital is likely to cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights, and may require us to seek stockholder approval to authorize additional shares of our common stock.

We may pursue private and public equity offerings, debt financings, and strategic acquisitions, collaborations, and licensing arrangements in the future. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or to the extent, for strategic purposes or in the context of strategic acquisitions, we issue shares of common stock, our current stockholders’ ownership interest in our company will be substantially diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic acquisitions, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing securityholders, which could adversely affect the market price of shares of our common stock and our business.

We may require substantial additional financing to fund future operations, including research and development activities for our product candidates, assuming our clinical development programs are successful, and we receive necessary regulatory approvals from the FDA. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our existing security holders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of our existing security holders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

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

General Company-Related Risks

If we fail to retain and attract, incentivize and retain senior management and key scientific and technical personnel, we may be unable to successfully produce and develop our product candidates.

Our success depends in part on our continued ability to attract, retain, incentivize and motivate highly qualified management and technical personnel across multiple key functions, including, but not limited to clinical operations, finance, legal, human resources, information technology, CMC and quality assurance, regulatory affairs and medical affairs. We are highly dependent upon our Chief Executive Officer and Chief Financial Officer, as well as our other senior management personnel, advisors, consultants and scientific and clinical collaborators. As of the date of this Report, we have 37 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals could delay or prevent the successful development and commercialization of our product candidates or disrupt our administrative functions.

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

As we seek to advance the development of our product candidates, we will need to further expand our research and development capabilities and our contractual arrangements with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management.

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

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expense as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We may acquire additional businesses or neuroscience product candidates, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from a strategic alliance, licensing transaction or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or licensing transaction, we will achieve the expected synergies to justify the transaction.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own patents and patent applications related to product candidates fasedienol (PH94B), itruvone (PH10), PH80, PH15, and AV-101 and have licensed patents and patent applications related to certain stem cell technology.

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

In the U.S., depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension if the active ingredient of fasedienol, itruvone, or AV-101 is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval.

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

As is the case with other pharmaceutical and biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. In addition, the U.S., in recent years, enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is likely to remain highly volatile. The market price of our common stock may fluctuate significantly for no apparent reason or in response to a number of factors, most of which we cannot control, including, among others:

●	volatility resulting from uncertainty and general economic conditions;

●	plans for, progress of or results from nonclinical and clinical development activities related to our product candidates;

●	the failure of the FDA or other regulatory authority to approve our product candidates;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	the success or failure of other neuroscience therapies;

●	regulatory or legal developments in the U.S. and other countries;

●	announcements regarding our intellectual property portfolio;

●	failure of our product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales or purchases of large blocks of our common stock, including sales or purchases by our executive officers, directors and significant stockholders;

●	establishment of short positions by holders or non-holders of our stock or warrants;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

The stock market in general, and small biopharmaceutical companies like ours in particular, have frequently experienced significant volatility in the market prices for securities that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly, and divert the time and attention of our management, and harm our operating results. Additionally, if the trading volume of our common stock remains low and limited there will be an increased level of volatility and you may not be able to generate a return on your investment.

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

We do not intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, however this investment may result in increased general and administrative expense, and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description

10.1

Indemnification Agreement, dated October 24, 2023, by and between Vistagen Therapeutics, Inc. and Joshua Prince, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023.

10.2

Amendment No. 4 to Consulting Agreement by and between the Company and FitzPatrick Co. LLC, dated November 9, 2023, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023.

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

Dated: February 13, 2024	VISTAGEN THERAPEUTICS, INC. /s/ Shawn K. Singh Shawn K. Singh Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)