Form 10-Q
period 2024-06-30
Vistagen Therapeutics, Inc.
filed 2024-08-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2024, 27,055,107 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2024	March 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,918	$119,166
Marketable securities	5,446	-
Prepaid expenses and other current assets	2,474	1,506
Total current assets	110,838	120,672
Property and equipment, net	489	435
Right-of-use asset - operating lease	1,703	1,820
Other assets	518	726
Total assets	$113,548	$123,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209	$1,547
Accrued expenses	2,164	2,235
Deferred revenue - current portion	2,296	791
Operating lease obligation - current portion	567	550
Total current liabilities	6,236	5,123
Deferred revenue - non-current portion	1,086	2,674
Operating lease obligation - non-current portion	1,423	1,570
Total liabilities	8,745	9,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and March 31, 2024; no shares outstanding at June 30, 2024 and March 31, 2024	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2024 and March 31, 2024; 27,059,629 and 27,029,731 shares issued at June 30, 2024 and March 31, 2024, respectively	27	27
Additional paid-in capital	475,689	474,441
Treasury stock, at cost, 4,522 shares of common stock held at June 30, 2024 and March 31, 2024	(3,968)	(3,968)
Accumulated other comprehensive income	2	-
Accumulated deficit	(366,947)	(356,214)
Total stockholders’ equity	104,803	114,286
Total liabilities and stockholders’ equity	$113,548	$123,653
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2024	2023
Revenues:
Sublicense and other revenue	$84	$177
Total revenues	84	177
Operating expenses:
Research and development	7,648	4,197
General and administrative	4,567	2,978
Total operating expenses	12,215	7,175
Loss from operations	(12,131)	(6,998)
Other income, net:
Interest income, net	1,398	98
Loss before income taxes	(10,733)	(6,900)
Income taxes	-	(3)
Net loss	$(10,733)	$(6,903)
Unrealized gain on marketable securities	2	—
Comprehensive loss	$(10,731)	$(6,903)
Basic and diluted net loss per common share	$(0.35)	$(0.94)
Weighted average common shares outstanding, basic and diluted	30,603,435	7,337,005

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	7,315,583	$7	$342,893	$(3,968)	$-	$(326,852)	$12,080
Stock-based compensation expense	-	-	569	-	-	-	569
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4	-	-	-	4
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	561,418	1	1,098	-	-	-	1,099
Net loss	-	-	-	-	-	(6,903)	(6,903)
Balance at June 30, 2023	7,879,673	$8	$344,564	$(3,968)	$-	$(333,755)	$6,849

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$-	$(356,214)	$114,286
Stock-based compensation expense	-	-	1,160	-	-	-	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	-	88	-	-	-	88
Unrealized gain on marketable securities available-for-sale, net	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,733)	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	32
Stock-based compensation	1,160	569
Amortization of operating lease right-of-use asset	117	107
Accretion on marketable securities	(19)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(968)	(208)
Other assets	190	-
Operating lease liability	(130)	(114)
Deferred sublicense and other revenue, net of deferred contract acquisition costs	(65)	(161)
Accounts payable and accrued expenses	(455)	(1,213)
Net cash used in operating activities	(10,869)	(7,891)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(42)	-
Purchases of marketable securities	(5,425)	-
Net cash used in investing activities	(5,467)	-

Cash flows from financing activities:
Net proceeds (expenses) from sale of common stock under Open Market Sale Agreement, net of deferred offering costs	-	1,072
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	88	4
Repayment of note payable	-	(201)
Net cash provided by financing activities	88	875
Net increase (decrease) in cash and cash equivalents	(16,248)	(7,016)
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$102,918	$9,622
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$-	$880
Purchases of equipment included in accounts payable	$75	$-
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage neuroscience-focused biopharmaceutical company dedicated to developing and commercializing groundbreaking therapies for psychiatric and neurological disorders based on our deep understanding of nose-to-brain neurocircuitry. Our neuroscience pipeline consists of multiple intranasal product candidates from a new class of potential non-systemic, neurocircuitry-focused therapies called pherines. Designed exclusively as nasal sprays, each of our pherine product candidates is centered on our pioneering approach to addressing psychiatric and neurological disorders with the nose as a portal for the administration of novel neuroactive therapies. Our goal is to develop and commercialize a broad and diverse pipeline of innovative neurocircuitry-focused pherine therapies for multiple highly prevalent neuroscience indications with limited or inadequate current treatment options to meet the needs of millions of underserved patients. Our lead clinical-stage neuroscience programs are focused on social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.
2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at March 31, 2024, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 (Annual Report).
The accompanying unaudited condensed consolidated financial statements include the accounts of Vistagen and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Liquidity
We have incurred significant losses and negative cash flows from operations since inception. As of June 30, 2024, we had an accumulated deficit of $366.9 million. We expect that operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our pherine product candidates. We currently expect that our cash, cash equivalents and marketable securities of $108.4 million as of June 30, 2024 will be sufficient to fund operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued.
Fair Value Measurements

The Company measures cash equivalents and available-for-sale debt securities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Therefore, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Fair value is affected by a number of factors, including the type of asset or liability, the characteristics specific to the asset or liability and the state of the marketplace including the existence and transparency of transactions between market participants. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Available-for sale debt securities are valued using observable inputs from similar assets, or from observable data in markets that are not active. These assets are classified as Level 2.
Marketable Securities

Marketable securities consist of U.S. treasury notes. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of U.S. treasury securities and money market funds. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2024, and 2023, to the recently issued accounting standards for the three months ended June 30, 2024.
Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents and marketable securities at fair value as of June 30, 2024 and March 31, 2024 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$94,966	$—	$—	$94,966
U.S. treasury notes	$—	$7,952	$—	$7,952
Marketable securities
U.S. treasury notes	$—	$5,446	$—	$5,446
Total	$94,966	$13,398	$—	$108,364

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,166	$—	$—	$119,166
Total	$119,166	$—	$—	$119,166
The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at June 30, 2024 or March 31, 2024. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the three months ended June 30, 2024 or 2023.
The following table summarizes our marketable securities as of June 30, 2024:

		June 30, 2024
(in thousands)	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,396	$2	$—	$13,398
Total		$13,396	$2	$—	$13,398

We did not hold any marketable securities as of March 31, 2024.
4. Note Payable
In May 2023, we executed a 7.43% promissory note in the principal amount of $0.9 million in connection with certain insurance policy renewal premiums. The note was payable in monthly installments of $0.1 million, including principal and interest, through February 2024. We paid this note in full in August 2023.
In May 2022, we executed a 3.88% promissory note in the principal amount of $1.1 million in connection with certain insurance policy premiums. The note was payable in monthly installments of $0.1 million, including principal and interest, and was paid in full in April 2023.

5. Capital Stock
Common Stock
October 2023 Public Offering
On October 2, 2023, we completed an underwritten public offering (the October 2023 Public Offering), whereby we offered and sold, for gross proceeds of approximately $100 million, a total of 15,010,810 shares of our common stock and a total of 3,577,240 pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants). Each share of common stock and each Pre-Funded Warrant was issued together with a ratably allocated portion of both warrants to purchase up to 9,294,022 shares of common stock with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock with an exercise price of $8.877 per share (the T2 Warrants). The net proceeds to us from the October 2023 Public Offering were approximately $93.5 million, after deducting expenses related to the offering, including commissions, legal expenses and other offering costs.
The Pre-Funded Warrants, T1 Warrants and T2 Warrants (collectively, the Warrants) are fully exercisable, only at the option of the holder. Holders may also exercise the T1 Warrants and T2 Warrants for Pre-Funded Warrants at their option. We may not effect the exercise of any Warrants, and a holder will not be entitled to exercise any portion of any of the Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such Warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not to exceed 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule) upon at least 61 days’ prior notice from the holder to us subject to the terms of the respective warrant agreement.
We evaluated the terms of the Warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the other equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return.
Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement SM (the Sales Agreement) with Jefferies LLC (Jefferies) pursuant to which we may, in our sole discretion, offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, we increased the available aggregate offering price of our common stock under the Sales Agreement to $100.0 million. We will pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
During the three months ended June 30, 2024 and 2023, we did not make any sales of shares under the Sales Agreement. As of June 30, 2024, $100.0 million of common stock remained available for sale under the Sales Agreement.
Common Stock Warrants
At June 30, 2024, the following common stock warrants were outstanding:

Number of Common Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
33,334	$15.000	12/9/2024
12,352	$21.900	7/25/2025
3,577,240	$0.001	N/A
9,294,022	$5.380	(a)
11,265,086	$8.877	10/4/2028
(a)The warrants will expire 60 days after the later of (i) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line results of its PALISADE-3 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with social anxiety disorder (SAD) and (ii) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line results of its PALISADE-4 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD.

The weighted average exercise price of all outstanding warrants at June 30, 2024 is $6.24 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share.
6. Stock-Based Compensation
A summary of the Company’s stock option activity for the three months ended June 30, 2024 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	815,357	$33.07	6.7	$165
Granted	2,073,750	$3.69
Exercised	—	$—
Forfeited	(9,582)	$32.46
Expired	—	$—
Outstanding at June 30, 2024	2,879,525	$11.91	9.0	$422
Exercisable at June 30, 2024	765,495	$32.85	6.4	$—
Vested and expected to vest as of June 30, 2024	2,879,525	$11.91	9.0	$422
Stock-Based Compensation Expense
The fair value of stock options granted during the below periods was estimated using the following assumptions:

	Three Months Ended June 30,
	2024	2023
Risk-free interest rate	4.19% - 4.43%	4.41%
Expected term (years)	5.07 - 6.14	2.53
Expected stock price volatility	163.48% - 176.22%	128.95%
Dividend yield	—	—
The following table summarizes stock-based compensation expense included in operating expense:

	Three Months Ended June 30,
	2024	2023
Research and development expense	$674	$309
General and administrative expense	486	260
Total stock-based compensation expense	$1,160	$569
The weighted-average grant date fair value of options granted for the three months ended June 30, 2024 and 2023 was $3.55 and $1.21 per share, respectively. For the three months ended June 30, 2024 and 2023, the total fair value of options vested was $1.0 million and $0.4 million, respectively. No options were exercised during the three months ended June 30, 2024 and 2023. As of June 30, 2024, total compensation cost not yet recognized related to unvested stock options was $8.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2024	2023
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	2,879,525	712,555
Outstanding warrants to purchase common stock	20,604,794	45,686
Total	23,484,319	758,241
8. Sublicensing and Collaborative Agreements
We recognized sublicense and other revenue of $0.1 million and $0.2 million for the three months ended June 30, 2024, and June 30, 2023, respectively.
The following table presents changes in contract assets and liabilities during the three months ended June 30, 2024. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2024	Additions	Deductions	Balance at June 30, 2024
Contract assets:
Deferred contract acquisition costs	$204	$-	$(18)	$186
Contract liabilities:
Deferred revenue	$3,465	$-	$(83)	$3,382
The following summarizes the terms of our collaboration arrangements:
AffaMed Agreement
In June 2020, we entered into a license and collaboration agreement (the AffaMed Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands, now AffaMed Therapeutics, Inc. (AffaMed), pursuant to which we granted AffaMed an exclusive license to develop and commercialize fasedienol for SAD and potentially other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). We retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.
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
As of June 30, 2024 and March 31, 2024, we had short-term deferred revenue of $1.0 million and $0.8 million, respectively, and long-term deferred revenue of $1.1 million and $1.4 million, respectively, related to the AffaMed Agreement. During the three months ended June 30, 2024, and 2023 we recognized revenue of $0.1 million and $0.2 million, respectively, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
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
As of June 30, 2024, the entire amount remaining unrecognized under the Negotiation Agreement, of $1.3 million, was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three months ended June 30, 2024, we recognized no revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, which is currently expected in April 2025, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.
9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. During the three months ended June 30, 2024, we recorded expense of $30,000 under the agreement.

In January 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, a non-affiliate independent member of our Board of Directors and Chair of the Board, is Managing Director, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $30,000 for the three months ended June 30, 2023.
In November 2022, Ann Cunningham resigned as our Chief Commercial Officer to serve full-time as Managing Partner of i3 Strategy Partners, a pharmaceutical consulting firm founded by Ms. Cunningham. i3 Strategy Partners began providing commercial planning advisory services to us pursuant to a consulting agreement, dated November 2022. The initial term of the consulting agreement expired on March 31, 2024. During the three months ended June 30, 2024, we recorded expense under the consulting agreement of $0, as compared to $35,000 for the three months ended June 30, 2023. Ms. Cunningham remains a member of our Board of Directors.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (the FDA) and other domestic and foreign regulatory agencies, our ability to obtain, maintain and enforce patents on our products once approved for marketing, the impact of competitive products, product development, commercialization potential and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management and Board or disadvantageous to our stockholders.
Moreover, the biopharmaceutical industry in which we operate is a very competitive and rapidly changing environment. New challenges and risks emerge frequently. It is not possible for our management or Board to predict all challenges and risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Report or otherwise. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Accordingly, you should not rely upon forward-looking statements in this Report as predictions of future events. The events and circumstances reflected in the forward-looking statements in this Report may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results or revised expectations. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Business Overview
We are a late clinical-stage neuroscience-focused biopharmaceutical company dedicated to developing and commercializing groundbreaking therapies for psychiatric and neurological disorders based on our deep understanding of nose-to-brain neurocircuitry. Our neuroscience pipeline consists of multiple intranasal product candidates from a new class of potential non-systemic, neurocircuitry-focused therapies called pherines. Designed exclusively as nasal sprays, each of our pherine product candidates is centered on our pioneering approach to addressing psychiatric and neurological disorders with the nose as a portal for the administration of novel neuroactive therapies. Unlike oral therapies requiring systemic absorption, the proposed mechanisms of action (MOAs) of our pherine candidates do not require systemic absorption or binding to neurons in the brain. In contrast to oral systemic therapies, microgram-level doses of our pherine nasal sprays rapidly activate peripheral chemosensory neurons in the nasal cavity to impact fundamental neurocircuitry in the olfactory system and the brain to achieve desired therapeutic effects through nose-to-brain neural connections. As a result of their novel non-systemic MOAs, we believe our pherine drug candidates have favorable and differentiated safety profiles, and have been observed to be well-tolerated in all clinical studies completed to date. Our goal is to develop and commercialize a broad and diverse pipeline of innovative neurocircuitry-focused pherine therapies for multiple highly prevalent neuroscience indications with limited or inadequate current treatment options to meet the needs of millions of underserved patients. Our lead clinical-stage neuroscience programs are focused on social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.

Our Lead Clinical-Stage Neuroscience Programs
Social Anxiety Disorder

Social anxiety disorder (SAD) is a highly prevalent serious and life-threatening psychiatric mental health disorder affecting approximately 12% of adults in the U.S. SAD often begins early in life, usually during adolescence and persists for many years thereafter, with a reported mean duration of about 20 years. Although a long-term disorder often arising during adolescence, SAD presents acutely when triggered by fear and anxiety of social and performance stressors in everyday life. When individuals are affected acutely by SAD in what most others consider non-threatening social and performance situations in everyday life, they experience extreme distress, fear, and impairment. People with SAD fear and are anxious about being embarrassed, judged, humiliated, negatively evaluated, and scrutinized by others. The disorder can disrupt family and social life, reduce self-esteem, and limit work efficiency. People with SAD may have few or no social or romantic relationships, making them feel powerless and ashamed. Their significant anxiety and distress often lead to avoidance of everyday social interactions and academic and vocational opportunities, resulting in loneliness, lack of personal and professional achievements and relationships, as well as economic hardships that potentially diminish a wide range of important aspects of a SAD patient’s daily life and add to societal burden. SAD has a lifetime comorbidity rate of approximately 81% with other serious psychiatric disorders. The pervasive effects of SAD often lead to depression and a sense of hopelessness, escalating what is sometimes perceived as extreme shyness to a life-altering mental illness. Those with SAD are at an increased risk of serious and life-threatening co-morbid depression, alcohol and substance abuse, suicidal ideation and suicide.

Acute Treatment of Social Anxiety Disorder
There is no FDA-approved pharmacological therapy for the acute treatment of SAD.
The three FDA-approved pharmacological therapies for SAD (two selective serotonin reuptake inhibitors (SSRIs), sertraline and paroxetine, and the serotonin and norepinephrine reuptake inhibitor (SNRI)), venlafaxine, have not been evaluated in controlled Phase 3 studies for the acute treatment of SAD, are not indicated for the acute treatment of SAD, and do not have a MOA conducive to producing a rapid-onset therapeutic benefit in an acute anxiety-provoking situation. Rather, the three FDA-approved treatments usually take several weeks following the start of daily systemic oral dosing to begin to produce a potential therapeutic benefit. Each treatment requires systemic uptake and long-term daily maintenance dosing, associated with well-documented unwanted side effects, such as gastrointestinal symptoms, agitation, sedation, sleep disturbances, weight changes, and sexual dysfunction, regardless of whether the SAD patient actually experiences social anxiety on a given day or is asymptomatic as to their SAD on that day and not in need of anti-anxiety medication.
FDA-approved pharmacological therapies that may be prescribed off-label for the acute treatment of SAD, including, beta blockers, tricyclic antidepressants, monoamine oxidase inhibitors (MAOIs), benzodiazepines, and modulators of GABAergic neurotransmission, require systemic uptake, and consequently, the potential neuropsychiatric and other safety risks related to systemic MOAs. Beta blockers can cause bradycardia, exacerbation of cardiac and/or pulmonary conditions, sleep disorder, dizziness, gastrointestinal symptoms, and fatigue. Tricyclic antidepressants commonly cause cardiac effects, anticholinergic effects, decreased seizure threshold, and can be life-threatening in overdose. MAOIs have severe drug-drug interactions that can cause serotonin syndrome and hypertensive crisis. As was well-documented by the FDA in its September 2020 Drug Safety Communication, the use of benzodiazepines is associated with considerable risk of abuse, misuse (including overdose), addiction, physical dependence, withdrawal effects, and mortality. The societal cost of benzodiazepine use is also high, given the need to treat the misuse and dependence problems, as well as serious complications related to withdrawal. Overall, significant limitations to the recurring acute treatment with these medication classes, each requiring systemic uptake, include numerous side effects, increased risk of mortality with overdose, potential drug-drug interactions, risks of misuse and dependence, and cognitive impairment. SAD patients may experience multiple distinct acute anxiety-provoking social or performance situations at different times during a single day. In those instances, there would be considerable safety concerns for SAD patients from repeated same-day acute use of these off-label pharmacological therapies.
Fasedienol for the Acute Treatment of Social Anxiety Disorder
Fasedienol is a synthetic investigational neuroactive pherine nasal spray from the androstane family currently in Phase 3 clinical development for the acute treatment of SAD. The proposed MOA of fasedienol is fundamentally differentiated from all currently approved anti-anxiety medications. When administered intranasally in microgram-level doses, odorless and tasteless fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neurons in the limbic amygdala involved in the pathophysiology of SAD, and potentially other acute anxiety and mood disorders. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset and short-duration anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Fasedienol also does not modulate GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve these rapid-onset anxiolytic effects on an as-needed basis rather than chronic daily dosing, and with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with current oral and certain other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed for acute treatment of SAD.
Fasedienol PALISADE Phase 3 Program for the Acute Treatment of Social Anxiety Disorder
We believe fasedienol allows individuals affected by SAD to engage in stressful or previously avoided social or performance situations with fewer or less severe symptoms. Because of its rapid-onset non-systemic proposed MOA and pharmacological effect, a key and substantial difference between fasedienol and each of the three oral antidepressants approved by the FDA for the treatment of SAD is that fasedienol is being developed for the acute treatment of SAD. Acute treatment with fasedienol has the potential to reduce the wave of anxiety usually experienced by SAD patients before engaging in or during a feared social or performance situation.
We have aligned with the FDA that a clinic-based public speaking challenge and the Subjective Units of Distress Scale (SUDS) are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is the most appropriate and efficient path for our registration-directed PALISADE Phase 3 Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of SAD. Accordingly, the Phase 3 clinical trials in our PALISADE Phase 3 Program are randomized, double-blind, placebo-controlled, multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. Two of the Phase 3 trials in our PALISADE Phase 3 Program were previously concluded; PALISADE-1, concluded in 2022 and did not meet its primary endpoint, and PALISADE-2, concluded in 2023 and successfully met its primary endpoint, and as further described below, two Phase 3 trials, PALISADE-3 and PALISADE-4, are ongoing or will be initiated in 2024. Our PALISADE Phase 3 Program also includes open-label extension safety studies, a small Phase 2 repeat dose study (Repeat Dose Study), certain standard preclinical studies, and a small human factor study.
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
To complement our successful PALISADE-2 Phase 3 trial, we launched our PALISADE-3 Phase 3 trial at the end of March 2024 and we are on track to launch our PALISADE-4 Phase 3 trial in the second half of 2024. Like PALISADE-2 and PALISADE-3, PALISADE-4 will be, a multi-center, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adult patients with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. In addition, both PALISADE-3 and PALISADE-4 will have an open-label extension for a period of up to 12 months. We are also planning to initiate the Repeat Dose Study in the second half of 2024. This study will be a small multi-center, randomized, double-blind, placebo-controlled, three-arm Phase 2 clinical trial designed to evaluate repeated dosing (up to two doses within ten minutes) of fasedienol in adult patients with SAD during a single, simulated, anxiety-provoking public speaking challenge in a clinical setting. The Repeat Dose Study will also have an open-label extension for a period of up to 12 months.
We believe either PALISADE-3 or PALISADE-4, if successful, together with PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential fasedienol New Drug Application (NDA) submission to the FDA for the acute treatment of SAD. The FDA has designated fasedienol as a Fast Track product candidate.

The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD.
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

For many people, depression cannot be controlled for any length of time without treatment. However, approximately two out of every three depression sufferers do not receive adequate therapeutic benefits from their initial treatment with a standard antidepressant, and the likelihood of achieving remission of depressive symptoms declines with each successive treatment attempt. Even after multiple treatment attempts with current antidepressants, approximately one-third of depression sufferers still fail to find an adequately effective therapy.
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
With its potential for rapid-onset activity at a microgram-level dose that we believe does not require systemic absorption and distribution to achieve sustained antidepressant effects, as well as a favorable safety profile observed in all studies completed to date that is differentiated from current pharmacological therapies for depression, we believe itruvone has transformative potential as an innovative stand-alone treatment for MDD and presents potential opportunities for development in multiple additional depression disorders, including postpartum depression, treatment-resistant depression, and suicidal ideation.
In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone in MDD, the results of which were published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 μg dose administered intranasally twice daily for eight weeks, itruvone significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation or hallucinations), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals, Inc (Pherin), now our wholly-owned subsidiary, and was conducted in Mexico prior to our acquisition of Pherin in February 2023. Positive data from our recent U.S. Investigational New Drug (IND) enabling Phase 1 trial of itruvone demonstrated that there were no reported treatment-related SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate the favorable safety profile seen in all clinical trials to date. As a result, building on the positive results from Phase 2A development of itruvone in MDD, we are currently preparing and planning for U.S. Phase 2B clinical development of itruvone under our U.S. IND as a novel, non-systemic stand-alone treatment for MDD.
The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.
Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms are sudden feelings of warmth in the face, neck, and chest, or sudden intense feelings of heat and sweating (hot flashes) commonly experienced by women in menopause. Presentation of hot flashes is directly linked to changes in hormone levels due to menopause, or menopause induced by other medical treatments or co-existing conditions, and the causal mechanism is unclear. Hot flashes are the most common symptom of the menopausal transition, affecting about 75% of menopausal women and about 40% of women in perimenopause. Prevalence of hot flashes is estimated to be about 20 million women in the U.S. with nine million women estimated to be suffering from severe hot flashes. Current pharmacotherapies to treat hot flashes include hormonal therapy (estrogen with or without progesterone, or a synthetic progestin), gabapentins, certain antidepressants, clonidine, and fezolinetant, a neurokinin 3 (NK3) receptor antagonist, all of which require systemic absorption and are associated with certain potentially serious side effects and safety concerns.
PH80 for the Treatment of Vasomotor Symptoms (hot flashes) due to Menopause
PH80 is a hormone-free, odorless, tasteless synthetic investigational neuroactive pherine nasal spray with a novel, rapid-onset potential MOA that is fundamentally differentiated from all currently approved treatments for vasomotor symptoms (hot flashes) due to menopause and other women’s health indications. Microgram-level doses of PH80, administered as a nasal spray, engage and activate chemosensory neurons in the nasal cavity connected to neural circuits in the basal forebrain associated with the control of body temperature.
A randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of PH80 that was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the management of menopausal hot flashes in women was conducted in a real-world setting in Mexico and was sponsored by Pherin prior to our acquisition of Pherin in February 2023. In the study, PH80 (0.8 µg/50 µL) was self-administered by subjects intranasally, with two sprays in each nostril (total dose = 3.2µg) up to four times daily, as-needed for four consecutive weeks. One additional dose was allowed at night if subjects were awakened by hot flashes. Through the course of the study, subjects recorded the number, severity, disruption in function, and sweating related to hot flashes. PH80 induced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the treatment period. At baseline, subjects reported a mean daily number of hot flashes of 7.7 (PH80, n=18) and 8.0 (placebo, n=18). After one week of treatment, the number of hot flashes dropped to 2.8 (PH80) and 6.4 (placebo) (p<.001), and after four weeks of treatment, the number of hot flashes dropped to 1.5 (PH80) and 5.1 (placebo) (p<.001).
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

We are currently conducting customary nonclinical studies necessary to support our planned submission of our U.S. IND to facilitate further Phase 2 clinical development of PH80 in the U.S. as a novel non-systemic, non-hormonal treatment of vasomotor symptoms (hot flashes) due to menopause.
Our Other Clinical-Stage Programs
Premenstrual Dysphoric Disorder

According to the National Institutes of Health (NIH), 5% to 8% of menarcheal individuals have moderate-to-severe symptoms that can cause significant distress and functional impairment, suggestive of premenstrual dysphoric disorder (PMDD), a severe, sometimes disabling extension of premenstrual syndrome (PMS). PMDD symptoms usually begin in the luteal phase (approximately seven to ten days before a person’s period starts) and continue for the first few days of the period. Like PMS, PMDD can cause bloating, breast tenderness, fatigue, and changes in sleep and eating habits, but distinctively, it can also cause extreme mood shifts that can disrupt daily life and damage relationships. The cause of PMDD is not clearly understood, but it is thought that neurotransmitter systems may trigger PMDD. Brain areas that regulate emotion and behavior are studded with receptors for estrogen, progesterone, and other sex hormones. These hormones affect the functioning of neurotransmitter systems that influence mood and thinking, possibly triggering PMDD. Treatment of PMDD is aimed at preventing or minimizing symptomology.
PH80 for Premenstrual Dysphoric Disorder
An exploratory Phase 2A clinical study of PH80 for management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, in subjects with a regular menstrual cycle and at least a one-year history of PMDD, was conducted by Pherin prior to our acquisition of Pherin in February 2023. In this randomized, double-blind, placebo-controlled exploratory Phase 2A study, PH80 demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms. The initial study visit occurred after the onset of symptoms. All subjects were administered a placebo nasal spray, and those who showed no symptom improvement were eligible to return for the second visit, which occurred after the onset of symptoms during the next menstrual cycle. At the second study visit, subjects were randomized to receive a single dose of 0.9 µg PH80 nasal spray or placebo in the clinic. PH80 demonstrated statistically and clinically significant improvement versus placebo in symptoms of PMDD using the subject-rated Penn Daily Symptom Report (DSR) as early as Day 4 and continuing to Day 6 (p=0.008). PH80 also demonstrated statistically and clinically significant improvement versus placebo at Day 6 on the clinician-rated Premenstrual Tension Scale (PMTS) total score (p=0.006).
PH80 was well-tolerated with no SAEs. The most common TEAE was headache, reported by 17% in the placebo group and 7% in the PH80 group. No other TEAE occurred more than once per subject.
Cognitive and Psychomotor Impairment due to Mental Fatigue
Numerous disorders, such as shift work disorder, sleep apnea, and narcolepsy, can lead to debilitating sleep deprivation and mental fatigue. The prevalence of these disorders is high. For example, moderate to severe sleep apnea affects approximately 20% of adult men and 10% of postmenopausal women. The potential consequences of mental fatigue from sleep deprivation are troubling, with higher rates of accidents and increased risk of dementia. Individuals affected by mental fatigue require improved treatment options with a differentiated safety profile, one without the potential for abuse liability or negative and treatment-limiting side effects and safety concerns that may lead to self-treatment and subsequent substance use disorders.
PH15 for Improvement of Cognitive and Psychomotor Impairment due to Mental Fatigue
PH15 is an odorless, tasteless synthetic investigational neuroactive pherine with a novel, rapid-onset proposed MOA that is differentiated from the MOA of all currently approved treatments to improve psychomotor or cognitive impairment caused by mental fatigue. PH15’s proposed MOA targets nasal receptors that activate olfactory-amygdala and olfactory hippocampus neural circuits in the limbic system that are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated an excellent safety profile in all clinical trials completed to date.

In a randomized, double-blind, placebo-controlled, crossover Phase 2A pilot study designed to explore the efficacy, safety, and tolerability of intranasal administration of PH15 on psychomotor performance as measured by reaction time in sleep-deprived participants, PH15 demonstrated a statistically significant improvement in reaction time compared to placebo and caffeine in the sleep-deprived study participants. This study of PH15 was sponsored by Pherin and conducted at the

National Institute of Psychiatry, Sleep Disorders Clinic in Mexico City, Mexico prior to our acquisition of Pherin in February 2023.

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
Financial Operations Overview and Results of Operations
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (Annual Report), as filed with the SEC on June 11, 2024. There have been no changes in significant accounting estimates during the three months ended June 30, 2024, since those disclosed in our Form 10-K.
Summary
Net Loss
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of these product candidates, with substantial recent emphasis on fasedienol and itruvone for neuropsychiatric indications. During the year ended March 31, 2024, we launched our PALISADE-3 clinical trial as part of our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD. In the first quarter of our fiscal year ending March 31, 2025, we continued to focus our efforts substantially on fasedienol, advancing our registration-directed PALISADE Phase 3 program for fasedienol in SAD, including initiating our PALISADE-3 Phase 3 clinical trial, and preparing to initiate our PALISADE-4 Phase 3 clinical trial. In addition, we are continuing to conduct various preclinical and clinical studies and manufacturing activities for other investigational pherine product candidates. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and technologies and raising sufficient working capital to fund these studies, initiatives, and other activities. At June 30, 2024, we had an accumulated deficit of approximately $366.9 million. Our net loss for the year ended March 31, 2024 (Fiscal 2024) and the year ended March 31, 2023 (Fiscal 2023) was approximately $29.4 million and $59.2 million, respectively, and we incurred a net loss of approximately $10.7 million for the three months ended June 30, 2024. We expect losses to continue for the foreseeable future as we engage in further research, development, manufacturing and regulatory activities related to fasedienol, itruvone, PH80 and potentially our other neuroscience product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.

Results of Operations
The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues:
Sublicense and other revenue	$84	$177
Total revenues	$84	$177
Operating expenses:
Research and development	$7,648	$4,197
General and administrative	$4,567	$2,978
Total operating expenses	$12,215	$7,175
Loss from operations	$(12,131)	$(6,998)
Other income, net:
Interest income, net	$1,398	$98
Loss before income taxes	$(10,733)	$(6,900)
Income taxes	$-	$(3)
Net loss	$(10,733)	$(6,903)
Revenue
We recognized $0.1 million in sublicense and other revenue for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023.
Absent the achievement of milestones under the existing collaboration and other revenue arrangements, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods.
Research and Development Expense
Research and Development expense consists of the following (in thousands):

	Three Months Ended June 30,
	2024	2023
Clinical and nonclinical studies and development expenses by program
Fasedienol	$3,776	$1,830
Itruvone	148	183
AV-101	29	77
All other	120	19
Total clinical and nonclinical studies and development expenses	4,073	2,109
Salaries and benefits	2,148	1,393
Stock-based compensation	674	309
Consulting and professional services	468	194
Occupancy and all other costs	285	192
Total research and development expenses	$7,648	$4,197
Research and development expenses were $7.6 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $3.5 million in research and development expense as compared to the same period in

2023 was primarily due to an increase in clinical and development expense of $2.0 million, primarily related to the commencement of our PALISADE-3 Phase 3 clinical trial of fasedienol in SAD and costs related to preparations for the initiation of our PALISADE-4 Phase 3 trial of fasedienol in SAD, an increase in headcount costs of $1.1 million, and an increase in consulting and professional fees of $0.2 million.
We expect that our research and development expense will increase substantially over the next several years as we advance our broad an diverse pipeline of pherine product candidates through IND-enabling non-clinical studies. clinical trials, and manufacturing activities required to facilitate further development of our current pherine product candidates, expand our pherine pipeline, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional personnel.
General and Administrative Expense
General and administrative expenses were $4.6 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expense of $1.6 million, as compared to the same period in 2023, was primarily due to an increase in headcount costs of $0.8 million in connection with the increased headcount to support development operations, and an increase in consulting and professional fees of $0.7 million.
We expect that our general and administrative expense will increase substantially over the next several years as we hire additional personnel to support the growth of our business and incur additional expenses associated with being a public company.
Other Income
Interest income, net, increased in the three months ended June 30, 2024 as compared with the same period in 2023 due to increases in interest rates as well as larger cash balances when compared to prior periods.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity and debt securities for cash proceeds of approximately $338.5 million, as well as from an aggregate of approximately $22.7 million of government research grant awards, strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million in non-cash acquisitions of product licenses, as a portion of the consideration for our acquisition of the Pherin in February 2023, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock (the Shares) having an aggregate offering price of up to $75.0 million. During the fiscal year ended March 31, 2024, we sold 4,698,495 Shares under the terms of our Sales Agreement for net cash proceeds of approximately $36.2 million. In February 2024, increased the remaining available aggregate offering price of our common stock under the Sales Agreement to $100 million.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Exclusive Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
We had cash and cash equivalents and marketable securities of approximately $108.4 million at June 30, 2024, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of the unaudited condensed consolidated financial statements appearing elsewhere in this Report. We are continuing to manage our cash resources as we progress our registration-directed PALISADE Phase 3 Program for fasedienol as a potential new acute treatment of anxiety in adults with SAD, including our ongoing PALISADE-3 Phase 3 clinical trial and prepare to initiate our PALISADE-4 Phase 3 clinical trial, as well as clinical and nonclinical studies of our other pherine candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through sale of equity or debt securities, partnering collaborations, license agreements or other non-dilutive arrangements..

When necessary and/or advantageous, we will seek additional capital to fund our planned operations through sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, or non-dilutive debt-related financing arrangements, strategic partnering collaborations or other funding-focused transactions to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements, arrangements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have any obligation to do so.
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
Notwithstanding the foregoing, there can be no assurance that any future financings or proceeds from other non-dilutive arrangements, collaborations or transactions will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaboration will generate revenue from future potential milestone payments or otherwise.
Cash and Cash Equivalents
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash used in operating activities	(10,869)	(7,891)
Net cash used in investing activities	(5,467)	-
Net cash provided by financing activities	88	875
Net decrease in cash and cash equivalents	(16,248)	(7,016)
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$102,918	$9,622
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2024 was $10.9 million, consisting primarily of our net loss of $10.7 million, adjusted for $1.3 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $1.4 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended June 30, 2023 was $7.9 million, consisting primarily of our net loss of $6.9 million, adjusted for $0.7 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating right-of-use asset, and $1.7 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended June 30, 2024 was $5.5 million, consisting of purchases of marketable securities and property and equipment.
Net cash used in investing activities for the three months ended June 30, 2023 was immaterial.
Financing Activities
Net cash provided by financing activities during the three months ended June 30, 2024 was immaterial.

Net cash provided by financing activities during the three months ended June 30, 2023 was $0.9 million. This consisted primarily of proceeds from issuance of common stock under the Open Market Sales Agreement of $1.1 million, partially offset by a repayment of notes payable of $0.2 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended June 30, 2024, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended June 30, 2024, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Summary
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Report, including our unaudited condensed consolidated financial statements and the related notes included in this Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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

•if we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects; and

•other risks and uncertainties, including those described below.
If we are unable to effectively manage the impact of these and other risks, our ability to operate and execute our business plan would be substantially impaired. In turn, the value of our securities would be materially reduced.

Risks Related to Our Business

The successful development of pharmaceutical products is highly uncertain.

Successful development of pharmaceutical products is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early or late phases of development may fail to reach the market for several reasons, including:
•clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or have an unacceptable safety or tolerability profile;

•failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused, among other things, by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis, review of IND, NDA or similar foreign applications, preparation, discussions with the FDA or foreign regulatory authorities, an FDA or foreign regulatory authority request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;

•preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;

•post-marketing approval requirements; or

•the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.

The length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority is substantial and varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

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

•delays in enrolling and randomizing subjects in our clinical trials;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $29.4 million and $59.2 million for the years ended March 31, 2024 and 2023, respectively, and we incurred a net loss of $10.7 million during the three months ended June 30, 2024. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•advance our product candidates through clinical development, including as we advance these candidates into and through later-stage clinical trials;

•seek and obtain regulatory approvals for any product candidates that successfully complete registration-directed clinical trials;

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

Our operations have consumed substantial amounts of cash since inception. As in prior periods we expect to continue to spend substantial amounts of cash to continue the preclinical and clinical development and manufacturing of our product candidates. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, manufacturing, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale. We will need to raise substantial additional capital to complete certain of our currently planned preclinical and clinical development programs, including future late-stage clinical trials. If we are able to gain marketing approval for any product candidates that we develop, we will require significant amounts of additional capital in order to launch and commercialize such product candidates. As the outcome of our ongoing research and development activities, including the outcome of future anticipated preclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts of additional capital necessary to successfully complete the development and commercialization of any product candidate we develop. We do not expect to generate sustainable positive operating cash flows until, and unless, we obtain approval from the FDA and other regulatory authorities and successfully commercialize one or more of our product candidates.

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

We believe that our available financial resources will enable us to fund our operating expense requirements through at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Currently, we are developing or have development plans in place for our five clinical-stage pherine product candidates. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

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

•we may not reach agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

•our third-party contractors, including contract manufacturing organizations (CMOs), CROs or other third-parties acting on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which may be required to resubmit to an institutional review board (IRB) and regulatory authorities for re-examination;

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

If we encounter difficulties enrolling and randomizing patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment and randomization in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with our protocols depends, among other things, on our ability to enroll and randomize a sufficient number of patients who remain in the study until its conclusion.

Patient enrollment and randomization is affected by many factors, including:

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

Our inability to enroll and randomize a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of the company to decline and limit our ability to obtain additional financing if needed.

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

We have no experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and regulatory consultants to augment our internal personnel and assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.

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

Interim, topline and preliminary data from our clinical trials that we may announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product. Other potentially significant negative consequences associated with adverse events include:

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

We believe that a significant number of product candidates are currently under development for certain of the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Business—Competition” in our Annual Report on

Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on June 11, 2024, for examples of the competition that our product candidates face.

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

Our ability to compete in the bio-pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, and technical personnel. In particular, we will need to retain and, in some cases, hire, qualified personnel with expertise in clinical development and operations, preclinical research and development, manufacturing, quality management, medical and regulatory affairs, finance and accounting and other areas in connection with the continued development and commercialization of our product candidates. We currently rely, and for the foreseeable future will continue to rely, on third-party consultants and advisors, including scientific and clinical advisors, to assist us in formulating certain of our research and development objectives and activities as well as the development of certain of our commercialization strategies.

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

As of June 30, 2024, we had 41 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Remote working arrangements could significantly increase our digital and cybersecurity risks.

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

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to augment out internal personnel in the conduct of our clinical trials and expect to rely on these third parties to augment our efforts to conduct clinical trials of any product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and IRB or ethics committee approval, patient enrollment rates and compliance with GCPs. In most cases, we use the services of third parties, including CROs, to carry out many of clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA and certain foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. Similar requirements may exist in foreign jurisdictions.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such independent contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. Moreover, many CROs, including some of those that we have engaged to conduct our clinical trials, are experiencing enrollment challenges as a result of, among other things, high employee turnover driven by the post-COVID macroeconomic environment and the inexperience of new employees. Furthermore, at clinical trial sites, the availability of staff and trial participants has been limited due to a decrease in the number of clinical investigative sites across the globe. Accordingly, enrollment and randomization of subjects in some of our clinical trials may be slower than expected as a result of these changes in the post-COVID clinical trial landscape. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also rely on third parties to manufacture, store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third-parties could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

Any of the third-party organizations we utilize may terminate their engagements with us under certain circumstances. The replacement of an existing CRO, manufacturer or other third party may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates. Although we believe we have diversified our risk by engaging a number of CROs and other third-party organizations and there are a number of other CROs we could engage to continue these activities, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms or in a timely manner. In addition, while we believe there may be suitable replacements for one or more of these service providers, there is a natural transition period when a new service provider begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

In particular, we may rely on a hybrid functional service provider (FSP), approach, where, rather than relying on a small number of third-party services providers for a full suite of services, we plan to use a wider number of third-party service providers on an à la carte basis grouped by specific function. We may not be able to realize the cost savings typically associated with the hybrid FSP approach, or this approach may require us to incur increased startup or integration costs. Our hybrid FSP approach may also require us to manage and monitor an increased number of service providers and contractual relationships. Finally, this approach may require us to handle certain functions internally rather than outsourcing them to third parties. Handling these functions internally may require us to spend more time and capital hiring and training employees, and any failure to do so successfully may negatively impact our operations.

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

We expect all of our current pherine product candidates, fasedienol, itruvone, PH15, PH80 and PH284, will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

In addition to our operations in the U.S., which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct future clinical trials in the United Kingdom or the European Economic Area (the EEA) and may become subject to additional European data privacy laws, regulations and guidelines. We will be subject to the data protection laws of the EU and United Kingdom in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. For example, the European Union General Data Protection Regulation (EU GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the EU GDPR, and subject to additional compliance obligations and to local law derogations. Since the beginning of 2021, after the end of the transition period following the withdrawal of the United Kingdom from the EU (Brexit), we may also be subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the UK GDPR) which imposes separate but similar obligations to those under the EU GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. The subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the EU and United Kingdom, which may lead to additional compliance costs and could increase our overall risk.

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

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection, or the third countries, including the U.S. and the efficacy and longevity of current transfer mechanisms between the EEA and the U.S. remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for U.S. Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. This may lead to additional compliance costs and could increase our overall risk.

Should we conduct future clinical trials in the U.K. or EU, we cannot assure you that our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our reputation and materially harm our business. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is, therefore, costly, time-consuming, and inherently uncertain. In addition, the U.S., in recent years, enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

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

•There may be future issuances of shares of preferred stock in the future.

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

We are subject to the reporting requirements of the Exchange Act which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), the Dodd-Frank Act, and the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies. We have incurred and will continue to incur significant costs to comply with these public company reporting requirements, including accounting and related audit costs, legal costs to comply with corporate governance requirements and other costs of operating as a public company. These legal and financial compliance costs will continue to require us to divert significant resources that we could otherwise use to achieve our research and development and other strategic objectives.

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

Issuing additional shares of our common stock or other equity securities or securities convertible into equity will dilute the economic and voting rights of our existing stockholders and may reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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

•The price of our common stock may be volatile.

•The price of our common stock may fluctuate due to a variety of factors, including:

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.

Dated: August 13, 2024	/s/ Shawn K. Singh
Shawn K. Singh
Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)