Form 10-Q
period 2024-09-30
Vistagen Therapeutics, Inc.
filed 2024-11-07
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, 27,843,466 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2024	March 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,246	$119,166
Marketable securities	13,332	-
Prepaid expenses and other current assets	2,370	1,506
Total current assets	99,948	120,672
Property and equipment, net	467	435
Right-of-use asset - operating lease	1,583	1,820
Other assets	498	726
Total assets	$102,496	$123,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715	$1,547
Accrued expenses	3,815	2,235
Deferred revenue - current portion	2,468	791
Operating lease obligation - current portion	525	550
Total current liabilities	7,523	5,123
Deferred revenue - non-current portion	730	2,674
Operating lease obligation - non-current portion	1,269	1,570
Total liabilities	9,522	9,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and March 31, 2024; no shares outstanding at September 30, 2024 and March 31, 2024	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2024 and March 31, 2024; 27,059,629 and 27,029,731 shares issued at September 30, 2024 and March 31, 2024, respectively	27	27
Additional paid-in capital	476,801	474,441
Treasury stock, at cost, 4,522 shares of common stock held at September 30, 2024 and March 31, 2024	(3,968)	(3,968)
Accumulated other comprehensive income	22	-
Accumulated deficit	(379,908)	(356,214)
Total stockholders’ equity	92,974	114,286
Total liabilities and stockholders’ equity	$102,496	$123,653
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Sublicense and other revenue	$183	$278	$267	$455
Total revenues	183	278	267	455
Operating expenses:
Research and development	10,215	3,851	17,863	8,048
General and administrative	4,195	3,207	8,762	6,185
Total operating expenses	14,410	7,058	26,625	14,233
Loss from operations	(14,227)	(6,780)	(26,358)	(13,778)
Other income, net:
Interest income, net	1,273	192	2,671	290
Loss before income taxes	(12,954)	(6,588)	(23,687)	(13,488)
Income taxes	(7)	—	(7)	(3)
Net loss	$(12,961)	$(6,588)	$(23,694)	$(13,491)
Unrealized gain on marketable securities	20	—	22	—
Comprehensive loss	$(12,941)	$(6,588)	$(23,672)	$(13,491)
Basic and diluted net loss per common share	$(0.42)	$(0.66)	$(0.77)	$(1.55)
Weighted average common shares outstanding, basic and diluted	30,632,347	10,042,530	30,617,970	8,717,050
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	7,315,583	$7	$342,893	$(3,968)	$-	$(326,852)	$12,080
Stock-based compensation expense	-	-	569	-	-	-	569
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4	-	-	-	4
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	561,418	1	1,098	-	-	-	1,099
Net loss	-	-	-	-	-	(6,903)	(6,903)
Balance at June 30, 2023	7,879,673	$8	$344,564	$(3,968)	$-	$(333,755)	$6,849
Stock-based compensation expense	-	-	584	-	-	-	584
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	4,137,077	4	34,796	-	-	-	34,800
Net loss	-	-	-	-	-	(6,588)	(6,588)
Balance at September 30, 2023	12,016,750	$12	$379,944	$(3,968)	$-	$(340,343)	$35,645

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$-	$(356,214)	$114,286
Stock-based compensation expense	-	-	1,160	-	-	-	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	-	88	-	-	-	88
Unrealized gain on marketable securities available-for-sale, net	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803
Stock-based compensation expense	-	-	1,112	-	-	-	1,112
Unrealized gain on marketable securities available-for-sale, net	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(12,961)	(12,961)
Balance at September 30, 2024	27,059,629	$27	$476,801	$(3,968)	$22	$(379,908)	$92,974
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,694)	$(13,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	63
Stock-based compensation	2,272	1,153
Amortization of operating lease right-of-use asset	237	215
Accretion on marketable securities	(159)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(864)	289
Other assets	190	-
Operating lease liability	(326)	(234)
Deferred sublicense and other revenue, net of deferred contract acquisition costs	(230)	(413)
Accounts payable and accrued expenses	748	(1,663)
Net cash used in operating activities	(21,755)	(14,081)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(103)	-
Sales and maturities of marketable securities	5,498	-
Purchases of marketable securities	(18,648)	-
Net cash used in investing activities	(13,253)	-

Cash flows from financing activities:
Net proceeds from sale of common stock under Open Market Sale Agreement, net of deferred offering costs	-	36,033
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	88	4
Repayment of note payable	-	(986)
Net cash provided by financing activities	88	35,051
Net increase (decrease) in cash and cash equivalents	(34,920)	20,970
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$84,246	$37,608
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$-	$880
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a broad and diverse pipeline of product candidates from a new class of intranasal therapies called pherines. Each pherine product candidate in Vistagen's neuroscience pipeline is designed to rapidly activate peripheral chemosensory neurons in the nasal cavity, impacting neural circuits in the olfactory system and brain to achieve desired therapeutic benefits and differentiated safety, without requiring systemic absorption or binding to neurons in the brain. Vistagen’s neuroscience pipeline also includes an oral prodrug with potential to impact certain neurological conditions involving the NMDA receptor. Vistagen is passionate about developing transformative treatment options to improve the lives of individuals underserved by the current standard of care for multiple highly prevalent disorders, including social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.
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
Liquidity
We have incurred significant losses and negative cash flows from operations since inception. As of September 30, 2024, we had an accumulated deficit of $379.9 million. We expect that operating losses and negative cash flows will continue for the foreseeable future as we continue research, development and contract manufacturing of our neuroscience pipeline. We currently expect that our cash, cash equivalents and marketable securities of $97.6 million as of September 30, 2024 will be sufficient to fund operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued.
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
Marketable Securities

Marketable securities consist of U.S. treasury securities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of U.S. treasury securities and money market funds. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available, and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2024, and 2023, to the recently issued accounting standards for the six months ended September 30, 2024.
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
3. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents and marketable securities at fair value as of September 30, 2024 and March 31, 2024 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$83,748	$—	$—	$83,748
U.S. treasury securities	—	498	—	498
Marketable securities
U.S. treasury securities	—	13,332	—	13,332
Total	$83,748	$13,830	$—	$97,578

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,166	$—	$—	$119,166
Total	$119,166	$—	$—	$119,166
The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at September 30, 2024 or March 31, 2024. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the three and six months ended September 30, 2024 or 2023.
The following table summarizes our marketable securities as of September 30, 2024 (in thousands):

		September 30, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,310	$22	$—	$13,332
Total		$13,310	$22	$—	$13,332

We did not hold any marketable securities as of March 31, 2024.
4. Note Payable
In May 2023, we executed a 7.43% promissory note in the principal amount of $0.9 million in connection with certain insurance policy renewal premiums. The note was payable in monthly installments of $0.1 million, including principal and interest, through February 2024. We paid this note in full in August 2023.
In May 2022, we executed a 3.88% promissory note in the principal amount of $1.1 million in connection with certain insurance policy premiums. The note was payable in monthly installments of $0.1 million, including principal and interest. We paid this note in full in April 2023.
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

Each share of common stock and each Pre-Funded Warrant was issued together with a ratably allocated portion of warrants to purchase up to 9,294,022 shares of common stock with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock with an exercise price of $8.877 per share (the T2 Warrants). The net proceeds to us from the October 2023 Public Offering were approximately $93.5 million, after deducting expenses related to the offering, including commissions, legal expenses and other offering costs.
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
Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement. During the three and six months ended September 30, 2023, we sold an aggregate of 4,137,077 and 4,698,495 shares, respectively, of our common stock and received net cash proceeds of $35.1 million and $36.2 million, respectively, under the Sales Agreement.

In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million. During the three and six months ended September 30, 2024, we did not make any sales of shares under the Sales Agreement. As of September 30, 2024, $100.0 million of common stock remained available for sale under the Sales Agreement.
Common Stock Warrants
At September 30, 2024, the following common stock warrants were outstanding:

Number of Common Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
33,334	$15.000	12/9/2024
12,352	$21.900	7/25/2025
3,577,240	$0.001	N/A
9,294,022	$5.380	(a)
11,265,086	$8.877	10/4/2028
(a)The warrants will expire 60 days after the later of (i) the date on which the Company first publicly discloses, whether by press release or Current Report on Form 8-K, the top-line results of its PALISADE-3 Phase 3 clinical trial and (ii) the date on which the Company first publicly discloses, whether by press release or Current Report on Form 8-K, the top-line results of its PALISADE-4 Phase 3 clinical trial.

The weighted average exercise price of all outstanding warrants at September 30, 2024 is $6.24 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, with the exception of Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price.

In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock.
6. Stock-Based Compensation
A summary of the Company’s stock option activity for the period ended September 30, 2024 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	815,357	$33.07	6.7	$165
Granted	2,315,700	$3.65
Exercised	—	$—
Forfeited	(18,742)	$31.18
Expired	—	$—
Outstanding at September 30, 2024	3,112,315	$11.19	8.8	$13
Exercisable at September 30, 2024	979,168	$26.59	6.9	$—
Vested and expected to vest as of September 30, 2024	3,112,315	$11.19	8.8	$13
Stock-Based Compensation Expense
The fair value of stock options granted during the below periods was estimated using the following assumptions:

Six Months Ended September 30,
	2024	2023
Risk-free interest rate	3.48% - 4.43%	4.39% - 4.41%
Expected term (years)	5.07 - 6.14	2.53 - 6.08
Expected stock price volatility	163.35% - 176.22%	128.95% - 176.62%
Dividend yield	—	—
The following table summarizes stock-based compensation expense included in operating expense:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$432	$305	$1,106	$614
General and administrative expense	680	279	1,166	539
Total stock-based compensation expense	$1,112	$584	$2,272	$1,153
The weighted-average grant date fair value of options granted for the six months ended September 30, 2024 and 2023 was $3.51 and $3.46 per share, respectively. For the six months ended September 30, 2024 and 2023, the total fair value of options vested was $2.0 million and $1.2 million, respectively. No options were exercised during the six months ended September 30, 2024 and 2023. As of September 30, 2024, total compensation cost not yet recognized related to unvested stock options was $7.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2024	2023
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	3,112,315	724,554
Outstanding warrants to purchase common stock	20,604,794	45,686
Total	23,717,109	770,240
8. Sublicensing and Collaborative Agreements
We recognized sublicense and other revenue of $0.2 million and $0.3 million for the three and six months ended September 30, 2024, respectively, as compared to $0.3 million and $0.5 million for the three and six months ended September 30, 2023, respectively.
The following table presents changes in contract assets and liabilities during the six months ended September 30, 2024. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2024	Additions	Deductions	Balance at September 30, 2024
Contract assets:
Deferred contract acquisition costs	$204	$-	$(37)	$167
Contract liabilities:
Deferred revenue	$3,465	$-	$(267)	$3,198
The following summarizes the terms of our current collaboration arrangements:
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
Under the terms of the AffaMed Agreement, AffaMed paid to us a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event there is no market exclusivity in the period. Royalty payments may also be reduced if there is a generic competitive product in the Territory in the period.
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

Development and commercialization milestones were not considered probable at inception and therefore, were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to a royalty constraint.
We recognize revenue as the combined performance obligation is satisfied over time using an output method. Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation. The performance period or measure of progress was estimated at the inception of the AffaMed Agreement and is re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue.
As of September 30, 2024 and March 31, 2024, we had short-term deferred revenue of $1.2 million and $0.8 million, respectively, and long-term deferred revenue of $0.7 million and $1.4 million, respectively, related to the AffaMed Agreement. During the three and six months ended September 30, 2024, we recognized revenue of $0.2 million and $0.3 million, respectively, as compared to $0.3 million and $0.5 million during the three and six months ended September 30, 2023, respectively, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
The AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis upon the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.
Fuji Pharma Agreement
On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize in Japan, PH80, our clinical-stage pherine product candidate focused primarily on the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for the product candidate (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts our PH80 Investigational New Drug (IND) application for clinical development of PH80 in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
As consideration for the Exclusive Negotiation Period, Fuji Pharma agreed to make a payment to us of $1.5 million (Purchase Price), payable upon occurrence of the Payment Event. The Payment Event occurred in October 2023, and we received payment of the Purchase Price in full in November 2023. The Purchase Price is non-refundable, except upon a material breach of the Negotiation Agreement by the Company; however, should the Company and Fuji Pharma enter into the Potential Definitive Agreement, the Purchase Price will be creditable against any upfront fee due in connection with the execution of such Potential Definitive Agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.
As of September 30, 2024, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three and six months ended September 30, 2024 and 2023, we recognized no revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, which is currently expected in April 2025, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.
9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer.

Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date of the agreement to March 31, 2025. During the three and six months ended September 30, 2024, we recorded expense of $30,000 and $60,000, respectively, under the agreement, as compared to $110,000 during the three and six months ended September 30, 2023.
In January 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, a non-affiliate independent member of our Board of Directors and Chair of the Board, is Managing Director, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $30,000 and $60,000 for the three and six months ended September 30, 2023, respectively.
In November 2022, Ann Cunningham resigned as our Chief Commercial Officer to serve full-time as Managing Partner of i3 Strategy Partners, a pharmaceutical consulting firm founded by Ms. Cunningham. i3 Strategy Partners began providing commercial planning advisory services to us pursuant to a consulting agreement, dated November 2022. The consulting agreement expired on March 31, 2024. During the three and six months ended September 30, 2024, we recorded expense under the consulting agreement of $0, as compared to $30,000 and $60,000 for the three and six months ended September 30, 2023, respectively. Ms. Cunningham remains a non-employee member of our Board of Directors.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to, our ability to obtain substantial additional financing, the results of our research and development efforts, the results of nonclinical and clinical testing, the effect of regulation by the U.S. Food and Drug Administration (the FDA) and other domestic and foreign regulatory agencies, our ability to obtain, maintain and enforce patents on our products once approved for marketing, the impact of competitive products, product development, commercialization potential and technological difficulties, the effect of our accounting policies, and other risks as detailed in the section entitled “Risk Factors” in this Report. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management and our Board of Directors (the Board) or disadvantageous to our stockholders.
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
Business Overview
We are a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a broad and diverse pipeline of product candidates from a new class of intranasal therapies called pherines. Each pherine product candidate in our neuroscience pipeline is designed to rapidly activate peripheral chemosensory neurons in the nasal cavity, impacting neural circuits in the olfactory system and brain to achieve desired therapeutic benefits and differentiated safety, without requiring systemic absorption or binding to neurons in the brain. Our neuroscience pipeline also includes an oral prodrug, AV-101, with potential to impact certain neurological conditions involving the NMDA receptor. We are passionate about developing transformative treatment options to improve the lives of individuals underserved by the current standard of care for multiple highly prevalent disorders, including social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.
Our Lead Clinical-Stage Neuroscience Programs
Social Anxiety Disorder
Social anxiety disorder (SAD) is a highly prevalent, serious, and life-threatening psychiatric mental health disorder affecting over 30 million adults in the U.S. With onset typically early in life, usually during adolescence, SAD persists for many years thereafter, with a reported mean duration of about 20 years. While often a long-term disorder, SAD can manifest acutely when triggered by anxiety-provoking social and performance situations. In those situations, individuals with SAD experience extreme anxiety, distress, fear, and impairment due to their fear of embarrassment, judgment, humiliation, negative evaluation, and scrutiny. The disorder can significantly disrupt family and social life, diminish self-esteem, and hinder work performance. People with SAD may struggle to form social or vocational relationships, which can lead to feelings of powerlessness and shame. The profound anxiety associated with SAD often results in avoidance of everyday interactions and opportunities in academic, social and vocational settings. This avoidance can lead to loneliness, a lack of personal and professional achievements and relationships, as well as economic difficulties, ultimately impacting various aspects of daily life and adding to societal burden. The pervasive effects of SAD often lead to depression and a sense of hopelessness, transforming what is sometimes perceived as extreme shyness into a debilitating mental illness. SAD has a lifetime comorbidity rate of approximately 81% with other serious psychiatric disorders, and individuals with SAD face an increased risk of serious and life-threatening co-morbid depression, substance abuse, suicidal ideation and suicide.
Acute Treatment of Social Anxiety Disorder
There is currently no FDA-approved pharmacological therapy for the acute treatment of SAD. While three medications are FDA-approved for treatment of SAD (two selective serotonin reuptake inhibitors (SSRIs), sertraline and paroxetine, and the serotonin and norepinephrine reuptake inhibitor (SNRI) venlafaxine) none has been evaluated in controlled Phase 3 studies or approved specifically for the acute treatment of SAD. These SSRI/SNRI medications lack MOAs conducive to rapid-onset therapeutic benefits in acute anxiety-provoking social and performance scenarios. Instead, they typically require several weeks of daily oral dosing to provide potential therapeutic effects. This long-term approach necessitates systemic absorption and ongoing maintenance dosing, which comes with well-documented side effects, including gastrointestinal issues, agitation, sedation, sleep disturbances, weight changes, and sexual dysfunction. These side effects persist regardless of whether an individual affected by SAD is experiencing anxiety-provoking social or performance situations on a given day.
FDA-approved pharmacological therapies that may be prescribed off-label for the acute treatment of SAD, including benzodiazepines, beta blockers, tricyclic antidepressants, monoamine oxidase inhibitors (MAOIs), and modulators of GABAergic neurotransmission, require systemic absorption, and consequently, the potential neuropsychiatric and other safety risks related to systemic MOAs. Benzodiazepines, GABA-A receptor agonists, have a significant risk of abuse, addiction, and dependence, with serious complications related to withdrawal, as highlighted in the FDA’s September 2020 Drug Safety Communication. The societal cost of benzodiazepine use is also high, given the need to treat the misuse and dependence problems, as well as serious complications related to withdrawal. Beta blockers can lead to bradycardia, exacerbation of cardiac and/or pulmonary conditions, sleep disorder, dizziness, gastrointestinal symptoms, and fatigue. Tricyclic antidepressants commonly cause cardiac effects, anticholinergic effects, decreased seizure threshold, and can be life-threatening in overdose. MAOIs pose severe risks due to drug interactions that could result in serotonin syndrome or hypertensive crises. Overall, significant limitations to the recurring acute treatment with these pharmacological therapies, each requiring systemic uptake, include numerous side effects, increased risk of mortality with overdose, potential drug-drug interactions, risks of abuse, misuse and dependence, and cognitive impairment. Additionally, as individuals with SAD may encounter multiple anxiety-provoking situations during any given day, there are substantial safety concerns regarding the repeated same-day use of these therapies.
Fasedienol for the Acute Treatment of Social Anxiety Disorder
Fasedienol, our lead product candidate, is a synthetic neuroactive intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. The proposed MOA of fasedienol is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neural circuits in the limbic amygdala involved in the pathophysiology of SAD, and potentially other acute anxiety disorders. Neurocircuitry-focused fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol does not potentiate GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

Fasedienol's U.S. Registration-directed PALISADE Phase 3 Program for the Acute Treatment of Social Anxiety Disorder
There is no FDA-approved pharmacological therapy for the acute treatment of SAD. We believe fasedienol has the potential to allow individuals affected by SAD to engage in stressful or previously avoided social or performance situations with fewer or less severe symptoms. Because of its rapid-onset non-systemic proposed MOA and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA is that fasedienol is being developed with potential to be the first FDA-approved acute treatment of SAD. Acute treatment with fasedienol has the potential to reduce the wave of anxiety usually experienced by SAD patients before engaging in and during a feared and anxiety-provoking social or performance situation.
We have aligned with the FDA that a clinic-based public speaking challenge and the Subjective Units of Distress Scale (SUDS) are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is the most appropriate and efficient path for our U.S. registration-directed PALISADE Phase 3 Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. The Phase 3 clinical trials in our PALISADE Phase 3 Program are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-rated SUDS as the primary efficacy endpoint. Two of the Phase 3 trials in our PALISADE Phase 3 Program were previously concluded; PALISADE-1, reported in 2022 did not meet its primary endpoint, and PALISADE-2, reported in 2023 successfully met its primary efficacy endpoint, and as further described below, two Phase 3 trials, PALISADE-3 and PALISADE-4, are ongoing. Our PALISADE Phase 3 Program also includes open-label extension safety studies, a small Phase 2 repeat dose study (Repeat Dose Study), certain standard preclinical studies, and a small human factor study.
In early August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of anxiety in adults with SAD. Our PALISADE-2 Phase 3 trial met its primary efficacy endpoint, which was the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3. Fasedienol-treated patients demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015). The trial also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the Clinical Global Impressions – Improvement (CGI-I) scale. Responders were identified as those who were rated ‘very much less anxious’ or ‘much less anxious’ and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met an important exploratory patient-reported endpoint with a statistically significant difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the Patient’s Global Impression of Change (PGI-C) scale. Responders were identified as those who self-rated ‘very much less anxious’ or ‘much less anxious’ on the PGI-C and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). Our PALISADE-2 trial also met an additional exploratory endpoint with a statistically significant difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events (SAEs), and the treatment-emergent adverse event (TEAE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.
To complement our successful PALISADE-2 Phase 3 trial, we launched our PALISADE-3 Phase 3 trial at the end of March 2024 and launched our PALISADE-4 Phase 3 trial in September 2024. Like PALISADE-2, PALISADE-3 and PALISADE-4 are U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 studies designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adults with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. In addition, both PALISADE-3 and PALISADE-4 have an open-label extension for a period of up to 12 months. We are planning to initiate the Repeat Dose Study during the second half of 2024. This study will be a small multi-center, randomized, double-blind, placebo-controlled, three-arm Phase 2 clinical trial designed to evaluate repeated dosing (up to two doses within ten minutes) of fasedienol in adult patients with SAD during a single, simulated, anxiety-provoking public speaking challenge in a clinical setting. The Repeat Dose Study will also have an open-label extension for a period of up to 12 months.

We believe either PALISADE-3 or PALISADE-4, if successful, together with PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential fasedienol New Drug Application (NDA) submission to the FDA for the acute treatment of anxiety in adults with SAD.

The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD.
Major Depressive Disorder (MDD)
Depression is a serious medical condition and a global public health concern that can arise at any time during a person's life. According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 250 million people. Statistics reported by the U.S. National Institute of Mental Health (NIMH) indicate that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., experienced at least one major depressive episode in 2020. While many individuals will experience a depressed mood at some point during their lifetime, MDD is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. During a typical depressive episode, an individual experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD can include a lack of pleasure in activities, changes in appetite resulting in weight fluctuations, insomnia or excessive sleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. However, approximately two out of every three people with depression do not experience adequate therapeutic benefits from their initial treatment with a standard antidepressant. Furthermore, the likelihood of achieving remission of depressive symptoms decreases with each successive treatment attempt. Even after multiple treatment attempts with current antidepressants, about one-third of individuals with depression still do not find a sufficiently effective therapy.
Inadequate response to current treatments is among the key reasons MDD is one of the leading public health concerns in the U.S., creating a significant unmet medical need for new agents with fundamentally differentiated MOAs and differentiated safety.
Itruvone for the Treatment of MDD
Itruvone is our synthetic neuroactive pherine product candidate with a novel, rapid-onset neurocircuitry-focused proposed MOA that is fundamentally differentiated from the MOA of all currently approved treatments for depression disorders. Itruvone is administered intranasally at low microgram-level doses and is designed to engage and activate chemosensory neurons in the nasal cavity, which are connected to neural circuits in the brain that produce antidepressant effects. Specifically, in a manner similar to fasedienol, itruvone’s proposed MOA involves the regulation of the olfactory-to-amygdala neural circuitry, but, unlike fasedienol, itruvone is believed to increase the activity of the limbic-hypothalamic sympathetic nervous system and increase the release of catecholamines. Unlike all currently approved antidepressant therapies, we believe itruvone does not require systemic absorption or binding to neurons in the brain to produce antidepressant effects and achieve those antidepressant effects without the side effects and safety concerns that may be associated with current systemic antidepressant therapies, including, among others, drug-drug interactions, sexual side effects, sedation, weight gain and suicidal ideation.
With its potential for rapid-onset activity at a microgram-level dose without requiring systemic absorption and distribution to achieve antidepressant effects, and favorable safety data observed in all studies completed to date that is differentiated from current pharmacological therapies for depression, we believe itruvone has transformative potential as an innovative stand-alone treatment for MDD.
In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD, the results of which were published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 microgram dose administered intranasally twice daily for eight weeks, itruvone significantly reduced depressive symptoms as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation or hallucinations), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals, Inc (Pherin), now our wholly-owned subsidiary, and was conducted in Mexico prior to our acquisition of Pherin in February 2023. Positive data from our recent U.S. Investigational New Drug (IND) enabling Phase 1 trial of itruvone demonstrated that there were no reported treatment-related SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate the favorable safety data in all clinical trials to date. As a result, building on the positive results from Phase 2A clinical development of itruvone in MDD, we are currently preparing and planning for U.S. Phase 2B clinical development of itruvone under our U.S. IND as a novel, non-systemic stand-alone treatment for MDD.
The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.
Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms are sudden feelings of warmth in the face, neck, and chest, or sudden intense feelings of heat and sweating (hot flashes) commonly experienced by women in menopause. Presentation of hot flashes is directly linked to changes in hormone levels due to menopause, or menopause induced by other medical treatments or co-existing conditions, and the causal mechanism is unclear. Hot flashes are the most common symptom of the menopausal transition, affecting about 75% of menopausal women and about 40% of women in perimenopause. Prevalence of hot flashes is estimated to be about 20 million women in the U.S. with nine million women estimated to be suffering from severe hot flashes. Current pharmacotherapies to treat hot flashes include hormonal therapy (estrogen with or without progesterone, or a synthetic progestin), gabapentin, certain antidepressants, clonidine, and fezolinetant, a neurokinin 3 (NK3) receptor antagonist, all of which require systemic absorption and are associated with certain potentially serious side effects and safety concerns.
PH80 for the Treatment of Vasomotor Symptoms (hot flashes) due to Menopause
PH80 is our hormone-free synthetic neuroactive intranasal pherine product candidate with a novel, rapid-onset proposed MOA that is fundamentally differentiated from all currently approved treatments for vasomotor symptoms (hot flashes) due to menopause. Microgram-level doses of PH80, administered as a nasal spray, engage and activate chemosensory neurons in the nasal cavity connected to neural circuits in the basal forebrain associated with the control of body temperature.
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
PH15 for Improvement of Cognitive and Psychomotor Impairment due to Mental Fatigue
PH15 is our synthetic neuroactive intranasal pherine product candidate with a novel, rapid-onset proposed MOA that is differentiated from the MOA of all currently approved treatments to improve psychomotor or cognitive impairment caused by mental fatigue. PH15’s proposed MOA targets nasal receptors that activate olfactory-to-amygdala and olfactory-to-hippocampus neural circuits in the limbic system that are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated excellent safety data in all clinical trials completed to date.

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

We are currently evaluating the potential Phase 2 development path forward for PH15 and the nonclinical program required to support submission of a U.S. IND to facilitate further potential Phase 2 development of PH15 in the U.S.
Cachexia (Wasting Syndrome)
Cachexia (also known as wasting syndrome) is a serious but under-recognized and complex syndrome associated with asymmetric energy supply from food and metabolism, often a consequence of many chronic diseases with body mass loss of >10%. It is characterized by significant fatigue, lack of hunger, and loss of appetite, weight, and muscle mass, most often affecting individuals with a severe chronic condition, such as cancer and or heart disease. It is estimated that cachexia from any disease affects more than five million people in the U.S. The prevalence of cachexia is growing and is estimated at 1% of the U.S. population. Currently, there is no specific treatment for cachexia. Current appetite stimulant medications such as stimulants and cannabinoids are used to treat cachexia to increase food intake, and steroids are sometimes used to stop muscle wasting, but all current options may have detrimental side effects.
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
AV-101 for NMDAR-related Neurological Disorders
AV-101 (4-Cl-KYN) is our novel, oral prodrug candidate that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous neurological diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related SAEs that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis, a hallmark of drugs that have anti-depressive effects, and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.
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

Financial Operations Overview and Results of Operations
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (Annual Report), as filed with the SEC on June 11, 2024. There have been no changes in significant accounting estimates during the six months ended September 30, 2024, since those disclosed in our Annual Report.
Summary
Net Loss
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of our product candidates, with substantial recent emphasis on fasedienol, itruvone, and PH80. During the year ended March 31, 2024, we launched our PALISADE-3 clinical trial as part of our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD, and during the six months ended September 30, 2024, we initiated our PALISADE-4 Phase 3 clinical trial for the same indication. In addition, we are continuing to conduct various nonclinical studies and contract manufacturing activities involving other product candidates in our neuroscience pipeline. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and technologies. At September 30, 2024, we had an accumulated deficit of approximately $379.9 million. Our net loss for the year ended March 31, 2024 (Fiscal 2024) and the year ended March 31, 2023 (Fiscal 2023) was approximately $29.4 million and $59.2 million, respectively, and we incurred a net loss of approximately $23.7 million for the six months ended September 30, 2024. We expect losses to continue for the foreseeable future as we engage in further research, clinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, PH80 and our other neuroscience product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.
Results of Operations
The following table summarizes the results of our operations for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Sublicense and other revenue	$183	$278	$267	$455
Total revenues	183	278	267	455
Operating expenses:
Research and development	10,215	3,851	17,863	8,048
General and administrative	4,195	3,207	8,762	6,185
Total operating expenses	14,410	7,058	26,625	14,233
Loss from operations	(14,227)	(6,780)	(26,358)	(13,778)
Other income, net:
Interest income, net	1,273	192	2,671	290
Loss before income taxes	(12,954)	(6,588)	(23,687)	(13,488)
Income taxes	(7)	—	(7)	(3)
Net loss	$(12,961)	$(6,588)	$(23,694)	$(13,491)
Revenue
We recognized $0.2 million and $0.3 million in sublicense and other revenue for the three and six months ended September 30, 2024, as compared to $0.3 million and $0.5 million for the three and six months ended September 30, 2023, respectively.

Absent the achievement of milestones under the existing collaboration and other revenue arrangements, including our agreements with AffaMed Therapeutics, Inc. and/or Fuji Pharma Co., Ltd., or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods.
Research and Development Expense
Research and Development expense consists of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Clinical and nonclinical studies and development expenses by program
Fasedienol	$5,850	$1,354	$9,626	$3,184
Itruvone	437	157	585	340
AV-101	33	84	63	161
All other	99	9	219	9
Total clinical and nonclinical studies and development expenses	6,419	1,604	10,493	3,694
Salaries and benefits	2,487	1,379	4,635	2,773
Stock-based compensation	432	305	1,106	614
Consulting and professional services	456	320	923	514
Occupancy and all other costs	421	243	706	453
Total research and development expenses	$10,215	$3,851	$17,863	$8,048
Research and development expense was $10.2 million and $17.9 million for the three and six months ended September 30, 2024, as compared to $3.9 million and $8.0 million for the three and six months ended September 30, 2023, respectively. The increase of $6.4 million in research and development expense for the three months ended September 30, 2024 as compared to the same period in Fiscal 2023 was primarily due to an increase in clinical development expense of $4.7 million, related to our PALISADE-3 and PALISADE-4 Phase 3 clinical trials of fasedienol in SAD and an increase of $1.2 million in connection with increased headcount.
The increase of $9.8 million in research and development expense for the six months ended September 30, 2024 as compared to the same period in Fiscal 2023 was primarily due to an increase in clinical development expense of $6.7 million, related to our PALISADE-3 and PALISADE-4 Phase 3 clinical trials of fasedienol in SAD, an increase of $2.4 million in connection with increased headcount, and an increase of $0.4 million in consulting and professional expense.
We expect that our research and development expense will increase over the next several years as we continue to advance our broad and diverse neuroscience pipeline through IND-enabling non-clinical studies, clinical trials, and contract manufacturing and regulatory activities required to facilitate further research and development of our current pherine product candidates and additional pherine product candidates, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount.
General and Administrative Expense
General and administrative expense was $4.2 million and $8.8 million for the three and six months ended September 30, 2024, as compared to $3.2 million and $6.2 million for the three and six months ended September 30, 2023, respectively. The increase of $1.0 million in general and administrative expense for the three months ended September 30, 2024, as compared to the same period in Fiscal 2023, was primarily due to an increase of $1.1 million in connection with increased headcount.
The increase of $2.6 million in general and administrative expense for the six months ended September 30, 2024, as compared to the same period in Fiscal 2023, was primarily due to an increase of $1.6 million in connection with increased headcount, and an increase of $0.7 million in consulting and professional fees.
We expect that our general and administrative expense will increase over the next several years as we hire additional personnel to support the development of our drug candidates and the growth of our business.

Other Income
Interest income, net, increased in the three and six months ended September 30, 2024 as compared with the same periods in Fiscal 2023 due to increases in interest rates and larger cash balances when compared to prior periods.
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
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. To date, we have sold 4,698,495 Shares under the terms of our Sales Agreement for net cash proceeds of approximately $36.2 million. In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million. As of September 30, 2024, $100.0 million of common stock remained available for sale under the Sales Agreement.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Exclusive Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
We had cash and cash equivalents and marketable securities of approximately $97.6 million at September 30, 2024, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of the unaudited condensed consolidated financial statements appearing elsewhere in this Report. We are continuing to manage our cash resources as we progress our U.S. registration-directed PALISADE Phase 3 Program for fasedienol as a potential new acute treatment of anxiety in adults with SAD, including our ongoing PALISADE-3 and PALISADE-4 Phase 3 clinical trials, as well as clinical and nonclinical studies of our other neuroscience product candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through sale of equity or debt securities, partnering collaborations, license agreements or other non-dilutive arrangements.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, or non-dilutive debt-related financing arrangements, strategic partnering collaborations or other financial transactions to advance research, development and commercialization of our neuroscience product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements, arrangements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have any obligation to do so.
Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the research, clinical development, and contract manufacturing of our product candidates, as well as support our operating activities, we plan to seek additional financing, including potentially from both equity-based and debt-based capital sources and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage our operating costs, including, but not limited to, our clinical, nonclinical, and pre-commercialization programs.
Notwithstanding the foregoing, there can be no assurance that any future equity-based or debt-based financings or proceeds from other non-dilutive arrangements, collaborations or transactions will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaboration will generate revenue from future potential milestone payments or otherwise.
Cash and Cash Equivalents
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(21,755)	$(14,081)
Net cash used in investing activities	(13,253)	-
Net cash provided by financing activities	88	35,051
Net increase (decrease) in cash and cash equivalents	(34,920)	20,970
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$84,246	$37,608
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2024 was $21.8 million, consisting primarily of our net loss of $23.7 million, adjusted for $2.4 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.5 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended September 30, 2023 was $14.1 million, consisting primarily of our net loss of $13.5 million, adjusted for $1.4 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $2.0 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the six months ended September 30, 2024 was $13.3 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the six months ended September 30, 2023 was immaterial.
Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2024 was immaterial.

Net cash provided by financing activities during the six months ended September 30, 2023 was $35.1 million. This consisted primarily of proceeds from issuance of common stock under the Sales Agreement of $36.0 million, partially offset by a repayment of notes payable of $1.0 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three and six months ended September 30, 2024, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three and six months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended September 30, 2024, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the successful completion of clinical and/or nonclinical studies in any of our product candidate development programs may not be sufficient to cause the FDA to approve any NDA that we may submit, or cause any other agency to provide regulatory approval of any of our product candidates, and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

•we have incurred significant net losses since inception, and we will continue to incur substantial operating losses for the foreseeable future;

•we are a clinical-stage biopharmaceutical company with no approved products or revenues from product sales, and limited experience developing and commercializing new product candidates, which makes it difficult to assess our future viability;

•failures of ongoing or future clinical studies of our product candidates, or delays in the commencement or completion of our ongoing or planned clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

•we depend heavily on the success of our product candidates, and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates;

•we require substantial additional financing to execute our long-term business plan, including further development, contract manufacturing and potential commercialization of our product candidates;

•raising additional capital in equity-based financing transactions will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights to our product candidates, and may require us to seek stockholder approval to authorize additional shares of our common stock;

•if we are unable to retain or attract key management, development, regulatory and scientific personnel, we may be unable to successfully produce, develop, and commercialize our product candidates;

•we face significant competition in our industry, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations;

•if we are unable to adequately protect our proprietary technology and product candidates, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects; and

•other risks and uncertainties, including those described below.
If we are unable to effectively manage the impact of these and other risks, our ability to operate and execute our strategic business plan would be substantially impaired. In turn, the value of our securities would be materially reduced.

Risks Related to Our Business

The successful development, production and commercialization of pharmaceutical products is highly costly and uncertain.

Successful development, production and commercialization of pharmaceutical products is highly costly and uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early or late phases of development may fail to reach the market for several reasons, including:
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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for, produce and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development or manufacturing delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

•higher than anticipated clinical trial or contract manufacturing costs;

•unfavorable FDA or comparable regulatory authority inspection and review of our clinical trial sites or contract manufacturing sites;

•failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;

•delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or

•varying interpretations clinical and nonclinical data by the FDA and comparable foreign regulatory authorities.

We are a clinical-stage biopharmaceutical company with no approved products or recurring revenues from product sales. We are not profitable and have incurred significant losses in each period since our inception. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research, development and production of, and seek regulatory approvals for, and commercialization of, our product candidates.

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development, and other expenses related to our nonclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $29.4 million and $59.2 million for the years ended March 31, 2024 and 2023, respectively, and we incurred a net loss of $23.7 million during the six months ended September 30, 2024. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•advance our product candidates through clinical development, including as we advance these candidates into and through later-stage clinical trials;

•seek and obtain regulatory approvals for any product candidates that successfully complete registration-directed clinical trials;

•hire additional clinical, quality control, medical, regulatory, scientific and other technical personnel to support the clinical development and production of our product candidates;

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

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory approval for, and successfully commercialize, one or more product candidates we are developing or may seek to develop in the future. Successful commercialization will require achievement of many key milestones, including demonstrating sufficient evidence of safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, contract manufacturing, marketing and selling those products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities, and even if we do, we may never generate revenues that are significant enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have consumed substantial amounts of cash since inception. As in prior periods we expect to continue to spend substantial amounts of cash to continue the preclinical and clinical development and contract manufacturing of our product candidates. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, manufacturing, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale. We will need to raise substantial additional capital to complete certain of our currently planned preclinical and clinical development programs, including future late-stage clinical trials. If we are able to gain marketing approval for any product candidates that we develop, we will require significant amounts of additional capital in order to launch and commercialize such product candidates. As the outcome of our ongoing research and development activities, including the outcome of future anticipated preclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts of additional capital necessary to successfully complete the development and commercialization of any product candidate we develop. We do not expect to generate sustainable positive operating cash flows until, and unless, we obtain approval from the FDA and other regulatory authorities and successfully commercialize one or more of our product candidates.

As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and commercialize fasedienol and our other product candidates, and may seek additional capital in the event there exists enabling market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements.

Our future need for substantial additional funding depends on many factors, including:

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

•the cost of contract manufacturing and formulating our product candidates;

•the extent to which we establish and maintain strategic partnerships, licensing or other collaborative arrangements for the development of our product candidates, on favorable financial terms, if at all;

•subject to regulatory approval, market acceptance of our product candidates;

•the effect of competing technological and market developments;

•our headcount growth and associated costs as we expand our research and development activities, as well as costs related to our market development, pre-commercial and commercial activities;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•the costs of operating as a public company.

We believe that our available financial resources will enable us to fund our operating expense requirements through at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Report. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

When necessary, if we are unable to obtain additional funding on a timely basis and on acceptable terms, we may be required to significantly curtail, delay or terminate one or more of our research or product candidate development programs, our pre-commercialization efforts or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Due to the significant resources required for the development of our neuroscience pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or therapeutic indications that may have been more profitable or for which there is a greater likelihood of success.

Currently, we are developing or have development plans in place for our lead clinical-stage pherine product candidates. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

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

Raising additional capital will cause dilution to our stockholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase significantly in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, royalty-based financing, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to enabling market conditions or strategic considerations, even if we believe that we have sufficient funds for our then current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, royalty-based financing or debt financing, if available, may result in our relinquishing rights to valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management team and may divert a disproportionate amount of our attention away from day-to-day activities, which may adversely affect our management team’s ability to oversee the development of our product candidates.

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
Risks Related to Product Development, Regulatory Approval
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration to require data gathered from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our ongoing and/or future clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our U.S. registration-directed Phase 3 program for fasedienol for the acute treatment of SAD after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for certain therapeutic indications we are pursuing through the development of our product candidates, which may make clinical development and regulatory approval for those product candidates more challenging.

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

•our third-party contractors, including contract manufacturing organizations (CMOs), CROs, clinical research sites or other third-parties acting on our behalf or in connection with our studies, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

Business interruptions resulting from public heath crises, including those arising from further outbreaks of COVID-19, could disrupt the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case, driven by the COVID-19 pandemic, impacted, and additional public health crises may further impact, our clinical trials or preclinical studies. In addition, COVID-19, the post-COVID environment or future public health crises may impact our ability to retain principal investigators and clinical research site staff for our clinical trials. For instance, healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the pandemic and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic and the post-COVID environment, COVID-19 has impacted and may further negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party CROs, clinical sites and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. The negative impact COVID-19 or the post-COVID environment has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials has caused and could cause further delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 and the post-

COVID environment have also caused volatility in the global financial markets, including inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all.

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

•the design of the trial;

•our ability to recruit and retrain clinical trial investigators and clinical research site staff with the appropriate competencies and experience;

•competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any drugs that may be approved for the indications that we are investigating;

•patient recruitment or referral practices of physicians;

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA or comparable foreign regulatory authorities' notification or approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.

Any product candidate we develop, and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we are developing or may seek to develop in the future will ever obtain regulatory approval.

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

Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

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

•the efforts of our collaborators with respect to the development and commercialization of our product candidates; and

•the securing of costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed.

We depend heavily on the success of one or more of our current product candidates and we cannot be certain that we will be able to obtain regulatory approval for any of our product candidates.

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

In addition, each of our pherine product candidates, including fasedienol, itruvone and PH80, will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

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

In addition, should we seek to acquire additional product candidates, future acquisitions may entail numerous operational and financial risks, including:

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

Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CMOs, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, along with our collaborators, CMOs, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology (IT) systems and networks to process, transmit and store electronic information, including confidential information such as proprietary business information and personal information of our employees and contractors, in connection with our business activities. As use of digital technologies has increased, our IT systems and those of our third-party service providers, strategic partners and other contractors or consultants are increasingly vulnerable to attack, damage and interruption from cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, malicious code, spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other threats. Deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing or identifying cyberattacks and may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or successfully mitigate their effects due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyberattacks. Similarly, our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Our ability to compete in the bio-pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, regulatory and technical personnel. In particular, we will need to retain and, in some cases, hire, qualified personnel with expertise in clinical development and operations, preclinical research and development, manufacturing, quality management, medical and regulatory affairs, finance and accounting and other areas in connection with the continued development and commercialization of our product candidates. We currently rely, and for the foreseeable future will continue to rely, on third-party consultants and advisors, including scientific and clinical advisors, to assist us in formulating certain of our research and development objectives and activities as well as the development of certain of our commercialization strategies.

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

As of September 30, 2024, we had 45 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

Our employees, independent contractors, consultants, collaborators, CMOs and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, CMOs and CROs may engage in fraudulent conduct or other illegal activity. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violates:

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

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to augment our internal personnel in the conduct of our clinical trials and expect to rely on these third parties to augment our efforts to conduct clinical trials of any product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and IRB or ethics committee approval, patient enrollment rates and compliance with GCPs. In most cases, we use the services of third parties, including CROs, to carry out many of clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA and certain foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. Similar requirements may exist in foreign jurisdictions.

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

We currently rely on and engage third-party contract manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. However, if necessary, we can provide no assurance that we will be able to find an alternative manufacturer on acceptable terms. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

The third-party contract manufacturers we rely on from time to time may have limited or no experience manufacturing our API and final drug products. If our contract manufacturers have difficulty or suffer delays in successfully manufacturing material that meets our specifications, it may limit supply of our product candidates and could delay our clinical trials.

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

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we do not and may not ever have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

Some of our manufacturers are located outside of the U.S. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to raw materials we may use in our product candidates. Given the unpredictable regulatory environment in China and the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

We expect each of our current clinical-stage pherine product candidates, fasedienol, itruvone, PH15, PH80 and PH284, will be considered drug-device combination products. Third-party manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

For example, we may seek a Breakthrough Therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For a product candidate that has been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates receiving Breakthrough Therapy designation also receive the same benefits associated with Fast Track designation, described below. Designation as a Breakthrough Therapy is within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. For example, as to fasedienol for the acute treatment of SAD, the FDA has informed us that designation as a breakthrough therapy cannot be granted at this time. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Patent litigation and other types of intellectual property litigation can involve complex factual and legal questions, and litigation outcomes are uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim is successfully asserted against us and we are unable to obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing one or more of our product candidates.

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

•the success or failure of other neuroscience therapies in development by other companies;

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

•discussion of us or our stock price by the press and by anonymous or other online investor communities; and

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

We expect to issue additional capital stock in the future that will result in dilution to all of our stockholders. We expect to grant equity awards to employees and directors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock will cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

In addition, any deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

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

As of March 31, 2024, we had U.S. federal net operating loss carryforwards totaling $208.0 million, all of which have an indefinite carryforward period. Federal net operating loss carryforwards of approximately $82.8 million generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2025 through March 31, 2038. Federal net operating loss carryforwards of approximately $125.2 million generated in fiscal years ending after March 31, 2018 will carry forward indefinitely. As of March 31, 2024, we had state net operating loss carryforwards totaling $65.8 million, which expire at various dates between 2029 and 2044. As of March 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $3.3 million and $1.6 million, respectively, which begin to expire in 2029 for federal purposes, state credits do not expire. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Independent securities research analysts may establish and publish their own periodic analysis of and projections relating to our operation and prospects. These analyses and projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the analyses and projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

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

VISTAGEN THERAPEUTICS, INC.

Dated: November 7, 2024	/s/ Shawn K. Singh
Shawn K. Singh
Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)