Form 10-Q
period 2024-12-31
Vistagen Therapeutics, Inc.
filed 2025-02-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 12, 2025, 28,862,085 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2024	March 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,715	$119,166
Marketable securities	13,845	-
Prepaid expenses and other current assets	1,381	1,506
Total current assets	89,941	120,672
Property and equipment, net	428	435
Right-of-use asset - operating lease	1,461	1,820
Other assets	477	726
Total assets	$92,307	$123,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039	$1,547
Accrued expenses	5,469	2,235
Deferred revenue - current portion	2,510	791
Operating lease obligation - current portion	603	550
Total current liabilities	9,621	5,123
Deferred revenue - non-current portion	454	2,674
Operating lease obligation - non-current portion	1,110	1,570
Total liabilities	11,185	9,367
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and March 31, 2024; no shares outstanding at December 31, 2024 and March 31, 2024	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized at December 31, 2024 and March 31, 2024; 28,321,216 and 27,029,731 shares issued at December 31, 2024 and March 31, 2024, respectively	28	27
Additional paid-in capital	479,048	474,441
Treasury stock, at cost, 4,522 shares of common stock held at December 31, 2024 and March 31, 2024	(3,968)	(3,968)
Accumulated other comprehensive income	11	-
Accumulated deficit	(393,997)	(356,214)
Total stockholders’ equity	81,122	114,286
Total liabilities and stockholders’ equity	$92,307	$123,653
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Sublicense and other revenue	$234	$411	$501	$867
Total revenues	234	411	501	867
Operating expenses:
Research and development	11,305	4,537	29,168	12,586
General and administrative	4,049	3,758	12,811	9,943
Total operating expenses	15,354	8,295	41,979	22,529
Loss from operations	(15,120)	(7,884)	(41,478)	(21,662)
Other income, net:
Interest income, net	1,031	1,534	3,702	1,824
Loss before income taxes	(14,089)	(6,350)	(37,776)	(19,838)
Income taxes	—	—	(7)	(3)
Net loss	$(14,089)	$(6,350)	$(37,783)	$(19,841)
Unrealized gain (loss) on marketable securities	(11)	—	11	—
Comprehensive loss	$(14,100)	$(6,350)	$(37,772)	$(19,841)
Basic and diluted net loss per common share	$(0.46)	$(0.22)	$(1.23)	$(1.27)
Weighted average common shares outstanding, basic and diluted	30,711,872	29,388,085	30,649,384	15,632,451
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	7,315,583	$7	$342,893	$(3,968)	$-	$(326,852)	$12,080
Stock-based compensation expense	-	-	569	-	-	-	569
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,672	-	4	-	-	-	4
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	561,418	1	1,098	-	-	-	1,099
Net loss	-	-	-	-	-	(6,903)	(6,903)
Balance at June 30, 2023	7,879,673	$8	$344,564	$(3,968)	$-	$(333,755)	$6,849
Stock-based compensation expense	-	-	584	-	-	-	584
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	4,137,077	4	34,796	-	-	-	34,800
Net loss	-	-	-	-	-	(6,588)	(6,588)
Balance at September 30, 2023	12,016,750	$12	$379,944	$(3,968)	$-	$(340,343)	$35,645
Stock-based compensation expense	-	-	507	-	-	-	507
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	2,171	-	4	-	-	-	4
Issuance of common stock and pre-funded warrants through public offering, net of issuance costs	15,010,810	15	93,464	-	-	-	93,479
Net loss	-	-	-	-	-	(6,350)	(6,350)
Balance at December 31, 2023	27,029,731	$27	$473,919	$(3,968)	$-	$(346,693)	$123,285

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$-	$(356,214)	$114,286
Stock-based compensation expense	-	-	1,160	-	-	-	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	-	88	-	-	-	88
Unrealized gain on marketable securities available-for-sale, net	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803
Stock-based compensation expense	-	-	1,112	-	-	-	1,112
Unrealized gain on marketable securities available-for-sale, net	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(12,961)	(12,961)
Balance at September 30, 2024	27,059,629	$27	$476,801	$(3,968)	$22	$(379,908)	$92,974
Stock-based compensation expense	-	-	1,080	-	-	-	1,080
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	44,906	-	113	-	-	-	113
Unrealized loss on marketable securities available-for-sale, net	-	-	-	-	(11)	-	(11)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	428,322	1	1,054	-	-	-	1,055
Issuance of common stock upon exercise of Pre-Funded Warrants	788,359	-	-	-	-	-	-
Net loss	-	-	-	-	-	(14,089)	(14,089)
Balance at December 31, 2024	28,321,216	$28	$479,048	$(3,968)	$11	$(393,997)	$81,122

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,783)	$(19,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	94
Stock-based compensation	3,352	1,660
Amortization of operating lease right-of-use asset	359	327
Accretion on marketable securities	(261)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	125	202
Other assets	190	(212)
Operating lease liability	(407)	(359)
Deferred sublicense and other revenue, net of deferred contract acquisition costs	(446)	695
Accounts payable and accrued expenses	2,726	(1,394)
Net cash used in operating activities	(32,035)	(18,828)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(103)	(32)
Sales and maturities of marketable securities	7,497	-
Purchases of marketable securities	(21,069)	-
Net cash used in investing activities	(13,675)	(32)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	93,517
Net proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	1,058	36,243
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	201	7
Repayment of notes payable	-	(985)
Net cash provided by financing activities	1,259	128,782
Net increase (decrease) in cash and cash equivalents	(44,451)	109,922
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$74,715	$126,560
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$-	$880
Purchases of equipment included in accounts payable	$-	$18
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a broad and diverse pipeline of clinical-stage product candidates from a new class of intranasal therapies called pherines. Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, which activate olfactory bulb-to-brain neurocircuits without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits and differentiated safety. Vistagen’s neuroscience pipeline also includes an oral prodrug with potential to impact certain neurological conditions involving the NMDA receptor. Vistagen is passionate about developing transformative treatment options to improve the lives of individuals underserved by the current standard of care for multiple highly prevalent indications, including social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.
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
Liquidity
We have incurred significant losses and negative cash flows from operations since inception. As of December 31, 2024, we had an accumulated deficit of $394.0 million. We expect that operating losses and negative cash flows will continue for the foreseeable future as we continue research, development and contract manufacturing of our neuroscience pipeline. We currently expect that our cash, cash equivalents and marketable securities of $88.6 million as of December 31, 2024 will be sufficient to fund operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued.
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
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2024, and 2023, to the recently issued accounting standards for the nine months ended December 31, 2024.
Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents and marketable securities at fair value as of December 31, 2024 and March 31, 2024 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$74,715	$—	$—	$74,715
Marketable securities
U.S. treasury securities	—	13,845	—	13,845
Total	$74,715	$13,845	$—	$88,560

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,166	$—	$—	$119,166
Total	$119,166	$—	$—	$119,166
The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2024 or March 31, 2024. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the three and nine months ended December 31, 2024 or 2023.
The following table summarizes our marketable securities as of December 31, 2024 (in thousands):

		December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,834	$11	$—	$13,845
Total		$13,834	$11	$—	$13,845

We did not hold any marketable securities as of March 31, 2024.
4. Notes Payable
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
Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million. As of December 31, 2024, approximately $98.9 million of common stock remained available for sale under the Sales Agreement.

During the nine months ended December 31, 2023, we sold an aggregate of 4,698,495 shares, respectively, of our common stock and received net cash proceeds of approximately $36.2 million, respectively, in at-the-market transactions under the Sales Agreement. We sold no shares under the Sales Agreement during the three months ended December 31, 2023. During the three and nine months ended December 31, 2024, we sold 428,322 shares of our common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $1.1 million after sales agent commissions. During the period starting January 1, 2025 through February 13, 2025, the Company sold 545,391 shares of its common stock in at-the-market transactions under the Sales Agreement for net cash proceeds of approximately $1.6 million. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.

Common Stock Warrants
At December 31, 2024, the following common stock warrants were outstanding:

Number of Common Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
12,352	$21.900	7/25/2025
2,788,620	$0.001	N/A
9,294,022	$5.380	(a)
11,265,086	$8.877	10/4/2028
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

The weighted average exercise price of all outstanding warrants at December 31, 2024 is $6.43 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock. In December 2024, 33,334 warrants to purchase common stock, with an exercise price of $15.00 per share, expired.
6. Stock-Based Compensation
A summary of the Company’s stock option activity for the period ended December 31, 2024 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	815,357	$33.07	6.7	$165
Granted	2,375,950	$3.63
Exercised	—	$—
Forfeited	(69,415)	$36.09
Expired	—	$—
Outstanding at December 31, 2024	3,121,892	$10.60	8.9	$15
Exercisable at December 31, 2024	1,149,012	$22.00	7.6	$13
Vested and expected to vest as of December 31, 2024	3,121,892	$10.60	8.9	$15
Stock-Based Compensation Expense
The fair value of stock options granted during the below periods was estimated using the following assumptions:

Nine Months Ended December 31,
	2024	2023
Risk-free interest rate	3.48% - 4.43%	3.89% - 4.59%
Expected term (years)	5.07 - 6.14	2.53 - 6.08
Expected stock price volatility	162.65% - 176.22%	128.95% - 176.62%
Dividend yield	—	—

The following table summarizes stock-based compensation expense included in operating expense:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Research and development expense	$427	$283	$1,533	$897
General and administrative expense	653	224	1,819	763
Total stock-based compensation expense	$1,080	$507	$3,352	$1,660
The weighted-average grant date fair value of options granted for the nine months ended December 31, 2024 and 2023 was $3.49 and $3.62 per share, respectively. For the nine months ended December 31, 2024 and 2023, the total fair value of options vested was $3.1 million and $1.8 million, respectively. No options were exercised during the nine months ended December 31, 2024 and 2023. As of December 31, 2024, total compensation cost not yet recognized related to unvested stock options was $7.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2024	2023
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	3,121,892	729,500
Outstanding warrants to purchase common stock	20,571,460	20,604,794
Total	23,693,352	21,334,294
8. Sublicensing and Collaborative Agreements
We recognized sublicense and other revenue of $0.2 million and $0.5 million for the three and nine months ended December 31, 2024, respectively, as compared to $0.4 million and $0.9 million for the three and nine months ended December 31, 2023, respectively.
The following table presents changes in contract assets and liabilities during the nine months ended December 31, 2024. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2024	Additions	Deductions	Balance at December 31, 2024
Contract assets:
Deferred contract acquisition costs	$204	$-	$(55)	$149
Contract liabilities:
Deferred revenue	$3,465	$-	$(501)	$2,964

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
We have determined that we have one combined performance obligation for the license to develop and commercialize fasedienol in the Territory and related development and regulatory services. In addition, AffaMed has an option that, if exercised by AffaMed, could create manufacturing obligations for us during development upon exercise. This option for manufacturing services was evaluated and determined not to include a material right.
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
As of December 31, 2024 and March 31, 2024, we had short-term deferred revenue of $1.2 million and $0.8 million, respectively, and long-term deferred revenue of $0.5 million and $1.4 million, respectively, related to the AffaMed Agreement. During the three and nine months ended December 31, 2024, we recognized revenue of $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $0.7 million during the three and nine months ended December 31, 2023, respectively, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
The AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis upon the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.
Fuji Pharma Agreement
On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize PH80 in Japan. PH80, our clinical-stage pherine product candidate focused primarily on the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for PH80 (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts our PH80 Investigational New Drug (IND) application for clinical development of PH80 in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
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
As of December 31, 2024, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three and nine months ended December 31, 2024, we recognized no revenue under the Negotiation Agreement. During the three and nine months ended December 31, 2023, we recognized an immaterial amount of revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.
9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date to March 31, 2025. During the three and nine months ended December 31, 2024, we recorded expense of $30,000 and $90,000, respectively, under the agreement, as compared to $30,000 and $140,000 during the three and nine months ended December 31, 2023, respectively.
In January 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board of Directors (the Board) and Chair of the Board, is Managing Director, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $0 and $70,000 for the three and nine months ended December 31, 2023, respectively.
In November 2022, Ann Cunningham resigned as our Chief Commercial Officer to serve full-time as Managing Partner of i3 Strategy Partners, a pharmaceutical consulting firm founded by Ms. Cunningham. i3 Strategy Partners began providing commercial planning advisory services to us pursuant to a consulting agreement, dated November 2022. The consulting agreement expired on March 31, 2024. We incurred no costs under the consulting agreement during the three and nine months ended December 31, 2024, as compared to $52,000 and $117,000 for the three and nine months ended December 31, 2023, respectively. Ms. Cunningham remains a non-employee member of our Board.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to: our ability to obtain substantial additional financing; the results of research and development efforts by us and our third-party collaborators; the results of nonclinical and clinical testing; the effect of regulation by the U.S. Food and Drug Administration (the FDA) and other domestic and foreign regulatory agencies; current and potential future healthcare reforms; our ability to obtain, maintain and enforce patents on our products if or when we receive regulatory approval of any of our products; the impact of competitive products, product development, commercialization potential and technological difficulties; the effect of our accounting policies; and other risks as detailed in the section entitled “Risk Factors” in this Report. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management and our Board of Directors (the Board) or disadvantageous to our stockholders.
Moreover, the biopharmaceutical industry in which we operate is very competitive and rapidly changing. New challenges and risks emerge frequently. It is not possible for our management or Board to predict all challenges and risks we will face, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Report or otherwise. In light of these risks, challenges, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Accordingly, you should not rely upon the forward-looking statements in this Report as predictions of future events. The events and circumstances reflected in the forward-looking statements in this Report may not be achieved or occur in part of at all. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements in this Report after the date of this Report or to conform the forward-looking statements to actual results or revised expectations. If we do update one or more of the forward-looking statements in this Report, no inference should be drawn that we will make additional updates with respect to those or any other forward-looking statements.
Business Overview
We are a biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a broad and diverse pipeline of clinical-stage product candidates from a new class of intranasal therapies called pherines. Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, which activate olfactory bulb-to-brain neurocircuits without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits and differentiated safety. Our neuroscience pipeline also includes an oral prodrug, AV-101, with potential to impact certain neurological conditions involving the NMDA receptor. We are passionate about developing transformative treatment options to improve the lives of individuals underserved by the current standard of care for multiple highly prevalent indications, including social anxiety disorder, major depressive disorder, and vasomotor symptoms (hot flashes) associated with menopause.
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
Acute Treatment of Social Anxiety Disorder
There is currently no FDA-approved pharmacological therapy for the acute treatment of SAD. While three medications are FDA-approved for treatment of SAD (two selective serotonin reuptake inhibitors (SSRIs), sertraline and paroxetine, and the serotonin and norepinephrine reuptake inhibitor (SNRI) venlafaxine) none has been evaluated in controlled Phase 3 studies or approved specifically for the acute treatment of SAD. These SSRI/SNRI medications lack mechanism(s) of action (MOA) conducive to achieving rapid-onset therapeutic benefits in acute anxiety-provoking social and performance scenarios. Instead, they typically require several weeks of daily oral dosing to provide potential therapeutic effects. This long-term approach necessitates systemic absorption and ongoing maintenance dosing, which comes with well-documented side effects, including gastrointestinal issues, agitation, sedation, sleep disturbances, weight changes, and sexual dysfunction. These side effects persist regardless of whether an individual affected by SAD is experiencing anxiety-provoking social or performance situations on a given day.
FDA-approved pharmacological therapies that may be prescribed off-label for the acute treatment of SAD, including benzodiazepines, beta blockers, tricyclic antidepressants, monoamine oxidase inhibitors (MAOIs), and modulators of GABAergic neurotransmission, require systemic absorption, and consequently, the potential neuropsychiatric and other safety risks related to systemic MOAs. Benzodiazepines, GABA-A receptor agonists, have a significant risk of abuse, addiction, and dependence, with serious complications related to withdrawal, as highlighted in the FDA’s September 2020 Drug Safety Communication regarding this drug class. The societal cost of benzodiazepine use is also high, given the need to treat the misuse and dependence problems, as well as serious complications related to withdrawal. Beta blockers can lead to bradycardia, exacerbation of cardiac and/or pulmonary conditions, sleep disorder, dizziness, gastrointestinal symptoms, and fatigue. Tricyclic antidepressants commonly cause cardiac effects, anticholinergic effects, decreased seizure threshold, and can be life-threatening in overdose. MAOIs pose severe risks due to drug interactions that could result in serotonin syndrome or hypertensive crises. Overall, significant limitations to the recurring off-label acute treatment of SAD with these pharmacological therapies, each requiring systemic uptake, include numerous side effects, increased risk of mortality with overdose, potential drug-drug interactions, risks of abuse, misuse and dependence, and cognitive impairment. Additionally, as individuals with SAD may encounter multiple anxiety-provoking situations during any given day, there are substantial safety concerns regarding the repeated same-day use of these therapies.
Fasedienol for the Acute Treatment of Social Anxiety Disorder
Fasedienol, our lead clinical-stage product candidate, is a synthetic neuroactive intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. The proposed MOA of fasedienol is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neural circuits in the limbic amygdala involved in the pathophysiology of SAD, and potentially other acute anxiety disorders. Neurocircuitry-focused fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol does not potentiate GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

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
We have aligned with the FDA that a clinic-based public speaking challenge and the Subjective Units of Distress Scale (SUDS) are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is the most appropriate and efficient path for our U.S. registration-directed PALISADE Phase 3 Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. The Phase 3 clinical trials in our PALISADE Phase 3 Program are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-rated SUDS as the primary efficacy endpoint. Two of the Phase 3 trials in our PALISADE Phase 3 Program were previously concluded; PALISADE-1, reported in 2022 did not meet its primary endpoint, and PALISADE-2, reported in 2023 successfully met its primary efficacy endpoint, and as further described below, two Phase 3 trials, PALISADE-3 and PALISADE-4, are ongoing. Our PALISADE Phase 3 Program also includes open-label extension safety studies, an ongoing small Phase 2 repeat dose study (Repeat Dose Study), certain standard preclinical studies, and a small human factor study.
In early August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of anxiety in adults with SAD. Our PALISADE-2 Phase 3 trial met its primary efficacy endpoint, which was the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3. Fasedienol-treated patients demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015). The trial also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the Clinical Global Impressions – Improvement (CGI-I) scale. Responders were identified as those who were rated "very much less anxious" or "much less anxious" and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met an important exploratory patient-reported endpoint with a statistically significant difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the Patient’s Global Impression of Change (PGI-C) scale. Responders were identified as those who self-rated "very much less anxious" or "much less anxious" on the PGI-C and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). Our PALISADE-2 trial also met an additional exploratory endpoint with a statistically significant difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events (SAEs), and the treatment-emergent adverse event (TEAE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.
To complement our successful PALISADE-2 Phase 3 trial, we launched our PALISADE-3 Phase 3 trial at the end of March 2024 and launched our PALISADE-4 Phase 3 trial in September 2024. Like PALISADE-2, PALISADE-3 and PALISADE-4 are U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 studies designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adults with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. In addition, both PALISADE-3 and PALISADE-4 have an open-label extension for a period of up to 12 months. We initiated the Repeat Dose Study in January 2025. This study is a small U.S. multi-center, randomized, double-blind, placebo-controlled, three-arm Phase 2 clinical trial designed to evaluate repeated dosing (up to two doses within ten minutes) of fasedienol in adult patients with SAD during a single, simulated, anxiety-provoking public speaking challenge in a clinical setting. The Repeat Dose Study also includes an open-label extension study for a period of up to 12 months.

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
Itruvone for the Treatment of MDD
Itruvone is our investigational non-systemic pherine product candidate with a novel, rapid-onset neurocircuitry-focused proposed MOA. Itruvone’s potential for rapid-onset activity in nasal chemosensory receptors at a low microgram-level dose without requiring systemic absorption and distribution to achieve antidepressant effects, and its favorable safety data observed in all studies completed to date, is fundamentally differentiated from all current pharmacological therapies for depression. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone activates neural circuits that regulate the amygdala, hypothalamus, entorhinal area and hippocampus, prefrontal cortex, locus coeruleus, and raphe nucleus, all involved in the pathophysiology of depression. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be wider, faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe itruvone has transformative potential as an innovative stand-alone treatment for MDD without the side effects and safety concerns that may be associated with current systemic antidepressant therapies, including, among others, drug-drug interactions, sexual side effects, sedation, weight gain and suicidal ideation.

In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD, the results of which were published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 microgram dose administered intranasally twice daily for eight weeks, itruvone significantly reduced depressive symptoms in as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation or hallucinations), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals, Inc. (Pherin), now our wholly-owned subsidiary, and was conducted in Mexico prior to our acquisition of Pherin in February 2023. Positive data from our recent U.S. Investigational New Drug (IND) enabling Phase 1 trial of itruvone demonstrated that there were no reported treatment-related SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate the favorable safety data in all clinical trials completed to date. As a result, building on the positive results from Phase 2A clinical development of itruvone in MDD, we are currently preparing and planning for potential U.S. Phase 2B clinical development of itruvone under our U.S. IND as a novel, non-systemic stand-alone treatment for MDD.

The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.
Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms (VMS), comprising of hot flashes and night sweats, are the most common symptoms of the menopausal transition, affecting 60% to 80% of menopausal women and approximately 40% of women in perimenopause. On average, hot flashes last seven to nine years and, for up to one-third of women, can last more than 10 years. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes and may be accompanied by sweating, chills, and anxiety. Although there is substantial individual variability in the frequency and severity of VMS, there is universal agreement that VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life and work productivity for those who experience them. VMS can cause new-onset sleep interruptions and deprivation, with night sweats commonly interrupting sleep and causing difficulty in returning to sleep. Such sleep problems are associated with reduced productivity and an increased risk of job loss for these affected individuals. VMS are also often accompanied by various comorbidities, including new onset anxiety, depression, and cognitive dysfunction, which can further exacerbate functional impairment. While there are FDA-approved therapies for the treatment of moderate to severe VMS, many women cannot take or choose not to take currently available hormonal and/or other systemic products due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity. Treatment of VMS is complicated by fear of these safety risks associated with systemic hormonal therapy and the recently approved non-hormonal, neurokinin 3 receptor (NK3R) antagonist.
PH80 for the Treatment of VMS due to Menopause
PH80 is our investigational non-hormonal, non-systemic, neurocircuitry-focused pherine product candidate with a novel, rapid-onset proposed MOA that is fundamentally differentiated from all currently approved treatments for VMS (hot flashes) due to menopause. With more than one million U.S. women entering menopause every year, the number of symptomatic women with VMS who could potentially benefit from a novel, non-hormonal, non-systemic, as-needed treatment such as PH80 is substantial.

Rapid activation of peripheral nasal chemosensory neurons via self-administration of low microgram doses of PH80 rapidly stimulates a subgroup of neuromicrocircuits (glomeruli) in the olfactory bulbs (OBs) that are connected to the limbic amygdala and hypothalamus, which are involved in the regulation of the autonomic nervous system and thermoregulatory areas of the hypothalamus. Notably, in vitro studies show that PH80 does not engage steroid receptors; an in vivo study in mice showed no estrogenic and/or androgenic activity and no changes in weight of the uterus or seminal vesicles after intranasal administration. Additionally, an in vitro study has demonstrated that PH80 does not exert effects on receptor targets with known abuse potential.

We are developing PH80 as a novel, non-hormonal, non-systemic, as-needed treatment of moderate to severe VMS (hot flashes) due to menopause. A randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of PH80 that was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the management of menopausal hot flashes in women was conducted in a real-world setting in Mexico and was sponsored by Pherin prior to our acquisition of Pherin in February 2023. In the study, PH80 (0.8 µg/50 µL) was self-administered by subjects intranasally, with two sprays in each nostril (total dose = 3.2µg) up to four times daily, as-needed for four consecutive weeks. One additional dose was allowed at night if subjects were awakened by hot flashes. Through the course of the study, subjects recorded the number, severity, disruption in function, and sweating related to hot flashes. PH80 induced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the treatment period. At baseline, subjects reported a mean daily number of hot flashes of 7.7 (PH80, n=18) and 8.0 (placebo, n=18). After one week of treatment, the number of hot flashes dropped to 2.8 (PH80) and 6.4 (placebo) (p<.001), and after four weeks of treatment, the number of hot flashes dropped to 1.5 (PH80) and 5.1 (placebo) (p<.001). PH80 treatment also significantly reduced the severity, disruption in function, and sweating related to hot flashes during the treatment period, as compared with placebo.
PH80 was well-tolerated with no SAEs, and the adverse event profiles were comparable between PH80 and placebo. All 36 subjects completed four weeks of treatment and no subject discontinued participation in the study as a result of adverse events.
We are currently conducting customary nonclinical studies necessary to support our planned submission of our U.S. IND to facilitate further Phase 2 clinical development of PH80 in the U.S. as a novel non-hormonal, non-systemic treatment of moderate to severe VMS (hot flashes) due to menopause.

Our Other Clinical-Stage Neuroscience Programs
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
PH15 for Improvement of Cognitive and Psychomotor Impairment due to Mental Fatigue
PH15 is our investigational pherine product candidate with a novel, rapid-onset neurocircuitry-focused proposed MOA that is differentiated from the MOA of all currently approved treatments to improve psychomotor or cognitive impairment caused by mental fatigue. PH15’s proposed MOA targets nasal receptors that activate olfactory-to-amygdala and olfactory-to-hippocampus neural circuits in the limbic system that are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated excellent safety data in all clinical trials completed to date.

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

We are currently evaluating the potential Phase 2 development path forward for PH15 and the manufacturing, nonclinical and clinical program required to support submission of a U.S. IND to facilitate further potential Phase 2 development of PH15 in the U.S.
Cancer Cachexia
Cachexia, also known as wasting syndrome, is a complex metabolic syndrome that causes a gradual loss of muscle and body weight. Cachexia is associated with chronic diseases like cancer, AIDS, heart failure, chronic obstructive pulmonary disease, anorexia nervosa, multiple sclerosis, tuberculosis, and anemia. The current definition of cancer cachexia is a loss of 5% or more of body weight over the preceding six months, accompanied by any of a handful of other symptoms, including fatigue and reduced strength. According to the National Cancer Institute, cachexia is estimated to occur in up to 80% of people with advanced cancer, depending on the type of cancer and how well they respond to cancer treatment. Cachexia is thought to directly cause up to 30% of cancer deaths, often because of heart or respiratory failure related to muscle loss. Maintaining nutritional support and alleviating cachexia has the potential to improve the underlying condition of cancer. Currently, there are no effective medical interventions or approved drugs proven to alleviate cachexia.
PH284 for Cancer Cachexia

PH284 is our investigational pherine product candidate with a novel, rapid-onset, neurocircuitry-focused proposed MOA that is fundamentally differentiated from the MOA of all current treatments for the loss of appetite associated with chronic disorders, such as cancer or heart disease. PH284 is thought to act by regulating olfactory to mediobasal-hypothalamus neural circuits involved in appetite control.

In a double-blind, placebo-controlled exploratory Phase 2A study designed to evaluate the efficacy, safety, and tolerability of intranasal administration of PH284 in female patients diagnosed with cachexia (induced by chronic loss of appetite) due to terminal cancer (n=40), PH284 (0.4 µg/50 µL) was administered intranasally, one spray in each nostril (total daily dose = 3.2µg), four times daily before meals (breakfast, mid-morning snack, lunch, and dinner). From Day 1 through Day 4, all subjects were administered placebo 30 minutes prior to each meal. Beginning on Day 5 through Day 11 subjects were randomized in a 1:1 fashion to receive either PH284 or placebo. Patients measured Subjective Feeling of Hunger (SFH) ten minutes before each meal. PH284, as compared to placebo, induced a cumulative effect on mean SFH scores, with scores increasing from breakfast to lunch and lunch to dinner throughout the treatment period. Specifically, prior to dinner on Day 7 of treatment, PH284 subjects reported a 71% improvement in SFH versus baseline, while placebo subjects reported a less than 1% improvement. No unusual changes in body weight were observed in either the PH284 or placebo groups, though on average, there was a small gain in body weight for PH284 versus a small loss in placebo. PH284 demonstrated no serious adverse events, and adverse events reported for the PH284 group were similar to those reported in the placebo-treated group. All the adverse events reported were attributed to the underlying medical condition (cancer) and were not deemed to be related to the administration of PH284 or placebo. PH284 has demonstrated an excellent safety profile in all clinical trials completed to date.

Vistagen is currently evaluating the potential path forward for PH284, including an assessment of the manufacturing, nonclinical and clinical program required to support a U.S. IND application for potential further Phase 2 clinical development of PH284 for the treatment of cancer cachexia or other appetite-related disorders.

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
Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple neuroscience disorders, including levodopa-induced dyskinesia (LID) and neuropathic pain (NP) among others. We are currently assessing whether there is a path forward for potential collaborative Phase 2A clinical development of AV-101 for one or more additional neurological disorders involving the NMDAR receptor. The U.S.. FDA has granted Fast Track designation for the investigation of AV-101 for the treatment of neuropathic pain and for the adjunctive treatment of MDD.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), which we acquired in February 2023, and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).
Financial Operations Overview and Results of Operations
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (Annual Report), as filed with the SEC on June 11, 2024. There have been no changes in significant accounting estimates during the nine months ended December 31, 2024, since those disclosed in our Annual Report.
Summary
Net Loss
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical studies focused on potential commercialization of our product candidates, with substantial recent emphasis on fasedienol, itruvone, and PH80. At the end of our fiscal year ended March 31, 2024, we launched our PALISADE-3 Phase 3 clinical trial as part of our PALISADE Phase 3 Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD, and during the nine months ended December 31, 2024, we initiated our PALISADE-4 Phase 3 clinical trial for the same indication, and incurred costs to plan and prepare for the initiation the Repeat Dose Study, which we initiated in January 2025. In addition, we are continuing to conduct various nonclinical studies and contract manufacturing activities involving other clinical-stage product candidates in our neuroscience pipeline. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and technologies.
At December 31, 2024, we had an accumulated deficit of approximately $394.0 million. Our net loss for the year ended March 31, 2024 (Fiscal 2024) and the year ended March 31, 2023 (Fiscal 2023) was approximately $29.4 million and $59.2 million, respectively, and we incurred a net loss of approximately $37.8 million for the nine months ended December 31, 2024. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, PH80 and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.

Results of Operations
The following table summarizes the results of our operations for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Sublicense and other revenue	$234	$411	$501	$867
Total revenues	234	411	501	867
Operating expenses:
Research and development	11,305	4,537	29,168	12,586
General and administrative	4,049	3,758	12,811	9,943
Total operating expenses	15,354	8,295	41,979	22,529
Loss from operations	(15,120)	(7,884)	(41,478)	(21,662)
Other income, net:
Interest income, net	1,031	1,534	3,702	1,824
Loss before income taxes	(14,089)	(6,350)	(37,776)	(19,838)
Income taxes	—	—	(7)	(3)
Net loss	$(14,089)	$(6,350)	$(37,783)	$(19,841)
Revenue
We recognized $0.2 million and $0.5 million in sublicense and other revenue for the three and nine months ended December 31, 2024, as compared to $0.4 million and $0.9 million for the three and nine months ended December 31, 2023, respectively.
Absent the achievement of milestones under the existing collaboration and other revenue arrangements, including our agreements with AffaMed Therapeutics, Inc. and/or Fuji Pharma Co., Ltd., or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods.
Research and Development Expense
Research and development expense consists of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Clinical and nonclinical studies and development expenses by program
Fasedienol	$6,370	$1,080	$15,996	$4,265
All other	1,627	299	2,492	809
Total clinical and nonclinical studies and development expenses	7,997	1,379	18,488	5,074
Salaries and benefits	2,256	2,223	6,892	4,996
Stock-based compensation	427	282	1,533	897
Consulting and professional services	278	424	1,201	936
Occupancy and all other costs	347	229	1,054	683
Total research and development expenses	$11,305	$4,537	$29,168	$12,586
Research and development expense was $11.3 million and $29.2 million for the three and nine months ended December 31, 2024, as compared to $4.5 million and $12.6 million for the three and nine months ended December 31, 2023, respectively.

The increase of $6.8 million in research and development expense for the three months ended December 31, 2024 as compared to the same period in Fiscal 2023 was primarily due to an increase in clinical development expense of $6.6 million, primarily due to an increase in research, development, and contract manufacturing expenses related to our PALISADE Phase 3 Program for fasedienol in SAD and U.S. IND-enabling programs for itruvone in MDD and PH80 for the treatment of VMS due to menopause.
The increase of $16.6 million in research and development expense for the nine months ended December 31, 2024 as compared to the same period in Fiscal 2023 was primarily due to an increase in clinical development expense of $13.4 million, related to our PALISADE-3, PALISADE-4 Phase 3 clinical trials of fasedienol in SAD, the Repeat Dose Study, and Phase 2 programs for PH80 for the treatment of VMS due to menopause, an increase of $2.5 million in connection with increased headcount, an increase of $0.3 million in consulting and professional expense, and an increase in occupancy and other costs of $0.4 million.
We expect that our research and development expense will increase over the next several years as we continue to advance our pherine pipeline through IND-enabling non-clinical studies, clinical trials, and contract manufacturing and regulatory activities required to facilitate further research and development of our current pherine product candidates and additional pherine product candidates, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount.
General and Administrative Expense
General and administrative expense was $4.0 million and $12.8 million for the three and nine months ended December 31, 2024, as compared to $3.8 million and $9.9 million for the three and nine months ended December 31, 2023, respectively. The increase of $0.2 million in general and administrative expense for the three months ended December 31, 2024, as compared to the same period in Fiscal 2023, was primarily due to increased headcount.
The increase of $2.9 million in general and administrative expense for the nine months ended December 31, 2024, as compared to the same period in Fiscal 2023, was primarily due to an increase of $1.9 million in connection with increased headcount, and an increase of $0.9 million in consulting and professional fees.
We expect that our general and administrative expense will increase substantially over the next several years as we hire additional personnel to support the development and commercialization of our product candidates and the growth of our business.
Other Income
Interest income, net, decreased for the three months ended December 31, 2024 as compared to the same period in Fiscal 2023 due to a decrease in amounts invested in connection with a decrease in our cash balance.
Interest income, net, increased for the nine months ended December 31, 2024 as compared to the same period in Fiscal 2023 due to increases in interest rates and larger average cash balances when compared to the prior period.
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
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million. From May 2021 through the date of this Report, we have sold 5,672,208 shares of common stock in at-the-market transactions under the terms of our Sales Agreement for net cash proceeds of approximately $38.9 million, and approximately $97.3 million of common stock remained available for sale under the Sales Agreement.

In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Exclusive Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
We had cash and cash equivalents and marketable securities of approximately $88.6 million at December 31, 2024, which we believe is sufficient to fund our planned operations for more than twelve months following the issuance of the unaudited condensed consolidated financial statements appearing elsewhere in this Report. We are continuing to manage our cash resources as we progress our U.S. registration-directed PALISADE Phase 3 Program for fasedienol as a potential new acute treatment of anxiety in adults with SAD, including our ongoing clinical studies in our PALISADE Phase 3 development program, as well as contract manufacturing, clinical and nonclinical studies of our other pherine product candidates, and strategies for the further development and potential commercialization, on our own or with collaborators, of all of our product candidates. However, as we have not yet developed products that generate recurring revenue and, in the event we successfully complete future clinical and/or nonclinical programs, we will need to obtain and invest substantial additional capital resources to develop and commercialize any of our product candidates. We may satisfy our future cash needs through sale of equity or debt securities, partnering collaborations, license agreements or other non-dilutive arrangements.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, or non-dilutive debt-related financing arrangements, strategic partnering collaborations or other financial transactions to advance research, development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements, arrangements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have any obligation to do so.
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
Cash and Cash Equivalents
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(32,035)	$(18,828)
Net cash used in investing activities	(13,675)	(32)
Net cash provided by financing activities	1,259	128,782
Net increase (decrease) in cash and cash equivalents	(44,451)	109,922
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$74,715	$126,560
Operating Activities
Net cash used in operating activities for the nine months ended December 31, 2024 was $32.0 million, consisting primarily of our net loss of $37.8 million, adjusted for $3.6 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $2.2 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended December 31, 2023 was $18.8 million, consisting primarily of our net loss of $19.8 million, adjusted for $2.1 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $1.1 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2024 was $13.7 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the nine months ended December 31, 2023 was immaterial.
Financing Activities
Net cash provided by financing activities during the nine months ended December 31, 2024 consisted primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $1.1 million.

Net cash provided by financing activities during the nine months ended December 31, 2023 was $128.8 million. This consisted primarily of net proceeds of $93.5 million resulting from the October 2023 Public Offering, net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $36.0 million, partially offset by a repayment of notes payable of $1.0 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three and nine months ended December 31, 2024, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three and nine months ended December 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial

Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended December 31, 2024, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•failures of ongoing or future clinical studies of our product candidates, or material delays in the completion and/or commencement of our ongoing or planned clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

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

•we rely on third party collaborators to assist in conducting our clinical trials and if they do not perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed;

•we require substantial additional financing to execute our long-term business plan, including further nonclinical and clinical development, contract manufacturing and potential commercialization of our product candidates;

•raising additional capital in equity-based financing transactions will cause substantial dilution to our existing stockholders, may restrict our operations or require us to relinquish rights to our product candidates, and may require us to seek stockholder approval to authorize additional shares of our common stock;

•if we are unable to attract and retain key management personnel, we may be unable to successfully produce, develop, and commercialize our product candidates;

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

•Reduction in staffing, large staff turnover and/or inadequate funding for the FDA or other government agencies could hinder those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business; and

•other risks and uncertainties, including those described below.
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

The length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority is substantial and varies significantly from one product candidate to the next, from one year to the next, and from one country or jurisdiction to the next and may be difficult to predict.

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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for, produce and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, clinical development or manufacturing delays or regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective;

•insufficiency of our financial and other resources to complete the necessary contract manufacturing, preclinical studies, clinical trials and regulatory submissions;

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

•material delays in enrolling and randomizing subjects in our clinical trials;

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

•delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or

•varying interpretations of clinical and nonclinical data by the FDA and comparable foreign regulatory authorities.

We are a clinical-stage biopharmaceutical company with no approved products or recurring revenues from product sales. We are not profitable and have incurred significant losses in each period since our inception. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially as we continue our research, development and production of, and seek regulatory approvals for, and commercialization of, our product candidates.

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant contract manufacturing, research and development, and other expenses related to our nonclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $29.4 million and $59.2 million for the years ended March 31, 2024 and 2023, respectively, and we incurred a net loss of $37.8 million during the nine months ended December 31, 2024. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

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

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement, and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, before making an investment in us, you should consider our prospects, factoring in the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical-stage development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

Additionally, our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform preclinical studies or clinical trials in addition to those that we currently anticipate are required, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

We have never generated revenue from product sales and may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory approval for, and successfully commercialize, one or more product candidates we are developing or may seek to develop in the future. Successful commercialization will require achievement of many key milestones, including demonstrating sufficient evidence of safety and efficacy in Phase 3 clinical trials, obtaining regulatory approval for these product candidates, contract manufacturing, marketing and selling those products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities, and even if we do, we may never generate revenues that are significant enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have, since inception, and will continue to consume substantial amounts of cash for the foreseeable future. As in prior periods we expect to continue to spend substantial amounts of cash to continue the preclinical and clinical development and contract manufacturing of our product candidates. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, manufacturing, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale. We will need to raise substantial additional capital to complete certain of our currently planned nonclinical and clinical development programs, including future late-stage clinical trials. If we are able to gain marketing approval for any product candidates that we develop, we will require significant amounts of additional capital in order to launch and commercialize such product candidates. As the outcome of our ongoing research and development activities, including the outcome of future anticipated nonclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts of additional capital necessary to successfully complete the development and commercialization of any product candidate we develop. We do not expect to generate sustainable positive operating cash flows until, and unless, we obtain approval from the FDA and other regulatory authorities and successfully commercialize one or more of our product candidates.

As a result of these and other factors, we will need to seek additional capital to meet our future operating plans and requirements, including capital necessary to produce, develop, obtain regulatory approval for, and commercialize fasedienol and our other product candidates, and may seek additional capital in the event there exists enabling market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements.

Our future need for substantial additional funding depends on many factors, including:

•the number and characteristics of future product candidates we pursue and their development requirements;

•the scope, progress, results and costs of producing, researching, developing and commercializing our product candidates and any other additional product candidates we may develop and pursue in the future;

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

The terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. For example, the sale of additional equity securities and the conversion, exchange or exercise of certain of our outstanding securities may, and likely will substantially dilute all of our stockholders. The incurrence of debt could result in increased fixed payment obligations, and we could be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may also seek funds through arrangements with collaborative partners in certain territories, including the U.S., or at an earlier stage than otherwise would be desirable or aligned with our business plan, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Due to the significant resources required for the development of our neuroscience pipeline, and depending on our ability to access additional capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or therapeutic indications that may have been more profitable or for which there is a greater likelihood of success.

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

Raising additional capital needed to execute our long-term business plan will cause substantial dilution to our stockholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may, and likely will be significantly diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, royalty-based financing or debt financing, if available, may result in our relinquishing rights to valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management team and may divert a disproportionate amount of our attention away from day-to-day activities, which may adversely affect our management team’s ability to oversee the development of our product candidates.

If we raise additional capital through collaborations, strategic alliances or marketing, distribution or licensing arrangements, or royalty-based financings with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain capital through arrangement with collaborators on terms unfavorable to us or pursue other strategies, all of which could adversely affect the holdings or the rights of our stockholders.
Risks Related to Product Development, Regulatory Approval
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining regulatory approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and such factors may vary among jurisdictions. For instance, jurisdictions outside of the U.S., such as China, the European Union (EU) or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. To date, we have not submitted a NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to seek or obtain these approvals.

Clinical studies are expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our initial and potential additional product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates have a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration to require data gathered from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our ongoing and/or future clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our U.S. registration-directed Phase 3 program for fasedienol for the acute treatment of SAD after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional clinical trials, or that completing these trials will result in regulatory approval. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for certain therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD and PH80 for the management of VMS (hot flashes) associated with menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

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

We have acquired substantially all of our current product candidates from Pherin, now our wholly-owned subsidiary, for which Pherin undertook research and development prior to our acquisition or license. We had no involvement with or control over the preclinical and clinical development of our pherine product candidates prior to acquiring or licensing them from Pherin. Therefore, we are dependent, in part, on Pherin’s prior research and development efforts in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards utilized by them; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.

If our clinical trials fail to replicate results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from earlier preclinical studies or early-stage clinical trials of our product candidates, including positive results, may not necessarily be predictive of the results of ongoing or future clinical trials. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials.

Moreover, there is a high failure rate for drugs proceeding through clinical trials and there can be no assurance that any of our clinical trials will ultimately be successful. We, and many other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, such as the failure of our PALISADE-1 Phase 3 clinical trial of fasedienol to meet its primary endpoint, and we cannot be certain that we will not face similar setbacks in the future. In addition to the risk of ongoing or planned clinical trials failing to meet primary endpoints, setbacks may also be caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Such failures or setback may have a material adverse effect on our ability to develop, obtain regulatory approval for or ultimately commercialize any of our product candidates.

We may incur unexpected costs or experience material delays in completing, or ultimately be unable to complete, the contract manufacturing, development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our contract manufacturing, clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

•the number of subjects or patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or materially slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

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

Business interruptions resulting from public health crises, including those arising from further outbreaks of COVID-19, could disrupt the development of our product candidates and adversely impact our business.

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

If we encounter difficulties enrolling and randomizing patients in our clinical trials, our clinical development activities could be materially delayed or otherwise adversely affected.

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

We may also experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for our product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters (including as a result of climate change), geopolitical incidents, pandemics or macroeconomic conditions, may disrupt our clinical trials.

Our inability to enroll and randomize a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Material delays in patient enrollment may result in increased costs, affect the timing or outcome of ongoing or planned clinical trials and the public disclosure of trial results, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of the Company to decline and limit our ability to obtain additional financing if needed.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical and clinical development trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA or comparable foreign regulatory authorities' notification or approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

We have no experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and regulatory consultants to augment our internal personnel and assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of extensive information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory personnel and review processes for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development activities or objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization activities or objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial of a product candidate, the initiation of other clinical programs, receipt of marketing approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•our available capital resources or capital constraints we experience;

•the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians, collaborators and trial participants;

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

We are not permitted to market our product candidates in the U.S. until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a NDA is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the filing of our NDA, delay, limit or deny approval of a NDA for many reasons, including, among others:

•if we submit a NDA and it is reviewed by a FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical or clinical studies, limitations on approved labeling or distribution and use restrictions;

•a FDA advisory committee may recommend, or the FDA may require, a Risk Evaluation and Mitigation Strategies (REMS) safety program as a condition of approval or post-approval;

•a FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of overall effectiveness or safety in a NDA and require additional clinical studies;

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We may also observe safety or tolerability issues with our product candidates in ongoing or future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevent further development of the compound. Results of future clinical trials of our product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, despite a favorable tolerability profile observed in earlier-stage testing. Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

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

We have concentrated a significant portion of our research and development efforts on the treatment of neuropsychiatric and neurological disorders, a field that faces certain challenges in drug development.

We have focused a significant portion of our research and development efforts on addressing neuropsychiatric and neurological disorders. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neuropsychiatric disorders such as SAD and MDD rely on subjective assessments by clinicians and subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our neuropsychiatric product candidates. There can be no guarantee that we will successfully overcome these challenges with our neuropsychiatric product candidates or that we will not encounter other challenges in the development of our product candidates.

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

Although the development and commercialization of our lead neuroscience product candidates are our initial focus, as part of our longer-term growth strategy, we plan to develop other product candidates. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our neuroscience pipeline includes product candidates for a variety of conditions and disorders. There is no precise method of establishing the actual number of patients with any of these conditions and disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SAD, MDD and vasomotor symptoms (hot flashes) due to menopause, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

Competitive products may reduce or eliminate the commercial opportunity for our product candidates, if approved. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective and/or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.

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

Our future growth may depend, in part, on our ability to penetrate markets outside of the U.S., where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to develop and commercialize our product candidates with third-party collaborators in markets outside of the U.S. If we develop and commercialize our product candidates in markets outside of the U.S., we would be subject to additional risks and uncertainties, including:

•our customers’ ability to obtain reimbursement for our product candidates;

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

Sales of our product candidates outside of the U.S. could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

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

Risks Related to Managing Our Business and Operations

We depend heavily on our senior managerial personnel, third-party consultants and others and our ability to compete in the biopharmaceutical industry depends upon our ability to retain such highly qualified personnel. The loss of their services or our inability to hire such personnel could materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to attract and retain the services of our executive officers and other senior managerial personnel within our organization. Our executive officers and other senior employees may terminate their employment with us at any time. The loss of their services might impede the achievement of our operational and strategic objectives.

Moreover, our ability to compete in the biopharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, regulatory and technical personnel. In particular, we will need to retain and, in some cases, hire, qualified personnel with expertise in clinical development and operations, preclinical research and development, manufacturing, quality management, medical and regulatory affairs, finance and accounting and other areas in connection with the continued development and commercialization of our product candidates. We currently rely, and for the foreseeable future will continue to rely, on third-party consultants and advisors, including scientific and clinical advisors, to assist us in formulating certain of our research and development objectives and activities as well as the development of certain of our commercialization strategies.

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

As of December 31, 2024, we had 48 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of their attention to managing these growth activities. Due to our limited financial resources, our limited operating history and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or any necessary relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or any necessary relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Unfavorable domestic or global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by either domestic or global political conditions, as well as general conditions in the domestic or global economy and in the U.S. and global financial and stock markets. Domestic and global financial and political crises cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the economic downturn triggered by the COVID-19 pandemic, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining domestic or global economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The current political environment in the U.S., and recent or future regulatory changes has resulted, and may continue to result, in uncertainty throughout the pharmaceutical industry and, have an adverse effect on our business and the value of our securities. This uncertainty may receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

Some of our manufacturers are located outside of the U.S. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including Canada, China, India, Mexico and the United Kingdom with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by Canada, China, India, Mexico and the United Kingdom or other countries, including restricted access to raw materials we may use in our product candidates. Given the unpredictable regulatory environment in the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA or comparable foreign regulatory authorities in connection with any NDA or other application we may submit. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and similar foreign requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP and similar foreign requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

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

Failure of any third-party contract manufacturer to comply with cGMP requirements for applicable drug/device combination products could significantly affect supplies of our product candidates.

We expect each of our current clinical-stage pherine product candidates, fasedienol, itruvone, PH15, PH80 and PH284, will be considered drug-device combination products. Third-party contract manufacturers may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation (QSR) or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

Furthermore, the FDA has granted Fast Track designation for fasedienol for the acute treatment of SAD, for itruvone for the treatment of MDD, and for AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain, and we may seek Fast Track Designation for some of our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may be eligible for Fast Track designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the application may be eligible for priority review. A NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Some of our programs have been partially supported by government grant awards. Although we do not currently rely on government funding nor do we have a present intent to seek further grant funding from governmental agencies, should that change, such funding may not be available to us in the future or subject us to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. industry.

Currently, we do not rely on grant funding from government agencies for our development programs, and we do not have a present intent to seek grant funding from government agencies. While not a current priority, we may apply for grant funding from governmental agencies in the future. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates.

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

As a result of any future arrangement involving government funding, and if we make inventions as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

•the level of taxes that we are required to pay; and

•the availability of capital.

In addition, recent and/or future policy changes may create uncertainty for our business. In its June 2024 decision in Loper Bright Enterprises v. Raimondo (the Loper Decision), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Additionally, the Loper Decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Reduction in staffing and/or inadequate funding for the FDA or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including staffing levels, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and comparable foreign regulatory authorities, have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, other government agencies and comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies and comparable foreign regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA and comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Some of the intellectual property rights we have licensed or may license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose.

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

Although not a current priority, in the event that we apply for additional U.S. government funding, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

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

•the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with contract manufacturers;

•our ability to attract, hire and retain qualified personnel;

•expenditures that we will or may incur to develop additional product candidates;

•the level of demand for our product candidates should they receive approval, which may vary significantly;

•the changing and volatile U.S. and global economic and political environments, including the impact of inflation and rising interest rates, and domestic or international political instability; and

•future accounting pronouncements or changes in our accounting policies.

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

The stock market in general, and the Nasdaq Stock Market (Nasdaq) and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the Company recently informed us of their intent to file a lawsuit in the United States District Court for the Northern District of California against the Company and certain of our executive officers, the members of our Board and certain other parties. The purported stockholders threatened claims under the U.S. federal securities laws and certain California civil statutes premised on, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. As of the date of this Report, no such lawsuit has been filed. We believe the threatened claims are without merit and intend to vigorously defend all claims that may be asserted, if any. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise may, and likely will significantly dilute all other stockholders.

We expect to issue additional capital stock in the future that may, and likely will result in substantial dilution to all of our stockholders. We expect to grant equity awards to employees and directors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock will cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

General Risk Factors

Adverse market or macroeconomic conditions or market volatility resulting from global economic and political developments, including those affecting the financial services industry, could adversely affect our business operations and our financial condition and results of operations.

Adverse market or macroeconomic and political conditions or market volatility resulting from global economic developments, political uncertainty, high inflation, rising interest rates, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and uncertainty remains over liquidity concerns in the broader financial services industry. We may maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions, widespread demands for customer withdrawals or other liquidity needs of financial institutions may exceed the capacity of such program, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations, including, but not limited to, the following:

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

VISTAGEN THERAPEUTICS, INC.

Dated: February 13, 2025	/s/ Shawn K. Singh
Shawn K. Singh
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)