Form 10-K
period 2025-03-31
Vistagen Therapeutics, Inc.
filed 2025-06-17
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2025
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
Emerging Growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes    ☐    No    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes    ☐    No    ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2024, the last business day of the registrant’s second fiscal quarter, was approximately $81.2 million.
As of June 10, 2025, there were 29,157,733 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

i

	Item No.		Page No.
PART I
	1.	Business	1
	1A.	Risk Factors	27
	1B.	Unresolved Staff Comments	79
	1C.	Cyber Security	73
	2	Properties	74
	3	Legal Proceedings	80
	4	Mine Safety Disclosures	80
PART II
	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	81
	6	[Reserved]	81
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
	7A.	Quantitative and Qualitative Disclosures About Market Risk	90
	8	Financial Statements and Supplementary Data	91
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	117
	9A.	Controls and Procedures	117
	9B.	Other Information	117
	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	124
PART III
	10	Directors, Executive Officers and Corporate Governance	118
	11	Executive Compensation	118
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
	13	Certain Relationships and Related Transactions, and Director Independence	118
	14	Principal Accountant Fees and Services	118
PART IV
	15	Exhibits and Financial Statement Schedules	119
	16	Form 10-K Summary	126
EXHIBIT INDEX			119
SIGNATURES			123

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

•our ability to recruit, enroll and randomize suitable patients in our clinical trials;

•the timing of completion of our preclinical studies and clinical trials and related preparatory work;

• our ability to collect and interpret preclinical and clinical data;

•the timing and outcome of regulatory interactions, including whether preclinical studies and clinical trials meet the criteria to enable early-stage clinical development or support registration of our product candidates;

•the potential attributes and benefits of our product candidates;

•our ability to obtain and, if obtained, maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings on the label of an approved product candidate;

•the potential for our business development efforts to optimize the potential value of our neuroscience pipeline;

•our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we pursue or are pursuing for our product candidates;

•our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;

•our ability to contract with and rely on third-parties to assist in conducting our preclinical studies and clinical trials and manufacturing our product candidates;

•the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either on our own or in partnership with others;

•the rate and degree of market acceptance of our product candidates, if approved;

•the pricing and reimbursement of our product candidates, if approved;

•regulatory changes, including regulatory personnel, and developments in the U.S. and foreign countries;

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
Item 1. Business
Overview

We are a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of non-systemic intranasal product candidates called pherines. Our broad and diverse neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.

Our most advanced intranasal pherine product candidate is fasedienol, which is being investigated in our U.S. registration-directed PALISADE Program for the acute treatment of social anxiety disorder (SAD). In August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of SAD. The ongoing clinical trials in our PALISADE Program include our PALISADE-3 and PALISADE-4 Phase 3 trials, which are designed similarly to PALISADE-2, and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). Topline data for PALISADE-3 are expected in the fourth quarter of 2025 and topline results for PALISADE-4 and the Repeat Dose Study are expected in the first half of 2026. We believe either PALISADE-3 or PALISADE-4, if successful, together with the positive results reported from PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential New Drug Application (NDA) submission to the U.S. FDA for the acute treatment of SAD. The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD. Fasedienol has the potential to be the first FDA-approved acute treatment for SAD and provide significant advantages relative to the current standard of care.

We have also reported positive results from an exploratory Phase 2A clinical trial for each of our next most advanced pherine product candidates, itruvone for treatment of major depressive disorder, and PH80 for both vasomotor symptoms (hot flashes) due to menopause and premenstrual dysphoric disorder, as well as a pilot Phase 2A study of PH15 for improvement of psychomotor impairment due to mental fatigue and an exploratory Phase 2A study of PH284 for treatment of cancer cachexia. See “Our Neuroscience Product Candidates” below.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long term value to our shareholders.

Our Neuroscience Product Candidates

Fasedienol

Overview of Social Anxiety Disorder

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
Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol, our lead clinical-stage product candidate, is a synthetic neuroactive intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. Fasedienol's MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol activates receptors of peripheral nasal chemosensory neurons connected to subsets of neurons in the olfactory bulbs that, in turn, connect to neural circuits in the limbic amygdala involved in the pathophysiology of SAD, and potentially other acute anxiety disorders. Neurocircuitry-focused fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol does not potentiate GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-

needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.
Fasedienol's U.S. Registration-directed PALISADE Program
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
We have aligned with the FDA that a clinic-based public speaking challenge and the Subjective Units of Distress Scale (SUDS) are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is the most appropriate and efficient path for our U.S. registration-directed PALISADE Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. The Phase 3 clinical trials in our PALISADE Program are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-rated SUDS as the primary efficacy endpoint. Two of the Phase 3 trials in our PALISADE Program were previously concluded; PALISADE-1, reported in 2022, did not meet its primary endpoint, and PALISADE-2, reported in 2023, successfully met its primary efficacy endpoint, and as further described below, two Phase 3 trials, PALISADE-3 and PALISADE-4, are ongoing. Our PALISADE Program also includes open-label extension safety studies, the ongoing small Phase 2 Repeat Dose Study, certain standard preclinical studies, and a small human factor study.
In August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of anxiety in adults with SAD. PALISADE-2 met its primary efficacy endpoint, which was the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3. Fasedienol-treated patients demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015). PALISADE-2 also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the Clinical Global Impressions – Improvement (CGI-I) scale. Responders were identified as those who were rated "very much less anxious" or "much less anxious" and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met an important exploratory patient-reported endpoint with a statistically significant difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the Patient’s Global Impression of Change (PGI-C) scale. Responders were identified as those who self-rated "very much less anxious" or "much less anxious" on the PGI-C and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). Our PALISADE-2 Phase 3 trial also met an additional exploratory endpoint with a statistically significant difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events (SAEs), and the treatment-emergent adverse event (TEAE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.
To complement our successful PALISADE-2 Phase 3 trial, we launched our PALISADE-3 and PALISADE-4 Phase 3 trials 2024. Like PALISADE-2, PALISADE-3 and PALISADE-4 are U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 studies designed to evaluate the efficacy, safety, and tolerability of the acute administration of fasedienol to relieve anxiety symptoms in adults with SAD after a single dose of fasedienol during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-reported SUDS as the primary efficacy endpoint. In addition, both PALISADE-3 and PALISADE-4 have an open-label extension for a period of up to 12 months. We initiated the Repeat Dose Study in early 2025. This study is a small U.S. multi-center, randomized, double-blind, placebo-controlled, three-arm exploratory Phase 2 clinical trial designed to evaluate repeated dosing (up to two doses within ten minutes) of fasedienol in adult patients with SAD during a single, simulated, anxiety-provoking public speaking challenge in a clinical setting. The Repeat Dose Study also includes an open-label extension study for a period of up to 12 months.
We believe either PALISADE-3 or PALISADE-4, if successful, together with PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential New Drug Application (NDA) submission to the FDA for the acute treatment of anxiety in adults with SAD.

The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD.

Itruvone

Overview of Major Depressive Disorder

Depression is a serious medical condition and a global public health concern that can arise at any time during a person's life. According to the World Health Organization (WHO), depression is the leading cause of disability worldwide, affecting over 250 million people. Statistics reported by the U.S. National Institute of Mental Health (NIMH) indicate that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., experienced at least one major depressive episode in 2020. While many individuals will experience a depressed mood at some point during their lifetime, major depressive disorder (MDD) is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. During a typical depressive episode, an individual experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity and impaired daily functioning for at least two weeks and often much longer. Symptoms of MDD can include a lack of pleasure in activities, changes in appetite resulting in weight fluctuations, insomnia or excessive sleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

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

Itruvone for the Treatment of Major Depressive Disorder

Itruvone is our investigational neurocircuitry-focused non-systemic pherine product candidate with transformative potential as a stand-alone treatment of MDD. Itruvone’s potential for rapid-onset activity in nasal chemosensory receptors at a low microgram-level dose without requiring systemic absorption or direct binding on neurons in the brain to achieve antidepressant effects, and its favorable safety data observed in all studies completed to date, is fundamentally differentiated from all current pharmacological therapies for depression. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone activates neural circuits that regulate the amygdala, hypothalamus, entorhinal area and hippocampus, prefrontal cortex, locus coeruleus, and raphe nucleus, all involved in the pathophysiology of depression. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be wider, faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe non-systemic itruvone has the potential to treat MDD without causing the side effects and safety concerns that may be associated with current systemic antidepressant therapies, including, among others, drug-drug interactions, sexual side effects, sedation, weight gain and suicidal ideation.

In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD, the results of which were published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 microgram dose administered intranasally twice daily for eight weeks, itruvone significantly reduced depressive symptoms in as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation or hallucinations), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals, Inc. (Pherin), which is now our wholly-owned subsidiary, and was conducted in Mexico prior to our acquisition of Pherin in February 2023. Positive data from our June 2023 U.S. Investigational New Drug (IND) enabling Phase 1 trial of itruvone demonstrated that there were no reported treatment-related SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate the favorable safety data in all clinical trials completed to date. As a result, building on the positive results from Phase 2A clinical development of itruvone in MDD, we are currently planning for potential U.S. Phase 2B clinical development of itruvone under our U.S. IND as a novel, non-systemic stand-alone treatment for MDD.
The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.
PH80
Overview of Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms (VMS), comprising of hot flashes and night sweats, are the most common symptoms of the menopausal transition, affecting 60% to 80% of menopausal women and approximately 40% of women in perimenopause. On average, hot flashes last seven to nine years and, for up to one-third of women, can last more than 10 years. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes and may be accompanied by sweating, chills, and anxiety. Although there is substantial individual variability in the frequency and severity of VMS, there is universal agreement that VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life and work productivity for those who experience them. VMS can cause new-onset sleep interruptions and deprivation, with night sweats commonly interrupting sleep and causing difficulty in returning to sleep. Such sleep problems are associated with reduced productivity and an increased risk of job loss for these affected individuals. VMS are also often accompanied by various comorbidities, including new onset anxiety, depression, and cognitive dysfunction, which can further exacerbate functional impairment. While there are FDA-approved therapies for the treatment of moderate to severe VMS, many women cannot take or choose not to take currently available hormonal and/or other systemic products due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity. Treatment of VMS is complicated by fear of these safety risks associated with systemic hormonal therapy and the recently approved non-hormonal, neurokinin 3 receptor (NK3R) antagonist.

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

We are developing PH80 as a novel, non-hormonal, non-systemic, as-needed treatment of moderate to severe VMS (hot flashes) due to menopause, and potentially additional women’s health-focused indications. A randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of PH80 that was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the management of menopausal hot flashes in women was conducted in a real-world setting in Mexico and was sponsored by Pherin prior to our acquisition of Pherin in February 2023. In the study, PH80 (0.8 µg/50 µL) was self-administered by subjects intranasally, with two sprays in each nostril (total dose = 3.2µg) up to four times daily, as needed for four consecutive weeks. One additional dose was allowed at night if subjects were awakened by hot flashes. Through the course of the study, subjects recorded the number, severity, disruption in function, and sweating related to hot flashes. PH80 induced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the treatment period. At baseline, subjects reported a mean daily number of hot flashes of 7.7 (PH80, n=18) and 8.0 (placebo, n=18). After one week of treatment, the number of hot flashes dropped to 2.8 (PH80) and 6.4 (placebo) (p<.001), and after four weeks of treatment, the number of hot flashes dropped to 1.5 (PH80) and 5.1 (placebo)

(p<.001). PH80 treatment also significantly reduced the severity, disruption in function, and sweating related to hot flashes during the treatment period, as compared with placebo.
PH80 was well-tolerated with no SAEs, and the adverse event profiles were comparable between PH80 and placebo. All 36 subjects completed four weeks of treatment and no subject discontinued participation in the study as a result of adverse events.
We are currently conducting customary nonclinical manufacturing-related studies necessary to support our planned submission of our U.S. IND to facilitate further Phase 2 clinical development of PH80 in the U.S. as a novel non-hormonal, non-systemic treatment of moderate to severe VMS (hot flashes) due to menopause and potentially additional women’s health indications.

Overview of Premenstrual Dysphoric Disorder

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

PH80 for Premenstrual Dysphoric Disorder

An exploratory Phase 2A clinical study of PH80 for management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, in subjects with a regular menstrual cycle and at least a one-year history of PMDD, was conducted by Pherin in a real-world setting in Mexico prior to our acquisition of Pherin in February 2023. In this randomized, double-blind, placebo-controlled exploratory Phase 2A study, PH80 demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms. The initial study visit occurred after the onset of symptoms. All subjects were administered a placebo nasal spray, and those who showed no symptom improvement were eligible to return for the second visit, which occurred after the onset of symptoms during the next menstrual cycle. At the second study visit, subjects were randomized to receive a single dose of 0.9 µg PH80 nasal spray or placebo in the clinic. PH80 demonstrated statistically and clinically significant improvement versus placebo in symptoms of PMDD using the subject-rated Penn Daily Symptom Report (DSR) as early as Day 4 and continuing to Day 6 (p=0.008). PH80 also demonstrated statistically and clinically significant improvement versus placebo at Day 6 on the clinician-rated Premenstrual Tension Scale (PMTS) total score (p=0.006).
PH80 was well-tolerated with no SAEs. The most common TEAE was headache, reported by 17% in the placebo group and 7% in the PH80 group. No other TEAE occurred more than once per subject.
PH15
Overview of Cognitive and Psychomotor Impairment due to Mental Fatigue

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
PH284
Overview of Cancer Cachexia

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

In a double-blind, placebo-controlled exploratory Phase 2A study designed to evaluate the efficacy, safety, and tolerability of intranasal administration of PH284 in female patients diagnosed with cachexia (induced by chronic loss of appetite) due to terminal cancer (n=40), PH284 (0.4 µg/50 µL) was administered intranasally, one spray in each nostril (total daily dose = 3.2µg), four times daily before meals (breakfast, mid-morning snack, lunch, and dinner). From Day 1 through Day 4, all subjects were administered placebo 30 minutes prior to each meal. Beginning on Day 5 through Day 11 subjects were randomized in a 1:1 fashion to receive either PH284 or placebo. Patients measured Subjective Feeling of Hunger (SFH) ten minutes before each meal. PH284, as compared to placebo, induced a cumulative effect on mean SFH scores, with scores increasing from breakfast to lunch and lunch to dinner throughout the treatment period. Specifically, prior to dinner on Day 7 of treatment, PH284 subjects reported a 71% improvement in SFH versus baseline, while placebo subjects reported a less than 1% improvement. No unusual changes in body weight were observed in either the PH284 or placebo groups, though on average, there was a small gain in body weight for PH284 versus a small loss in placebo. PH284 demonstrated no serious adverse events, and adverse events reported for the PH284 group were similar to those reported in the placebo-treated group. All the adverse events reported were attributed to the underlying medical condition (cancer) and were not deemed to be related to the administration of PH284 or placebo. PH284 has demonstrated an excellent safety profile in all clinical trials completed to date. This study of PH284 was sponsored by Pherin and conducted at the National Institute of Oncology and National Institute of Nutrition in Mexico City, Mexico prior to our acquisition of Pherin in February 2023.

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

Patents

We own granted patents and pending patent applications in the U.S. and in certain foreign countries. As of March 31, 2025, these patent properties consist of the following:

Fasedienol for the Acute Treatment of SAD

The granted U.S. patents relate to the use of fasedienol for the acute treatment of SAD and nominally will expire either in 2025 or 2028 and foreign patents will nominally expire in 2026, subject to patent term extensions that may be available in the U.S. and in certain foreign countries. We expect regulatory and data exclusivity (discussed below) will be available upon product approval of fasedienol in the U.S. and certain foreign countries.

Itruvone for the Treatment of MDD

The granted U.S. and foreign patents relate to the use of itruvone to treat MDD and nominally will expire in 2033, subject to patent term extensions that may be available in the U.S. and certain foreign countries. We expect regulatory and data exclusivity will be available upon product approval of itruvone in the U.S. and certain foreign countries.

PH80 for the Treatment of Vasomotor Symptoms (Hot Flashes) Due to Menopause and Other Indications

The granted U.S. and foreign patents and corresponding pending foreign patent applications relate to the use of PH80 to treat vasomotor symptoms (hot flashes) due to menopause. Patents that have been or may yet be granted will expire in 2029. Because of the development timeline for this indication, it is unlikely that patent term extensions will be available in the U.S. or foreign countries. However, we expect regulatory and data exclusivity will be available upon product approval of PH80 in the U.S. and certain foreign countries.

We filed a non-provisional U.S. national phase patent application and a Patent Cooperation Treaty (PCT) patent application relating to the use of PH80 to treat dysmenorrhea in April 2025. Patents that may be granted on such patent applications nominally will expire in 2045, subject to patent term extensions that may be available in the U.S. and certain foreign countries. We expect regulatory and data exclusivity will be available upon approval of PH80 for this indication in the U.S. and certain foreign countries.

PH15 for the Improvement of Psychomotor and Cognitive Impairment due to Mental Fatigue

We filed a non-provisional U.S. national phase patent application and a PCT patent application relating to the use of PH15 to improve psychomotor and cognitive impairment due to mental fatigue in 2024. Patents that may be granted on such patent applications nominally will expire in 2044, subject to patent term extensions that may be available in the U.S. and certain foreign countries. Regulatory and data exclusivity may be available upon product approval of PH15 for this indication in the U.S. and certain foreign countries.

Nasal Spray Device for Administration of Pherines

We filed a non-provisional U.S. national phase patent application and a PCT patent application relating to nasal spray devices intended to improve the administration of pherines (including, for example, fasedienol, itruvone, PH80, and PH15 discussed above) in April 2025. Patents that may be granted on such patent applications nominally will expire in 2045, subject to patent term extensions that may be available in the U.S. and certain foreign countries.

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

The various U.S. and foreign patents related to AV-101 nominally expire between 2034 and 2040, depending on the subject matter claimed in each patent, subject to patent term extensions that may be available in the U.S. and certain foreign countries. Regulatory and data exclusivity may be available upon product approval of AV-101 in the U.S. and certain foreign countries.

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

Strategic Transactions and Relationships

Given the depth of clinical development across our neuroscience pipeline and potential additional preclinical candidates from our pherine platform, we have the potential to pursue multiple strategic development and commercialization partnerships across our pipeline to efficiently unlock potential incremental value of our product candidate portfolio. Any such partnership considerations will be designed to amplify our ongoing or past internal research and development activities, which may efficiently advance key development and regulatory milestones for our product candidates.

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

Commercial Agreements

We have customary clinical supply agreements with multiple contract development and manufacturing organizations (CDMOs) and customary agreements with multiple CROs to assist us with the advancement and management of our nonclinical (including manufacturing) and clinical development programs. Each of our commercial agreements is non‑exclusive, and we have no material contractual obligations under such agreements, except to the extent we order supplies or request services to be performed under specific work orders that we generate with such third parties from time to time.

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

As consideration for the Exclusive Negotiation Period, we received from Fuji Pharma a payment of $1.5 million (Purchase Price). The Purchase Price is non-refundable, except upon a material breach of the Negotiation Agreement by us, however, should we and Fuji Pharma enter into the Potential Definitive Agreement, the Purchase Price will be credited against any upfront fee due in connection with the execution of such agreement. Neither we nor Fuji Pharma are obligated to enter into the Potential Definitive Agreement, and if we and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either party may terminate any further negotiations.

Manufacturing and Supply

Manufacturing of the drug substance and drug product for our product candidates is performed by contract development and manufacturing organizations (CDMOs) who must comply with current good manufacturing practice (cGMP) regulations. Our product candidates are comprised of synthetic small molecules that are manufactured through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We do not currently own or operate, nor do we plan to own or operate, manufacturing facilities for the production of our drug substances and drug product candidates for nonclinical, clinical or commercial use. We conduct manufacturing and analytical testing activities under individual project work orders with independent CDMOs to supply all of our nonclinical and clinical trial needs. We conduct periodic quality audits of each of the CDMO’s facilities to ensure that they are fully compliant with cGMPs. We believe that all of our existing CDMOs are, or will be, capable of providing sufficient quantities of both drug substance and drug product to meet our nonclinical and clinical development needs, as well as our commercial needs. New CDMOs may be added to our supply chain strategy in the future to ensure that our nonclinical, clinical and, subject to NDA approval, commercial manufacturing and testing needs are met.

By design, we do not currently have any fixed contractual arrangements in place with any CDMOs, for either long-term supply or redundant supply of drug substances or drug product for our pherine product candidates. If our pherine product candidates are approved for commercial distribution, we intend to execute long-term commercial supply agreement(s) with our CDMOs to produce our future commercial supplies on our behalf. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional back-up manufacturers, both in the U.S. and outside the U.S., to provide drug substance and/or drug product.

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

Social Anxiety Disorder

Currently there is no FDA-approved acute treatment of SAD, and we are aware of no company developing a potential acute treatment of SAD that is a nasal spray and involves the same neurocircuitry-focused MOA as fasedienol. We are aware of companies that are or may be developing therapies targeting acute treatment in the SAD market, including, among others, Neuphoria, Vanda Pharmaceuticals, and PureTech. In addition, we may face competition to fasedienol for treatment of anxiety in adult and adolescent patients with SAD from generic antidepressants as well as off-label use of generic benzodiazepines and generic beta blockers even though no drug in either of those generic drug classes have been systematically developed for treatment of SAD, acute or otherwise, and thus no drug in either of such generic drug classes has been FDA-approved for the acute treatment of SAD. Although there are three generic oral antidepressants approved by the FDA for the treatment of SAD, they are not approved for the acute treatment of SAD, do not achieve rapid-onset therapeutic effects and are associated with undesirable side effects. Cognitive behavioral therapy is also an important treatment approach to SAD that may be used along with or instead of pharmacological treatments, including antidepressants, benzodiazepines, beta blockers, fasedienol and other drug candidates in clinical development.

Major Depressive Disorder

Patients with MDD are typically treated with a variety of oral antidepressant medications or oral atypical antipsychotics. These treatments often include generic antidepressants such as: fluoxetine (Prozac), previously marketed by Eli Lilly and Company; sertraline (Zoloft) and venlaxafine (Effexor), both previously marketed by Pfizer, Inc.; paroxetine (Paxil) and bupropion (Wellbutrin), both previously marketed by GlaxoSmithKline (now GSK), and brexpiprazole (Rexulti) previously marketed by Otsuka America. Treatments may also include currently marketed proprietary branded medications indicated for MDD such as: Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc and H. Lundbeck A/S; Viibryd and Vraylar, which are marketed by Abbvie, Auvelity, which is marketed by Axsome Therapeutics, and Caplyta, which is marketed by Intra-Cellular Therapies, recently acquired by Johnson & Johnson. Although currently there are no FDA-approved therapies for MDD with the neurocircuitry-focused MOA of itruvone, we are aware of numerous companies that are developing and commercializing or have commercialized therapies targeting the MDD market, including, among others, Axsome Therapeutics, Relmada Therapeutics, Xenon, Johnson & Johnson, Usona Institute, Boehringer Ingelheim, and Sirtsei Pharmaceuticals. Additionally, with respect to MDD, we expect that itruvone will have to compete with a variety of non-pharmacological alternatives for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

Vasomotor Symptoms (hot flashes) due to Menopause

We are aware of various current pharmacotherapies for vasomotor symptoms (hot flashes) due to menopause, including hormonal therapy (estrogen with or without progesterone, or a synthetic progestin), gabapentins, certain antidepressants, clonidine, as well as Veozah, marketed by Astellas Pharma, and a similar product candidate, elinzanetant, a non-hormonal, NK3 receptor antagonist, in late-stage development by Bayer.

Other Indications

We are still assessing our potential competition for PH15 to improve cognitive and/or psychomotor impairment and PH284 for cancer cachexia.

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

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These clinical trials, sometimes referred to as, Phase 4 studies are often conducted to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval of the NDA.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product and/or its drug substance is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to ensure consistent production of the product within the required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.

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

FDA Regulation of Combination Products

Certain product candidates may be comprised of components, such as drug components and device components, which would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between pharmaceutical companies and providers and patients, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business, even if investigators ultimately find that no violation has occurred.

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

At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-

approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies.

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
Human Capital and Employees
We believe that our people are one of our greatest assets. With colleagues who can contribute unique viewpoints and diverse perspectives to all aspects of the business, we believe that our culture can be more collaborative, more accepting of difference and more prepared for overall success as we seek to develop groundbreaking therapies for psychiatric and neurological disorders.

As of May 31, 2025, we employed 56 full-time employees and one part-time employee. 40 full-time employees work in research and development and laboratory support services, and 16 full-time employees work in management, corporate development and communications, legal, human resources, general and administrative roles. Staffing for other functional areas is achieved through our broad and diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, payroll, information technology, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.
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

•failures of ongoing or future nonclinical or clinical trials of our product candidates, or material delays in the completion and/or commencement of our ongoing or planned nonclinical or clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

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

•we are focused on neuroscience drug development, a field that has seen very limited success. The ability to successfully develop product candidates in this field is extremely difficult and is subject to a number of unique challenges;

•the successful completion of nonclinical studies and/or clinical trials in any of our product candidate development programs may not be sufficient to cause the FDA to approve any NDA that we may submit, or cause any other agency to provide regulatory approval of any of our product candidates, and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

•we have experienced rapid growth since early 2021. If we fail to effectively manage our growth, we may not be able to execute on our business objectives;

•we rely on third party collaborators to assist in conducting our nonclinical studies and clinical trials and if they do not perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed;

•we require substantial additional financing to execute our business plan, including further nonclinical and clinical development, contract manufacturing and potential commercialization of our product candidates;

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

•we operate in highly competitive and rapidly changing industries, which may result in others discovering, developing or commercializing competing products before or more successfully than we do;

•nonclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our nonclinical and clinical programs have experienced delays and may experience additional delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business;

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

•delays or difficulties in enrollment and completion of any of our clinical trials;

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

•the FDA or other equivalent non-U.S. regulatory authorities may find the chemistry, manufacturing and controls, or (CMC) data insufficient to support the quality of our product candidates;

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

Our nonclinical and clinical programs have experienced delays and may experience additional delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business. We may not have the financial resources to continue development of or commercialize our product candidates if we experience any issues that further delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective;

•insufficiency of our financial and other resources to complete the necessary preclinical studies, clinical trials and regulatory submissions or necessary to fund pre-commercial and commercial activities to establish sales, marketing and distribution capabilities needed to successfully commercialize an approved product;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $51.4 million and $29.4 million for the years ended March 31, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

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

•undertake any pre-commercial and commercial activities to establish sales, marketing and distribution capabilities;

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

We will need substantial additional financing to execute our business plan, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our research and development programs, pre-commercialization or commercialization efforts.

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

•the cost of formulating and manufacturing our product candidates;

•the extent to which we establish and maintain strategic partnerships, licensing or other collaborative arrangements necessary for the development and commercialization of our product candidates, on favorable financial terms, if at all;

•subject to regulatory approval, market acceptance of our product candidates;

•the effect of competing technological and market developments;

•our headcount growth and associated costs as we expand our research and development, market development, pre-commercial and commercial activities;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•the costs of operating as a public company.

As of March 31, 2025 and 2024, the Company had cash, cash equivalents, and marketable securities of $80.5 million and $119.2 million. As of June 17, 2025, the issuance date of the consolidated financial statements as of and for the year ended March 31, 2025, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these consolidated financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

Currently, we are developing or have development plans in place for the five clinical-stage pherine product candidates currently in our neuroscience pipeline. We seek to maintain a process of prioritization and optimal capital allocation to maintain an appropriate balance between the development of our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

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

Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish significant rights to our technologies or product candidates.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, royalty-based financing or debt financing, if available, may result in our relinquishing significant rights to valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management team and may divert a disproportionate amount of our attention away from day-to-day activities, which may adversely affect our management team’s ability to oversee the development and commercialization of our product candidates, if approved.

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

Nonclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are inherently uncertain as to outcome. We cannot guarantee that any nonclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates have a beneficial effect, that effect will not be detected throughout the required phase of clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

This lengthy approval process, as well as the unpredictability of nonclinical studies and clinical trial results, may result in our failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our ongoing and/or future clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional clinical trials, or that completing these trials will result in regulatory approval. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the acute treatment of SAD and certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD, itruvone for the treatment of MDD and PH80 for the management of VMS (hot flashes) associated with menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

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

•the FDA or other equivalent non-U.S. regulatory authorities may find the chemistry, manufacturing and controls, or data insufficient to support the quality of our product candidates;

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

We have acquired our pherine product candidates from Pherin, now our wholly-owned subsidiary, and Pherin undertook research and development of such product candidates prior to our acquisitions. We had no involvement with or control over the preclinical and clinical development of our pherine product candidates prior to acquiring or licensing them from Pherin. Therefore, we are dependent, in part, on Pherin’s prior research and development efforts in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards utilized by them; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any product candidates that we may acquire or in-license in the future, if any. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our pherine product candidates will be adversely affected.

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

Moreover, there is a high failure rate for drugs candidate proceeding through clinical trials and there can be no assurance that any of our clinical trials will ultimately be successful. We, and many other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier-stage development, such as the failure of our PALISADE-1 Phase 3 clinical trial of fasedienol to meet its primary endpoint, and we cannot be certain that we will not face similar setbacks in the future. In addition to the risk of ongoing or planned clinical trials failing to meet primary endpoints, setbacks may also be caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Such failures or setback may have a material adverse effect on our ability to develop, obtain regulatory approval for or ultimately commercialize any of our product candidates.

We may incur unexpected costs or experience material delays in completing, or ultimately be unable to complete, the contract manufacturing, nonclinical and clinical development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We have experienced, and may further experience delays in completing our contract manufacturing, clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

•we may experience further challenges or delays in recruiting principal investigators or study sites to lead our clinical trials;

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

•our third-party contractors, including contract development and manufacturing organizations (CDMOs), CROs, clinical research sites or other third-parties acting on our behalf or in connection with our studies, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or preclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate efficacy and safety results adequate to obtain regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for and commercialize our product candidates will be adversely impacted.

Our failure to successfully initiate and complete required nonclinical studies and clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase substantially if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete necessary nonclinical studies or clinical trials. We cannot assure you that our nonclinical studies or clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of nonclinical studies or clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

Our clinical development activities could be materially delayed or otherwise adversely affected by difficulties enrolling and randomizing patients in our clinical trials.

We have, and may continue to experience difficulties in patient enrollment and randomization in our clinical trials for a variety of reasons, including the stringent entry criteria for our clinical trials. The timely completion of clinical trials requiring rigorous adherence to clinical trial protocols depends, among other things, on our ability to enroll and randomize a sufficient number of patients who qualify for and remain in the trial until its conclusion.

Patient enrollment and randomization is affected by many factors, including:

•the patient eligibility criteria defined in the protocol;

•the size and nature of the patient population required for analysis of the trial’s primary endpoints;

•the severity of the disease or condition under investigation;

•the proximity of patients to trial sites;

•the design of the trial;

•our ability to recruit, train and retain clinical trial investigators and clinical research site staff with the appropriate competencies and experience through the duration of the trial;

•competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any drugs that may be approved for the indications that we are investigating;

•patient recruitment or referral practices of centralized recruiting firms, clinical trial sites and physicians;

•the ability to monitor patients adequately during and after treatment in the trial;

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

Our inability to enroll and randomize a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Material delays in patient enrollment and randomization may result in increased costs, affect the timing or outcome of ongoing or planned clinical trials and the public disclosure of trial results, product candidate development and approval process and jeopardize our ability to raise additional capital and seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of the Company to decline and limit our ability to obtain additional financing if needed.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies and clinical development trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA or comparable foreign regulatory authorities' notification or approval. This could delay or prevent completion of clinical development, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Interim, topline and preliminary data from our nonclinical studies or clinical trials that we may announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish or publicly disclose interim, topline or preliminary data from our nonclinical studies or clinical trials. These publications or disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

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

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, if we publicly disclose certain information, you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, strategies, views, activities or otherwise regarding a particular product candidate or our business.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development activities or objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, the timing of regulatory review or approvals, or initiation of commercialization activities or objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial of a product candidate, the initiation of other clinical programs, receipt of marketing approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

We depend heavily on the success of one or more of our current product candidates and we cannot be certain that we will be able to obtain regulatory approval for or commercialize any of our product candidates.

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and commercialize any current or future drug product candidate we may develop. Any such setback in our pursuit of regulatory approval for any product candidate would have a material adverse effect on our business and prospects.

In addition, all of our pherine product candidates will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. As drug-device combination candidates, each will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act of 1938. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System regulations applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

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

If any of our product candidates are regulated as controlled substances, depending on the DEA controlled substance schedule in which the product candidates are placed or that of its foreign counterpart, we, our CDMOs, and any future distributors, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA or a foreign counterpart of the DEA as the case may be. Moreover, if any of our product candidates are regulated as controlled substances, we and our CDMOs would be subject to initial and periodic DEA inspection. If we or our CDMOs are not able to obtain or maintain any necessary DEA registrations or comparable foreign registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CDMOs, which would take time and cause us to incur additional costs, delaying or limiting our commercialization efforts.

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

We have focused a significant portion of our research and development efforts on addressing neuropsychiatric and neurological disorders. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neuropsychiatric disorders such as SAD and MDD rely on subjective assessments by clinicians and subjective patient-reported outcomes as key efficacy endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our neuropsychiatric product candidates. There can be no guarantee that we will successfully overcome these challenges with our neuropsychiatric product candidates or that we will not encounter other challenges in the development of our other product candidates.

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

•the potential advantages of the product compared to any competitive therapies;

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

Although the development and commercialization of our most advanced pherine product candidate, fasedienol, is currently our primary focus, as part of our longer-term growth strategy, we plan to develop other of our clinical stage pherine product candidates. We intend to evaluate internal opportunities from our existing pherine pipeline, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including manufacturing, preclinical studies, clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our neuroscience pipeline includes product candidates for a variety of conditions and disorders. There is no precise method of establishing the actual number of patients with any of these conditions and disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including, among others, our estimates as to the prevalence of SAD, MDD and vasomotor symptoms (hot flashes) due to menopause, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these and other disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish a sales and marketing capabilities, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•lack of sufficient capital resources available to us in a timely manner, if at all, and on commercially reasonable terms;

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to building or to augment our own sales force and distribution systems. In that case, our future product revenue would be lower than if we directly marketed or sold our product candidates, if approved, on our own. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

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

Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CDMOs, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, along with our collaborators, CDMOs, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology (IT) systems and networks to process, transmit and store electronic information, including confidential information such as proprietary business information and personal information of our employees and contractors, in connection with our business activities. As use of digital technologies has increased, our IT systems and those of our third-party service providers, strategic partners and other contractors or consultants are increasingly vulnerable to attack, damage and interruption from cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, malicious code, spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other threats. Deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing or identifying cyberattacks and may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or successfully mitigate their effects due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyberattacks. Similarly, our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Our success depends, and will likely continue to depend, upon our ability to attract and retain the services of our executive officers, senior managerial and other senior personnel within our organization. Our executive officers and other senior employees may terminate their employment with us at any time. The loss of their services might impede the achievement of our operational and strategic objectives.

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

As of March 31, 2025, we had 53 full-time employees, and two part time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

Our employees, independent contractors, consultants, collaborators, CDMOs and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, CDMOs and CROs may engage in fraudulent conduct or other illegal activity. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violates:

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

The current political environment in the U.S. is volatile, and recent or future regulatory changes, especially at the FDA, have resulted, and may continue to result, in uncertainty throughout the pharmaceutical industry and, have an adverse effect on our business and the value of our securities. This political and regulatory uncertainty may receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable protocol, legal and regulatory requirements and scientific standards could result in, among other things, rejection of our clinical data, sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, receipt of a complete response letter (CRL), fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We also rely on third party CDMOs and others to manufacture, store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third-parties could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

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

Our use of third party contract manufactures to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, active pharmaceutical ingredients (APIs) or drug products when needed or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of our product candidates to third party contract manufacturers.

We currently rely on and engage third-party contract manufacturers to provide all of the API and the final filled and finished drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. However, if necessary, we can provide no assurance that we will be able to find an alternative manufacturer on acceptable terms. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

The third-party contract manufacturers we rely on from time to time may have limited or no experience manufacturing our API and final drug products. If our third-party contract manufacturers have difficulty or suffer delays in successfully manufacturing material that meets our specifications, it may limit supply of our product candidates and could delay our clinical trials.

Even if we are able to establish and maintain arrangements with third-party contract manufacturers, reliance on third-party contract manufacturers entails additional risks, including:

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

If we do not maintain our key third-party contract manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement third-party contract manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

Additionally, if any third-party contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we do not and may not ever have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party contract manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party contract manufacturer or require us to obtain a license from such third-party contract manufacturer in order to have another third party manufacture our product candidates.

If any of our product candidates is approved by any regulatory agency, we intend to utilize arrangements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party contract manufacturers on satisfactory terms, which could delay our commercialization.

Some of our third-party contract manufacturers are located outside of the U.S. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including Canada, China, India, Mexico and the United Kingdom with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by Canada, China, India, Mexico and the United Kingdom or other countries, including restricted access to raw materials we may use in our product candidates. Given the unpredictable regulatory environment in the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA or comparable foreign regulatory authorities in connection with any NDA or other application we may submit. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and similar foreign requirements. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our third-party contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP and similar foreign requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require our third-party contract manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs and similar foreign requirements.

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

If any third-party contract manufacturer of our product candidates is unable to increase the scale of its production of our product candidates or increase the product yield of its manufacturing, then our manufacturing costs may increase and commercialization may be delayed.

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party contract manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

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

If our product candidates are approved by the FDA or comparable foreign regulatory authorities, we may only promote or market our product candidates in a manner consistent with their FDA-approved labeling (or the label approved by foreign regulatory authorities). We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product candidates off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. Furthermore, the use of our product candidates for indications other than those approved by the FDA or comparable foreign regulatory authorities may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, other government agencies and comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies and comparable foreign regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•the failure of the FDA or other regulatory authority to review or approve our product candidates in a timely manner, or at all;

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

•general market conditions and overall fluctuations in U.S. debt and equity markets;

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

There may be issuances of shares of preferred stock in the future.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry,

•our ability to successfully recruit, enroll and retain subjects who meet our eligibility criteria for participation in our clinical trials, and any delays caused by difficulties in such efforts;

•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

•our ability to obtain marketing approval for our product candidates and the timing and scope of any such approvals we may receive;

•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our product candidates, which may change from time to time;

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

The stock market in general, and the Nasdaq Stock Market (Nasdaq) and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the Company filed a lawsuit in the United States District Court for the Northern District of California against the Company and certain of our executive officers, the members of our Board and certain other parties, claiming, under the U.S. federal securities laws and certain California civil statutes, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. We believe the claims are without merit and intend to vigorously defend all claims. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Adverse market or macroeconomic and political conditions or market volatility resulting from global economic developments, political activity and uncertainty, high inflation, rising interest rates, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

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

As of March 31, 2025, we had U.S. federal net operating loss carryforwards totaling $229.2 million. Federal net operating loss carryforwards of approximately $82.1 million generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2025 through March 31, 2038. Federal net operating loss carryforwards of approximately $147.1 million generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2025, we had state net operating loss carryforwards totaling $66.6 million, which expire at various dates between 2029 and 2045. As of March 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $7.6 million and $2.0 million, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Although we are currently in compliance with all applicable Nasdaq continued listing standards, there can be no assurance that we will be able to continue to comply with such Nasdaq continued listing standards in the future.

If, in the future, Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s continued listing standards, we and our stockholders could face significant material adverse consequences including:

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

•the volume of shares of our common stock available for public sale; and

•general economic and political conditions such as recessions, rising or unchanged interest rates, inflation, fuel prices, foreign currency fluctuations, international tariffs, boycotts, curtailment of trade and other business restrictions, social, political and economic risks, natural disasters and acts of war or terrorism, such as the conflicts involving Ukraine and Russia, or Israel and its surrounding regions.

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

Cybersecurity Governance

Our Board of Directors (the Board) considers cybersecurity risk as part of its risk oversight function and the Audit Committee (the Committee) contributes to oversight of cybersecurity risks.

The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary or appropriate, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential, as appropriate.

The Board may also receive briefings from management on our cyber risk management program, and may receive presentations on cybersecurity topics from our Chief Financial Officer (CFO) or external experts as part of the Board's continuing education on topics that impact public companies. Members of our management team, including our CFO, Head of Information Technology, General Counsel and our Vice President of Quality Assurance, are responsible for assessing and managing our material risks from cybersecurity threats. This cybersecurity management team has primary responsibility for our overall cybersecurity risk management program and oversees our retained external cybersecurity experts, which includes individuals with significant experience running or overseeing cybersecurity programs at similarly sized biotechnology organizations and navigating the associated risk landscape.

Our cybersecurity management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from cybersecurity experts; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties
Our corporate headquarters and laboratories are located at 343 Allerton Avenue, South San Francisco, California 94080, where we occupy approximately 10,900 square feet of office and lab space under a lease expiring on July 31, 2027, which contains a 5-year option to renew. We believe that our facilities are suitable and adequate for our current and foreseeable needs.
Item 3. Legal Proceedings
On February 13, 2025, John Cesario and David Preka (the Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 17(a) of the Securities Act of 1933, as amended, along with other causes of action. The Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. The Complaint also alleges that the Board, certain of the Company’s professional and financial advisors, and industry analysts aided and abetted the alleged wrongful conduct. The Company believes all allegations asserted in the Complaint are wholly without merit, and intends to defend them vigorously.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “VTGN”.
Holders of Common Stock
As of June 10, 2025, there were approximately 357 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans, which information will be incorporated by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC on or before July 29, 2025.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable

Issuer Repurchases of Equity Securities and Affiliated Purchasers

None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Report) includes forward-looking statements. All statements contained in this Report other than statements of historical fact, including statements regarding our future outcomes and results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Our business is subject to significant risks including, but not limited to: our ability to obtain substantial additional financing; our ability to successfully complete ongoing or future clinical trials of our product candidates within estimated timelines or at all, receive regulatory approval or be commercially successful; our dependence on third-party collaborators for the development, manufacturing, regulatory approval, and/or commercialization of our product candidates and other aspects of our business, which are outside of our full control; the effect of regulation by the U.S. Food and Drug Administration (the FDA) and other domestic and foreign regulatory agencies; current and potential future healthcare reforms; our ability to obtain, maintain and enforce patents on our products if/or when we receive regulatory approval of any of our products; the impact of competitive products, product development, commercialization potential and technological difficulties; the effect of our accounting policies; and other risks as detailed in the section entitled “Risk Factors” in this Annual Report. Further, even if our product candidates appear promising at various stages of development, our share price may decrease such that we are unable to raise additional capital without significant dilution or other terms that may be unacceptable to our management and our Board of Directors (the Board) or disadvantageous to our stockholders.
Moreover, the biopharmaceutical industry in which we operate is very competitive and rapidly changing. New challenges and risks emerge frequently. It is not possible for our management or Board to predict all challenges and risks we will face, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report or otherwise. In light of these risks, challenges, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Accordingly, you should not rely upon the forward-looking statements in this Annual Report as predictions of future events. The events and circumstances reflected in the forward-looking statements in this Annual Report may not be achieved or occur in part or at all. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements in this Annual Report after the date of this Annual Report or to conform the forward-looking statements to actual results or revised expectations. If we do update one or more of the forward-looking statements in this Annual Report, no inference should be drawn that we will make additional updates with respect to those or any other forward-looking statements.

Business Overview

We are a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of non-systemic intranasal product candidates called pherines. Our broad and diverse neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.

Our most advanced intranasal pherine product candidate is fasedienol, which is being investigated in our U.S. registration-directed PALISADE Program for the acute treatment of social anxiety disorder (SAD). In August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of SAD. The ongoing clinical trials in our PALISADE Program include our PALISADE-3 and PALISADE-4 Phase 3 trials, which are designed similarly to PALISADE-2, and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). Topline data for PALISADE-3 are expected in the fourth quarter of 2025 and topline results for PALISADE-4 and the Repeat Dose Study are expected in the first half of 2026. We believe either PALISADE-3 or PALISADE-4, if successful, together with the positive results from PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential New Drug Application (NDA) submission to the U.S. FDA for the acute treatment of SAD. The FDA has granted

Fast Track designation for the investigation of fasedienol for the acute treatment of SAD. Fasedienol has the potential to be the first FDA-approved acute treatment of SAD and provide significant advantages relative to the current standard of care.

We have also reported positive results from an exploratory Phase 2A clinical trial for each of our next most advanced pherine product candidates, itruvone for treatment of major depressive disorder, and PH80 for both vasomotor symptoms (hot flashes) due to menopause and premenstrual dysphoric disorder (PMDD), as well as a pilot Phase 2A study of PH15 for improvement of psychomotor impairment due to mental fatigue and an exploratory Phase 2A study of PH284 for treatment of cancer cachexia.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long term value to our shareholders.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), which we acquired in February 2023, and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).

Components of Results of Operations

Sublicense and Other Revenue

Sublicense and other revenue consist of revenue recognized under the AffaMed Agreement and Negotiation Agreement with Fuji Pharma. Revenue is recognized as identified performance obligations are satisfied.

Operating Expenses

Research and Development Expenses

To date, our research and development expenses consist primarily of external and internal costs related to the development of our product candidates and development programs. Our research and development expenses primarily include:

•External costs, including:

◦expenses incurred in connection with planning, preparing for and conducting clinical trials, including investigator grants and site payments, and pass-through expenses and expenses incurred under agreements with CROs, central laboratories and other vendors and service providers engaged to conduct our trials;

◦expenses incurred in connection with the discovery and preclinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;

◦costs associated with consultants for chemistry, manufacturing, and control (CMC) development, and other manufacturing-related services;

◦the cost of manufacturing compounds for use in our nonclinical studies and clinical trials, including under agreements with third parties, such as consultants and third-party contract manufacturers; and

◦costs related to compliance with development regulatory requirements.

•Internal costs, including:
◦employee-related expenses, including salaries, related benefits, travel and share-based compensation expenses for employees engaged in research and development functions;

◦the costs of laboratory supplies and acquiring and developing preclinical study materials; and

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

Our future research and development expenses may vary significantly based on a wide variety of factors, such as:

•the number and scope, rate of progress, expense and results of our preclinical development activities and clinical trials;

•the number of trials required for regulatory approval;

•the number of sites included in each of our clinical trials;

•the length of time required to enroll eligible patients;

•the number of patients that participate in the trials;

•the ability to identify appropriate patients eligible for our clinical trials;

•the number of doses that patients receive during such clinical trials;

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
Results of Operations for the Years Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended March 31,
	2025	2024
Revenues:
Sublicense and other revenue	$486	$1,064
Total revenues	486	1,064
Operating expenses:
Research and development	39,375	20,022
General and administrative	17,084	14,063
Total operating expenses	56,459	34,085
Loss from operations	(55,973)	(33,021)
Other income (expense)
Interest Income	4,557	3,351
Other income	5	312
Total other income, net	4,562	3,663
Loss before income taxes	(51,411)	(29,358)
Income taxes	(7)	(4)
Net loss	$(51,418)	$(29,362)
Sublicense and Other Revenue
Sublicense and other revenue were $0.5 million and $1.1 million for the years ended March 31, 2025 and 2024, respectively. The decrease in sublicense and other revenue of $0.6 million is due to timing of revenue recognized under the AffaMed Agreement.

Absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods as we continue to recognize revenue under the AffaMed Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Clinical and nonclinical studies and development expenses by program
Fasedienol	$21,892	$7,791
Itruvone	765	931
AV-101	135	232
All other	2,203	200
Total clinical and nonclinical studies and development expenses	24,995	9,154
Salaries and benefits	9,402	7,323
Stock-based compensation	1,938	1,174
Consulting and professional services	1,565	1,374
Occupancy and all other costs	1,475	997
Total research and development expenses	$39,375	$20,022

Research and development expense was $39.4 million and $20.0 million for the years ended March 31, 2025 and 2024, respectively. The increase of $19.4 million in research and development expense for the year ended March 31, 2025, as compared to the year ended March 31, 2024, was primarily due to an increase in expense of $15.8 million related to our U.S. registration-directed PALISADE Program for fasedienol for the acute treatment of SAD, including manufacturing, nonclinical studies and our PALISADE-3 and PALISADE-4 Phase 3 clinical trials and the Repeat Dose Study, as well as manufacturing and nonclinical studies to support our planned PH80 U.S. Investigational New Drug Application (IND) to facilitate further Phase 2 development for the treatment of VMS, and increase of $2.8 million in connection with the increased headcount, an increase in consulting and professional fees of $0.2 million, and an increase in occupancy and other costs of $0.5 million.

We expect that our research and development expense may increase over the next fiscal year as we continue to advance our pherine product candidates through nonclinical studies, clinical trials, and expand third-party contract manufacturing and regulatory activities required to advance further research and development of our current pherine product candidates and additional pherine product candidates, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any pherine product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate.
General and Administrative Expenses
General and administrative expense was $17.1 million and $14.1 million for the years ended March 31, 2025 and 2024, respectively. The increase of $3.0 million in general and administrative expense for the year ended March 31, 2025, as compared to the year ended March 31, 2024, was primarily due to an increase in headcount and related costs of $1.8 million, as well as an increase in consulting and professional fees of $0.6 million.
We expect that our general and administrative expenses may increase substantially over the next fiscal year as we hire additional personnel to support the continued growth of our research and development, contract manufacturing and pre-commercialization operations and incur additional expenses associated with being a public company.
Other Income
Other income was $4.6 million and $3.7 million for the years ended March 31, 2025 and 2024, respectively. The increase of $0.9 million was primarily related to an increase in interest rate return on our cash, cash equivalents, and marketable securities due to increased investment balances.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, as of March 31, 2025, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $340.4 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies as our sales agent. In February 2024, the aggregate gross proceed available under the Sales Agreement was increased to $100 million. During the years ended March 31, 2025 and 2024, we sold an aggregate of 1,108,587 and 4,698,495 shares, respectively, under the Sales Agreement, for net proceeds of $3.0 million and $36.2, respectively, after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement. In addition, during the year ended March 31, 2024, we received net proceeds of approximately $93.5 million from the October 2023 Public Offering and $1.5 million from Fuji Pharma under the Negotiation Agreement.
As of March 31, 2025 and 2024, we had cash, cash equivalents, and marketable securities of $80.5 million and $119.2 million, respectively. As of June 17, 2025, the issuance date of the consolidated financial statements in this Annual Report as of and for the year ended March 31, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these consolidated financial statements and therefore we concluded that substantial doubt existed about our ability to continue as a going concern.
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
Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based and/or debt-based capital and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage our operating costs, including, but not limited to, our clinical, nonclinical, and pre-commercialization programs.
Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise.

Cash Flows
The following table summarizes changes in cash and cash equivalents for the fiscal years stated (in thousands):

	Year Ended March 31,
	2025	2024
Net cash used in operating activities	$(42,097)	$(25,813)
Net cash used in investing activities	(13,148)	(61)
Net cash provided by (used in) financing activities	3,210	128,402
Net decrease in cash and cash equivalents	(52,035)	102,528
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$67,131	$119,166

Operating Activities

Net cash used in operating activities for the year ended March 31, 2025 was $42.1 million, consisting primarily of our net loss of $51.4 million, adjusted for $4.6 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $4.8 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the year ended March 31, 2024 was $25.8 million, consisting primarily of our net loss of $29.4 million, adjusted for $2.8 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.8 million for net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the year ended March 31, 2025 was $13.1 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the year ended March 31, 2024 was $0.1 million, consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended March 31, 2025 was $3.2 million. consisting primarily of net proceeds from the sale of shares of our common stock in ATM transactions under the Sales Agreement.

Net cash provided by financing activities during the year ended March 31, 2024 was $128.4 million. This consisted primarily of net proceeds of $93.5 resulting from the October 2023 Public Offering, net proceeds of $35.9 million resulting from the sale of shares of our common stock under the Sales Agreement, partially offset by the repayment of notes payable of notes payable of 1.0 million.
Future Funding Requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will not be sufficient to fund our operations beyond the next twelve months from the date of this Annual Report. We anticipate that we will continue to seek additional funding, though the precise timing and nature of such additional funding may prove uncertain. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. See "Risk Factors" above. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting nonclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements will depend on many factors, including:

•the initiation, type, number, scope, results, costs and timing of, our ongoing and planned nonclinical studies and clinical trials of existing product candidates or clinical trials of other potential product candidates we may choose to pursue in the future, including based on feedback received from regulatory authorities;
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
•the costs and timing of establishing or securing sales and marketing capabilities if any current or future product candidate is approved, and should we decide to commercialize them on our own;
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
Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could, and likely will, be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Contractual Obligations and Commitments
We lease our corporate office and laboratory space in South San Francisco, California. As of March 31, 2025, total future aggregate operating lease commitments were $1.7 million, with approximately $0.7 million due during the year ending March 31, 2026, and the remaining due in periods ending March 31, 2027 through 2028. These obligations are further described in Note 5 to our audited consolidated financial statements.
In addition, we enter into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes third-party contract manufacturing services with CDMOs, development services with CROs, and research and development services from other industry consultants. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not separately presented.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting

Principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report, we believe the following accounting estimate to be most critical to the preparation of our financial statements.
Research and Development Expenses. Prepaids, and Accruals
Research and development expenses consist of external and internal costs associated with our research and development activities, including its discovery and research efforts and the manufacturing, nonclinical and clinical development of our neuroscience product candidates. Research and development costs are expensed in the period incurred.

We have entered into various research and development contracts with CROs, CDMOs, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. We record accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. We hold discussions with applicable personnel and outside service providers as to the progress of our manufacturing, nonclinical studies, clinical trials, or contracted services are completed. Significant judgments and estimates may be made in assessing the phase or completion of events to determine the expense and the resulting prepaid or accrued balances at the end of any reporting period. Actual results could differ from our estimates. Non-refundable advance payments for goods and services, including fees for process development, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.
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

To the Stockholders and the Board of Directors
Vistagen Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vistagen Therapeutics, Inc. (the Company) as of March 31, 2025, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
San Francisco, California
June 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vistagen Therapeutics, Inc.
South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vistagen Therapeutics, Inc. (the “Company”) as of March 31, 2024, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ WithumSmith+Brown, PC

We began serving as the Company's auditor in 2006. We became the predecessor auditor in 2024.

San Francisco, California
June 11, 2024
PCAOB ID Number 100

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$67,131	$119,166
Marketable securities	13,351	—
Prepaid expenses and other current assets	1,594	1,506
Total current assets	82,076	120,672
Property and equipment, net	476	435
Right-of-use asset - operating lease	1,335	1,820
Other assets	454	726
Total assets	$84,341	$123,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$1,547
Accrued expenses	8,810	2,235
Deferred revenue - current portion	2,588	791
Operating lease liability - current portion	561	550
Total current liabilities	12,612	5,123
Deferred revenue - non-current portion	391	2,674
Operating lease liability - non-current portion	948	1,570
Total liabilities	13,951	9,367
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and March 31, 2024; no shares outstanding at March 31, 2025 and March 31, 2024	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at March 31, 2025 and March 31, 2024; 29,001,481 and 27,029,731 shares issued at March 31, 2025 and March 31, 2024, respectively	29	27
Additional paid-in capital	481,956	474,441
Treasury stock, at cost, 4,522 shares of common stock held at March 31, 2025 and March 31, 2024	(3,968)	(3,968)
Accumulated other comprehensive gain	5	—
Accumulated deficit	(407,632)	(356,214)
Total stockholders’ equity	70,390	114,286
Total liabilities and stockholders’ equity	$84,341	$123,653

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2025	2024
Revenues:
Sublicense and other revenue	$486	$1,064
Total revenues	486	1,064
Operating expenses:
Research and development	39,375	20,022
General and administrative	17,084	14,063
Total operating expenses	56,459	34,085
Loss from operations	(55,973)	(33,021)
Other income, net:
Interest income, net	4,557	3,351
Other income, net	5	312
Loss before income taxes	(51,411)	(29,358)
Income taxes	(7)	(4)
Net loss	$(51,418)	$(29,362)
Unrealized gain on marketable securities	$5	$—
Comprehensive loss	$(51,413)	$(29,362)
Basic and diluted net loss per common share	$(1.67)	$(1.52)
Weighted average common shares outstanding, basic and diluted	30,877,029	19,354,500

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	7,315,583	$7	$342,893	$(3,968)	$—	$(326,852)	$12,080
Stock-based compensation expense	—	—	2,182	—	—	—	2,182
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	4,843	—	8	—	—	—	8
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	4,698,495	5	35,894	—	—	—	35,899
Issuance of common stock and pre-funded warrants through public offering, net of issuance costs	15,010,810	15	93,464	—	—	—	93,479
Net loss	—	—	—	—	—	(29,362)	(29,362)
Balance at March 31, 2024	27,029,731	27	474,441	(3,968)	—	(356,214)	114,286
Stock-based compensation expense	—	—	4,315	—	—	—	4,315
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	74,804	—	201	—	—	—	201
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	5	—	5	5
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,108,587	1	2,999	—	—	—	3,000
Issuance of common stock upon exercise of Pre-Funded Warrants	788,359	1	—	—	—	—	1
Net loss	—	—	—	—	—	(51,418)	(51,418)
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,418)	$(29,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	127
Loss on disposal of fixed assets	—	6
Stock-based compensation	4,315	2,182
Amortization of operating lease right-of-use asset	485	441
Accretion of marketable securities	(389)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88)	250
Other assets	190	—
Operating lease liability	(611)	(495)
Deferred sublicense revenue, net of deferred contract acquisition costs	(412)	516
Accounts payable and accrued expenses	5,681	522
Net cash used in operating activities	(42,097)	(25,813)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(191)	(61)
Sales and maturities of marketable securities	12,027	—
Purchases of marketable securities	(24,984)	—
Net cash used in investing activities	(13,148)	(61)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	93,453
Net proceeds from sale of common stock under Open Market Sale Agreement, net of deferred offering costs	3,009	35,926
Net proceeds from sale of common stock under Employee Stock Purchase Plan	201	8
Repayment of note payable	—	(985)
Net cash provided by financing activities	3,210	128,402
Net increase (decrease) in cash and cash equivalents	(52,035)	102,528
Cash and cash equivalents at beginning of period	119,166	16,638
Cash and cash equivalents at end of period	$67,131	$119,166
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$—	$879
Purchases of equipment included in accounts payable	$—	$29
See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Overview
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of non-systemic intranasal product candidates called pherines. Our clinical-stage neuroscience pipeline currently consists of five investigational pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits. We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long term value to our shareholders.
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
Liquidity and Going Concern
In order to complete the development of our neuroscience product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional capital. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through equity and/or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount and timing of our capital requirements. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur.
We have incurred significant losses and negative cash flows from operations since inception. As of March 31, 2025, we had an accumulated deficit of $407.6 million and cash used in operations for the year ended March 31, 2025 was $42.1 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates.
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity and/or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within our control nor have these plans been approved by the Board as of the date of these consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025 and 2024, we had cash, cash equivalents, and marketable securities of $80.5 million and $119.2 million, respectively. As of June 17, 2025, the issuance date of the consolidated financial statements as of and for the year ended March 31, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these consolidated financial statements and therefore we concluded that substantial doubt exists about the our ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value warrants. Although these estimates are based on our knowledge of current events, historical experiences, actions we may undertake in the future and on various other assumptions we believe are reasonable, actual results may materially differ from these estimates and assumptions.
Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions.
Cash and Cash Equivalents
Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market accounts and short-term treasury notes. As of March 31, 2025, we had cash and cash equivalents balances deposited at multiple major financial institutions.
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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Research and Development Expenses and Accruals
Research and development expenses are composed of both internal and external costs. Internal costs include salaries and employment-related expenses, including stock-based compensation expense, of scientific personnel and direct project costs. External research and development expenses consist primarily of costs associated with clinical and nonclinical development programs and are charged to expense as incurred.
We have entered into various research and development contracts with clinical research organizations, clinical development and manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after the performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. When evaluating the adequacy of the accrued liabilities, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. We hold discussions with relevant employees and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from our estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.
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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheets at the commencement date of the lease based on the present value of lease payments over the expected lease term. We excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred. Operating right-of-use assets are reflected in right-of-use assets in the accompanying balance sheets. Operating lease liabilities are reflected in operating lease obligations, current and non-current in the accompanying balance sheets.
Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter.
Internal-Use Software Development Costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortizes them over the estimated useful life of three years. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Capitalized software development costs are classified as property and equipment, net on the consolidated balance sheet. We expense costs incurred related to the planning and post-implementation phases of development as incurred.
Stock-Based Compensation
Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) and is measured at the grant date fair value for employee, officer, director and non-employee equity awards and is recognized over the requisite service period, which is generally the vesting period. We recognize forfeitures as they occur. Stock-based compensation is classified in the Consolidated Statements of Operations and Comprehensive Loss in the same manner in which the recipient's payroll or fees are classified.

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately equal to the expected term of the stock options. We have historically not declared or paid any dividends and we do not currently expect to do so in the foreseeable future, and therefore have estimated the dividend yield to be zero.
Fair Value Measurements
We measure cash equivalents and available-for-sale debt securities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
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
Warrants Issued in Connection with Equity Financing
We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized immediately in the Statements of Operations and Comprehensive Loss. At March 31, 2025 and 2024 all of our outstanding warrants were classified as equity.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the year ended March 31, 2025, these changes related to unrealized gains and losses on our available-for-sale short-term investments. There were no reclassifications out of comprehensive loss for the years ended March 31, 2025 and 2024, respectively.
Net Loss Per Share
We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The Pre-Funded Warrants associated with the October 2023 Public Offering (see Note 8 below) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. The net loss attributable to common stockholders is not allocated to the warrant holders as the holders of warrants do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
when their effect is dilutive. Our potentially dilutive securities, including outstanding warrants to purchase common stock and outstanding stock options under the our equity incentive plan, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion in the calculation would be anti-dilutive:

	As of March 31,
	2025	2024
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	3,239,642	815,357
Outstanding warrants to purchase common stock	20,571,460	20,604,794
Total	23,811,102	21,420,151
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
Recently Adopted Accounting Principles
In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. We adopted this new standard for the annual period ended March 31, 2025 on a retrospective basis, and the adoption did not have a material impact on its consolidated financial statements and related disclosures. See Note 14, Segment Information, for the updated segment disclosures as a result of adopting this ASU.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We are currently evaluating the impact of this guidance on our financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of those accounting pronouncements have had or will have a material impact on our financial position or operating results.
3. Fair Value Measurements

The following tables show the our cash, cash equivalents and marketable securities at fair value as of March 31, 2025 and 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$67,131	$—	$—	$67,131
Marketable securities
U.S. treasury securities	—	13,351	—	13,351
Total	$67,131	$13,351	$—	$80,482

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,166	$—	$—	$119,166
Total	$119,166	$—	$—	$119,166
The carrying amounts of the our prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at March 31, 2025 or 2024. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the year ended March 31, 2025 or 2024.
The following table summarizes our marketable securities as of March 31, 2025 (in thousands):

		March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,346	$5	$—	$13,351
Total		$13,346	$5	$—	$13,351

We did not hold any marketable securities as of March 31, 2024.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2025	2024
Laboratory equipment	$1,335	$1,242
Tenant improvements	221	214
Computer equipment	31	—
Software	57	—
Office furniture and equipment	25	22
Manufacturing equipment	211	211
	1,880	1,689
Accumulated depreciation and amortization	(1,404)	(1,254)
Property and equipment, net	$476	$435

We recognized depreciation expense of $150,000 and $127,000 for the years ended March 31, 2025 and 2024, respectively.
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
The following table summarizes the effect of operating lease costs in our consolidated statements of operations (in thousands):

	Year Ended March 31,
	2025	2024
Operating lease costs	$645	$645
Variable lease costs	309	246
Total lease cost	$954	$891

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

Year ending March 31,	Amount
2026	$672
2027	753
2028	254
Thereafter	—
Total minimum lease payments	1,679
Less: amount representing interest	(170)
Present value of operating lease liabilities	1,509
Less: operating lease liabilities - current portion	561
Operating lease liabilities - non-current portion	$948
The lease had a remaining term of 2.3 years and 3.3 years as of March 31, 2025 and 2024, respectively. The lease liability was calculated based on a weighted-average discount rate of 8.54% as of March 31, 2025 and 2024. During the years ended March 31, 2025 and 2024, we made cash payments for amounts included in the measurement of lease liabilities of $0.8 million and $0.7 million, respectively.
6. Accrued Expenses
Accrued expenses are composed of the following (in thousands):

	As of March 31,
	2025	2024
Accrued research and development costs	$5,207	$482
Accrued employee compensation costs	3,360	1,619
Accrued legal and professional service fees	234	117
Other	9	17
Total accrued expenses	$8,810	$2,235
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
8. Capital Stock
Common Stock
October 2023 Public Offering

On October 2, 2023, we completed an underwritten public offering (the October 2023 Public Offering), whereby we offered and sold, for gross proceeds of approximately $100 million, a total of 15,010,810 shares of our common stock and a total of 3,577,240 pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants). Each share of common stock and each Pre-Funded Warrant was issued together with a ratably allocated portion of warrants to purchase up to 9,294,022 shares of common stock with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock with an exercise price of $8.877 per share (the T2 Warrants). The net proceeds to us from th

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
e October 2023 Public Offering were approximately $93.5 million, after deducting expenses related to the offering, including commissions, legal expenses and other offering costs.

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
Open Market Sale Agreement

In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million. As of March 31, 2025, approximately $96.9 million of common stock remained available for sale under the Sales Agreement.
During the years ended March 31, 2025 and 2024, we sold an aggregate of 1,108,587 and 4,698,495 shares, respectively, under the Sales Agreement, for net proceeds of $3.0 million and $36.2, respectively, after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
We record transactions under the Sales Agreement on a settlement date basis. All legal fees and accounting expenses incurred in connection with the Sales Agreement are recorded as Deferred Offering Costs and are amortized to Additional Paid-in Capital as sales of shares are made under the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement by Jefferies or by us, as permitted.
Warrant Exercises, Expirations and Modifications
At March 31, 2025, the following common stock warrants were outstanding:

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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and (ii) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-4 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD.
The weighted average exercise price of all outstanding warrants at March 31, 2025 is $6.43 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock.
There were no warrant exercises during the year ended March 31, 2024. In December 2024, 33,334 warrants to purchase common stock, with an exercise price of $15.00 per share, expired. During the year ended March 31, 2024, 263,510 warrants to purchase common stock, with a weighted average exercise price of $48.94 per share, expired.
Reserved Shares
We had the following shares of common stock reserved for future issuance:

	As of March 31,
	2025	2024
Issuance of common stock upon exercise of outstanding stock options under the Amended and Restated 2016 Stock Incentive Plan and the Amended and Restated 2019 Omnibus Equity Incentive Plan	3,239,642	815,357
Issuance of common stock upon exercise of outstanding warrants	43,952,783	44,741,142
Equity awards available under the Amended and Restated 2019 Omnibus Equity Incentive Plan	2,042,153	466,438
Shares available for issuance under the 2019 Employee Stock Purchase Plan	911,342	19,480
Shares reserved under the Sales Agreement	27,951,416	29,060,003
	78,097,336	75,102,420
At March 31, 2025, we have 217,905,705 authorized shares of our common stock not subject to reserves and available for future issuance.
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

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 28, 2021, our Board approved and, at our Annual Meeting of Stockholders on September 17, 2021, our stockholders approved certain amendments to the 2019 Plan (Amended 2019 Plan). Upon approval of the Amended 2019 Plan by our stockholders, the total number of shares authorized to be issued under the 2019 Plan increased to 600,000 shares. On May 29, 2024, our Board and stockholders approved certain amendments to the 2019 Plan (Amended and Restated 2019 Plan). Upon approval of the Amended and Restated 2019 Plan by our stockholders, the total number of shares authorized to be issued under the 2019 Plan increased to 5,000,000 shares.
At March 31, 2025, there were 2,010,984 registered shares of our common stock remaining available for grant under the Amended and Restated 2019 Plan.
Awards granted under our equity plans expire no later than 10 years from the date of grant. Options and restricted stock granted to employees typically vest over a four-year period but may have been granted with different vesting terms.
A summary of our stock option activity for the year ended March 31, 2025 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	815,357	$33.07	6.7	$165
Granted	2,493,700	$3.59
Exercised	—	$—
Forfeited	(69,415)	$36.09
Expired	—	$—
Outstanding at March 31, 2025	3,239,642	$10.32	8.4	$8
Exercisable at March 31, 2025	1,370,909	$19.26	7.4	$8
Vested and expected to vest as of March 31, 2025	3,239,642	$10.32	8.4	$8
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

Year Ended March 31,
	2025	2024
Risk-free interest rate	3.5% - 4.5%	3.9% - 4.6%
Expected term (years)	5.07 - 6.14	2.53 - 6.08
Expected stock price volatility	162.4% - 176.2%	129.0% - 176.6%
Dividend yield	—	—
Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended March 31,
	2025	2024

Research and development expense	$2,377	$1,174
General and administrative expense	1,938	1,008
Total stock-based compensation expense	$4,315	$2,182

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant date fair value of options granted for the years ended March 31, 2025 and 2024 was $3.45 and $4.40 per share, respectively. For the years ended March 31, 2025 and 2024, the total fair value of options vested was $4.0 million and $2.3 million, respectively. The aggregate intrinsic value of options exercised for the years ended March 31, 2025 and 2024 was $0. As of March 31, 2025, total compensation cost not yet recognized related to unvested stock options was $6.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.
2019 Employee Stock Purchase Plan
Our Board approved the Vistagen Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the 2019 ESPP) on June 13, 2019. Our stockholders approved the 2019 ESPP at our annual meeting on September 5, 2019. A maximum of 33,334 shares of our common stock were originally reserved for purchase under the 2019 ESPP. In May 2024, the 2019 ESPP was amended to increase the shares authorized to be issued under the 2019 ESPP to 1,000,000 shares.
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
During the years ended March 31, 2025 and 2024, we issued 74,804 and 4,843 shares, respectively, of common stock in connection with the 2019 ESPP. As of March 31, 2025, there were 911,342 shares available for future purchase under the 2019 ESPP.
During the years ended March 31, 2025 and 2024, we recognized an immaterial amount of expense under the 2019 ESPP.
10.  Income Taxes
We had no current or deferred federal and state income tax expense or benefit for the year ended March 31, 2025, because we generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized.
Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Year Ended March 31,
	2025	2024

Computed expected tax benefit	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.00%	0.00%
Tax effect of warrant modifications	0.00%	—%
Tax effect of research and development credits	(4.29)%	0.00%
Tax effect of stock compensation	1.03%	1.11%
Tax effect of other non-deductible items	0.18%	0.03%
Expired net operating loss carryforwards	0.29%	0.92%
Change in valuation allowance (federal only)	23.19%	18.45%
All other	0.60%	0.49%
Income tax expense	0.00%	0.00%

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryovers	$51,324	46,463
Basis differences in property and equipment	—	—
Research and development credit carryforwards	6,875	—
Stock based compensation	3,041	2,962
Operating lease Right-of-Use asset	37	64
Capitalized research and development costs	15,087	10,188
Deferred revenue	632	460
Accruals and reserves	709	404
Total deferred tax assets	77,705	60,541
Valuation allowance	(77,681)	(60,521)
Total deferred tax assets net of valuation allowance	24	20
Deferred tax liabilities:
Intangibles	(12)	—
Basis differences in property and equipment	(12)	(20)
Total deferred tax liabilities	(24)	(20)
Net deferred tax asset (liability)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17.2 million and $1.3 million during the fiscal years ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $229.2 million. Federal net operating loss carryforwards of approximately $82.1 million generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2025 through March 31, 2038. Federal net operating loss carryforwards of approximately $147.1 million generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2025, we had state net operating loss carryforwards of approximately $66.6 million, which will expire in fiscal years ending in 2029 through 2045. We also have federal and state research and development tax credit carryforwards of approximately $7.6 million and $2.0 million, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.
The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct research and development costs. Instead, these costs must be capitalized and amortized. As a result, we capitalized research and development costs of approximately $38.1 million for tax purposes for the year ended March 31, 2025.
U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of a change in a corporation's ownership. We have not performed a change in ownership analysis since our inception in 1998, and accordingly, some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any.
We file income tax returns in the U.S. federal, and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2004 through 2025 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
Our unrecognized tax benefits at March 31, 2025 and 2024 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2025 and 2024 is $2.4 million and $4.9 million, respectively. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended March 31,
	2025	2024
Unrecognized benefit - beginning of period	$4,931	$1,283
Prior period position increases (decreases)	(3,329)	3,648
Current period tax position increases	797	—
Unrecognized benefit - end of period	$2,399	$4,931
Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2025 or 2024. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.
11. Sublicense and Collaborative Agreements

The following table presents changes in contract assets and liabilities during the year ended March 31, 2025 (in thousands). Contract acquisition costs are included as a component of other assets on our consolidated balance sheets.

	Balance at March 31, 2024	Additions	Deductions	Balance at March 31, 2025
Contract assets:
Deferred contract acquisition costs	$204	$—	$(74)	$130
Contract liabilities:
Deferred revenue	$3,465	$—	$(485)	$2,980
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
We are responsible for pursuing clinical development and regulatory submissions of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. AffaMed may participate in the Phase 3 global clinical trial of fasedienol and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of a global trial in which they participate. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data, but retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.

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
We recognize revenue as the combined performance obligation is satisfied over time using an input method. Judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which we expect to complete our performance obligation. The performance period or measure of progress was estimated at the inception of the Affamed Agreement and is re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue.
As of March 31, 2025 and 2024, we had short-term deferred revenue of $1.3 million and $0.8 million, respectively, and long-term deferred revenue of $0.4 million and $1.4 million, respectively, related to the Affamed Agreement. During the year ended March 31, 2025, we recognized revenue of $0.5 million related to the performance obligation under the AffaMed Agreement, as compared to $0.9 million during the year ended March 31, 2024, all of which was included in the liability balance at the beginning of the period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
Contract Acquisition Costs Related to the Affamed Agreement
In 2020, we made cash payments to Pherin aggregating $0.4 million for sublicense fees and consulting services exclusively related to the AffaMed Agreement. Additionally, in 2020 we issued 7,788 unregistered shares of our common stock, valued at $0.1 million, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $0.5 million, were capitalized as other assets in our Consolidated Balance Sheets. Amortization expense related to the contract acquisition costs was immaterial for the years ended March 31, 2025 and 2024.
The AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis upon the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.
Fuji Pharma Agreement

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize PH80 in Japan. PH80, our clinical-stage pherine product candidate focused primarily on the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for PH80 (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts our PH80 U.S. Investigational New Drug (IND) application for

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
clinical development of PH80 in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).

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
As of March 31, 2025, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the consolidated balance sheets. During the year ended March 31, 2025, we recognized no revenue under the Negotiation Agreement. During the year ended March 31, 2024, we recognized an immaterial amount of revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.

During the year ended March 31, 2024, we recognized an immaterial amount of revenue, at the inception of the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, which is currently expected in January 2026, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination. Remaining deferred revenue under the Negotiation Agreement of $1.3 million is reflected as deferred revenue current-portion on the consolidated balance sheets as of March 31, 2025.
12. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date to March 31, 2025, and subsequently amended to extend the expiration to September 30, 2025. During the years ended March 31, 2025 and 2024, we recorded expense under the agreement of $120,000 and $170,000, respectively.
In January 2022, we entered into a consulting agreement with FitzPatrick Co. LLC, a consulting firm for which Margaret FitzPatrick, an independent member of our Board of Directors, is Managing Director, to provide corporate development and public relations advisory services. The consulting agreement, as amended, was set to expire on December 31, 2023. However, the Company and FitzPatrick Co. LLC mutually agreed to conclude the term of the FitzPatrick Co. Consulting Agreement effective October 1, 2023, as all matters set forth in the statement of work were completed as of that date. We recorded expense of $0 and $70,000 for the years ended March 31, 2025 and 2024, respectively.
In November 2022, Ann Cunningham resigned as our Chief Commercial Officer to serve full-time as Managing Partner of i3 Strategy Partners, a pharmaceutical consulting firm founded by Ms. Cunningham. i3 Strategy Partners began providing commercial planning advisory services to us pursuant to a consulting agreement, dated November 2022. The consulting agreement expired on March 31, 2025. We recorded expense under the consulting agreement of $0 and $200,000 for the years ended March 31, 2025 and 2024, respectively. Ms. Cunningham remains a member of our Board of Directors.
13. Commitments, Contingencies, Guarantees and Indemnifications
From time to time, we may be party to litigation, arbitration or other legal proceedings in the course of our business, such as the civil action filed against the Company and its Board of Directors, certain of its executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders seeking compensatory and

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
punitive damages, as well as fees and costs, which the Company believes are wholly without merit, and intends to vigorously defend itself.
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
14. Segment Information
We operates in one operating segment, which includes all activities related to the discovery and development of our clinical and preclinical product candidates, for the purposes of assessing performance, making operating decisions, and allocating our resources. Our chief operating decision maker (CODM) is its chief executive officer, who considers internal budgets and cash forecast models to guide resource allocation and evaluate cash requirements associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. The CODM also monitors the cash, cash equivalents and short-term investments as reported on the our consolidated balance sheets to determine the sufficiency of cash resources to support those functions. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets, and segment loss is reflected as net loss in the our consolidated statements of operations and comprehensive loss, effectively mirroring the our overall financial position due to its single-segment structure.
15. Subsequent Events
We have evaluated subsequent events through the date on which the consolidated financial statements were issued, and have concluded that no subsequent events have occurred that require disclosure.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our CEO) and principal financial officer (our CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the COSO Framework). Based on an assessment of those criteria, management concluded that, as of March 31, 2025, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2025 Annual Meeting of Stockholders, which we will file with the SEC on or before July 29, 2025.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2025 Annual Meeting of Stockholders, which we will file with the SEC on or before July 29, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2025 Annual Meeting of Stockholders, which we will file with the SEC on or before July 29, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2025 Annual Meeting of Stockholders, which we will file with the SEC on or before July 29, 2025.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Audit Firm ID: 185.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2025 Annual Meeting of Stockholders, which we will file with the SEC on or before July 29, 2025.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)Financial Statements
See Index to Financial Statements under Item 8 of this Annual Report.
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

3.16	Amendment No. 2 to the Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2022.

3.17	Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated June 6, 2023, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed June 6, 2023.
4.10	Form of Pre-Funded Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.20	Form of T1 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.30	Form of T2 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.31	Description of Registrant's Securities, incorporated by reference from Exhibit 4.31 to the Company's Annual Report on Form 10-K filed on June 11, 2024.
10.40*	Employment Agreement, by and between, Vistagen and Shawn K. Singh, dated April 28, 2010, as amended May 9, 2011.
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

10.159
Amendment No 3. to Consulting Services Agreement between Vistagen Therapeutics, Inc. and FitzPatrick & Co. LLC effective July 1, 2023, incorporated by reference from Exhibit 10.159 to the Company's Annual Report on Form 10-K filed on June 28, 2023.

10.160	Consulting Agreement between Vistagen Therapeutics, Inc and i3 Strategy, dated November 10, 2022, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022.
10.163
Indemnification Agreement, dated August 10, 2023, by and between Vistagen Therapeutics, Inc. and Cynthia Anderson, incorporated by reference from Exhibit 10.163 to the Company's Annual Report on Form 10-K filed on June 11, 2024.

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

10.166	Indemnification Agreement, dated October 24, 2023, by and between Vistagen Therapeutics, Inc. and Joshua Prince, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023.
14.1	Code of Business Conduct, filed herewith.
19.1	Insider Trading Compliance Policy, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on June 11, 2024.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema, filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Vistagen Therapeutics, Inc.

Date: June 17, 2025	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh	President and Chief Executive Officer and Director	June 17, 2025
Shawn K. Singh, J.D.	(Principal Executive Officer)

/s/ Cynthia L. Anderson	Chief Financial Officer and Treasurer	June 17, 2025
Cynthia L. Anderson, CPA	(Principal Financial and Accounting Officer)

/s/ Margaret M. FitzPatrick	Chair of the Board of Directors	June 17, 2025
Margaret M. FitzPatrick

/s/ Ann M. Cunningham	Director	June 17, 2025
Ann M. Cunningham

/s/ Joanne Curley	Director	June 17, 2025
Joanne Curley, Ph.D.

/s/ Jerry B. Gin	Director	June 17, 2025
Jerry B. Gin, Ph.D.

/s/ Mary L. Rotunno	Director	June 17, 2025
Mary L. Rotunno, J.D.

/s/ Jon S. Saxe	Director	June 17, 2025
Jon S. Saxe, J.D., LL.M.