Form 10-Q
period 2025-06-30
Vistagen Therapeutics, Inc.
filed 2025-08-07
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, 30,680,471 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,985	$67,131
Marketable securities	14,195	13,351
Prepaid expenses and other current assets	3,536	1,594
Total current assets	66,716	82,076
Property and equipment, net	530	476
Right-of-use asset - operating lease	1,206	1,335
Other assets	472	454
Total assets	$68,924	$84,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486	$653
Accrued expenses	6,582	8,810
Note payable	933	—
Deferred revenue - current portion	2,514	2,588
Operating lease obligation - current portion	640	561
Total current liabilities	11,155	12,612
Deferred revenue - non-current portion	221	391
Operating lease obligation - non-current portion	783	948
Total liabilities	12,159	13,951
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and March 31, 2025; no shares outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2025 and March 31, 2025; 29,286,585 and 29,001,481 shares issued at June 30, 2025 and March 31, 2025, respectively	29	29
Additional paid-in capital	483,430	481,956
Treasury stock, at cost, 4,522 shares of common stock held at June 30, 2025 and March 31, 2025	(3,968)	(3,968)
Accumulated other comprehensive income	1	5
Accumulated deficit	(422,727)	(407,632)
Total stockholders’ equity	56,765	70,390
Total liabilities and stockholders’ equity	$68,924	$84,341
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2025	2024
Revenues:
Sublicense and other revenue	$244	$84
Total revenues	244	84
Operating expenses:
Research and development	11,678	7,648
General and administrative	4,370	4,567
Total operating expenses	16,048	12,215
Loss from operations	(15,804)	(12,131)
Other income, net:
Interest income, net	711	1,398
Other expense	(2)	—
Loss before income taxes	(15,095)	(10,733)
Income taxes	—	—
Net loss	$(15,095)	$(10,733)
Unrealized gain (loss) on marketable securities	(4)	2
Comprehensive loss	$(15,099)	$(10,731)
Basic and diluted net loss per common share	$(0.47)	$(0.35)
Weighted average common shares outstanding, basic and diluted	31,930,665	30,603,435
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$—	$(356,214)	$114,286
Stock-based compensation expense	—	—	1,160	—	—	—	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	—	88	—	—	—	88
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
Stock-based compensation expense	—	—	916	—	—	—	916
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	95,037	—	161	—	—	—	161
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	190,067	—	397	—	—	—	397
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2025	29,286,585	$29	$483,430	$(3,968)	$1	$(422,727)	$56,765

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,095)	$(10,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	34
Stock-based compensation	916	1,160
Amortization of operating lease right-of-use asset	129	117
Non-cash interest expense	3	—
Accretion on marketable securities	(125)	(19)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,942)	(968)
Other assets	(37)	190
Operating lease liability	(86)	(130)
Deferred revenue, net of deferred contract acquisition costs	(225)	(65)
Accounts payable and accrued expenses	(2,424)	(455)
Net cash used in operating activities	(18,846)	(10,869)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(65)	(42)
Sales and maturities of marketable securities	8,000	—
Purchases of marketable securities	(8,723)	(5,425)
Net cash used in investing activities	(788)	(5,467)

Cash flows from financing activities:
Net proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	397	—
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	161	88
Issuance of note payable for insurance policy	1,020	—
Repayment of notes payable	(90)	—
Net cash provided by financing activities	1,488	88
Net change in cash and cash equivalents	(18,146)	(16,248)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$48,985	$102,918
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$(1,020)	$—
Cash paid for interest	$6	$—
Purchases of equipment included in accounts payable and accrued liabilities	$30	$75
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of non-systemic intranasal product candidates called pherines. Our clinical-stage neuroscience pipeline currently consists of five investigational pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits. We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long term value to our stockholders.
2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at March 31, 2025, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (Annual Report), filed with the SEC on June 17, 2025.
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
Liquidity and Going Concern
We have incurred significant losses and negative cash flows from operations since inception. As of June 30, 2025, we had an accumulated deficit of $422.7 million and cash used in operations for the three months ended June 30, 2025 was $18.8 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop and, if approved, commercialize our product candidates.
As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $63.2 million. As of August 7, 2025, the issuance date of the condensed consolidated financial statements as of and for the three months ended June 30, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore we concluded that substantial doubt exists about the our ability to continue as a going concern.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expense, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value warrants. Although these estimates are based on our knowledge of current events, historical experiences, actions we may undertake in the future and on various other assumptions we believe are reasonable, actual results may materially differ from these estimates and assumptions.
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
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2025, and 2024, to the recently issued accounting standards for the three months ended June 30, 2025.

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
3. Fair Value Measurements
The following tables show our cash, cash equivalents and marketable securities at fair value as of June 30, 2025 and March 31, 2025 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$48,985	$—	$—	$48,985
Marketable securities
U.S. treasury securities	—	14,195	—	14,195
Total	$48,985	$14,195	$—	$63,180

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$67,131	$—	$—	$67,131
Marketable securities
U.S. treasury securities	—	13,351	—	13,351
Total	$67,131	$13,351	$—	$80,482
The carrying amounts of our prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at June 30, 2025 or March 31, 2025. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the three months ended June 30, 2025 or 2024.
The following tables summarizes our marketable securities as of June 30, 2025 and March 31, 2025 (in thousands):

		June 30, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,194	$1	$—	$14,195
Total		$14,194	$1	$—	$14,195

		March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,346	$5	$—	$13,351
Total		$13,346	$5	$—	$13,351

4. Notes Payable
In May 2025, we executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note is payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of June 30, 2025, the outstanding balance related to the premium financing was $0.9 million. Interest accrued related to the premium financing arrangement was immaterial as of June 30, 2025.
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
We evaluated the terms of the Warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. The Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the other equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return.
Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. As of June 30, 2025, approximately $171.5 million of common stock remained available for sale under the Sales Agreement.

We sold no shares under the Sales Agreement during the three months ended June 30, 2024. During the three months ended June 30, 2025, we sold 190,067 shares of our common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $0.4 million after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
Common Stock Warrants
At June 30, 2025, the following common stock warrants were outstanding:

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

The weighted average exercise price of all outstanding warrants at June 30, 2025 is $6.43 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock. In December 2024, 33,334 warrants to purchase common stock, with an exercise price of $15.00 per share, expired.

There were no warrant exercises during the three months ended June 30, 2025.
6. Stock-Based Compensation
A summary of our stock option activity for the period ended June 30, 2025 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	3,239,642	$10.32	8.4	$8
Granted	1,520,377	$1.96
Exercised	—	$—
Forfeited	(34,855)	$9.39
Expired	—	$—
Outstanding at June 30, 2025	4,725,164	$7.63	8.8	$62
Exercisable at June 30, 2025	1,572,536	$17.20	7.4	$3
Vested and expected to vest as of June 30, 2025	4,725,164	$7.63	8.8	$62
Stock-Based Compensation Expense

The fair value of stock options granted was estimated using the following assumptions:

Three Months Ended June 30,
	2025	2024
Risk-free interest rate	3.88% - 4.14%	4.19% - 4.43%
Expected term (years)	5.15 - 6.40	5.07 - 6.14
Expected stock price volatility	155.80% - 164.70%	163.48% - 176.22%
Dividend yield	—	—
Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Research and development expense	$386	$674
General and administrative expense	530	486
Total stock-based compensation expense	$916	$1,160
The weighted-average grant date fair value of options granted for the three months ended June 30, 2025 and 2024 was $1.87 and $3.55 per share, respectively. For the three months ended June 30, 2025 and 2024, the total fair value of options vested was $0.8 million and $1.0 million, respectively. No options were exercised during the three months ended June 30, 2025 and 2024. As of June 30, 2025, total compensation cost not yet recognized related to unvested stock options was $8.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2025	2024
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	4,725,164	2,879,525
Outstanding warrants to purchase common stock	20,571,460	20,604,794
Total	25,296,624	23,484,319

8. Sublicensing and Collaborative Agreements
The following table presents changes in contract assets and liabilities during the three months ended June 30, 2025. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2025	Additions	Deductions	Balance at June 30, 2025
Contract assets:
Deferred contract acquisition costs	$130	$-	$(19)	$111
Contract liabilities:
Deferred revenue	$2,979	$-	$(244)	$2,735
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
We are responsible for pursuing clinical development and regulatory submissions of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. If conducted, AffaMed may participate in a Phase 3 global clinical trial of fasedienol and would assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of a global trial in which they participate. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data, but retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.
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
As of June 30, 2025 and March 31, 2025, we had short-term deferred revenue of $1.2 million and $1.3 million, respectively, and long-term deferred revenue of $0.2 million and $0.4 million, respectively, related to the AffaMed Agreement. During the three months ended June 30, 2025, we recognized revenue of $0.2 million, as compared to $0.1 million during the three months ended June 30, 2024, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
Fuji Pharma Agreement
On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize PH80 in Japan. PH80, our clinical-stage pherine product candidate focused on women's health conditions, primarily the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for PH80 (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts our PH80 Investigational New Drug (IND) application for clinical development of PH80 in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
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
As of June 30, 2025, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three months ended June 30, 2025, we recognized no revenue under the Negotiation Agreement. During the three months ended June 30, 2024, we recognized an immaterial amount of revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.
9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date to March 31, 2025. and subsequently amended to extend the expiration to September 30, 2025. During the three months ended June 30, 2025, we recorded expense of $30,000 under the agreement, as compared to $30,000 during the three months ended June 30, 2024.
10. Commitments and Contingencies
From time to time, we may be party to litigation, arbitration or other legal proceedings in the course of our business, such as the civil action against the Company and its Board of Directors, certain of its executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders, filed pro se (i.e., acting on their own behalf rather than through an attorney), seeking compensatory and punitive damages, as well as fees and costs, which the Company believes are wholly without merit, and intends to vigorously defend itself.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report or Report) may constitute “forward-looking statements” for purposes of the federal securities laws, including the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are also forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:
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
•our ability to collect and interpret preclinical and clinical data;
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
•the effect of adverse market or macroeconomic conditions, including, among others, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease, the residual post-COVID environment and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•other risks and uncertainties, including those listed under Part I, Item 1A of this Quarterly Report titled “Risk Factors.”
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or important factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Vistagen,” “the Company,” “we,” “us,” “our,” and similar designations refer to Vistagen Therapeutics, Inc., a Nevada corporation, and where appropriate, our consolidated subsidiaries.
This Quarterly Report may contain references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases or disorders, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, market research, projections, or similar methodologies is inherently subject to uncertainties, and actual circumstances, events or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained the industry, market and competitive position data from our internal estimates and research, or from independent market research, industry and general publications and surveys, governmental agencies and publicly available information in addition to research, surveys and studies conducted by third parties that have not been independently verified which may, in the future, prove not to have been accurate.
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
The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD. Fasedienol has the potential to be the first FDA-approved acute treatment of SAD and provide significant advantages relative to the current standard of care for the highly prevalent disorder.
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

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long term value to our stockholders.
Our Neuroscience Product Candidates
Fasedienol
Overview of Social Anxiety Disorder

Social anxiety disorder is a highly prevalent, serious, and life-threatening psychiatric mental health disorder affecting over 30 million adults in the U.S. With onset typically early in life, usually during adolescence, SAD persists for many years thereafter, with a reported mean duration of about 20 years. While often a long-term disorder, SAD can manifest acutely when triggered by anxiety-provoking social and performance situations. In those situations, individuals with SAD experience extreme anxiety, distress, fear, and impairment due to their fear of embarrassment, judgment, humiliation, negative evaluation, and scrutiny. The disorder can significantly disrupt family and social life, diminish self-esteem, and hinder work performance. People with SAD may struggle to form social or vocational relationships, which can lead to feelings of powerlessness and shame. The profound anxiety associated with SAD often results in avoidance of everyday interactions and opportunities in academic, social and vocational settings. This avoidance can lead to loneliness, a lack of personal and professional achievements and relationships, as well as economic difficulties, ultimately impacting various aspects of daily life and adding to societal burden. The pervasive effects of SAD often lead to depression and a sense of hopelessness, transforming what is sometimes perceived as extreme shyness into a debilitating mental illness. SAD has a lifetime comorbidity rate of approximately 81% with other serious psychiatric disorders, and individuals with SAD face an increased risk of serious and life-threatening co-morbid depression, substance abuse, suicidal ideation and suicide.
Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol, our lead clinical-stage product candidate, is a synthetic neuroactive intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. Fasedienol's MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol modulates the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of SAD, and potentially other acute anxiety disorders. Neurocircuitry-focused fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol does not potentiate GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.
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
We have aligned with the FDA that a clinic-based public speaking challenge and the Subjective Units of Distress Scale (SUDS) are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is an appropriate and efficient path for our U.S. registration-directed PALISADE Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. The Phase 3 clinical trials in our PALISADE Program are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-rated SUDS as the primary efficacy endpoint. Two of the Phase 3 trials in our PALISADE Program were previously concluded; PALISADE-1, reported in 2022, did not meet its primary endpoint, and PALISADE-2, reported in 2023, successfully met its primary efficacy endpoint, and as further described below, two similar Phase 3 trials, PALISADE-3 and PALISADE-4, are ongoing. Our PALISADE Program also includes open-label extension safety studies, the ongoing small Phase 2 Repeat Dose Study, certain standard preclinical studies, and a small human factor study.
In August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of anxiety in adults with SAD. PALISADE-2 (n=141) met its primary efficacy endpoint, which was the difference in mean SUDS scores during the public speaking challenge at baseline (Visit 2) and treatment (Visit 3) for subjects treated with fasedienol versus placebo at Visit 3. Fasedienol-treated patients (n=70) demonstrated a greater mean change from baseline (least-squares (LS) mean = -13.8) compared to placebo (n=71, LS mean = -8.0), for a statistically significant, and we believe clinically relevant, difference between groups of -5.8 (p=0.015). PALISADE-2 also met its secondary endpoint, demonstrating a statistically significant difference in the proportion of clinician-assessed responders between fasedienol and placebo as measured by the Clinical Global Impressions – Improvement (CGI-I) scale. Responders were identified as those who were rated "very much less anxious" or "much less anxious" and 37.7% of fasedienol-treated patients were rated as responders, as compared to 21.4% of those treated with placebo (p=0.033). The trial also met an important exploratory patient-reported endpoint with a statistically significant difference in the proportion of patient-assessed responders between fasedienol and placebo as measured by the Patient’s Global Impression of Change (PGI-C) scale. Responders were identified as those who self-rated "very much less anxious" or "much less anxious" on the PGI-C and 40.6% of fasedienol-treated patients were rated as responders, as compared to 18.6% of those treated with placebo (p=0.003). Our PALISADE-2 Phase 3 trial also met an additional exploratory endpoint with a statistically significant difference in the proportion of patients in each treatment group with a 20-point or greater improvement in patient-assessed SUDS score from baseline (Visit 2) to treatment (Visit 3). Of the fasedienol-treated patients, 35.7% demonstrated this statistically significant improvement in SUDS score, as compared to 18.6% in the placebo-treated group (p=0.020). Fasedienol was observed to be well-tolerated with no serious adverse events (SAEs), and the treatment-emergent adverse event (TEAE) profiles were comparable between fasedienol and placebo. Overall, no TEAEs, except for pyrexia in the placebo group (2.49%), was more prevalent than 2.0%.
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

Itruvone for the Treatment of Major Depressive Disorder

Itruvone is our investigational neurocircuitry-focused non-systemic pherine product candidate with transformative potential as a stand-alone treatment of MDD. Itruvone’s potential for rapid-onset activity in nasal chemosensory receptors at a low microgram-level dose without requiring systemic absorption or direct binding on neurons in the brain to achieve antidepressant effects, and its favorable safety data observed in all studies completed to date, is fundamentally differentiated from all current pharmacological therapies for depression. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone's proposed MOA involves modulation of the nasal-limbic amygdala anhedonia and depressed mood neurocircuits. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be wider, faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe non-systemic itruvone has the potential to treat MDD without causing the side effects and safety concerns that may be associated with currently approved systemic antidepressant therapies, including, among others, drug-drug interactions, psychological side effects, sexual side effects, sedation, weight gain and suicidal ideation.

In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD (n=30), the results of which were published in the peer-reviewed British Journal of Pharmaceutical and Medical Research, at a 6.4 microgram dose administered intranasally twice daily for eight weeks, itruvone reduced depressive symptoms in as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo (p=0.022). Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. The trial was sponsored by Pherin Pharmaceuticals, Inc. (Pherin), which is now our wholly-owned subsidiary, and was conducted in Mexico prior to our acquisition of Pherin in February 2023. Positive data from our June 2023 U.S. Investigational New Drug (IND) enabling Phase 1 trial of itruvone demonstrated that there were no reported treatment-related SAEs or discontinuations due to adverse events in the trial. Overall, itruvone was well-tolerated and continued to demonstrate the favorable safety data in all clinical trials completed to date. As a result, building on the positive results from Phase 2A clinical development of itruvone in MDD, we are currently planning for potential U.S. Phase 2B clinical development of itruvone under our U.S. IND as a novel, non-systemic stand-alone treatment for MDD.
The U.S. FDA has granted Fast Track designation for the investigation of itruvone for the treatment of MDD.
PH80
Overview of Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms (VMS), comprised of hot flashes and night sweats, are the most common symptoms of the menopausal transition, affecting 60% - 80% of menopausal women in the U.S., according to SWAN (Study of Women Across the Nation) and other published studies. On average, hot flashes last seven to nine years and, for up to one-third of women, can last more than 10 years. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes, can occur up to 30 times per day, and may be accompanied by sweating, chills, and anxiety. Although there is substantial individual variability in the frequency and severity of VMS, there is universal agreement that VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life and work productivity for those who experience them. VMS can cause new-onset sleep interruptions and deprivation, with night sweats commonly interrupting sleep and causing difficulty in returning to sleep. Such sleep problems are associated with reduced productivity and an increased risk of job loss for these affected individuals. VMS are also often accompanied by various comorbidities, including new onset anxiety, depression, and cognitive dysfunction, which can further exacerbate functional impairment. While there are FDA-approved therapies for the treatment of moderate to severe VMS, many women cannot take or choose not to take currently available hormonal and/or other systemic products due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity. Treatment of VMS is complicated by fear of these safety risks associated with systemic hormonal therapy and the non-hormonal, neurokinin 3 receptor (NK3R) antagonist recently approved by the FDA.

PH80 for the Treatment of Vasomotor Symptoms (Hot Flashes) due to Menopause

PH80 is our investigational non-hormonal, non-systemic, neurocircuitry-focused pherine product candidate with a novel, rapid-onset proposed MOA that is fundamentally differentiated from all currently approved treatments for VMS (hot flashes) due to menopause. With more than one million U.S. women entering menopause every year according to the U.S. National Institute on Aging, we believe this population could potentially benefit from a novel, non-hormonal, non-systemic, as-needed treatment such as PH80.

Rapid activation of peripheral nasal chemosensory neurons via self-administration of low microgram doses of PH80 modulates the nasal-limbic amygdala-hypothalamic depressed mood and thermoregulatory neurocircuits. Notably, in vitro studies show that PH80 does not engage steroid receptors; an in vivo study in mice showed no estrogenic and/or androgenic activity and no changes in weight of the uterus or seminal vesicles after intranasal administration. Additionally, an in vitro study has demonstrated that PH80 does not exert effects on receptor targets with known abuse potential, and a clinical study in human volunteers showed no detectable PH80 in blood plasma, indicating the non-systemic nature of PH80's therapeutic benefit.

We are developing PH80 as a novel, non-hormonal, non-systemic, as-needed treatment of moderate to severe VMS (hot flashes) due to menopause, and potentially additional women’s health-focused indications. A randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study (n=36) of PH80 that was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the management of menopausal hot flashes in women was conducted in a real-world setting in Mexico and was sponsored by Pherin prior to our acquisition of Pherin in February 2023. In the study, PH80 (0.8 µg/50 µL) was self-administered by subjects intranasally, with two sprays in each nostril (total dose = 3.2µg) up to four times daily, as needed for four consecutive weeks. One additional dose was allowed at night if subjects were awakened by hot flashes. Through the course of the study, subjects recorded the number, severity, disruption in function, and sweating related to hot flashes. PH80 induced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the treatment period. At baseline, subjects reported a mean daily number of hot flashes of 7.7 (PH80, n=18) and 8.0 (placebo, n=18). After one week of treatment, the number of hot flashes dropped to 2.8 (PH80) and 6.4 (placebo) (p<.001), and after four weeks of treatment, the number of hot flashes dropped to 1.5 (PH80) and 5.1 (placebo) (p<.001). PH80 treatment also significantly reduced the severity, disruption in function, and sweating related to hot flashes during the treatment period, as compared with placebo.
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

Overview of Premenstrual Dysphoric Disorder

According to the U.S. National Institutes of Health (NIH), 5% to 8% of menarcheal (menstruating women) individuals have moderate-to-severe symptoms that can cause significant distress and functional impairment, suggestive of premenstrual dysphoric disorder (PMDD), a severe, sometimes disabling extension of premenstrual syndrome (PMS). PMDD symptoms usually begin in the luteal phase (approximately seven to ten days before a person’s period starts) and continue for the first few days of the period. Like PMS, PMDD can cause bloating, breast tenderness, fatigue, and changes in sleep and eating habits, but distinctively, it can also cause extreme mood shifts that can disrupt daily life and damage relationships. The cause of PMDD is not clearly understood, but it is thought that neurotransmitter systems may trigger PMDD. Brain areas that regulate emotion and behavior are studded with receptors for estrogen, progesterone, and other sex hormones. These hormones affect the functioning of neurotransmitter systems that influence mood and thinking, possibly triggering PMDD. Treatment of PMDD is aimed at preventing or minimizing symptomology.

PH80 for Premenstrual Dysphoric Disorder

An exploratory Phase 2A clinical study of PH80 for management of the symptoms of PMDD (n=52), including negative mood and physical and behavioral symptoms, in subjects with a regular menstrual cycle and at least a one-year history of PMDD, was conducted by Pherin in a real-world setting in Mexico prior to our acquisition of Pherin in February 2023. In this randomized, double-blind, placebo-controlled exploratory Phase 2A study, PH80 demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms. The initial study visit occurred after the onset of symptoms. All subjects were administered a placebo nasal spray, and those who showed no symptom improvement were eligible to return for the second visit, which occurred after the onset of symptoms during the next menstrual cycle. At the second study visit, subjects were randomized to receive a single dose of 0.9 µg PH80 nasal spray or placebo in the clinic. PH80 demonstrated statistically and clinically significant improvement versus placebo in symptoms of PMDD using the subject-rated Penn Daily Symptom Report (DSR) at Day 6 (p=0.015). PH80 also demonstrated statistically and clinically significant improvement versus placebo at Day 6 on the clinician-rated Premenstrual Tension Scale (PMTS) total score (p=0.016).
PH80 was well-tolerated with no SAEs. The most common TEAE was headache, reported by 17% in the placebo group and 7% in the PH80 group. No other TEAE occurred more than once per subject.
PH15
Overview of Cognitive and Psychomotor Impairment due to Mental Fatigue

Numerous conditions and disorders, such as shift work disorder, sleep apnea, and narcolepsy, can lead to debilitating sleep deprivation and mental fatigue. The prevalence of these conditions and disorders is high. For example, moderate to severe sleep apnea affects approximately 20% of adult men and 10% of postmenopausal women. The potential consequences of mental fatigue from sleep deprivation are troubling, with higher rates of accidents and increased risk of dementia.

Individuals affected by mental fatigue require improved treatment options with a differentiated safety profile, one without the potential for abuse liability or negative and treatment-limiting side effects and safety concerns that may lead to self-treatment and subsequent substance use disorders.
PH15 for Improvement of Cognitive and Psychomotor Impairment due to Mental Fatigue
PH15 is our investigational pherine product candidate with a novel, rapid-onset neurocircuitry-focused proposed MOA that is differentiated from the MOA of all currently approved treatments to improve psychomotor or cognitive impairment caused by mental fatigue. PH15 is thought to target nasal receptors that modulate the nasal-entorhinal cortex area/hippocampus cognition neurocircuits, that are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated excellent safety data in all clinical trials completed to date.

In a randomized, double-blind, placebo-controlled, crossover Phase 2A pilot study (n=10) designed to explore the efficacy, safety, and tolerability of intranasal administration of PH15 on psychomotor performance as measured by reaction time in sleep-deprived participants, PH15 demonstrated a statistically significant improvement in reaction time compared to placebo and caffeine in the sleep-deprived study participants. This study of PH15 was sponsored by Pherin and conducted at the National Institute of Psychiatry, Sleep Disorders Clinic in Mexico City, Mexico prior to our acquisition of Pherin in February 2023.

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

We are currently evaluating the potential Phase 2 development path forward for PH15 and the manufacturing, nonclinical and clinical programs required to support submission of a U.S. IND to facilitate further potential Phase 2 development of PH15 in the U.S.
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

PH284 for Cancer Cachexia

PH284 is our investigational pherine product candidate with a novel, rapid-onset, neurocircuitry-focused proposed MOA that is fundamentally differentiated from the MOA of all current treatments for the loss of appetite associated with chronic disorders, such as cancer or heart disease. PH284 is thought to act by modulating the nasal-limbic amygdala-hypothalamic depressed mood and appetite control neurocircuits.

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

Vistagen is currently evaluating the potential path forward for PH284, including an assessment of the manufacturing, nonclinical and clinical programs required to support a U.S. IND application for potential further Phase 2 clinical development of PH284 for the treatment of cancer cachexia or other appetite-related disorders.

AV-101

AV-101 for NMDAR-related Neurological Disorders
AV-101 (4-Cl-KYN) is our novel, oral prodrug candidate that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous neurological diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated good oral bioavailability and an excellent pharmacokinetic (PK) profile. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and very well-tolerated with no psychological side effects or safety concerns and no treatment-related SAEs that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.
Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become a new oral treatment alternative for multiple neuroscience disorders, including levodopa-induced dyskinesia (LID) and neuropathic pain (NP) potentially among others. We are currently assessing whether there is a path forward for potential collaborative clinical development and commercialization of AV-101 for one or more neurological disorders involving the NMDAR.
The FDA has granted Fast Track designation for the investigation of AV-101 for the treatment of neuropathic pain and for the adjunctive treatment of MDD.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).
Financial Operations Overview and Results of Operations
Financial Overview
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical trials focused on development and potential commercialization of our product candidates, with substantial emphasis on our lead pherine product candidates, fasedienol, itruvone, and PH80, for the acute treatment of SAD, MDD, and VMS due to menopause, respectively, over the last several years. At the end of our fiscal year ended March 31, 2024, we launched our PALISADE-3 Phase 3 clinical trial as part of our U.S. registration-directed PALISADE Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD, and during the nine months ended December 31, 2024, we initiated our PALISADE-4 Phase 3 clinical trial for the same indication, and incurred costs to plan and prepare for the initiation the Repeat Dose Study, which we initiated in January 2025. Both the PALISADE-4 Phase 3 trial and the Repeat Dose Study are also parts of our PALISADE Program for fasedienol in SAD. In addition, we are continuing to conduct various nonclinical studies and contract manufacturing activities involving other clinical-stage pherine product candidates in our neuroscience pipeline. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and technologies.
At June 30, 2025, we had an accumulated deficit of approximately $422.7 million. Our net loss for the year ended March 31, 2025 (Fiscal 2025) and the year ended March 31, 2024 (Fiscal 2024) was approximately $51.4 million and $29.4 million, respectively, and we incurred a net loss of approximately $15.1 million for the three months ended June 30, 2025. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, PH80 and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.
Components of Results of Operations

Sublicense and Other Revenue

Sublicense and other revenue consist of revenue recognized under the AffaMed Agreement and Negotiation Agreement with Fuji Pharma. Revenue is recognized as identified performance obligations are satisfied.

Operating Expense

Research and Development Expense

To date, our research and development expense has consisted primarily of external and internal costs related to the development of our product candidates and development programs. Our research and development expense primarily includes:

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

We expense research and development costs in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date.

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

General and Administrative Expense

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
Results of Operations for the Three Months Ended June 30, 2025
The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenues:
Sublicense and other revenue	$244	$84
Total revenues	244	84
Operating expenses:
Research and development	11,678	7,648
General and administrative	4,370	4,567
Total operating expenses	16,048	12,215
Loss from operations	(15,804)	(12,131)
Other income, net:
Interest income, net	711	1,398
Other expense	(2)	—
Loss before income taxes	(15,095)	(10,733)
Income taxes	—	—
Net loss	$(15,095)	$(10,733)
Revenue
We recognized $0.2 million in sublicense and other revenue for the three months ended June 30, 2025, as compared to $0.1 million for the three months ended June 30, 2024, respectively. The increase in sublicense and other revenue of $0.1 million is due to timing of revenue recognized under the AffaMed Agreement

Absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods as we continue to recognize revenue under the AffaMed Agreement.
Research and Development Expense
The following table summarizes our research and development expense for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Clinical and nonclinical studies and development expense by program
Fasedienol	$7,771	$3,776
All other	261	297
Total clinical and nonclinical studies and development expense	8,032	4,073
Salaries and benefits	2,389	2,148
Stock-based compensation	386	674
Consulting and professional services	460	468
Occupancy and all other costs	411	285
Total research and development expense	$11,678	$7,648
Research and development expense was $11.7 million for the three months ended June 30, 2025, as compared to $7.6 million for the three months ended June 30, 2024. The increase of $4.1 million in research and development expense for the three months ended June 30, 2025 as compared to the same period in Fiscal 2024 was primarily due to an increase in expense of $4.0 million related to our U.S. registration-directed PALISADE Program for fasedienol for the acute treatment of SAD, and an increase of $0.2 million in connection with the increased headcount, partially offset by a decrease in stock-based compensation expense.
We expect that our research and development expense may increase over the next fiscal year as we continue to advance our pherine product candidates through nonclinical studies, clinical trials, and expand third-party contract manufacturing and regulatory activities required to advance further research and development of our current pherine product candidates and potentially, additional pherine product candidates, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of any pherine product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate.
General and Administrative Expense
General and administrative expense was $4.4 million for the three months ended June 30, 2025, as compared to $4.6 million for the three months ended June 30, 2024, respectively.
We expect that our general and administrative expense may increase substantially over the next fiscal year as we hire additional personnel to support the continued growth of our research and development, contract manufacturing and pre-commercialization operations and incur additional expenses associated with being a public company.
Other Income
Interest income, net, decreased for the three months ended June 30, 2025 as compared to the same period in Fiscal 2024 due to a decrease in amounts invested in connection with a decrease in amounts invested in interest bearing securities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, as of June 30, 2025, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $342.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Exclusive Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program, under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. During the three months ended June 30, 2025 we sold an aggregate of 190,067 shares under the Sales Agreement, for net proceeds of $0.4 million. We did not sell any shares under the Sales Agreement, during the three months ended June 30, 2024.
As of June 30, 2025 we had cash, cash equivalents, and marketable securities of approximately $63.2 million. As of August 7, 2025, the issuance date of the condensed consolidated financial statements in this Quarterly Report as of and for the three months ended June 30, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore we concluded that substantial doubt existed about our ability to continue as a going concern.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of one or more of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have an obligation to do so.
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
Notwithstanding the foregoing, there can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise.

Cash Flows
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(18,846)	$(10,869)
Net cash used in investing activities	(788)	(5,467)
Net cash provided by financing activities	1,488	88
Net increase (decrease) in cash and cash equivalents	(18,146)	(16,248)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$48,985	$102,918
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2025 was $18.8 million, consisting primarily of our net loss of $15.1 million, adjusted for $1.0 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $4.7 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended June 30, 2024 was $10.9 million, consisting primarily of our net loss of $10.7 million, adjusted for $1.3 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $1.4 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended June 30, 2025 was $0.8 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the three months ended June 30, 2024 was $5.5 million, consisting of purchases of marketable securities and property and equipment.
Financing Activities
Net cash provided by financing activities during the three months ended June 30, 2025 was $1.5 million, consisting primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $0.4 million, and proceeds from the issued note payable related to the insurance premium financing arrangement of $1.0 million.

Net cash provided by financing activities during the three months ended June 30, 2024 was immaterial.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended June 30, 2025, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended June 30, 2025, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Summary
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Report, including our Condensed Consolidated Financial Statements and the related notes included in this Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

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

•we have experienced rapid growth since early 2021. If we fail to effectively manage our growth, including but not limited to growth of our operating expenses and headcount, we may not be able to execute on our business objectives;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $51.4 million and $29.4 million for the years ended March 31, 2025 and 2024, respectively, and we incurred a net loss of $15.1 million during the three months ended June 30, 2025. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

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

As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $63.2 million. As of August 7, 2025, the issuance date of the condensed consolidated financial statements as of and for the three months ended June 30, 2025, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

We believe that a significant number of product candidates are currently under development for certain of the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Competition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on June 17, 2025, for examples of the competition that our product candidates face.

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

As of June 30, 2025, we had 57 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

We also may rely upon unpatented trade secrets, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such an agreement. Furthermore, if the employees, collaborators, and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not discover or have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors and we may thereby lose intellectual property protection.

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

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-

exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

VISTAGEN THERAPEUTICS, INC.

Dated: August 7, 2025	/s/ Shawn K. Singh, JD
Shawn K. Singh, JD
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia L. Anderson
Cynthia L. Anderson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)