Form 10-Q
period 2025-09-30
Vistagen Therapeutics, Inc.
filed 2025-11-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2025, 39,495,451 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,786	$67,131
Marketable securities	14,389	13,351
Prepaid expenses and other current assets	1,759	1,594
Total current assets	78,934	82,076
Property and equipment, net	516	476
Right-of-use asset - operating lease	1,074	1,335
Other assets	405	454
Total assets	$80,929	$84,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,831	$653
Accrued expenses	8,417	8,810
Note payable	658	—
Deferred revenue - current portion	2,141	2,588
Operating lease obligation - current portion	597	561
Total current liabilities	13,644	12,612
Deferred revenue - non-current portion	336	391
Operating lease obligation - non-current portion	610	948
Total liabilities	14,590	13,951
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and March 31, 2025; no shares outstanding at September 30, 2025 and March 31, 2025	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2025 and March 31, 2025; 38,895,568 and 29,001,481 shares issued at September 30, 2025 and March 31, 2025, respectively	39	29
Additional paid-in capital	512,398	481,956
Treasury stock, at cost, 4,522 shares of common stock held at September 30, 2025 and March 31, 2025	(3,968)	(3,968)
Accumulated other comprehensive income	14	5
Accumulated deficit	(442,144)	(407,632)
Total stockholders’ equity	66,339	70,390
Total liabilities and stockholders’ equity	$80,929	$84,341
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Sublicense and other revenue	$258	$183	$502	$267
Total revenues	258	183	502	$267
Operating expenses:
Research and development	15,915	10,215	27,693	$17,863
General and administrative	4,396	4,195	8,667	$8,762
Total operating expenses	20,311	14,410	36,360	$26,625
Loss from operations	(20,053)	(14,227)	(35,858)	$(26,358)
Other income, net:
Interest income, net	630	1,273	1,342	$2,671
Other income	6	—	4	—
Loss before income taxes	(19,417)	(12,954)	(34,512)	(23,687)
Income taxes	—	(7)	—	$(7)
Net loss	$(19,417)	$(12,961)	$(34,512)	$(23,694)
Unrealized gain on marketable securities	13	20	14	22
Comprehensive loss	$(19,404)	$(12,941)	$(34,498)	$(23,672)
Basic and diluted net loss per common share	$(0.54)	$(0.42)	$(1.02)	$(0.77)
Weighted average common shares outstanding, basic and diluted	35,749,160	30,632,347	33,850,346	30,617,970
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$—	$(356,214)	$114,286
Stock-based compensation expense	—	—	1,160	—	—	—	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	—	88	—	—	—	88
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803
Stock-based compensation expense	—	—	1,112	—	—	—	1,112
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(12,961)	(12,961)
Balance at September 30, 2024	27,059,629	$27	$476,801	$(3,968)	$22	$(379,908)	$92,974

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
Stock-based compensation expense	—	—	916	—	—	—	916
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	95,037	—	161	—	—	—	161
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	190,067	—	397	—	—	—	397
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2025	29,286,585	$29	$483,430	$(3,968)	$1	$(422,727)	$56,765
Stock-based compensation expense	—	—	1,096	—	—	—	1,096
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	9,608,772	10	27,872	—	—	—	27,882
Issuance of common stock upon exercise of stock options	211	—	—	—	—	—	—
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(19,417)	(19,417)
Balance at September 30, 2025	38,895,568	$39	$512,398	$(3,968)	$14	$(442,144)	$66,339
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,512)	$(23,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	71
Stock-based compensation	2,012	2,272
Amortization of operating lease right-of-use asset	261	237
Non-cash interest expense	2	—
Accretion on marketable securities	(270)	(159)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(165)	(864)
Other assets	(37)	190
Operating lease liability	(302)	(326)
Deferred revenue, net of deferred contract acquisition costs	(464)	(230)
Accounts payable and accrued expenses	777	748
Net cash used in operating activities	(32,605)	(21,755)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(125)	(103)
Sales and maturities of marketable securities	10,000	5,498
Purchases of marketable securities	(10,757)	(18,648)
Net cash used in investing activities	(882)	(13,253)

Cash flows from financing activities:
Net proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	28,325	—
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	161	88
Issuance of note payable for insurance policy	1,020	—
Repayment of notes payable	(364)	—
Net cash provided by financing activities	29,142	88
Net change in cash and cash equivalents	(4,345)	(34,920)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$62,786	$84,246
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Cash paid for interest	$19	$—
Purchases of equipment included in accounts payable and accrued liabilities	$8	$—
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of non-systemic intranasal product candidates called pherines. Our clinical-stage neuroscience pipeline currently consists of five investigational pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits. We are passionate about developing transformative treatment options with potential to bring meaningful relief to patients underserved by suboptimal standards of care and are working to deliver long term value to our stockholders.
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
Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).
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
We have incurred significant losses and negative cash flows from operations since inception. As of September 30, 2025, we had an accumulated deficit of $442.1 million, and cash used in operations for the six months ended September 30, 2025 was $32.6 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop and, if approved, commercialize our product candidates.
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
As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $77.2 million. As of November 13, 2025, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended September 30, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore we concluded that substantial doubt exists about the our ability to continue as a going concern.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including, but not limited to sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of one or more of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have an obligation to do so.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expense, determination of right-of-use assets under lease transactions and related lease obligations, and the assumptions used to value common stock purchase warrants. Although these estimates are based on our knowledge of current events, historical experiences, actions we may undertake in the future and on various other assumptions we believe are reasonable, actual results may materially differ from these estimates and assumptions.
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

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Available-for-sale debt securities are valued using observable inputs from similar assets, or from observable data in markets that are not active. These assets are classified as Level 2.
Marketable Securities

Marketable securities consist of U.S. treasury securities. These securities are classified as available-for-sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of U.S. treasury securities and money market funds. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available, and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2025, and 2024 to the recently issued accounting standards, for the six months ended September 30, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated disclosure of certain expenses to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be adopted on a prospective or retrospective basis. We are currently evaluating the impact of this guidance on our financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance modernizes the accounting framework for internal-use software by providing clearer criteria for capitalization, including the requirement to assess whether significant development uncertainty exists. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.
3. Fair Value Measurements
The following tables show our cash, cash equivalents and marketable securities at fair value as of September 30, 2025 and March 31, 2025 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$62,786	$—	$—	$62,786
Marketable securities
U.S. treasury securities	—	14,389	—	14,389
Total	$62,786	$14,389	$—	$77,175

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$67,131	$—	$—	$67,131
Marketable securities
U.S. treasury securities	—	13,351	—	13,351
Total	$67,131	$13,351	$—	$80,482
The carrying amounts of our prepaid expenses and other current assets, accounts payable, accrued expenses, and the note payable approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at September 30, 2025 or March 31, 2025. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
We did not record any impairment charges related to our marketable debt securities during the three and six months ended September 30, 2025 or 2024.
The following tables summarizes our marketable securities as of September 30, 2025 and March 31, 2025 (in thousands):

		September 30, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,375	$14	$—	$14,389
Total		$14,375	$14	$—	$14,389

		March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,346	$5	$—	$13,351
Total		$13,346	$5	$—	$13,351

4. Notes Payable
In May 2025, we executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note is payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of September 30, 2025, the outstanding balance related to the premium financing was $0.7 million. Interest accrued related to the premium financing arrangement was immaterial as of September 30, 2025.
5. Capital Stock
Common Stock
October 2023 Public Offering
On October 2, 2023, we completed an underwritten public offering (the October 2023 Public Offering), whereby we offered and sold, for gross proceeds of approximately $100 million, a total of 15,010,810 shares of our common stock and a total of 3,577,240 pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants). Each share of common stock and each Pre-Funded Warrant was issued together with a ratably allocated portion of warrants to purchase up to 9,294,022 shares of common stock with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock with an exercise price of $8.877 per share (the T2 Warrants). The net proceeds to us from the October 2023 Public Offering were approximately $93.5 million, after deducting related expenses, including commissions, legal expenses and other offering costs.
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
Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. As of September 30, 2025, approximately $142.7 million of aggregate offering price for shares of our common stock remained available for offer and sale under the Sales Agreement.

We sold no shares under the Sales Agreement during the three and six months ended September 30, 2024. During the three and six months ended September 30, 2025, we sold 9,608,772 and 9,798,839 shares of our common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $27.9 million and $28.3 million after sales agent commissions, respectively. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.

Common Stock Warrants
At September 30, 2025, the following common stock warrants were outstanding:

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

The weighted average exercise price of all outstanding warrants at September 30, 2025 is $6.42 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock. In December 2024, 33,334 warrants to purchase common stock, with an exercise price of $15.00 per share, expired. In July 2025, 12,352 warrants to purchase common stock with an exercise price of $21.90 per share, expired.
6. Stock-Based Compensation
A summary of our stock option activity for the period ended September 30, 2025 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	3,239,642	$10.32	8.4	$8
Granted	1,673,627	$2.08
Exercised	(211)	$2.30
Forfeited	(34,855)	$9.39
Expired	(2,337)	$144.59
Outstanding at September 30, 2025	4,875,866	$7.43	8.6	$3,150
Exercisable at September 30, 2025	1,899,592	$14.65	7.5	$450
Vested and expected to vest as of September 30, 2025	4,875,866	$7.43	8.6	$3,150
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

Six Months Ended September 30,
	2025	2024
Risk-free interest rate	3.64% - 4.19%	3.48% - 4.43%
Expected term (years)	5.27 - 6.08	5.07 - 6.14
Expected stock price volatility	155.06% - 164.30%	163.35% - 176.22%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$475	$432	$861	$1,106
General and administrative expense	621	680	1,151	1,166
Total stock-based compensation expense	$1,096	$1,112	$2,012	$2,272
The weighted-average grant date fair value of options granted during the six months ended September 30, 2025 and 2024 was $1.98 and $3.51 per share, respectively. The intrinsic value of options exercised during the six months ended September 30, 2025 was immaterial. No options were exercised during the six months ended September 30, 2024. As of September 30, 2025, total compensation cost not yet recognized related to unvested stock options was $7.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2025	2024
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	4,875,866	3,112,315
Outstanding warrants to purchase common stock	20,559,108	20,604,794
Total	25,434,974	23,717,109
8. Sublicensing and Collaborative Agreements
The following table presents changes in contract assets and liabilities during the six months ended September 30, 2025. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2025	Additions	Deductions	Balance at September 30, 2025
Contract assets:
Deferred contract acquisition costs	$130	$—	$(38)	$92
Contract liabilities:
Deferred revenue	$2,979	$—	$(502)	$2,477
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
As of September 30, 2025 and March 31, 2025, we had short-term deferred revenue of $0.9 million and $1.3 million, respectively, and long-term deferred revenue of $0.3 million and $0.4 million, respectively, related to the AffaMed Agreement. During the three and six months ended September 30, 2025, we recognized revenue of $0.3 million and $0.5 million, respectively, as compared to $0.2 million and $0.3 million during the three and six months ended September 30, 2024, respectively, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
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
As of September 30, 2025, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three and six months ended September 30, 2025, we recognized no revenue under the Negotiation Agreement. During the three and six months ended September 30, 2024, we recognized an immaterial amount of revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.
9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date to March 31, 2025. and subsequently amended to extend the expiration to March 31, 2026. During the three and six months ended September 30, 2025 and 2024, we recorded expense under the consulting agreement of $30,000 and $60,000, respectively.
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
•the timing and outcome of regulatory interactions, including whether preclinical studies and clinical trials meet the criteria to enable early-stage or late-stage clinical development or support registration of our product candidates;
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
•our ability to contract with and rely on the performance of third-parties to assist in conducting our preclinical studies and clinical trials and manufacturing our product candidates;
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
•the effect of adverse market or macroeconomic conditions, including, among others, tariffs, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, government shutdowns and reductions in force (RIFs) at government regulatory agencies and reductions in force (RIFs) at government regulatory agencies, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•other risks and uncertainties, including those listed under Part I, Item 1A of this Quarterly Report titled “Risk Factors.”
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
Business Overview
We are a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of intranasal product candidates called pherines. Our broad and diverse neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel mechanism of action (MOA) and positive clinical data in their targeted indication(s). Pherines rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.
Our most advanced intranasal pherine product candidate is fasedienol, which is being investigated in our U.S. registration-directed PALISADE Program for the acute treatment of social anxiety disorder (SAD). In August 2023, we received and reported positive topline results from our PALISADE-2 Phase 3 trial of fasedienol for the acute treatment of SAD. The ongoing clinical trials in our PALISADE Program include our PALISADE-3 and PALISADE-4 Phase 3 trials, which are designed similarly to PALISADE-2, and a small exploratory, randomized, double blind, placebo controlled, three-arm Phase 2B clinical trial designed to assess efficacy, safety and tolerability of a repeat dose of fasedienol in adults with SAD in a public speaking challenge in a clinical setting (the Repeat Dose Study). The Repeat Dose Study was designed based on FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect. Topline data for PALISADE-3 are expected in the fourth calendar quarter of 2025 and topline results for PALISADE-4 and the Repeat Dose Study are expected in the first half of calendar 2026.
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

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by current standards of care and are working to deliver long term value to our stockholders.
Our Neuroscience Product Candidates
Fasedienol
Overview of Social Anxiety Disorder

SAD is a highly prevalent, serious, and life-threatening psychiatric mental health disorder affecting over 30 million adults in the U.S. With onset typically early in life, usually during adolescence, SAD persists for many years thereafter, with a reported mean duration of about 20 years. Individuals with SAD experience extreme anxiety, distress, fear, and impairment due to their fear of being watched, embarrassed, judged, humiliated, negatively evaluated, and scrutinized. The profound acute anxiety associated with SAD often results in avoidance of everyday interactions and opportunities in academic, social and vocational settings, which can lead to impaired personal relationships, unsatisfactory work performance, and substance abuse, significantly impacting various aspects of daily life. Individuals with SAD face an increased risk of serious and life-threatening co-morbid depression, substance abuse, suicidal ideation and suicide.
Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol, our lead clinical-stage product candidate, is a synthetic neurocircuitry-focus intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. Fasedienol's MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol modulates the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of SAD. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol does not exert effects on certain cellular receptors that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol does not potentiate GABA-A. Because of its innovative non-systemic neurocircuitry-focused MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.
Fasedienol's U.S. Registration-directed PALISADE Program
Fasedienol is under development, and has received fast track designation, for the acute treatment of SAD, and is designed to reduce the wave of anxiety usually experienced by SAD patients before engaging in (and during) a feared and anxiety-provoking social or performance situation. While there are approved treatments for SAD, none is approved for the acute treatment of SAD on an as-needed basis in connection with an anxiety-producing social or performance-based event. We have designed fasedienol with the goal of creating a product candidate with a rapid-onset non-systemic proposed MOA and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA for the treatment of SAD.
Our PALISADE Program includes the PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4 Phase 3 studies. These clinical trials are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a five-minute, simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured using the patient-rated Subjective Units of Distress Scale (SUDS) as the primary efficacy endpoint. Our PALISADE-1 clinical trial, completed in 2022, was conducted during the COVID-19 pandemic and did not meet its primary endpoint. After receipt of PALISADE-1 data, we terminated the PALISADE-2 study early prior to completion (after enrolling 141 patients out of a planned 208). However, after terminating the study early, we analyzed the data from the 141 enrolled subjects and announced in 2023 that the study successfully met its primary efficacy endpoint. Based on the positive data from PALISADE-2, we initiated the PALISADE-3 and PALISADE-4 Phase 3 studies using the same randomized portion of the trial designs and endpoints to PALISADE-2, and each with an open-label extension. Topline data from the randomized portion of PALISADE-3 are expected in the fourth calendar quarter of 2025 and topline results from the randomized portion of PALISADE-4 are expected in the first half of calendar 2026.
We have aligned with the FDA that a clinic-based public speaking challenge and the SUDS are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is an appropriate and efficient path for our U.S. registration-directed PALISADE Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. Based on FDA feedback, in addition to the Repeat Dose Study, we plan to generate evidence to support the clinical meaningfulness of the duration and magnitude of effect of fasedienol, which we intend to include in a potential NDA submission together with data from our pivotal program, Repeat Dose Study, open-label long-term safety study, a human factors study, and other clinical and preclinical studies.
We believe either PALISADE-3 or PALISADE-4, if successful, together with the positive results from PALISADE-2, may establish substantial evidence of the effectiveness of fasedienol in support of a potential NDA submission to the U.S. FDA for the acute treatment of SAD. As we move closer toward completion of Phase 3 development, we plan to seek further feedback from the FDA regarding the proposed submission package for a potential NDA.
We believe fasedienol has the potential to be the first FDA-approved acute treatment of SAD and may provide significant advantages relative to the suboptimal standard of care for the highly prevalent disorder.
Itruvone
Overview of Major Depressive Disorder
Depression is a serious medical condition and a global public health concern that can arise at any time during a person's life. According to the World Health Organization (WHO), depression effects over 300 million people worldwide. The U.S. National Institute of Mental Health (NIMH) reports that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., experienced at least one major depressive episode in 2020. While many individuals will experience a depressive episode at some point during their lifetime, major depressive disorder (MDD) is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. Symptoms of MDD can include a lack of pleasure in activities, changes in appetite resulting in weight fluctuations, insomnia or excessive sleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. However, approximately two out of every three people with depression do not experience adequate therapeutic benefits from their initial treatment with a standard antidepressant. Even after multiple treatment attempts, about one-third of individuals with depression are unable to find a sufficiently effective therapy. Inadequate response to current treatments is among the key reasons MDD is one of the leading public health concerns in the U.S., creating a significant unmet medical need for new agents with fundamentally differentiated MOAs and differentiated safety.
Itruvone for the Treatment of Major Depressive Disorder

Itruvone is our investigational pherine product candidate under development as a stand-alone treatment of MDD, an indication for which the FDA has granted fast track designation. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone's proposed MOA involves modulation of the nasal-limbic amygdala anhedonia and depressed mood neurocircuits. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be wider, faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe non-systemic itruvone has the potential to treat MDD without causing the side effects and safety concerns that may be associated with currently approved systemic antidepressant therapies, including, among others, drug-drug interactions, psychological side effects, sexual side effects, sedation, weight gain and suicidal ideation.
In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD, itruvone reduced depressive symptoms in as early as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo. Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. Positive data from our June 2023 Phase 1 trial of itruvone demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial. As a result, building on the positive results from Phase 2A clinical development of itruvone in MDD, we are currently planning for potential U.S. Phase 2B clinical development of itruvone as a stand-alone treatment for MDD.
PH80
Overview of Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms (VMS), comprised of hot flashes and night sweats, are the most common symptoms of the menopausal transition, affecting 60% - 80% of menopausal women in the U.S., according to SWAN (Study of Women Across the Nation) and other published studies. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes and may be accompanied by sweating, chills, and anxiety. Although there is individual variability in the frequency and severity of symptoms, VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life and work productivity for those who experience symptoms. While there are FDA-approved therapies for the treatment of moderate to severe VMS due to menopause, many women are unable to use currently therapies due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity.

PH80 for the Treatment of Vasomotor Symptoms (Hot Flashes) due to Menopause

PH80 is our investigational pherine product candidate under development as a novel, non-hormonal, non-systemic, as-needed treatment of moderate to severe VMS (hot flashes) due to menopause, and potentially additional women’s health-focused indications. PH80’s MOA is fundamentally differentiated from all currently approved treatments for VMS (hot flashes) due to menopause. Administration of low microgram doses of PH80 appears to rapidly activate peripheral nasal chemosensory neurons that modulate the nasal-limbic amygdala-hypothalamic depressed mood and thermoregulatory neurocircuits. Notably, in vitro studies show that PH80 does not engage steroid receptors; an in vivo study in mice showed no estrogenic and/or androgenic activity and no changes in weight of the uterus or seminal vesicles after intranasal administration. Additionally, an in vitro study has demonstrated that PH80 does not exert effects on receptor targets with known abuse potential, and a clinical study in human volunteers showed no detectable PH80 in blood plasma, indicating the non-systemic nature of PH80's therapeutic benefit.
In a randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of PH80 that was designed to explore the efficacy, safety, and tolerability of intranasal administration of PH80 for the management of menopausal hot flashes in women, PH80 induced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the four consecutive week treatment period. PH80 was well-tolerated with no SAEs, and the adverse event profiles were comparable between PH80 and placebo. No subject discontinued participation in the study as a result of adverse events.
We are currently preparing for our planned submission of our U.S. IND to facilitate further Phase 2 clinical development of PH80 in the U.S. as a treatment of moderate to severe VMS (hot flashes) due to menopause and potentially additional women’s health indications.
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
PH80 for Premenstrual Dysphoric Disorder

In an exploratory, randomized, double-blind, placebo-controlled Phase 2A clinical study of PH80 for management of the symptoms of PMDD in subjects with a regular menstrual cycle and at least a one-year history of PMDD, PH80 demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, using the subject-rated Penn Daily Symptom Report (DSR). PH80 was well-tolerated with no SAEs.
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
PH15 for Improvement of Psychomotor Impairment due to Mental Fatigue
PH15 is our investigational pherine product candidate under development as a treatment to improve psychomotor impairment caused by mental fatigue. PH15 is thought to target nasal receptors that modulate the nasal-entorhinal cortex area/hippocampus cognition neurocircuits, that are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated excellent safety data in all clinical trials completed to date and we believe PH15’s MOA is differentiated from the MOA of all currently approved treatments to improve psychomotor impairment caused by mental fatigue.
In a randomized, double-blind, placebo-controlled, crossover Phase 2A pilot study (n=10) designed to explore the efficacy, safety, and tolerability of intranasal administration of PH15 on psychomotor performance as measured by reaction time in sleep-deprived participants, PH15 demonstrated a statistically significant improvement in reaction time compared to placebo and caffeine in the sleep-deprived study participants. PH15 was well-tolerated in this study, with no SAEs reported. The adverse event profiles of PH15 and placebo were comparable.
We are currently evaluating the potential Phase 2 development path forward for PH15 and the manufacturing, nonclinical and Phase 1 clinical programs required to support submission of a U.S. IND to facilitate further potential Phase 2 development of PH15 in the U.S.
PH284
Overview of Cancer Cachexia

Cachexia, also known as wasting syndrome, is a complex metabolic syndrome that causes a gradual loss of muscle and body weight. Cachexia is associated with chronic diseases like cancer, AIDS, heart failure, chronic obstructive pulmonary disease, anorexia nervosa, multiple sclerosis, tuberculosis, and anemia. According to the National Cancer Institute (NCI), cachexia is estimated to occur in up to 80% of people with advanced cancer, depending on the type of cancer and how well they respond to cancer treatment. Cachexia is thought to directly cause up to 30% of cancer deaths, often because of heart or respiratory failure related to muscle loss. Maintaining nutritional support and alleviating cachexia has the potential to improve the underlying condition of cancer. Currently, there are no effective medical interventions or approved drugs proven to alleviate cachexia.

PH284 for Cancer Cachexia

PH284 is our investigational pherine product candidate with a novel, rapid-onset, neurocircuitry-focused proposed MOA that, we believe, is differentiated from all current treatments for the loss of appetite associated with chronic disorders, such as cancer or heart disease. PH284 is thought to act by modulating the nasal-limbic amygdala-hypothalamic depressed mood and appetite control neurocircuits.
In a double-blind, placebo-controlled exploratory Phase 2A study designed to evaluate the efficacy, safety, and tolerability of intranasal administration of PH284 in female patients diagnosed with cachexia (induced by chronic loss of appetite) due to terminal cancer, PH284 induced a cumulative effect on mean Subjective Feeling of Hunger (SFH) scores, as compared to placebo. No unusual changes in body weight were observed in either the PH284 or placebo groups, though on average, there was a small gain in body weight for PH284 versus a small loss in placebo. PH284 demonstrated no serious adverse events, and adverse events reported for the PH284 group were similar to those reported in the placebo-treated group. All the adverse events reported were attributed to the underlying medical condition (cancer) and were not deemed to be related to the administration of PH284 or placebo.
We are currently evaluating the potential path forward for PH284, including an assessment of the manufacturing, nonclinical and Phase 1 clinical programs required to support a U.S. IND application for potential further Phase 2 clinical development of PH284 for the treatment of cancer cachexia or other appetite-related disorders.
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
Based on observations and findings from preclinical studies, we believe AV-101 has the potential to become an oral treatment alternative for multiple neuroscience disorders, including levodopa-induced dyskinesia (LID) and neuropathic pain (NP) potentially among others. We are currently assessing whether there is a path forward for potential collaborative manufacturing, clinical development and commercialization of AV-101 for one or more neurological disorders involving the NMDAR.
The FDA has granted Fast Track designation for the investigation of AV-101 for the treatment of NP and for the adjunctive treatment of MDD.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).

Financial Operations Overview and Results of Operations
Financial Overview
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical trials focused on development and potential commercialization of our product candidates, with substantial emphasis on our lead pherine product candidates, fasedienol, itruvone, and PH80, for the acute treatment of SAD, and treatment of MDD and VMS due to menopause, respectively, over the last several years. At the end of our fiscal year ended March 31, 2024, we launched our PALISADE-3 Phase 3 clinical trial as part of our U.S. registration-directed PALISADE Program evaluating fasedienol for the acute treatment of anxiety in adults with SAD, and in September 2024, we initiated our PALISADE-4 Phase 3 clinical trial for the same indication, and incurred costs to plan and prepare for the initiation the Repeat Dose Study, which we initiated in January 2025. Both the PALISADE-4 Phase 3 trial and the Repeat Dose Study are also parts of our PALISADE Program for fasedienol in SAD. In addition, we are continuing to conduct various nonclinical studies and contract manufacturing activities involving other clinical-stage pherine product candidates in our neuroscience pipeline. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and nasal spray delivery device technologies.
At September 30, 2025, we had an accumulated deficit of approximately $442.1 million. Our net loss for the year ended March 31, 2025 (Fiscal 2025) and the year ended March 31, 2024 (Fiscal 2024) was approximately $51.4 million and $29.4 million, respectively, and we incurred a net loss of approximately $19.4 million and $34.5 million for the three and six months ended September 30, 2025, respectively. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing, pre-commercialization, and regulatory activities related to fasedienol, itruvone, PH80 and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and enable our strategic business plans.
Components of Results of Operations

Sublicense and Other Revenue

Sublicense and other revenue consist of revenue recognized under our License and Collaboration Agreement with AffaMed Therapeutics, Inc. (the Affamed Agreement) and our Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. Revenue is recognized as identified performance obligations are satisfied.

Operating Expense

Research and Development Expense

To date, our research and development expense has consisted primarily of external and internal costs related to the development of our product candidates and development programs. Our research and development expense primarily includes:

•External costs, including:

◦expenses incurred in connection with planning, preparing for and conducting clinical trials, including investigator grants and site payments, and pass-through expenses and expenses incurred under agreements with our contract research organizations (CROs), central laboratories and other vendors and service providers engaged to conduct our trials;

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

Research and development activities are central to our business model. There are numerous factors associated with the successful development of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs and regulatory pathways. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development.

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

•the cost and timing of manufacturing our product candidates and our reliance on third-party CDMOs;

•significant and changing government regulation and regulatory guidance;

•the impact of any business interruptions to our operations or to those of the third parties with whom we work, including consolidation of third-party CROs, CDMOs or preclinical and clinical research sites involved in our product development programs;

•adverse effects on the financial markets, the global economy, the supply chain and our expenses due to pandemics or other epidemic diseases, geopolitical instability, government shutdowns and RIFs, inflation, rising interest rates, government tariffs and other factors; and

•the extent to which we establish additional strategic collaborations or other arrangements.

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
Results of Operations for the Three and Six Months Ended September 30, 2025
The following table summarizes the results of our operations for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Sublicense and other revenue	$258	$183	$502	$267
Total revenues	258	183	502	267
Operating expenses:
Research and development	15,915	10,215	27,693	17,863
General and administrative	4,396	4,195	8,667	8,762
Total operating expenses	20,311	14,410	36,360	26,625
Loss from operations	(20,053)	(14,227)	(35,858)	(26,358)
Other income, net:
Interest income, net	630	1,273	1,342	2,671
Other income	6	—	4	—
Loss before income taxes	(19,417)	(12,954)	(34,512)	(23,687)
Income taxes	—	(7)	—	(7)
Net loss	$(19,417)	$(12,961)	$(34,512)	$(23,694)
Revenue
We recognized $0.3 million and $0.5 million in sublicense and other revenue for the three and six months ended September 30, 2025, as compared to $0.2 million and $0.3 million for the three and six months ended September 30, 2024, respectively. The increase in sublicense and other revenue of is due to timing of revenue recognized under the AffaMed Agreement.
Absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay consistent in future periods as we continue to recognize revenue under the AffaMed Agreement.

Research and Development Expense
The following table summarizes our research and development expense for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Clinical and nonclinical studies and development expense by program
Fasedienol	$11,342	$5,850	$19,313	$9,626
All other	749	569	985	867
Total clinical and nonclinical studies and development expense	12,091	6,419	20,298	10,493
Salaries and benefits	2,604	2,487	5,089	4,635
Stock-based compensation	475	432	861	1,106
Consulting and professional services	350	456	640	923
Occupancy and all other costs	395	421	805	706
Total research and development expense	$15,915	$10,215	$27,693	$17,863
Research and development expense was $15.9 million and $27.7 million for the three and six months ended September 30, 2025, as compared to $10.2 million and $17.9 million for the three and six months ended September 30, 2024, respectively.
The increase of $5.7 million in research and development expense for the three months ended September 30, 2025 as compared to the same period in Fiscal 2025 was primarily due to an increase in expense of $5.5 million related to our U.S. registration-directed PALISADE Program for fasedienol for the acute treatment of SAD, and an increase of $0.1 million in connection with the increased headcount.
The increase of $9.8 million in research and development expense for the six months ended September 30, 2025 as compared to the same period in Fiscal 2025 was primarily due to an increase in clinical development expense of $9.7 million, related to our U.S. registration-directed PALISADE Program for fasedienol for the acute treatment of SAD and an increase of $0.2 million in connection with increased headcount, partially offset by a decrease in consulting and professional services of $0.3 million.
We expect that our research and development expense will increase over the next fiscal year as we continue to advance our pherine product candidates through nonclinical studies, clinical trials, and expand third-party contract manufacturing and regulatory activities required to advance further research and development of our current pherine product candidates and potentially, additional pherine product candidates, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of any pherine product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate.
General and Administrative Expense
General and administrative expense was $4.4 million and $8.7 million for the three and six months ended September 30, 2025, as compared to $4.2 million and $8.8 million for the three and six months ended September 30, 2024, respectively.
We expect that our general and administrative expense may increase substantially over the next fiscal year as we hire additional personnel to support the continued growth of our research and development, contract manufacturing and pre-commercialization operations and incur additional expenses associated with being a public company.
Other Income
Interest income, net, decreased for the three and six months ended September 30, 2025 as compared to the same period in Fiscal 2025 primarily due to a decrease in amounts invested in interest bearing securities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, as of September 30, 2025, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $370.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, consideration for our acquisition of Pherin Pharmaceuticals, Inc. in February 2023 (the Pherin Acquisition), and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program, under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. During the three and six months ended September 30, 2025, we sold an aggregate of 9,608,772 and 9,798,839 shares under the Sales Agreement, for net proceeds of $27.9 million and $28.3 million, respectively. We did not sell any shares under the Sales Agreement, during the three or six months ended September 30, 2024.
As of September 30, 2025 we had cash, cash equivalents, and marketable securities of approximately $77.2 million. As of November 13, 2025, the issuance date of the condensed consolidated financial statements in this Quarterly Report as of and for the three and six months ended September 30, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore we concluded that substantial doubt existed about our ability to continue as a going concern.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including, but not limited to sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of one or more of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have an obligation to do so.
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

Cash Flows
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(32,605)	$(21,755)
Net cash used in investing activities	(882)	(13,253)
Net cash provided by financing activities	29,142	88
Net increase (decrease) in cash and cash equivalents	(4,345)	(34,920)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$62,786	$84,246
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2025 was $32.6 million, consisting primarily of our net loss of $34.5 million, adjusted for $2.1 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.2 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended September 30, 2024 was $21.8 million, consisting primarily of our net loss of $23.7 million, adjusted for $2.4 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.5 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the six months ended September 30, 2025 was $0.9 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the six months ended September 30, 2024 was $13.3 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2025 was $29.1 million, consisting primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $28.3 million, and proceeds from the issued note payable related to the insurance premium financing arrangement of $1.0 million.

Net cash provided by financing activities during the six months ended September 30, 2024 was immaterial.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three and six months ended September 30, 2025, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 17, 2025 (the Annual Report).
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and six months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer), who is also serving as our interim principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and interim principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended September 30, 2025, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
On February 13, 2025, John Cesario and David Preka (the Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Plaintiffs filed an amended complaint on March 10, 2025 (the First Amended Complaint). On September 3, 2025, we filed a motion to dismiss the First Amended Complaint. On October 9, 2025, the Court granted Plaintiffs leave to amend the First Amended Complaint, and on November 3, 2025, the Plaintiffs filed a second amended complaint (the Second Amended Complaint). A hearing on the motion to dismiss is currently scheduled for December 9, 2025. On November 6, 2025, we filed a response to the Second Amended Complaint requesting that the Court maintain the currently scheduled hearing on December 9, 2025.
The Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The operative complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, along with other causes of action. The Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. The Complaint also alleges that the Board, certain of the Company’s professional and financial advisors, and industry analysts aided and abetted the alleged wrongful conduct. The Company believes all allegations asserted in the Complaint are wholly without merit, and intends to defend them vigorously.
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

•reduction in staffing, large staff turnover, changes to key personnel on applicable regulatory review teams and/or inadequate funding for the FDA or other government agencies, including those resulting from government shutdowns and reductions in force (RIFs), could hinder those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business; and

•other risks and uncertainties, including those described below.

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

•failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis, review of IND, NDA or similar foreign applications, preparation, discussions with the FDA or foreign regulatory authorities, a FDA or foreign regulatory authority request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $51.4 million and $29.4 million for the years ended March 31, 2025 and 2024, respectively, and we incurred a net loss of $34.5 million during the six months ended September 30, 2025. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, and commercialization of our product candidates.

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

•the cost of formulating and manufacturing our product candidates, and our reliance on third-party CDMOs to do so;

•the extent to which we establish and maintain strategic partnerships, licensing or other collaborative arrangements necessary for the development and commercialization of our product candidates, on favorable financial terms, if at all;

•subject to regulatory approval, market acceptance of our product candidates;

•the effect of competing technological and market developments;

•our headcount growth and associated costs as we expand our research and development, market development, pre-commercial and commercialization activities;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•the costs of operating as a public company.

As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $77.2 million. As of November 13, 2025, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended September 30, 2025, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan for the development and potential approval of our product candidates.

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request or provide feedback to suggest that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, dosing strategy, endpoints and trial designs that we use for our clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed the PALISADE Phase 3 public speaking challenge studies in our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD using a public speaking challenge with SUDS as the primary endpoint based on FDA communications, the FDA has also communicated that additional studies or data are needed to support approval. For example, the Repeat Dose Study was designed to incorporate FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect, but the FDA may ultimately determine that the study or its results are not adequate to support approval. Moreover, we plan to generate additional evidence recommended by the FDA to further characterize the clinical meaningfulness of the duration and magnitude of effect of fasedienol, but there can be no assurance that the design of our completed, ongoing and/or planned clinical trials or other activities to address FDA feedback on the development program will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional clinical trials, generate additional information, or that completing these trials and other activities will result in regulatory approval, particularly given that the FDA has not granted regulatory approval to a drug on the basis of SUDS as a primary endpoint. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the acute treatment of SAD and certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD, itruvone for the treatment of MDD and PH80 for the management of VMS (hot flashes) associated with menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We have experienced, and may further experience delays in completing our contract manufacturing, clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•regulators, institutional review boards (IRBs), or other reviewing bodies such as ethics committees may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

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

We may also experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for our product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials that are related to or deemed to be caused by any of our product candidates, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters (including as a result of climate change), geopolitical incidents, pandemics or macroeconomic conditions, may disrupt our clinical trials.

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

•a FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of overall effectiveness or safety in a NDA and require additional clinical studies or other information;

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

If unacceptable side effects arise in the development of our product candidates, specifically those deemed to be caused by or directly related to any of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

As of September 30, 2025, we had 59 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Our results of operations could be adversely affected by either domestic or global political conditions, as well as general conditions in the domestic or global economy and in the U.S. and global financial and stock markets. Domestic and global financial and political crises cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged government shutdown and/or economic downturn, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining domestic or global economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

While we have in the past and may in the future seek designations for our product candidates with the FDA and comparable foreign regulatory authorities that are intended to confer benefits such as a faster development process, an accelerated regulatory pathway or regulatory exclusivity, there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
The FDA and comparable foreign regulatory authorities offer certain designations for product candidates. These programs are designed to encourage the research and development of product candidates that are intended to address serious conditions. These designations may confer benefits such as additional interaction with regulatory authorities and eligibility for expedited review procedures. However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits. For example, we have in the past and may in the future seek Fast Track Designation and/or Breakthrough Therapy designation for some of our product candidates. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it.
The FDA has granted Fast Track designation for fasedienol for the acute treatment of SAD, for itruvone for the treatment of MDD, and for AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain, and we may seek Fast Track Designation for some of our other pherine product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may be eligible for Fast Track designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the application may be eligible for priority review. A NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
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
A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For a product candidate that has been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates receiving Breakthrough Therapy designation also receive the same benefits associated with Fast Track designation, described above. Designation as a Breakthrough Therapy is within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. For example, the FDA has declined to grant our requests for breakthrough therapy designation for fasedienol for the acute treatment of SAD. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.
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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, or changes to key personnel on relevant regulatory review teams at the FDA, other government agencies and comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies and comparable foreign regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA and the USPTO, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect ability of these agencies to conduct routine activities. Further in 2025, a government shutdown has occurred. If the shutdown continues, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Significant reductions in, or disruptions to, staffing and resources available at the USPTO could lead to delays in the examination or approval of patent applications, or to other challenges in securing and/or enforcing our intellectual property rights.

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

Our success will depend significantly on our ability to obtain and maintain commercially meaningful patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own patents and patent applications related to product candidates fasedienol, itruvone, PH80, PH15, and AV-101 and nasal spray delivery devices, and have licensed patents and patent applications related to certain stem cell technologies.

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

We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, or former or current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries. Moreover, public policy, both within and outside the U.S., has become increasingly unfavorable toward intellectual property rights. We cannot be certain that we will secure and maintain adequate patent protection for new products and technologies in the United States and other important markets. If these developments were to occur, they could have a material adverse effect on our sales.

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

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, we may not be able to obtain a trademark registration in the US or other countries that provides optimal brand name protection, and we may not be able to obtain the same trademark registration in the US and other countries. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act). In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the quarter ended September 30, 2025. The Company is currently in the process of analyzing the tax impacts of the OBBB Act, but we do not expect a material impact on our financial statements. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock

Our ability to use our net operating losses and research and development tax credits to offset future taxable income may be subject to certain limitations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
On November 12, 2025 Shawn K. Singh, JD, age 62, our President and Chief Executive Officer, was appointed to act, on a temporary basis, as our interim principal financial and accounting officer, pending the completion of our ongoing search for a successor to our previous Chief Financial Officer. The information required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K is incorporated by reference from our definitive proxy statement on Schedule 14A filed with the SEC on July 28, 2025.
Item 6. Exhibits

Exhibit Number	Description
10.1*	Consulting Agreement, by and between Vistagen Therapeutics, Inc. and Jerry Gin, dated September 9, 2025
10.2*	Consulting Agreement by, and between Vistagen Therapeutics, Inc. and Cynthia Anderson, dated October 15, 2025
10.3	Indemnification Agreement, by and between Vistagen Therapeutics, Inc. and Paul R. Edick, dated October 29, 2025, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2025
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.

Dated: November 13, 2025	/s/ Shawn K. Singh, JD
Shawn K. Singh, JD
President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial and Accounting Officer)