Form 10-Q
period 2025-12-31
Vistagen Therapeutics, Inc.
filed 2026-02-12
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 11, 2026, 39,620,317 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,371	$67,131
Marketable securities	14,399	13,351
Prepaid expenses and other current assets	1,475	1,594
Total current assets	63,245	82,076
Property and equipment, net	480	476
Right-of-use asset - operating lease	939	1,335
Other assets	392	454
Total assets	$65,056	$84,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280	$653
Accrued expenses	9,254	8,810
Note payable	379	—
Deferred revenue - current portion	1,999	2,588
Operating lease obligation - current portion	617	561
Total current liabilities	13,529	12,612
Deferred revenue - non-current portion	176	391
Operating lease obligation - non-current portion	431	948
Total liabilities	14,136	13,951
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and March 31, 2025; no shares outstanding at December 31, 2025 and March 31, 2025	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at December 31, 2025 and March 31, 2025; 39,624,839 and 29,001,481 shares issued at December 31, 2025 and March 31, 2025, respectively	40	29
Additional paid-in capital	515,878	481,956
Treasury stock, at cost, 4,522 shares of common stock held at December 31, 2025 and March 31, 2025	(3,968)	(3,968)
Accumulated other comprehensive income	13	5
Accumulated deficit	(461,043)	(407,632)
Total stockholders’ equity	50,920	70,390
Total liabilities and stockholders’ equity	$65,056	$84,341
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Sublicense and other revenue	$303	$234	$804	$501
Total revenues	303	234	804	$501
Operating expenses:
Research and development	14,223	11,305	41,914	$29,168
General and administrative	5,626	4,049	14,299	$12,811
Total operating expenses	19,849	15,354	56,213	$41,979
Loss from operations	(19,546)	(15,120)	(55,409)	$(41,478)
Other income, net:
Interest income, net	647	1,031	1,989	$3,702
Other income	—	—	9	—
Loss before income taxes	(18,899)	(14,089)	(53,411)	(37,776)
Income taxes	—	—	—	$(7)
Net loss	$(18,899)	$(14,089)	$(53,411)	$(37,783)
Unrealized gain (loss) on marketable securities	(1)	(11)	8	11
Comprehensive loss	$(18,900)	$(14,100)	$(53,403)	$(37,772)
Basic and diluted net loss per common share	$(0.45)	$(0.46)	$(1.46)	$(1.23)
Weighted average common shares outstanding, basic and diluted	42,234,405	30,711,872	36,655,195	30,649,384
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$—	$(356,214)	$114,286
Stock-based compensation expense	—	—	1,160	—	—	—	1,160
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	29,898	—	88	—	—	—	88
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(10,733)	(10,733)
Balance at June 30, 2024	27,059,629	$27	$475,689	$(3,968)	$2	$(366,947)	$104,803
Stock-based compensation expense	—	—	1,112	—	—	—	1,112
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(12,961)	(12,961)
Balance at September 30, 2024	27,059,629	$27	$476,801	$(3,968)	$22	$(379,908)	$92,974
Stock-based compensation expense	—	—	1080	—	—	—	1,080
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	44,906	—	113	—	—	—	113
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(11)	—	(11)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	428,322	1	1,054	—	—	—	1,055
Issuance of common stock upon exercise of Pre-Funded Warrants	788,359	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,089)	(14,089)
Balance at December 31, 2024	28,321,216	$28	$479,048	$(3,968)	$11	$(393,997)	$81,122
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
Stock-based compensation expense	—	—	916	—	—	—	916
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	95,037	—	161	—	—	—	161
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	190,067	—	397	—	—	—	397
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2025	29,286,585	$29	$483,430	$(3,968)	$1	$(422,727)	$56,765
Stock-based compensation expense	—	—	1,096	—	—	—	1,096
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	9,608,772	10	27,872	—	—	—	27,882
Issuance of common stock upon exercise of stock options	211	—	—	—	—	—	—
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(19,417)	(19,417)
Balance at September 30, 2025	38,895,568	$39	$512,398	$(3,968)	$14	$(442,144)	$66,339
Stock-based compensation expense	—	—	1,096	—	—	—	1,096
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	122,747	—	70	—	—	—	70
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(1)	—	(1)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	604,405	1	2,307	—	—	—	2,308
Issuance of common stock upon exercise of stock options	2,119	—	7	—	—	—	7
Net loss	—	—	—	—	—	(18,899)	(18,899)
Balance at December 31, 2025	39,624,839	$40	$515,878	$(3,968)	$13	$(461,043)	$50,920
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,411)	$(37,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	110
Stock-based compensation	3,108	3,352
Amortization of operating lease right-of-use asset	396	359
Non-cash interest expense	1	—
Accretion on marketable securities	(412)	(261)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	119	125
Other assets	(46)	190
Operating lease liability	(461)	(407)
Deferred revenue, net of deferred contract acquisition costs	(748)	(446)
Accounts payable and accrued expenses	1,071	2,726
Net cash used in operating activities	(50,236)	(32,035)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(151)	(103)
Sales and maturities of marketable securities	16,000	7,497
Purchases of marketable securities	(16,627)	(21,069)
Net cash used in investing activities	(778)	(13,675)

Cash flows from financing activities:
Net proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	30,638	1,058
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	231	201
Issuance of note payable for insurance policy	1,020	—
Net proceeds from option exercises	7	—
Repayment of notes payable	(642)	—
Net cash provided by financing activities	31,254	1,259
Net change in cash and cash equivalents	(19,760)	(44,451)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$47,371	$74,715
Supplemental disclosure of noncash activities:
Non-cash investing and financing activities:
Cash paid for interest	$28	$—
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and potentially commercialize a new class of non-systemic intranasal product candidates called pherines. Our clinical-stage neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel proposed mechanism of action (MOA) and at least one positive clinical study involving our targeted patient population. Pherines rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.
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
Liquidity and Going Concern
In order to complete the development of our neuroscience product candidates and to expand our infrastructure and operations in a manner we believe will be necessary to commercialize our product candidates, if approved, on our own or with one or more collaborators, we will require substantial additional capital. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we will seek to raise any necessary additional capital through equity and/or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount and timing of our capital requirements. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur.
We have incurred significant losses and negative cash flows from operations since inception. As of December 31, 2025, we had an accumulated deficit of $461.0 million, and cash used in operations for the nine months ended December 31, 2025 was $50.2 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop and, if approved, commercialize our product candidates.
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the date these consolidated financial statements in this Report are issued. This evaluation initially does not take into consideration the potential mitigating effects of management’s plans that have not yet been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effects of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effects of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity and/or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within our control nor have these plans been approved by the Board as of the date of these consolidated financial statements.
As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $61.8 million. As of February 12, 2026, the issuance date of the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025 in this Report, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore we concluded that substantial doubt exists about our ability to continue as a going concern.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including, but not limited to sales of our securities under our Open Market Sale Agreement with Jefferies LLC, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of one or more of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity and/or debt securities, we do not have an obligation to do so.

Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff or other actual and/or planned adjustments to our operations, the scope and nature of opportunities related to our success or failure in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the nonclinical and clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based and/or debt-based capital and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.

There can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise. Further, on February 3, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards by August 3, 2026, the expiration of the 180-day period in which to regain compliance, unless extended, could potentially result in a delisting of our common stock, which could materially reduce the liquidity of our common stock, result in a further reduction in the price of our common stock, require us to implement our stockholder-authorized reverse stock split to maintain our listing, and/or impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. If we do not regain compliance by August 3, 2026, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we are unable to regain timely compliance with the Nasdaq continued listing standards and/or obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our common stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, and we may not be able to continue as a going concern.
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
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2025, and 2024 to the recently issued accounting standards, for the nine months ended December 31, 2025.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which provides clarity on the required interim disclosures under Topic 270 by providing a comprehensive list of required interim disclosures, and clarifies the applicability of Topic 270. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-11 may be adopted on a prospective or retrospective basis. We are currently evaluating the impact of this guidance on our financial statements.
3. Fair Value Measurements
The following tables show our cash, cash equivalents and marketable securities at fair value as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$47,371	$—	$—	$47,371
Marketable securities
U.S. treasury securities	—	14,399	—	14,399
Total	$47,371	$14,399	$—	$61,770

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$67,131	$—	$—	$67,131
Marketable securities
U.S. treasury securities	—	13,351	—	13,351
Total	$67,131	$13,351	$—	$80,482
The carrying amounts of our prepaid expenses and other current assets, accounts payable, accrued expenses, and the note payable approximate fair value due to their short maturities. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2025 or March 31, 2025. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

We did not record any impairment charges related to our marketable debt securities during the three and nine months ended December 31, 2025 or 2024.
The following tables summarizes our marketable securities as of December 31, 2025 and March 31, 2025 (in thousands):

		December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,386	$13	$—	$14,399
Total		$14,386	$13	$—	$14,399

		March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,346	$5	$—	$13,351
Total		$13,346	$5	$—	$13,351

4. Notes Payable
In May 2025, we executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note is payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of December 31, 2025, the outstanding balance related to the premium financing was $0.4 million. Interest accrued related to the premium financing arrangement was immaterial as of December 31, 2025.
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

Open Market Sale Agreement
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. As of December 31, 2025, shares of common stock with an aggregate offering price of approximately $140.5 million remained available for offer and sale under the Sales Agreement.

During the three and nine months ended December 31, 2025, we sold 604,405 and 10,403,244 shares of our common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $2.3 million and $30.6 million after sales agent commissions, respectively. During the three and nine months ended December 31, 2024, we sold 428,322 shares under the Sales Agreement, resulting in net cash proceeds of approximately $1.1 million, after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
Common Stock Warrants
At December 31, 2025, the following common stock warrants were outstanding:

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

The weighted average exercise price of all outstanding warrants at December 31, 2025 is $6.42 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. In October 2024, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock. In December 2024, 33,334 warrants to purchase common stock, with an exercise price of $15.00 per share, expired. In July 2025, 12,352 warrants to purchase common stock with an exercise price of $21.90 per share, expired.

6. Stock-Based Compensation
A summary of our stock option activity for the period ended December 31, 2025 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	3,239,642	$10.32	8.4	$8
Granted	1,861,827	$2.13
Exercised	(2,330)	$3.32
Forfeited	(235,909)	$2.55
Expired	(7,192)	$84.30
Outstanding at December 31, 2025	4,856,038	$7.51	7.8	$—
Exercisable at December 31, 2025	2,232,281	$12.96	6.6	$—
Vested and expected to vest as of December 31, 2025	4,856,038	$7.51	7.8	$—
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

Nine Months Ended December 31,
	2025	2024
Risk-free interest rate	3.64% - 4.19%	3.48% - 4.43%
Expected term (years)	5.27 - 6.08	5.07 - 6.14
Expected stock price volatility	155.06% - 164.30%	164.30% - 176.22%
Dividend yield	—	—
Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Research and development expense	$466	$427	$1,327	$1,533
General and administrative expense	630	653	1,781	1,819
Total stock-based compensation expense	$1,096	$1,080	$3,108	$3,352
The weighted-average grant date fair value of options granted during the nine months ended December 31, 2025 and 2024 was $2.20 and $3.49 per share, respectively. The intrinsic value of options exercised during the nine months ended December 31, 2025 was immaterial. No options were exercised during the nine months ended December 31, 2024. As of December 31, 2025, total compensation cost not yet recognized related to unvested stock options was $6.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
From time to time, the Company grants to its employees, upon approval by the Board or an authorized committee thereof, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). To date, all options to purchase shares of common stock granted as inducement awards were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as the 2019 Omnibus Equity Incentive Plan. During the nine months ended December 31, 2025, the Company granted an aggregate of 300,000 options to purchase shares of common stock as an inducement to employment for newly hired executive officers.

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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2025	2024
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended	4,856,038	3,121,892
Outstanding warrants to purchase common stock	20,559,108	20,571,460
Total	25,415,146	23,693,352
8. Sublicensing and Collaborative Agreements
The following table presents changes in contract assets and liabilities during the nine months ended December 31, 2025. Contract acquisition costs are included as a component of other assets on our condensed consolidated balance sheets.

	Balance at March 31, 2025	Additions	Deductions	Balance at December 31, 2025
Contract assets:
Deferred contract acquisition costs	$130	$—	$(56)	$74
Contract liabilities:
Deferred revenue	$2,979	$—	$(804)	$2,175
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
As of December 31, 2025 and March 31, 2025, we had short-term deferred revenue of $0.7 million and $1.3 million, respectively, and long-term deferred revenue of $0.2 million and $0.4 million, respectively, related to the AffaMed Agreement. During the three and nine months ended December 31, 2025, we recognized revenue of $0.3 million and $0.8 million, respectively, as compared to $0.2 million and $0.5 million during the three and nine months ended December 31, 2024, respectively, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
Fuji Pharma Agreement
On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize refisolone (formerly PH80) in Japan. Refisolone, our clinical-stage pherine product candidate focused on women's health conditions, primarily the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for refisolone (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration (FDA) accepts our refisolone Investigational New Drug (IND) application for clinical development of refisolone in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
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
As of December 31, 2025, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as short term, as a component of deferred revenue, current portion, on the condensed consolidated balance sheets. During the three and nine months ended December 31, 2025 and 2024, we recognized no revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon termination of the Exclusive Negotiation Period, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of termination.

9. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. Pursuant to the agreement, Mr. Dotson received an initial payment of $100,000 and $10,000 per month from September 2023 through August 2024. In August 2024, the agreement was amended to extend the expiration date to March 31, 2025, and subsequently amended to extend the expiration to March 31, 2026. During the three and nine months ended December 31, 2025 and 2024, we recorded expense under the consulting agreement of $30,000 and $90,000, respectively.
10. Commitments and Contingencies
From time to time, we may be party to litigation, arbitration or other legal proceedings in the course of our business. Currently, we are party to a civil action filed against the Company and our Board of Directors, certain of our executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders, filed pro se (i.e., acting on their own behalf rather than through an attorney), seeking compensatory and punitive damages, as well as fees and costs. In addition, on January 15, 2026, a putative class action complaint was filed against the Company and certain of our executive officers in the United States District Court for the Northern District of California (Case No. 3:26-cv-00427) by a purported stockholder seeking an unspecified amount of damages. The Company believes both actions are wholly without merit, and intends to vigorously defend itself in both cases.
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
11. Subsequent Events
On February 3, 2026, the Company received a letter from the Nasdaq Listing Qualifications Staff indicating that, based upon the closing bid price of shares of the Company’s common stock for the 30 consecutive business day period between December 17, 2025 and February 2, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 3, 2026 (the Compliance Period), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq.

The Company intends to actively monitor the closing bid price of its shares of common stock during the Compliance Period and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the minimum bid price requirement. While the Company is exercising diligent efforts to maintain the listing of its common stock on the Nasdaq Capital Market, there can be no assurance that the Company will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standard.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report or Report) may constitute “forward-looking statements” for purposes of the federal securities laws, including the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are also forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” "continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:
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
•our ability to attract and retain key scientific, medical, commercial and management personnel and the impact of any reductions in force (RIFs);
•our estimates regarding expenses, future revenue, and needs for additional financing;
•our future financial performance;
•our ability to recognize the anticipated benefits of our License and Collaboration Agreement with AffaMed Therapeutics, Inc. (including our ability to receive future payments thereunder) and any other future financing or business development transactions;
•the effect of adverse market or macroeconomic conditions, including, among others, tariffs, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, reduced staffing at the Company or at the FDA or other government regulatory agencies, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•other risks and uncertainties, including those listed under Part I, Item 1A of this Quarterly Report titled “Risk Factors.”
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
Business Overview
We are a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and potentially commercialize a new class of intranasal product candidates called pherines. Our broad and diverse neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel proposed mechanism of action (MOA) and at least one positive clinical study involving our targeted patient population. Pherines rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.

Our most advanced intranasal pherine product candidate is fasedienol, which is being investigated in our U.S. registration-directed PALISADE Program for the acute treatment of social anxiety disorder (SAD). There are four Phase 3 trials of fasedienol for the acute treatment of SAD in our PALISADE Program – PALISADE-1, PALISADE-2, PALISADE-3 and PALISADE-4. We have concluded PALISADE-1, PALISADE-2 and the randomized portion of PALISADE-3. PALISADE-2 achieved its primary endpoint; neither PALISADE-1 nor PALISADE-3 achieved its primary endpoint. PALISADE-4, and a small exploratory Phase 2B trial designed to assess efficacy, safety and tolerability of a repeat dose of fasedienol in adults with SAD in a public speaking challenge in a clinical setting (the Repeat Dose Study), are ongoing. Topline data for PALISADE-4 and the Repeat Dose Study are expected in the first half of calendar year 2026.

We have also reported positive results from an exploratory Phase 2A clinical trial for each of our next most advanced pherine product candidates, itruvone for treatment of major depressive disorder, and refisolone (formerly PH80) for both vasomotor symptoms (hot flashes) due to menopause and premenstrual dysphoric disorder, as well as a pilot Phase 2A study of PH15 for improvement of psychomotor impairment due to mental fatigue and an exploratory Phase 2A study of PH284 for treatment of cancer cachexia.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet patient needs and delivering long-term value to our stockholders.
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

Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol, our lead clinical-stage product candidate, is a synthetic neurocircuitry-focused intranasal pherine in an ongoing U.S. registration-directed Phase 3 clinical development program for the acute treatment of anxiety in adults with SAD. Fasedienol's proposed MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol modulates the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of SAD. Fasedienol is pharmacologically active without requiring apparent systemic absorption or direct binding on neurons in the brain to achieve its rapid-onset anxiolytic effects. Fasedienol has no observed binding on certain cellular receptors in the brain that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) when activated by certain other pharmaceutical compounds for neuropsychiatric and neurological disorders. Unlike benzodiazepines, fasedienol has no observed potentiation of GABA-A. Because of its innovative non-systemic neurocircuitry-focused proposed MOA, we believe fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with SAD on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

Fasedienol's U.S. Registration-directed PALISADE Program
Fasedienol is under development, and has received fast track designation, for the acute treatment of SAD, and is designed to reduce the wave of anxiety usually experienced by SAD patients before engaging in (and during) a feared and anxiety-provoking social or performance situation. While there are approved treatments for SAD, none are approved for the acute treatment of SAD on an as-needed basis in connection with an anxiety-producing social or performance-based event. We have designed fasedienol nasal spray with the goal of creating a product candidate with a rapid-onset non-systemic proposed MOA and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA for the treatment of SAD.

Our PALISADE Program includes the PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4 Phase 3 studies. These clinical trials are randomized, double-blind, placebo-controlled, U.S. multi-center Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a five-minute, simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured by the least squares (LS) mean change from baseline on the patient-rated Subjective Units of Distress Scale (SUDS) score for fasedienol compared with placebo as the primary efficacy endpoint. Neither PALISADE-1, completed in 2022, nor PALISADE-3, the randomized portion of which was completed in December 2025, achieved its primary endpoint in the randomized phase of each study, as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo. After receipt of negative top-line results from PALISADE-1 during the COVID-19 pandemic, we terminated PALISADE-2 prior to completion (after enrolling 141 patients out of a planned 208) and analyzed the data from the 141 enrolled subjects. In August 2023, we announced that PALISADE-2 achieved its primary efficacy endpoint as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo. Safety data for fasedienol have been consistently favorable across all clinical trials completed to date.

Based on the positive data from PALISADE-2, we initiated PALISADE-3 and PALISADE-4 using the same randomized trial designs and primary efficacy endpoint utilized in PALISADE-2, and added an open-label extension to each of the studies. As noted above, PALISADE-3, the randomized portion of which was completed in December 2025, did not achieved its primary endpoint. Topline data from the randomized portion of PALISADE-4 are expected in the first half of calendar 2026.

We have aligned with the FDA that a clinic-based public speaking challenge and the SUDS are the appropriate study design and primary efficacy endpoint, respectively, to measure anxiety immediately related to the specific stressor, and is an appropriate and efficient path for our U.S. registration-directed PALISADE Program, which is focused on fasedienol’s potential to become the first FDA-approved acute treatment of anxiety for adults with SAD. Based on FDA feedback, in addition to the Repeat Dose Study, we plan to generate evidence to support the clinical meaningfulness of the duration and magnitude of effect of fasedienol, which, pending the results of PALISADE-4 and further feedback from the FDA, we intend to include in a potential NDA submission together with data from our pivotal program, Repeat Dose Study, open-label long-term safety studies, a human factors study, and other clinical and preclinical studies.

We believe PALISADE-4, if successful, together with the positive results from PALISADE-2 and evidence we plan to generate to support the clinical meaningfulness of the duration and magnitude of effect of fasedienol, may establish substantial evidence of the effectiveness of fasedienol in support of a potential NDA submission to the FDA for the acute treatment of SAD, although we have not discussed this plan with the FDA subsequent to receipt of top-line results from the randomized portion of PALISADE-3. As we move closer toward potential completion of Phase 3 development, we plan to seek further feedback from the FDA regarding the proposed submission package for a potential NDA.

We believe fasedienol has the potential to be the first FDA-approved acute treatment of SAD and may provide significant advantages relative to the suboptimal standard of care for the highly prevalent disorder.
Itruvone
Overview of Major Depressive Disorder
Depression is a serious medical condition and a global public health concern that can arise at any time during a person's life. According to the World Health Organization (WHO), depression affects over 300 million people worldwide. The U.S. National Institute of Mental Health (NIMH) reports that approximately 21 million adults in the U.S., or approximately 8.4% of all adults in the U.S., experienced at least one major depressive episode in 2020. While many individuals will experience a depressive episode at some point during their lifetime, major depressive disorder (MDD) is different. MDD is the chronic, pervasive feeling of utter unhappiness and suffering, which impairs daily functioning. Symptoms of MDD can include a lack of pleasure in activities, changes in appetite resulting in weight fluctuations, insomnia or excessive sleeping, psychomotor agitation, loss of energy or increased fatigue, feelings of worthlessness or inappropriate guilt, difficulty thinking, concentrating or making decisions, and thoughts of death or suicide and attempts at suicide. MDD is the psychiatric diagnosis most commonly associated with suicide.

For many people, depression cannot be controlled for any length of time without treatment. However, approximately two out of every three people who are treated for depression do not experience adequate therapeutic benefits from their initial treatment with a standard antidepressant. Even after multiple treatment attempts, about one-third of treated individuals are unable to find a sufficiently effective therapy. Inadequate response to current treatments is among the key reasons MDD is one of the leading public health concerns in the U.S., creating a significant unmet medical need for new agents with fundamentally differentiated MOAs and differentiated safety.

Itruvone for the Treatment of Major Depressive Disorder

Itruvone is our investigational pherine product candidate under development as a stand-alone treatment of MDD. The FDA has granted fast track designation for development of itruvone for MDD. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone's proposed MOA involves modulation of the nasal-limbic amygdala anhedonia and depressed mood neurocircuits. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe non-systemic itruvone has the potential to treat MDD without causing the side effects and safety concerns that may be associated with currently approved systemic antidepressant therapies, including, among others, drug-drug interactions, psychological side effects, sexual side effects, sedation, weight gain and suicidal ideation.

In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD, itruvone reduced depressive symptoms in as soon as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo. Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. Positive data from our June 2023 Phase 1 trial of itruvone demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial, consistent with previous clinical studies of itruvone. As a result, building on the positive results from the previous Phase 2A clinical development of itruvone in MDD, we are currently planning for potential U.S. Phase 2B clinical development of itruvone as a stand-alone treatment for MDD.
Refisolone (formerly PH80)
Overview of Vasomotor Symptoms (Hot Flashes) due to Menopause
Vasomotor symptoms (VMS), comprised of hot flashes and night sweats, are the most common symptoms of the menopausal transition, affecting 60% - 80% of menopausal women in the U.S., according to SWAN (Study of Women Across the Nation) and other published studies. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes and may be accompanied by sweating, chills, and anxiety. Although there is individual variability in the frequency and severity of symptoms, VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life and work productivity for those who experience symptoms. While there are FDA-approved therapies for the treatment of moderate to severe VMS due to menopause, many women are unable to use current therapies due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity.

Refisolone for the Treatment of Vasomotor Symptoms (Hot Flashes) due to Menopause

Refisolone (formerly PH80) is our investigational pherine product candidate under development as a novel, non-hormonal, non-systemic, as-needed treatment of moderate to severe VMS (hot flashes) due to menopause, and potentially additional women’s health-focused indications. Refisolone’s proposed MOA is fundamentally differentiated from all currently approved treatments for VMS (hot flashes) due to menopause. Administration of low microgram doses of refisolone appears to rapidly activate peripheral nasal chemosensory neurons that modulate the nasal-limbic amygdala-hypothalamic depressed mood and thermoregulatory neurocircuits. Notably, in vitro studies showed that refisolone had no observed engagement with steroid receptors. An in vivo study in mice showed no observed estrogenic and/or androgenic activity and no changes in weight of the uterus or seminal vesicles after intranasal administration. Additionally, in an in vitro study refisolone did not exert observable effects on receptor targets with known abuse potential, and a clinical study in human volunteers showed no detectable refisolone in blood plasma, indicating the non-systemic nature of refisolone's potential therapeutic benefit.

In a randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of refisolone that was designed to explore the efficacy, safety, and tolerability of intranasal administration of refisolone for the management of menopausal hot flashes in women, refisolone produced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the four consecutive week treatment period. Refisolone was well-tolerated with no treatment-related SAEs reported, and the adverse event profiles were comparable between refisolone and placebo. No subject discontinued participation in the study as a result of adverse events.

We are currently preparing for our planned submission of our U.S. IND to facilitate further Phase 2 clinical development of refisolone in the U.S. as a potential treatment of moderate to severe VMS (hot flashes) due to menopause and potentially additional women’s health indications.

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

Refisolone for Premenstrual Dysphoric Disorder

In an exploratory, randomized, double-blind, placebo-controlled Phase 2A clinical study of refisolone for management of the symptoms of PMDD in subjects with a regular menstrual cycle and at least a one-year history of PMDD, refisolone demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, using the subject-rated Penn Daily Symptom Report (DSR). Refisolone was well-tolerated with no SAEs.
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
PH15 for Improvement of Psychomotor Impairment due to Mental Fatigue
PH15 is our investigational pherine product candidate under development as a treatment to improve psychomotor impairment caused by mental fatigue. PH15 is thought to target nasal receptors that modulate the nasal-entorhinal cortex area/hippocampus cognition neurocircuits, which are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated favorable safety data in all clinical trials completed to date and we believe PH15’s potential MOA is differentiated from the MOA of all currently approved treatments to improve psychomotor impairment caused by mental fatigue.

In a randomized, double-blind, placebo-controlled, crossover Phase 2A pilot study (n=10) designed to explore the efficacy, safety, and tolerability of intranasal administration of PH15 on psychomotor performance as measured by reaction time in sleep-deprived participants, PH15 demonstrated a statistically significant improvement in reaction time and the number of errors on both isochronous and stochastic stimuli reactions tests as compared to placebo and caffeine in the sleep-deprived study participants. PH15 was well-tolerated in this study, with no treatment-related SAEs reported. The adverse event profiles of PH15 and placebo were comparable.

We are currently evaluating the potential Phase 2 development path forward for PH15 and the manufacturing, nonclinical and Phase 1 clinical programs required to support submission of a U.S. IND to facilitate further potential Phase 2 development of PH15 in the U.S.

PH284
Overview of Cancer Cachexia

Cachexia, also known as wasting syndrome, is a complex metabolic syndrome that causes a gradual loss of muscle and body weight. Cachexia is associated with chronic diseases like cancer, AIDS, heart failure, chronic obstructive pulmonary disease, anorexia nervosa, multiple sclerosis, tuberculosis, and anemia. According to the National Cancer Institute (NCI), cachexia is estimated to occur in up to 80% of people with advanced cancer, depending on the type of cancer and how well they respond to cancer treatment. Cachexia is thought to directly cause up to 30% of cancer deaths, often because of heart or respiratory failure related to muscle loss. Maintaining nutritional support and alleviating cachexia has the potential to improve the underlying condition of cancer. Currently, there are no medical interventions or approved drugs proven to optimally alleviate cachexia.

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

In a double-blind, placebo-controlled exploratory Phase 2A study designed to evaluate the efficacy, safety, and tolerability of intranasal administration of PH284 in female patients diagnosed with cachexia (induced by chronic loss of appetite) due to terminal cancer, PH284 induced a cumulative effect on mean Subjective Feeling of Hunger (SFH) scores, as compared to placebo. No unusual changes in body weight were observed in either the PH284 or placebo groups, though on average, there was a small gain in body weight for PH284 versus a small loss in placebo. PH284 demonstrated no serious treatment-related adverse events, and adverse events reported for the PH284 group were similar to those reported in the placebo-treated group. All the adverse events reported were attributed to the underlying medical condition (cancer) and were not deemed to be related to the administration of PH284 or placebo.

We are currently evaluating the potential path forward for PH284, including an assessment of the manufacturing, nonclinical and Phase 1 clinical programs required to support a U.S. IND application for potential further Phase 2 clinical development of PH284 for the treatment of cancer cachexia or other appetite-related disorders.

AV-101

AV-101 for NMDAR-related Neurological Disorders

AV-101 (4-Cl-KYN) is our novel, oral prodrug candidate that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous neurological diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated favorable oral bioavailability and pharmacokinetic results. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been safe and well-tolerated with no psychological side effects or safety concerns and no treatment-related SAEs that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical, animal model, and human clinical studies, we believe AV-101 has the potential to become an oral treatment alternative for multiple neuroscience disorders, including levodopa-induced dyskinesia (LID) and neuropathic pain (NP) potentially among others. We are currently assessing whether there is a path forward for potential collaborative manufacturing, clinical development and commercialization of AV-101 for one or more neurological disorders involving the NMDAR.

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
Since inception, we have devoted substantial resources to advancing initiatives related to research, development, and contract manufacturing of our neuroscience pipeline, including initiatives related to manufacturing processes, analytical methods and production programs for drug substance and finished drug product, as well as for preclinical studies and clinical trials focused on development and potential commercialization of our product candidates, with substantial emphasis on our lead pherine product candidates, fasedienol, itruvone, and refisolone, for the acute treatment of SAD, and treatment of MDD and VMS due to menopause, respectively. At the end of our fiscal year ended March 31, 2024, we launched our PALISADE-3 Phase 3 clinical trial as part of our U.S. registration-directed PALISADE Phase 3 program evaluating fasedienol for the acute treatment of anxiety in adults with SAD, and in September 2024, we initiated our PALISADE-4 Phase 3 clinical trial for the same indication, and incurred costs to plan and prepare for the initiation of the Repeat Dose Study, which we initiated in January 2025. Both the PALISADE-4 Phase 3 trial and the Repeat Dose Study are also parts of our PALISADE Phase 3 program for fasedienol in SAD. In addition, we are continuing to conduct various nonclinical studies and contract manufacturing activities involving other clinical-stage pherine product candidates in our neuroscience pipeline. We also have ongoing initiatives for creating, protecting and patenting intellectual property (IP) related to our neuroscience product candidates and nasal spray delivery device technologies.
At December 31, 2025, we had an accumulated deficit of approximately $461.0 million. Our net loss for the year ended March 31, 2025 (Fiscal 2025) and the year ended March 31, 2024 (Fiscal 2024) was approximately $51.4 million and $29.4 million, respectively. We incurred a net loss of approximately $18.9 million and $53.4 million for the three and nine months ended December 31, 2025, respectively. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, refisolone and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and fund our strategic business plans.
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

◦the cost of manufacturing compounds for use in our nonclinical studies and clinical trials, including under agreements with third parties, such as consultants and third-party contract development and manufacturing organizations (CDMOs); and

◦costs related to compliance with development regulatory requirements.

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

We expense research and development costs in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service performed at each reporting date.

Research and development activities are central to our business model. There are numerous factors associated with the successful research and development of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our preclinical and clinical development programs and regulatory pathways. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development.

Our future research and development expenses may vary significantly based on a wide variety of factors, such as:

•the number and scope, rate of progress, expense and results of our preclinical development activities and clinical trials;

•the number of trials required for regulatory approval;

•the number of sites included in each of our clinical trials;

•the length of time required to enroll and randomize eligible patients in our clinical trials;

•the number of patients that participate in our clinical trials;

•the ability to identify appropriate patients eligible for our clinical trials;

•the number of doses that patients receive during our clinical trials;

•the drop-out or discontinuation rates of patients;

•potential additional safety monitoring requested by regulatory agencies;

•the duration of patient participation in the clinical trials and follow-up;

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

A change in the outcome of any of these variables with respect to the research and development of any of our product candidates could significantly change the costs and timing associated with the research and development of that product candidate. The process of conducting the necessary preclinical and clinical research and development to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates or any future candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates or any future candidates.

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
Results of Operations for the Three and Nine Months Ended December 31, 2025
The following table summarizes the results of our operations for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Sublicense and other revenue	$303	$234	$804	$501
Total revenues	303	234	804	501
Operating expenses:
Research and development	14,223	11,305	41,914	29,168
General and administrative	5,626	4,049	14,299	12,811
Total operating expenses	19,849	15,354	56,213	41,979
Loss from operations	(19,546)	(15,120)	(55,409)	(41,478)
Other income, net:
Interest income, net	647	1,031	1,989	3,702
Other income	—	—	9	—
Loss before income taxes	(18,899)	(14,089)	(53,411)	(37,776)
Income taxes	—	—	—	(7)
Net loss	$(18,899)	$(14,089)	$(53,411)	$(37,783)
Revenue
We recognized $0.3 million and $0.8 million in sublicense and other revenue for the three and nine months ended December 31, 2025, as compared to $0.2 million and $0.5 million for the three and nine months ended December 31, 2024, respectively. The increase in sublicense and other revenue is due to timing of revenue recognized under the AffaMed Agreement.
Absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue to stay materially consistent in future periods as we continue to recognize revenue under the AffaMed Agreement.
Research and Development Expense
The following table summarizes our research and development expense for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Clinical and nonclinical studies and development expense by program
Fasedienol	$10,374	$6,370	$29,687	$15,996
All other	44	1,627	1,029	2,492
Total clinical and nonclinical studies and development expense	10,418	7,997	30,716	18,488
Salaries and benefits	2,559	2,256	7,648	6,892
Stock-based compensation	466	427	1,327	1,533
Consulting and professional services	391	278	1,031	1,201
Occupancy and all other costs	389	347	1,192	1,054
Total research and development expense	$14,223	$11,305	$41,914	$29,168
Research and development expense was $14.2 million and $41.9 million for the three and nine months ended December 31, 2025, as compared to $11.3 million and $29.2 million for the three and nine months ended December 31, 2024, respectively.
The increase of $2.9 million in research and development expense for the three months ended December 31, 2025 as compared to the same period in Fiscal 2025 was primarily due to an increase in clinical development expense of $4.0 million related to our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD, and an increase of $0.3 million in connection with the increased headcount, partially offset by a decrease in expense related to our other product candidates.
The increase of $12.7 million in research and development expense for the nine months ended December 31, 2025 as compared to the same period in Fiscal 2025 was primarily due to an increase in clinical development expense of $13.7 million, related to our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD and an increase of $0.6 million in connection with increased headcount, partially offset by a decrease in expense related to our other product candidates.
During the quarter ended December 31, 2025, we began realizing a decrease in research and development expenses as a result of cash preservation measures implemented following the announcement of top-line results from our PALISADE-3 clinical trial. We expect research and development expenses to continue to decrease in future periods as a result of these cash preservation measures. However, should PALISADE-4 be successful, we expect that our research and development expense will increase over the next fiscal year as we continue to advance research and development of our pherine product candidates and maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of any pherine product candidates we are developing or may develop. A change in the outcome of any number of variables could significantly alter the costs and timing associated with the development of any of our pherine product candidates.

General and Administrative Expense
General and administrative expense was $5.6 million and $14.3 million for the three and nine months ended December 31, 2025, as compared to $4.0 million and $12.8 million for the three and nine months ended December 31, 2024, respectively.
The increases in general and administrative expense for the three and nine months ended December 31, 2025, as compared to the same periods in 2024, are primarily due to an increase in consulting and professional fees.
During the quarter ended December 31, 2025, we began realizing a decrease in general and administrative expenses as a result of cash preservation measures implemented following the announcement of top-line results from our PALISADE-3 clinical trial. We expect general and administrative expenses to continue to decrease in future periods as a result of these cash preservation measures. However, should PALISADE-4 be successful and in the event our PALISADE program advances towards a submission of an NDA to the FDA, we expect that our general and administrative expenses will substantially increase. We also expect to continue to incur routine expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq Capital Market and SEC requirements, as well as director and officer insurance costs and investor and public relations costs.
Other Income
Interest income, net, decreased for the three and nine months ended December 31, 2025 as compared to the same period in Fiscal 2025 primarily due to a decrease in amounts invested in interest bearing securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, as of December 31, 2025, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $372.5 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, consideration for our acquisition of Pherin Pharmaceuticals, Inc. in February 2023 (the Pherin Acquisition), and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program, under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million. In February 2024, the aggregate offering price available under the Sales Agreement was increased to up to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. During the three and nine months ended December 31, 2025, we sold an aggregate of 604,405 and 10,403,244 shares under the Sales Agreement, for net proceeds of $2.3 million and $30.6 million, respectively. During the three and nine months ended December 31, 2024, we sold an aggregate of 428,322 shares under the Sales Agreement, for net proceeds of $1.1 million.
As of December 31, 2025, we had cash, cash equivalents, and marketable securities of approximately $61.8 million. As of February 12, 2026, the issuance date of the condensed consolidated financial statements in this Quarterly Report as of and for the three and nine months ended December 31, 2025, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of the condensed consolidated financial statements in this Report and therefore we concluded that substantial doubt existed about our ability to continue as a going concern.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including, but not limited to sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-

dilutive strategic partnering collaborations to advance development and commercialization of one or more of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity and/or debt securities, we do not have an obligation to do so.
Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff or other actual and/or planned adjustments to our operations, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the nonclinical and clinical development of our product candidates, as well as support our operating activities, we plan to seek additional financing, including both equity-based and/or debt-based capital and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage our operating costs, including, but not limited to, our clinical and nonclinical programs.
There can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise. Further, on February 3, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. While the letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, failure to meet applicable Nasdaq continued listing standards by August 3, 2026, the expiration of the 180-day period in which to regain compliance, unless extended, could potentially result in a delisting of our common stock. If we are unable to regain timely compliance with the Nasdaq continued listing standards and/or obtain additional financing on a timely basis when needed, our business, financial condition, and results of operations may be harmed, the price of our common stock may decline, we may be required to reduce, defer, or discontinue certain of our research and development activities, and we may not be able to continue as a going concern.
Cash Flows
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(50,236)	$(32,035)
Net cash used in investing activities	(778)	(13,675)
Net cash provided by financing activities	31,254	1,259
Net increase (decrease) in cash and cash equivalents	(19,760)	(44,451)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$47,371	$74,715
Operating Activities
Net cash used in operating activities for the nine months ended December 31, 2025 was $50.2 million, consisting primarily of our net loss of $53.4 million, adjusted for $3.2 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.1 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended December 31, 2024 was $32.0 million, consisting primarily of our net loss of $37.8 million, adjusted for $3.6 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $2.2 million in net changes in operating assets and liabilities.
Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2025 was $0.8 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the nine months ended December 31, 2024 was $13.7 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Financing Activities
Net cash provided by financing activities during the nine months ended December 31, 2025 was $31.3 million, consisting primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $30.6 million, and proceeds from the issued note payable related to the insurance premium financing arrangement of $1.0 million, partially offset by repayments of the note payable.

Net cash provided by financing activities during the nine months ended December 31, 2024 was immaterial.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three and nine months ended December 31, 2025, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 17, 2025 (the Annual Report).
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and nine months ended December 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended December 31, 2025, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Cesario et al. v. Vistagen Therapeutics, Inc. et al. On February 13, 2025, John Cesario and David Preka (the Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Plaintiffs filed an amended complaint on March 10, 2025 (the First Amended Complaint). On September 3, 2025, we filed a motion to dismiss the First Amended Complaint. On October 9, 2025, the Court granted Plaintiffs leave to amend the First Amended Complaint, and on November 3, 2025, the Plaintiffs filed a proposed second amended complaint (the Second Amended Complaint). On December 4, 2025, the Court granted Plaintiffs leave to file the Second Amended Complaint, and the Second Amended Complaint was filed with the Court on the same day. On December 24, 2025, we filed a motion to dismiss the Second Amended Complaint. A case management conference is currently scheduled for April 2, 2026. A hearing on the motion to dismiss the Second Amended Complaint is currently scheduled for April 21, 2026.

The Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The operative complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, along with other causes of action. The Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. The Complaint also alleges that the Board, certain of the Company’s professional and financial advisors, and industry analysts aided and abetted the alleged wrongful conduct. The Company believes all allegations asserted in the Complaint are wholly without merit, and intends to defend them vigorously.

Eller v. Vistagen Therapeutics, Inc. et al. On January 15, 2026, a putative class action complaint (the Class Action Complaint) was filed by alleged stockholder Dan Eller against the Company and certain of its executive officers (the Defendants) in the United States District Court for the Northern District of California (Case No. 3:26-cv-00427). The Class Action Complaint alleges that the Defendants made material misrepresentations and omissions concerning the PALISADE-3 Phase 3 clinical trial and asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired Company securities between April 1, 2024 and December 16, 2025, both dates inclusive. Plaintiff seeks unspecified damages.

The Company believes all allegations asserted in the Class Action Complaint are wholly without merit, and intends to defend them vigorously.
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

•if we fail to regain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted;

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

•we are focused on novel neuroscience drug development, a field that has seen very limited success. The ability to successfully develop product candidates in this field is extremely difficult and is subject to a number of unique challenges;

•if we are unable to retain or attract key management and scientific personnel, or effectively manage the impact of any potential RIFs, we may be unable to successfully produce, develop, and commercialize our product candidates;

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

•reduction in staffing, large staff turnover, changes to key personnel on applicable regulatory review teams and/or inadequate funding for the FDA or other government agencies, including those resulting from reduced staffing levels, could hinder those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business; and

•other risks and uncertainties, including those described below.

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

•clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s), as was the case in our PALISADE-1 and PALISADE-3 clinical trials) or have an unacceptable safety or tolerability profile;

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices (cGMPs) and similar foreign requirements, and good clinical practices (GCPs) for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $51.4 million and $29.4 million for the years ended March 31, 2025 and 2024, respectively, and we incurred a net loss of $53.4 million during the nine months ended December 31, 2025. We expect to continue to incur significant losses for the foreseeable future.

We anticipate that our expenses will increase substantially in the event we:

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

•undertake any commercialization-related activities;

•advance preclinical-stage product candidates into clinical development; and

•maintain, protect and seek to expand our intellectual property portfolio.

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement, and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, before making an investment in us, you should consider our prospects, factoring in the high costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially small clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

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

Our operations have consumed substantial amounts of cash since inception. As in prior periods we expect to continue to spend substantial amounts of cash to continue the preclinical and clinical development of our product candidates. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, manufacturing, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale. We will need to raise substantial additional capital to complete certain of our currently planned preclinical and clinical development programs, including future late-stage clinical trials. If we are able to gain marketing approval for any product candidates that we develop, we will require significant amounts of additional capital in order to launch and commercialize such product candidates. As the outcome of our ongoing research and development activities, including the outcome of future anticipated preclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts of additional capital necessary to successfully complete the development and commercialization, alone or with one or more collaborators of any product candidate we develop. We do not expect to generate sustainable positive operating cash flows until, and unless, we obtain approval from the FDA and other regulatory authorities and successfully commercialize one or more of our product candidates alone or with one or more collaborators.

As a result of these and other factors, we will need to seek additional capital to fund our future operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and commercialize our product candidates, alone or with one or more collaborators, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans and requirements.

Our future need for additional funding depends on many factors, including:

•the number and characteristics of future product candidates we pursue and their development requirements;

•the scope, progress, results and costs of researching, developing and commercializing our product candidates, alone or with one or more collaborators, and any other additional product candidates we may develop and pursue in the future;

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

•the cost of formulating and manufacturing our product candidates, and our reliance on third-party contract development and manufacturing organizations (CDMOs) to do so;

•the extent to which we establish and maintain strategic partnerships, licensing or other collaborative arrangements necessary for the development and commercialization of our product candidates, on favorable financial terms, if at all;

•subject to regulatory approval, market acceptance of our product candidates;

•the effect of competing technological and market developments;

•our headcount growth and associated costs if we expand our research and development, market development, pre-commercial and commercialization activities;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•the costs of operating as a public company.

As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $61.8 million. As of February 12, 2026, the issuance date of the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements, and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

When necessary, including if we are unable to obtain additional funding on a timely basis and on acceptable terms, we may be required to significantly curtail, delay or terminate one or more of our research or product development programs or be unable to continue our current level of operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

Currently, our neuroscience pipeline consists of five clinical-stage product candidates. We seek to maintain a process of prioritization and optimal capital allocation to maintain an appropriate balance between the development of our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining regulatory approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and such factors may vary among jurisdictions. For instance, jurisdictions outside of the U.S., such as China, the European Union (EU) or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For example, certain early-stage clinical trials of our pherine product candidates were conducted outside of the U.S. Clinical Trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming. Moreover, to date, we have not submitted a NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to seek or obtain these approvals.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request or provide feedback to suggest that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, dosing strategy, endpoints and trial designs that we use for our clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed the PALISADE Phase 3 public speaking challenge studies in our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD using a public speaking challenge with SUDS as the primary endpoint based on FDA communications, the FDA has also communicated that additional studies or data are needed to support approval. For example, the Repeat Dose Study was designed to incorporate FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect, but the FDA may ultimately determine that the study or its results are not adequate to support approval. Moreover, we plan to generate additional evidence recommended by the FDA to further characterize the clinical meaningfulness of the duration and magnitude of effect of fasedienol, but there can be no assurance that the design of our completed, ongoing and/or planned clinical trials or other activities to address FDA feedback on the development program will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional clinical trials, generate additional information, or that completing these trials and other activities will result in regulatory approval, particularly given that the FDA has not granted regulatory approval to a drug on the basis of SUDS as a primary endpoint. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the acute treatment of SAD and certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD, itruvone for the treatment of MDD and refisolone for the management of VMS (hot flashes) associated with menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

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

Moreover, there is a high failure rate for drugs candidate proceeding through clinical trials and there can be no assurance that any of our clinical trials will ultimately be successful. We, and many other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier-stage development, such as the failure of our PALISADE-1 and PALISADE-3 Phase 3 clinical trials of fasedienol to meet its primary or secondary endpoints, and we cannot be certain that we will not face similar setbacks in the future. In addition to the risk of ongoing or planned clinical trials failing to meet primary endpoints, setbacks may also be caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Such failures or setback may have a material adverse effect on our ability to develop, obtain regulatory approval for or ultimately commercialize any of our product candidates.

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

•our third-party contractors, including CDMOs, CROs, clinical research sites or other third-parties acting on our behalf or in connection with our studies, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

We have experienced, and may continue to experience, difficulties in patient enrollment and randomization in our clinical trials for a variety of reasons, including the stringent entry eligibility criteria for our clinical trials. The timely completion of clinical trials requiring rigorous adherence to clinical trial protocols depends, among other things, on our ability to enroll and randomize a sufficient number of patients who qualify for and remain in the trial until its conclusion.

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

In addition, all of our pherine product candidates will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. As drug-device combination candidates, each will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the Federal Food, Drug and Cosmetic Act. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulation (QMSR) applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent approval.

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

We, along with our collaborators, CDMOs, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology (IT) systems and networks to process, transmit and store electronic information, including confidential information such as proprietary business information and personal information of our employees and contractors, in connection with our business activities. As use of digital technologies has increased, our IT systems and those of our third-party service providers, strategic partners and other contractors or consultants are increasingly vulnerable to attack, damage and interruption from cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, malicious code, spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other threats. Deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CDMOs, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing or identifying cyberattacks and may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or successfully mitigate their effects due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyberattacks. Similarly, our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Moreover, upfront payments received upon execution of collaborative agreements, such as the AffaMed Agreement, may be recorded as deferred revenue, in which case they would be recognized over the period of performance for the related performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. Assumptions related to revenue recognition for performance obligations provided over time are reviewed in each accounting period and changes are recorded in the current period. In certain circumstances, changes in assumptions related to the measure of progress for a performance obligation performed over time could result in negative revenue or the acceleration of revenue for an accounting period.

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

In addition, any current or future collaboration that we enter into may not be successful. The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

Risks Related to Managing Our Business and Operations

We depend heavily on our key senior managerial personnel, third-party consultants and others and our ability to compete in the biopharmaceutical industry depends upon our ability to retain such highly qualified personnel. The loss of their services or our inability to hire such personnel could materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to attract and retain the services of our executive officers, key senior managerial and other key senior personnel within our organization. Our executive officers and other senior employees may terminate their employment with us at any time. In addition, we may seek to reduce employee headcount in connection with cost preservation efforts. The loss of the services of executive officers and other key senior employees might impede the achievement of our operational and strategic objectives.

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

We may not be able to hire or retain a sufficient number of employees or employees with the required expertise to develop our product candidates or operate our business successfully.

As of December 31, 2025, we had 59 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to retain adequate staffing levels or effectively expand our organization by hiring new qualified employees as needed, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Our use of third party CDMOs to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, active pharmaceutical ingredients (APIs) or drug products when needed or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of our product candidates to third party CDMOs.

We currently rely on and engage third-party CDMOs to provide all of the API and the final filled and finished drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. However, if necessary, we can provide no assurance that we will be able to find an alternative manufacturer on acceptable terms. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

The third-party CDMOs we rely on from time to time may have limited or no experience manufacturing our API and final drug products. If our third-party CDMOs have difficulty or suffer delays in successfully manufacturing material that meets our specifications, it may limit supply of our product candidates and could delay our clinical trials.

Even if we are able to establish and maintain arrangements with third-party CDMOs, reliance on third-party CDMOs entails additional risks, including:

•the failure of the third-party CDMOs to comply with applicable regulatory requirements and reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;

•manufacturing delays if our third-party CDMOs give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•limitations on supply availability resulting from capacity and scheduling constraints of third parties;

•the possible breach of manufacturing agreements by third parties because of factors beyond our control;

•the possible termination or non-renewal of the manufacturing agreements by the third party CDMO, at a time that is costly or inconvenient to us; and

•the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If we do not maintain our key third-party CDMO relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement third-party CDMOs, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

Additionally, if any third-party CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we do not and may not ever have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party CDMOs for any reason, we will be required to verify that the new third-party CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party CDMO may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party CDMO or require us to obtain a license from such third-party CDMO in order to have another third party manufacture our product candidates.

If any of our product candidates is approved by any regulatory agency, we intend to utilize arrangements with third-party CDMOs for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of CDMOs operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party contract manufacturers on satisfactory terms, which could delay our commercialization.

Some of our third-party CDMOs are located outside of the U.S. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including Canada, China, India, Mexico and the United Kingdom with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by Canada, China, India, Mexico and the United Kingdom or other countries, including restricted access to raw materials we may use in our product candidates. Given the unpredictable regulatory environment in the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

Our failure, or the failure of our third-party CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our CDMOs to manufacture our product candidates must be evaluated by the FDA or comparable foreign regulatory authorities in connection with any NDA or other application we may submit. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and similar foreign requirements. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our third-party contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP and similar foreign requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require our third-party CDMOs to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs and similar foreign requirements.

Failure of any third-party CDMO to comply with cGMP requirements for applicable drug/device combination products could significantly affect supplies of our product candidates.

We expect each of our current clinical-stage pherine product candidates, fasedienol, itruvone, refisolone, PH15, and PH284, will be considered drug-device combination products. Third-party CDMOs may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the QMSR or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

If any third-party CDMO of our product candidates is unable to increase the scale of its production of our product candidates or increase the product yield of its manufacturing, then our manufacturing costs may increase and commercialization may be delayed.

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party CDMOs will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party CDMOs are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

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
The FDA has granted fast track designation for development of fasedienol for the acute treatment of SAD, for development of itruvone for the treatment of MDD, and for development of AV-101 for the adjunctive treatment of MDD and the treatment of neuropathic pain, and we may seek fast track designation for some of our other pherine product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may be eligible for Fast Track designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the application may be eligible for priority review. A NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
The receipt of fast track designation for development of fasedienol for acute treatment of SAD, for itruvone for the treatment of MDD and AV-101 for the adjunctive treatment of MDD and for the treatment of neuropathic pain, and any future receipt of fast track designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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

In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA and the USPTO, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect ability of these agencies to conduct routine activities. If funding shortages, policy changes or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Significant reductions in, or disruptions to, staffing and resources available at the USPTO could also lead to delays in the examination or approval of patent applications, or to other challenges in securing and/or enforcing our intellectual property rights.

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

The EU and UK GDPR (collectively, the GDPR), which deals with the processing of personal data and on the free movement of such data, imposes a broad range of strict requirements, including requirements relating to having lawful bases for processing personal data and transferring such information outside the EEA/UK, including to the U.S., providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

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

Our success will depend significantly on our ability to obtain and maintain commercially meaningful patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. We own patents and patent applications related to product candidates fasedienol, itruvone, refisolone, PH15, and AV-101 and nasal spray delivery devices, and have licensed patents and patent applications related to certain stem cell technologies.

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

Our ability to enforce our patent rights also depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components or manufacturing processes that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement by a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits we initiate, or in which we participate as a third party, and the damages or other remedies awarded if we prevail may not be commercially meaningful.

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

Risks Related to our Securities

If we fail to regain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. Moreover, there can be no assurance that we will be able to regain compliance with such Nasdaq continued listing standards in the future.

On February 3, 2026, we were notified by the Nasdaq Stock Market, LLC (Nasdaq) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provides that we have 180 calendar days, or until August 3, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. An additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by implementing a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

No assurance can be given that we will regain compliance with the Nasdaq continued listing standards. Failure to regain compliance with all Nasdaq continued listing standards could result in a delisting of our common stock, which could cause Nasdaq to delist our shares of common stock from trading on its exchange. If our shares of common stock were delisted from Nasdaq, we and our stockholders could face significant material adverse consequences including:

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

Because of potential volatility in our trading price and trading volume, we may incur significant costs from litigation, including class action securities litigation.

The stock market in general, and Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the Company have filed lawsuits in the United States District Court for the Northern District of California against the Company and certain of our executive officers, the members of our Board and certain other parties, claiming, under the U.S. federal securities laws and certain California civil statutes, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. We believe all claims are without merit and intend to vigorously defend all claims. These types of litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise may, and likely will significantly dilute all other stockholders.

We expect to issue additional capital stock in the future that may, and likely will result in substantial dilution to all of our stockholders. We expect to grant equity awards to employees and directors under our stock incentive plans. We may also raise capital through equity financings in the future, as well as securities convertible into equity. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity and/or debt securities to pay for any such acquisition or investment. Any such issuances resulting in the issuance of additional equity securities will cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Adverse market or macroeconomic and political conditions or market volatility resulting from global economic developments, political activity and uncertainty, high inflation, rising interest rates or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

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

Independent securities research analysts may establish and publish their own periodic analysis of and projections relating to our operation and prospects. These analyses and projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the analyses, opinions, and projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None
Item 6. Exhibits

Exhibit Number	Description
10.1
Indemnification Agreement by and between Vistagen Therapeutics, Inc. and Nick B. Tressler, dated December 1, 2025, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2025

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

VISTAGEN THERAPEUTICS, INC.

Dated: February 12, 2026	/s/ Shawn K. Singh, JD
Shawn K. Singh, JD
President and Chief Executive Officer (Principal Executive Officer)

/s/ Nick B. Tressler
Nick B. Tressler
Chief Financial Officer (Principal Financial and Accounting Officer)