Form 10-K
period 2026-03-31
Vistagen Therapeutics, Inc.
filed 2026-06-15
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2026
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
Emerging Growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes    ☐    No    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes    ☐    No    ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on September 30, 2025, the last business day of the registrant’s second fiscal quarter, was approximately $137.7 million.
As of June 12, 2026, there were 41,032,453 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

•the effect of adverse market or macroeconomic conditions, including, among others, tariffs, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, reduced staffing at the Company, the FDA or other government regulatory agencies, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and

•other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or important factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such potential risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report. Unless the context otherwise requires, reference in this Annual Report to the terms “Vistagen,” “the Company,” “we,” “us,” “our,” and similar designations refer to Vistagen Therapeutics, Inc., a Nevada corporation, and where appropriate, our consolidated subsidiaries.

This Annual Report may contain references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks, trade names or service marks. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

In this Annual Report and from time to time we may provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases or disorders, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, market research, projections, or similar methodologies is inherently subject to uncertainties, and actual circumstances, events or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained the industry, market and competitive position data from our internal estimates and research, or from independent market research, industry and general publications and surveys, governmental agencies and publicly available information in addition to research, surveys and studies conducted by third parties that have not been independently verified which may, in the future, prove not to have been accurate.
v

PART I
All trade names, trademarks and service marks appearing in this Annual Report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Vistagen,” the “Company,” “we,” “us,” and “our” refer to Vistagen Therapeutics, Inc., a Nevada corporation. All references to future quarters and years in this Annual Report refer to calendar quarters and calendar years, unless reference is made otherwise.
Item 1. Business
Overview

We are a late clinical-stage therapeutics company focused on developing and potentially commercializing new medicines for patients with social anxiety disorder, depression, menopausal hot flashes, psychomotor impairment due to mental fatigue, and cancer cachexia. Each of the five clinical-stage intranasal pherine product candidates in our neuroscience pipeline has a novel neurocircuitry-focused proposed mechanism of action (MOA) and at least one positive clinical study in its targeted patient population. Leveraging our deep understanding of nose-to-brain neurocircuitry, we have designed our intranasal pherine product candidates are designed to rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons and rapidly activate neurocircuits believed to regulate brain areas, without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.

Our most advanced intranasal pherine product candidate, fasedienol, is being investigated in a U.S. Phase 3 development program for the acute treatment of social anxiety disorder. Itruvone is being developed for treatment of major depressive disorder, refisolone for the treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause, PH15 for improvement of psychomotor impairment due to mental fatigue and PH284 for the treatment of cancer cachexia.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet patient needs and delivering long-term value to our stockholders.

Our Intranasal Pherine Product Candidates

(1)	U.S. IND enabling activities are necessary to facilitate further Phase 2 development in the U.S.

Fasedienol

Overview of Social Anxiety Disorder

Social anxiety disorder (SAD) is a highly prevalent, serious, and sometimes life-threatening psychiatric mental health disorder affecting over 30 million adults in the U.S. With onset typically early in life, usually during adolescence, SAD persists for many years thereafter, with a reported mean duration of about 20 years. Individuals with SAD experience extreme anxiety, distress, fear, and impairment due to their fear of being watched, embarrassed, judged, humiliated, negatively evaluated, and scrutinized. The profound acute anxiety associated with SAD often results in avoidance of everyday interactions and opportunities in academic, social and vocational settings, which can lead to impaired personal relationships, unsatisfactory work performance, and substance abuse, significantly impacting various aspects of daily life. Individuals with SAD face an increased risk of serious and life-threatening co-morbid depression, substance abuse, suicidal ideation and suicide.

Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol our most advanced neurocircuitry-focused pherine product candidate is in U.S. Phase 3 clinical development for the acute treatment of anxiety in adults with SAD. Fasedienol's proposed MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol is proposed to modulate the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of SAD. Fasedienol is pharmacologically active without requiring apparent systemic absorption or uptake into the brain to achieve its rapid-onset anxiolytic effects. Fasedienol also has no observed binding on certain cellular receptors isolated from the brain that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) which are activated by certain other pharmaceutical compounds used for neuropsychiatric and neurological disorders. Unlike benzodiazepines, data showed that fasedienol has no observed potentiation of GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused proposed MOA, Vistagen believes fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with social anxiety disorder on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

Fasedienol's U.S. Registration-directed PALISADE Program
Fasedienol is in Phase 3 development for the acute treatment of SAD and has received fast track designation from the FDA for development for that indication. It is designed to reduce the wave of anxiety usually experienced by SAD patients before engaging in (and during) a feared and anxiety-provoking social or performance situation. While there are approved treatments for SAD, none is approved for the acute treatment of SAD on an as-needed basis in connection with an anxiety-provoking social or performance-based event. We have designed fasedienol nasal spray with the goal of creating a product candidate with a rapid-onset, non-systemic proposed MOA and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA for the treatment of SAD.

Our PALISADE Program includes the PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4 Phase 3 clinical trials and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). These PALISADE Phase 3 clinical trials in the PALISADE Program are randomized, double-blind, placebo-controlled, U.S. multi-center clinical trials designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a five-minute, simulated, anxiety-provoking public speaking challenge conducted in a clinical setting, as measured by the least squares (LS) mean change from baseline on the patient-rated Subjective Units of Distress Scale (SUDS) score for fasedienol compared with placebo as the primary efficacy endpoint. Neither PALISADE-1, completed in 2022, nor PALISADE-3, the randomized portion of which was completed in December 2025, achieved its primary endpoint in the randomized phase of each study, as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo. After receipt of negative top-line results from PALISADE-1 during the COVID-19 pandemic, we terminated PALISADE-2 prior to completion (after enrolling 141 patients out of a planned 208) and analyzed the data from the 141 enrolled subjects. In August 2023, we announced that PALISADE-2 achieved its primary efficacy endpoint as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo. Safety data for fasedienol have been consistently favorable across all placebo-controlled clinical trials and open label clinical studies completed to date.

Based on the positive data from PALISADE-2, we initiated PALISADE-3 and PALISADE-4, as well as the Repeat Dose Study, using the same randomized public speaking challenge trial designs and primary efficacy endpoint utilized in PALISADE-2, and we added a real-world open-label extension (OLE) to each of the trials. As noted above, PALISADE-3, the randomized portion of which was completed in December 2025, did not achieve its primary endpoint. Topline results from the randomized portion of PALISADE-4 are expected in the second quarter of calendar 2026. We refined the statistical analysis plan (SAP) for PALISADE-4 to incorporate each participant's distress level immediately prior to dosing, as measured by the SUDS (pre-IP SUDS), into the primary efficacy analysis. No changes were made to the PALISADE-4 clinical study protocol as a result of ongoing dataset analyses of prior studies or refinement of the PALISADE-4 SAP. We have completed the randomized portion of the Repeat Dose Study and expect topline results from the randomized portion of the Repeat Dose Study in the third quarter of calendar 2026. The OLE portion of PALISADE-3, PALISADE-4 and the Repeat Dose Study remains ongoing.

In May 2026, we announced preliminary data from the ongoing real-world OLE portion of PALISADE-3. Based on an analysis of subjects who elected to participate in the OLE portion of PALISADE-3 (a safety population of 341 subjects), as of a May 8, 2026 data cutoff, administration of 3.2 µg of fasedienol, taken as needed up to six times per day in real-world, anxiety-provoking situations in daily life for up to 12 months, was observed to be well-tolerated, with no new drug-related safety findings or trends identified. Preliminary exploratory efficacy data over the first four months of treatment in the OLE portion of PALISADE-3 showed improvement over time on both the clinician-administered Liebowitz Social Anxiety Scale (LSAS) and the Social Phobia Inventory (SPIN). Because the OLE portion of PALISADE-3 is open-label and uncontrolled, these exploratory efficacy observations are not based on a comparison to placebo and should be interpreted with caution. We believe the preliminary safety and exploratory efficacy results of the OLE are generally consistent with the safety and efficacy results previously reported in the fasedienol open label, real-world Long-Term Safety Study completed in conjunction with PALISADE-1 and PALISADE-2, and in a prior randomized, double-blind, placebo-controlled multiple-dose Phase 2 crossover study of fasedienol, conducted in a real-world environment involving anxiety-provoking social and performance situations in daily life.

In June 2026, we announced that we achieved the minimum fasedienol patient exposures as recommended under ICH E1, the international regulatory standard governing safety database exposure recommendations for drugs intended for long-term treatment (chronic or repeated intermittent use for longer than 6 months) of non-life-threatening conditions. As of May 31, 2026, we estimate that the fasedienol clinical development program now exceeds ICH E1 minimum recommendations with over 1,500 subjects receiving at least a single exposure to fasedienol, over 300 subjects with at least 6-months of exposure, and over 100 subjects with at least 12 months of exposure. The 6-month and 12-month exposure numbers represent our estimate of the number of subjects who have completed the 6-month and 12-month visits in the fasedienol open-label safety studies. These exposure estimates are expected to continue to increase to the extent they include subjects currently participating in the ongoing OLE portions of PALISADE-3, PALISADE-4 and the Repeat Dose Study. Although we believe the minimum ICH E1 recommendations have been met, we have not yet aligned with the FDA on the specific patient exposure requirements to support a potential fasedienol NDA submission.

We believe PALISADE-4, if successful, together with the positive results from PALISADE-2 and confirmatory evidence from our overall fasedienol development program in SAD, including the Repeat Dose Study and OLE data, as well as confirmatory evidence we plan to generate based on FDA feedback to support the clinical meaningfulness of the duration and magnitude of effect of fasedienol, may establish substantial evidence of the effectiveness of fasedienol in support of a potential New Drug Application (NDA) submission for the acute treatment of SAD, although we have not discussed this plan with the FDA subsequent to receipt of topline results from the randomized portion of PALISADE-3. As we move closer toward potential completion of Phase 3 development of fasedienol, we plan to seek further feedback from the FDA regarding a potential NDA submission.

We believe fasedienol has the potential to be the first FDA-approved acute treatment of SAD in adults, and may provide significant advantages relative to the current suboptimal standard of care for this highly prevalent and serious mental health disorder.
Refisolone

Overview of Vasomotor Symptoms (Hot Flashes) due to Menopause

Vasomotor symptoms (VMS), comprised of hot flashes and night sweats are the most common symptoms of the menopausal transition, affecting 60% - 80% of menopausal women in the U.S. according to SWAN (Study of Women Across the Nation) and other published studies. VMS can be described as a sudden, intense feeling of warmth spreading through the upper body and face, flushed appearance with red, blotchy skin, rapid heartbeat, and perspiration on the upper body. Each episode typically lasts between one and five minutes and may be accompanied by sweating, chills, and anxiety. Although there is individual variability in the frequency and severity of symptoms, VMS negatively impacts physical, emotional, social, and occupational well-being, and can significantly diminish the overall quality of life, mental health and work productivity for those who experience symptoms. While there are FDA-approved therapies for the treatment of moderate to severe VMS due to menopause, many women are unable to use current therapies due to contraindications and safety concerns, such as cardiovascular disorders, dementia, breast cancer, and liver toxicity.

Refisolone for the Treatment of Moderate to Severe Vasomotor Symptoms (Hot Flashes) due to Menopause

Refisolone is our non-hormonal, non-systemic, as-needed pherine product candidate under development for the treatment of moderate to severe VMS (hot flashes) due to menopause, and potentially for the treatment of additional women’s health-focused indications. Refisolone’s proposed MOA is fundamentally differentiated from all currently approved treatments for VMS (hot flashes) due to menopause. Administration of low microgram doses of refisolone appears to rapidly activate peripheral nasal chemosensory neurons that is proposed to modulate the nasal-limbic amygdala-hypothalamic depressed mood and thermoregulatory neurocircuits. Notably, in vitro studies showed that refisolone had no observed engagement with hormonal receptors. An in vivo study in mice showed no observed estrogenic and/or androgenic activity and no changes in weight of the uterus or seminal vesicles after intranasal administration. Additionally, in an in vitro study refisolone did not exert observable effects on receptor targets with known abuse potential. Furthermore, a clinical study in human volunteers showed no detectable refisolone in blood plasma after administration of 12.8 ug/day, indicating the non-systemic nature of refisolone's potential therapeutic benefit.

In a randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of refisolone conducted in Mexico and designed to explore the efficacy, safety, and tolerability of intranasal administration of refisolone for the management of menopausal hot flashes in women, refisolone produced a significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment, and the improvement was maintained through each treatment week until the end of the four consecutive week treatment period. Refisolone was well-tolerated with no treatment-related serious adverse events (SAEs) reported, and the adverse event profiles were comparable between refisolone and placebo. No subject discontinued participation in the study as a result of adverse events.

In April 2026, we announced that we received a “Study May Proceed” letter from the FDA under our U.S. Investigational New Drug Application (IND) application for refisolone. Our open IND enables us to pursue further Phase 2 clinical development of refisolone in the U.S. for the treatment of moderate to severe VMS (hot flashes) due to menopause, building on the successful exploratory Phase 2A clinical study described above.

Overview of Premenstrual Dysphoric Disorder

According to the U.S. National Institutes of Health (NIH), 5% to 8% of menarcheal (menstruating women) individuals have moderate-to-severe symptoms that can cause significant distress and functional impairment, suggestive of premenstrual dysphoric disorder (PMDD), a severe, sometimes disabling extension of premenstrual syndrome (PMS). Like PMS, PMDD can cause bloating, breast tenderness, fatigue, and changes in sleep and eating habits but, distinctively, it can also cause extreme mood shifts that can disrupt daily life and damage relationships. The cause of PMDD is not clearly understood, but it is thought that neurotransmitter systems may trigger PMDD. Treatment of PMDD is aimed at preventing or minimizing symptomology.

Refisolone for Premenstrual Dysphoric Disorder

In an exploratory, randomized, double-blind, placebo-controlled Phase 2A clinical study of refisolone conducted in Mexico for management of the symptoms of PMDD in subjects with a regular menstrual cycle and at least a one-year history of PMDD, refisolone demonstrated a statistically significant improvement versus placebo in management of the symptoms of PMDD, including negative mood and physical and behavioral symptoms, using the subject-rated Penn Daily Symptom Report (DSR). Refisolone was well-tolerated with no SAEs.

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

Itruvone for the Treatment of Major Depressive Disorder

Itruvone is our intranasal pherine product candidate under development for the treatment of MDD. The FDA has granted fast track designation for development of itruvone for MDD. Unlike other antidepressants which rely on single or double-receptor occupancy in the brain, itruvone's proposed MOA involves modulation of the nasal-limbic amygdala anhedonia and depressed mood neurocircuits. The scope of itruvone's neural circuit activation, and potential impact on the brain, appears, in studies completed to date, to be faster and safer than can be achieved with current therapies targeting binding to any specific brain receptor. We believe non-systemic itruvone has the potential to treat MDD without causing the side effects and safety concerns that may be associated with currently approved systemic antidepressant therapies, including, among others, drug-drug interactions, psychological side effects, sexual side effects, sedation, weight gain and suicidal ideation.

In a randomized, double-blind, placebo-controlled parallel design exploratory Phase 2A clinical trial of itruvone as a stand-alone treatment for MDD conducted in Mexico, itruvone reduced depressive symptoms as soon as one week based on the 17-item Hamilton Depression Scale (HAM-D-17) scores compared to placebo. Itruvone was well-tolerated and did not cause psychological side effects (such as dissociation), sexual side effects, weight gain, or other safety concerns that may be associated with other approved pharmacological therapies for MDD. Positive data from our June 2023 U.S. Phase 1 trial of itruvone demonstrated that there were no reported treatment-related serious adverse events (SAEs) or discontinuations due to adverse events in the trial, consistent with the previous clinical study of itruvone. We have an open IND for itruvone in the U.S. and plan to pursue Phase 2 clinical development of itruvone in the U.S. for the treatment of MDD, in an effort to build on the positive results from the previous exploratory Phase 2A clinical trial of itruvone in MDD described above.
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
PH15 for Improvement of Psychomotor Impairment due to Mental Fatigue
PH15 is our intranasal pherine product candidate under development for the improvement of psychomotor impairment caused by mental fatigue. PH15 is thought to target nasal receptors that modulate the nasal-entorhinal cortex area/hippocampus cognition neurocircuits, which are known to be associated with psychomotor activity and cognition, without requiring systemic absorption or direct action on neurons in the brain. PH15 has demonstrated favorable safety data in all clinical trials completed to date and we believe PH15’s potential MOA is differentiated from the MOA of all currently approved treatments to improve psychomotor impairment caused by mental fatigue.

In a randomized, double-blind, placebo-controlled, crossover Phase 2A pilot study conducted in Mexico to explore the efficacy, safety, and tolerability of intranasal administration of PH15 on psychomotor performance as measured by reaction time in sleep-deprived participants, PH15 demonstrated a statistically significant improvement in reaction time and the number of errors on both isochronous and stochastic stimuli reactions tests as compared to placebo and caffeine in the sleep-deprived study participants. PH15 was well-tolerated in this study, with no treatment-related SAEs reported. The adverse event profiles of PH15 and placebo were comparable.

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

PH284 for Cancer Cachexia

PH284 is our intranasal pherine product candidate with a novel, rapid-onset, neurocircuitry-focused proposed MOA that, we believe, is differentiated from all current treatments for the loss of appetite associated with chronic disorders, such as cancer or heart disease. PH284 is thought to act by modulating the nasal-limbic amygdala-hypothalamic depressed mood and appetite control neurocircuits.

In a double-blind, placebo-controlled exploratory Phase 2A study in Mexico designed to evaluate the efficacy, safety, and tolerability of intranasal administration of PH284 in female patients diagnosed with cachexia (induced by chronic loss of appetite) due to terminal cancer, PH284 induced a cumulative effect on mean Subjective Feeling of Hunger (SFH) scores, as compared to placebo. No unusual changes in body weight were observed in either the PH284 or placebo groups, though on average, there was a small gain in body weight for PH284 versus a small loss in placebo. PH284 demonstrated no serious treatment-related adverse events, and adverse events reported for the PH284 group were similar to those reported in the placebo-treated group. All the adverse events reported were attributed to the underlying medical condition (cancer) and were not deemed to be related to the administration of PH284 or placebo.

We are currently evaluating the potential path forward for PH284, including an assessment of the manufacturing, nonclinical and Phase 1 clinical programs required to support a U.S. IND application for potential further Phase 2 clinical development of PH284 in the U.S. for the treatment of cancer cachexia or other appetite-related disorders.

AV-101
AV-101 for NMDAR-related Neurological Disorders

AV-101 (4-Cl-KYN) is our oral prodrug candidate that targets the NMDAR (N-methyl-D-aspartate receptor), an ionotropic glutamate receptor in the brain. Abnormal NMDAR function is associated with numerous neurological diseases and disorders. The active metabolite of AV-101, 7-chloro-kynurenic acid (7-Cl-KYNA), is a potent and selective full antagonist of the glycine binding site of the NMDAR that inhibits the function of the NMDAR. Unlike ketamine and many other NMDAR antagonists, 7-Cl-KYNA is not an ion channel blocker. In clinical and nonclinical testing completed to date, AV-101 has demonstrated favorable oral bioavailability and pharmacokinetic results. No binding of AV-101 or 7-Cl-KYNA to off-site targets was identified by an extensive receptor screening study. Moreover, in all clinical trials completed to date, AV-101 has been well-tolerated with no psychological side effects or safety concerns and no treatment-related SAEs that are often observed with classic channel-blocking NMDAR antagonists such as ketamine and amantadine. Nonclinical results also indicate that chronic administration of 4-Cl-KYN induces hippocampal neurogenesis and increases endogenous levels of KYNA, which also is a functional NMDAR glycine site antagonist.

Based on observations and findings from preclinical, animal model, and human clinical studies, we believe AV-101 has the potential to become an oral treatment alternative for certain neuroscience disorders involving the NMDAR, including potentially levodopa-induced dyskinesia (LID) and neuropathic pain (NP). We do not anticipate further development and commercialization of AV-101 on our own. We are currently assessing whether there is a path forward for potential third-party collaborative manufacturing, late-stage clinical development and commercialization of AV-101 for one or more neurological disorders involving the NMDAR.

The FDA has granted fast track designation for the investigation of AV-101 for the treatment of NP and for the adjunctive treatment of MDD.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents to the extent available for a particular product candidate, intended to cover their therapeutic methods of use, including treatment and prognostic methods, as well as processes for their manufacture, nasal spray devices for their administration and any other aspects of our discoveries and inventions that are commercially important to the development of our business.

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

We plan to continue to expand our intellectual property portfolio by filing patent applications to the extent available for a particular product candidate related to methods of use, including treatment and patient selection, formulations, nasal administration devices, and manufacturing processes created or identified from the ongoing development of our product candidates.

Patents

We own granted patents and pending patent applications in the U.S. and in certain foreign countries. As of March 31, 2026, these patent properties consist of the following:

Fasedienol for the Acute Treatment of SAD

The granted U.S. patents relate to the use of fasedienol for the acute treatment of SAD and nominally expired or will in 2025 or 2028 and foreign patents which will nominally expire in 2026, subject to patent term extensions that may be available in the U.S. and in certain foreign countries. We expect regulatory and data exclusivity (discussed below) will be available upon product approval of fasedienol in the U.S. and certain foreign countries.

Itruvone for the Treatment of MDD

The granted U.S. and foreign patents relate to the use of itruvone to treat MDD and nominally will expire in 2033, subject to patent term extensions that may be available in the U.S. and certain foreign countries. We expect regulatory and data exclusivity will be available upon product approval of itruvone in the U.S. and certain foreign countries.

Refisolone for the Treatment of Vasomotor Symptoms (Hot Flashes) Due to Menopause and Other Indications

The granted U.S. and foreign patents and corresponding pending foreign patent applications relate to the use of refisolone to treat VMS (hot flashes) due to menopause. Patents that have been or may yet be granted will expire in 2029. Because of the development timeline for this indication, it is unlikely that patent term extensions will be available in the U.S. or foreign countries. However, we expect regulatory and data exclusivity will be available upon product approval of refisolone in the U.S. and certain foreign countries.

Other granted U.S. and foreign patents and corresponding pending foreign patent applications relate to the use of refisolone to treat migraines. Patents that may be granted on such patent applications nominally will expire in 2040, subject to patent term extensions that may be available in the U.S. and certain foreign countries. We expect regulatory and data exclusivity will be available should refisolone be approved for the treatment migraines in the U.S. and certain foreign countries.

We also have patent applications pending in the U.S. and certain foreign countries relating to the use of refisolone to treat dysmenorrhea. Patents that may be granted on such patent applications nominally will expire in 2045, subject to patent term extensions that may be available in the U.S. and certain foreign countries. We expect regulatory and data exclusivity will be available should refisolone be approved for the treatment of dysmenorrhea in the U.S. and certain foreign countries.

PH15 for the Improvement of Psychomotor and Cognitive Impairment due to Mental Fatigue

We have patent applications filed in 2024 pending in the U.S. and certain foreign countries relating to the use of PH15 to improve psychomotor and cognitive impairment due to mental fatigue. Patents that may be granted on such patent applications nominally will expire in 2044, subject to patent term extensions that may be available in the U.S. and certain foreign countries. Regulatory and data exclusivity may be available upon product approval of PH15 for this indication in the U.S. and certain foreign countries.

Nasal Spray Device for Administration of Pherines

We have patent applications pending in the U.S. and certain foreign countries relating to nasal spray devices intended to improve the administration of pherines (including, for example, fasedienol, itruvone, refisolone, and PH15 discussed above) and the combination of the nasal spray device with these pherine product candidates. Patents that may be granted on such patent applications nominally will expire in 2045, subject to patent term extensions that may be available in the U.S. and certain foreign countries.

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

Patent Term Adjustments and Extensions

The base term of a U.S. patent is 20 years from the filing date of the earliest filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, in case of certain administrative delays at the U.S. Patent and Trademark Office (U.S. PTO). In some cases, the term of a U.S. patent may be shortened by a terminal disclaimer that reduces its term to align with that of a related patent.

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

We have previously entered into, and may continue to seek multiple additional global and regional strategic relationships focused on the development and/or commercialization of our product candidates in key pharmaceutical markets in the U.S. and worldwide.

Commercial Supply Agreements

We engage contract development and manufacturing organizations (CDMOs) to manufacture supplies for our nonclinical and clinical development programs, and contract research organizations (CROs) to assist us with the advancement and management of our nonclinical and clinical development programs. We do not currently have long-term or exclusive supply agreements with any of our CDMOs, and we obtain manufacturing services on a purchase order or work order basis. Similarly, our agreements with CROs are non-exclusive. We have no material contractual purchase obligations under these arrangements, except to the extent we order supplies or request services under specific work orders that we generate with these third parties from time to time. We plan to negotiate a commercial supply agreement with one or more of our current CDMOs, or with a new CDMO following successful process transfer, to support potential commercialization of our product candidates, if approved.

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

Under the terms of the AffaMed Agreement, we received an upfront payment of $5.0 million in August 2020. We may also receive additional milestone payments upon AffaMed’s achievement of certain developmental, regulatory and sales milestone events related to fasedienol. In addition, we are entitled to receive certain royalties on net sales, if any, of fasedienol in the Territory following receipt of any required regulatory approval. However, AffaMed’s achievement of any of such developmental, regulatory and sales milestone events, or commercial sales of fasedienol in the Territory, cannot be guaranteed. AffaMed has the right to sublicense to affiliates and third parties in the Territory. AffaMed is responsible for all costs related to developing, obtaining regulatory approval of and commercializing fasedienol in the Territory. A joint development committee was established between the Company and AffaMed to coordinate and review the development, manufacturing and commercialization plans with respect to fasedienol in the Territory. Unless earlier terminated due to certain material breaches of the contract, or otherwise, the AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis until the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.

Exclusive Negotiation Agreement with Fuji Pharma Co., LTD.

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma a potential exclusive license agreement, to develop and commercialize refisolone in Japan (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a CDMO to conduct certain toxicology studies for the product candidate (Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the FDA accepts an IND application for refisolone for the treatment of vasomotor symptoms (hot flashes) due to menopause (Exclusive Negotiation Period). Following the receipt of the Study May Proceed letter from the FDA under our U.S. IND for refisolone, we expect the Exclusive Negotiation Period will end on or about June 20, 2026.

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

Manufacturing and Supply

Manufacturing of our pherine drug substances and drug product is performed by CDMOs who must comply with current good manufacturing practice (cGMP) regulations governed by the FDA. Our pherine drug substances are synthetic small molecules that are manufactured through a series of chemical reactions using key starting materials and/or with commercially available raw materials necessary to complete the chemical reactions. We do not currently own or operate, nor do we plan to own or operate, manufacturing facilities for the production of our drug substances and drug product for nonclinical, clinical or commercial use. We conduct manufacturing and analytical testing activities at various different CDMOs outlined by individual project scopes of work to supply all of our nonclinical and clinical trial needs. We conduct periodic quality audits on all of the CDMO’s facilities to ensure that their quality systems are fully compliant with cGMPs. We believe that all of our existing CDMOs are, or will be, capable of providing sufficient quantities of both drug substances and drug products to meet our projected needs. New CDMOs may be added to our supply chain strategy in the future to supplement and/or replace existing CDMO to ensure that our nonclinical, clinical and, subject to NDA approval, commercial manufacturing and testing needs are satisfied.

By design, we do not currently have any supply agreements in place with any CDMOs, for either long-term supply or redundant supply of our pherine drug substances or drug products If our pherine drug products are approved for commercial distribution, we intend to execute long-term commercial supply agreement(s) with our CDMOs to manufacture future commercial supplies. We plan to mitigate potential commercial supply risks for any of our products that are approved in the future through inventory management and through exploring additional back-up manufacturers, both in the U.S. and outside the U.S., to diversify our drug substance and/or drug product supply chains.

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

Social Anxiety Disorder

Currently there is no FDA-approved acute treatment of SAD, and we are aware of no company developing a potential acute treatment of SAD that is a nasal spray and involves the same neurocircuitry-focused MOA as fasedienol. We are aware of companies that are or may be developing therapies targeting acute treatment in the SAD market, including, among others, Vanda Pharmaceuticals, Tonix Pharmaceuticals, Sensorium Therapeutics, Engrail Therapeutics, and others. In addition, we may face competition to fasedienol for treatment of anxiety in adult and adolescent patients with SAD from generic antidepressants, as well as off-label use of generic benzodiazepines and generic beta blockers, even though no drug in either of those generic drug classes has been systematically developed for treatment of SAD, acute or otherwise, and thus no drug in either of such generic drug classes has been FDA-approved for the acute treatment of SAD. Although there are three generic oral antidepressants approved by the FDA for the treatment of SAD, they are not approved for the acute treatment of SAD, do not achieve rapid-onset therapeutic effects and are associated with undesirable side effects. Cognitive behavioral therapy is also an important treatment approach to SAD that may be used along with or instead of pharmacological treatments, including antidepressants, benzodiazepines, beta blockers and potentially fasedienol or other drug candidates in clinical development .

Major Depressive Disorder

Patients with MDD are typically treated with a variety of oral antidepressant medications or oral atypical antipsychotics. These treatments often include generic antidepressants such as: fluoxetine (Prozac), previously marketed by Eli Lilly and Company; sertraline (Zoloft) and venlafaxine (Effexor), both previously marketed by Pfizer, Inc.; paroxetine (Paxil) and bupropion (Wellbutrin), both previously marketed by GlaxoSmithKline (now GSK), and brexpiprazole (Rexulti) previously marketed by Otsuka America. Treatments may also include currently marketed proprietary branded medications indicated for MDD such as: Trintellix, which is marketed by Takeda Pharmaceuticals America, Inc. and H. Lundbeck A/S; Viibryd and Vraylar, which are marketed by AbbVie, Auvelity, which is marketed by Axsome Therapeutics, and Caplyta, which is marketed by Intra-Cellular Therapies, recently acquired by Johnson & Johnson. Although currently there are no FDA-approved therapies for MDD with the neurocircuitry-focused MOA of itruvone, we are aware of numerous companies that are developing and commercializing or have commercialized therapies targeting the MDD market, including, among others, Axsome Therapeutics, Definium Therapeutics , Xenon Pharmaceuticals, Johnson & Johnson, Usona Institute, Neumora Therapeutics, Boehringer Ingelheim, Syndeio Biosciences, Suven Life Sciences, GH Research, Draig Therapeutics, HMNC Brain Health, and Sirtsei Pharmaceuticals. Additionally, with respect to MDD, we expect that itruvone will have to compete with a variety of non-pharmacological alternatives for treatment of MDD, such as psychotherapy and electroconvulsive therapy.

Psychedelic and rapid-acting neuropsychiatric therapies for depression are advancing in clinical development, including programs targeting glutamatergic, neuroplasticity, and broader neuromodulatory pathways. These development candidates are being advanced by companies such as Compass Pathways, Otsuka Pharmaceutical (through its acquisition of Transcend Therapeutics), and AbbVie (through its acquisition of Gilgamesh Pharmaceuticals), among others. These therapies are being developed based on the potential for rapid onset of antidepressant activity, with some patients potentially experiencing meaningful improvement in depressive symptoms within hours to days.

Many of these programs require supervised dosing sessions in controlled clinical settings, differentiating them from traditional chronic outpatient antidepressant therapies. As a result, we expect these therapies to be positioned primarily for treatment-resistant depression (TRD) and other difficult-to-treat patient populations. We will continue to monitor the advancement of these development candidates and evaluate their potential impact on the depression treatment landscape as they advance through development and potentially enter the U.S. and global markets.

Vasomotor Symptoms (hot flashes) due to Menopause

We are aware of various current pharmacotherapies for vasomotor symptoms (hot flashes) due to menopause, including hormonal therapy (estrogen with or without progesterone, or a synthetic progestin), gabapentins, certain antidepressants, clonidine, as well as Veozah, marketed by Astellas Pharma, and a similar product, Lynkuet, marketed by Bayer. Additional companies with potential products in development for VMS include Gedeon Richter, Changchun, AbCellera, Noema Pharma, Tioga Pharma, Hansoh BioMedical.

The VMS market continues to evolve following the FDA’s removal of the boxed warning from certain estrogen-based therapies in the first quarter of 2026, contributing to broader re-evaluation of hormone replacement therapy (HRT) risk perceptions among patients and prescribing physicians. The market remains open and in strong need for differentiated non-hormonal options due to persistent concerns around systemic hormone exposure, contraindications, tolerability, and patient preference. We continue to monitor the development and commercial activity as the VMS competitive market evolves and advances.

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
FDA Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and its implementing regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board (IRB) or ethics committee for each clinical site, or through a centralized process, before each trial may be initiated;
•performance of adequate and well‑controlled human clinical trials in accordance with Good Clinical Practice regulations (GCPs) to evaluate the safety and efficacy of the product candidate for its intended use;
•compilation of required information and submission to the FDA of a New Drug Application (NDA) after completion of pivotal clinical trial(s);
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the drug candidate’s identity, strength, quality, and purity;
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

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These clinical trials, sometimes referred to as Phase 4 studies are often conducted to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval of the NDA.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and after the FDA conducts any inspections of the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug for specific indications and with specific prescribing information which was reviewed in connection with the NDA. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval in its current form. A CRL describes the specific deficiencies that the FDA identified in the NDA and describes the conditions that must be met to secure final approval of a resubmitted NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring the sponsor to conduct additional clinical trials. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the CLR; withdraw the NDA; or request an opportunity for a hearing. If the sponsor resubmits the NDA, the FDA has the goal of reviewing 90% of resubmitted applications in either two or six months (from receipt) depending on the content of the resubmission.

Even with the submission of additional information, the FDA ultimately may decide that the resubmitted NDA does not satisfy the regulatory criteria for approval. If and when the issues identified in a CRL have been addressed and resolved to the FDA’s satisfaction, the FDA may issue an approval letter. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post‑approval studies be conducted to further assess a drug’s safety and efficacy, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, any of which can materially affect the potential market and profitability of the product.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved indication or use within the relevant disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity within the relevant indication or use or inability to manufacture the product in sufficient quantities to meet the needs relating to the approved indication or use. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the same indication or use for which the orphan product has exclusivity or obtain approval for the same product but for a different indication or use for which the orphan product has exclusivity. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

FDA Regulation of Combination Products

Certain product candidates may be comprised of components, such as drug components and device components, which would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Under the Federal Food, Drug and Cosmetic Act (FDCA) and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product.

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

Non-Patent Exclusivity

The FDCA provides five years of non-patent data exclusivity for a drug product approved as a new chemical entity (NCE). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the NCE exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (ANDA) or an NDA submitted under Section 505(b)(2) NDA that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if the application contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity to the holder of an NDA, including a 505(b)(2) NDA or supplement to an existing NDA, when the application contains reports of new clinical investigations (NCIs), other than bioavailability studies, conducted by the sponsor that were essential to approval of the application. Changes to an approved drug product that affect its active ingredient(s), strength, dosage form, route of administration or conditions of use may qualify for this exclusivity. During the NCI exclusivity period, FDA may not approve an ANDA or 505(b)(2) NDA by another company for the condition of approval of the drug to which the exclusivity applies. NCE and NCI exclusivities will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy.

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

Fraud and Abuse, and Transparency Laws and Regulations

Following product approval, our business activities, including but not limited to research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources, and other activities will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including the Department of Justice, the Department of Health and Human Services and its various divisions (including the Centers for Medicare & Medicaid Services (CMS), the Office of Inspector General (OIG), and the Health Resources and Services Administration (HRSA)), the Department of Veterans Affairs (VA), the Department of Defense (DOD), and certain state and local governmental authorities. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, patient assistance programs, and other business arrangements. We must comply with numerous healthcare laws, including but not limited to, anti‑kickback and false claims laws and regulations as well as transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to healthcare professionals, which are described below.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payer is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. In addition, similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer's price.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA drug price negotiation requirement remain pending. The impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined but is likely to be significant. However, because our anticipated patient demographic for our product candidates, if approved, is unlikely to include a significant number of Medicare beneficiaries, we do not expect that the IRA will directly impact our ability to commercialize our drug candidates.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current administration is also pursuing a two-fold strategy to reduce drug costs in the U.S. On the one hand, the current U.S. President threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the current administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the current administration is also pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could impact the U.S. pharmaceutical sector and potentially our business. Moreover, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that further affect the pharmaceutical industry.

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

As of March 31, 2026, we employed 41 full-time employees; 30 full-time employees work in research and development and laboratory support services, and 11 full-time employees work in management, corporate development and communications, legal, human resources, and other general and administrative roles. Staffing for other functional areas is achieved through our broad and diverse network of strategic relationships with multiple CROs, CDMOs, and other third-party service providers and consultants. These service providers and consultants provide us with support services on a flexible, real-time, as-needed basis, including services related to, among others, payroll, information technology, legal, investor and public relations, manufacturing, product development, regulatory affairs and FDA program management to complement our internal resources in these areas.

On March 5, 2026, our Board of Directors approved a reduction of approximately 20% in our workforce. The reduction was implemented to provide disciplined cash management while prioritizing efficient execution of the ongoing clinical studies in our PALISADE Program for fasedienol for the acute treatment of SAD. In connection with the workforce reduction, affected employees were offered cash severance and temporary healthcare coverage subject to their eligibility for and election of such coverage and their execution of an effective separation agreement, including a general release of claims against the Company. Costs incurred in connection with the workforce reduction were not material to our consolidated financial statements for the fiscal year ended March 31, 2026. We continue to rely on our network of third-party service providers and consultants to supplement our internal capabilities following the workforce reduction.

Following the workforce reduction, in April 2026 our Compensation Committee approved retention stock option awards to all of our remaining employees, including our executive officer, under our Amended and Restated 2019 Omnibus Equity Incentive Plan. The awards are subject to time-based vesting over a two-year period. The retention awards are intended to support employee retention and align employee incentives with the achievement of our clinical and strategic objectives.
We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining agreement. We consider our employee relations to be good.
Available Information

We file reports and other information with the U.S. Securities and Exchange Commission (SEC), as required by the Securities Exchange Act of 1934, as amended (Exchange Act). We make available free of charge through our website (http://www.vistagen.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.

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

•we require substantial additional financing to execute our long-term business plan, including further development and commercialization of our pherine product candidates, and to continue to operate as a going concern;

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

•we depend heavily on the success of fasedienol and, to a lesser extent, our other pherine product candidates, and we cannot be certain that ongoing clinical trials, including PALISADE-4, will produce successful results or that we will be able to obtain regulatory approval for fasedienol or any of our current or future product candidates;

•failures of ongoing or future nonclinical or clinical trials of our product candidates, such as our PALISADE-1 and PALISADE-3 clinical trials, or material delays in the completion and/or commencement of our ongoing or planned nonclinical or clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

•we are focused on novel neuroscience drug development, a field that has seen very limited success. The ability to successfully develop product candidates in this field is extremely difficult and is subject to a number of unique challenges;

•the successful completion of nonclinical studies and/or clinical trials in any of our product candidate development programs, including the PALISADE Program, may not be sufficient to cause the FDA to approve any NDA that we may submit, or cause any other agency to provide regulatory approval of any of our product candidates, and, even if approved, does not ensure acceptance of such product candidates by clinicians leading to a revenue stream to support our operations;

•if we are unable to retain or attract key management and scientific personnel, or effectively manage the impact of our recent workforce reduction, we may be unable to successfully produce, develop, and commercialize our product candidates;

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

Our business is highly dependent on the success of fasedienol and, to a lesser extent, our other product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize fasedienol or one or more of our other product candidates, or if we experience delays in doing so, our business will be materially harmed.

To date, as an organization, we have not completed the development of any of our product candidates, including fasedienol, our most advanced product candidate. Our future success and ability to generate revenue from fasedienol or any of our other product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

Our nonclinical and clinical programs have experienced delays and may experience additional delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business. We do not have the financial resources to continue development of our product candidates other than fasedienol, or capital required to commercialize any of our product candidates. Moreover, we may experience issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

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

•delays in submitting an IND, comparable foreign applications or delays or failure in obtaining the necessary approvals or allowances from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $69.7 million and $51.4 million for the years ended March 31, 2026 and 2025, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

We will need substantial additional capital to execute our business plan, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our research and development programs, personnel, pre-commercialization or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. As in prior periods we expect to continue to spend substantial amounts of cash to continue the preclinical and clinical development of our product candidates. These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, manufacturing, conducting nonclinical experiments and clinical trials, obtaining regulatory approvals and commercialization, should the FDA approve any of our product candidates for sale. We will need to raise substantial additional capital to complete certain of our currently planned preclinical and clinical development programs, including future late-stage clinical trials. If we are able to gain marketing approval for any product candidates that we develop, we will require significant amounts of additional capital in order to prepare to launch and commercialize such product candidates. As the outcome of our ongoing research and development activities, including the outcome of future anticipated preclinical studies and clinical trials, is highly uncertain, we cannot reasonably estimate the actual amounts of additional capital necessary to successfully complete the development and commercialization, alone or with one or more collaborators, of any product candidate we develop. We do not expect to generate sustainable positive operating cash flows until, and unless, we obtain approval from the FDA and other regulatory authorities and successfully commercialize one or more of our product candidates alone or with one or more collaborators,.

As a result of these and other factors, we will need to seek additional capital to fund our future operations, operating plans and requirements, including capital necessary to develop, obtain regulatory approval for, and commercialize our product candidates, alone or with one or more collaborators, and may seek additional capital in the event there exists favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current operations or future operating plans and requirements.

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

As of March 31, 2026 and 2025, the Company had cash, cash equivalents, and marketable securities of $45.4 million and $80.5 million. As of June 15, 2026, the issuance date of the consolidated financial statements as of and for the year ended March 31, 2026, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these consolidated financial statements and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

Currently, our neuroscience pipeline includes five clinical-stage intranasal pherine product candidates and AV-101. We seek to maintain a process of prioritization and optimal capital allocation to maintain an appropriate balance between the development of our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

Due to the significant resources required for the development and commercialization of our pharmaceutical product candidates, we must decide which of our product candidates and indications to pursue and advance, as well as the amount of resources to allocate to each, if any. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for psychiatric, neurological and women's health conditions and disorders, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other conditions or disorders that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We may not realize the expected benefits from our workforce reduction and we may incur additional costs implementing it or other difficulties.

In March 2026, we implemented a workforce reduction. The objective of the reduction was to provide for disciplined cash management while prioritizing efficient execution of ongoing placebo-controlled clinical trials and real-world open label clinical studies in our PALISADE Program for fasedienol, including, but not limited to, PALISADE-4 and the Repeat Dose Study.

However, the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition.

We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, workforce reduction. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees.

We may also discover that the workforce reduction and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a negative impact on our business, financial condition, results of operations and growth prospects.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, royalty-based financing or debt financing, if available, may result in our relinquishing significant rights to potentially valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management team and may divert a disproportionate amount of our attention away from day-to-day activities, which may adversely affect our management team’s ability to oversee the development and commercialization of our product candidates, if approved.

If we raise additional capital through collaborations, strategic alliances or marketing, distribution or licensing arrangements, or royalty-based financings with third parties, we may have to relinquish potentially valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain capital through arrangement with collaborators on terms unfavorable to us or pursue other strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Risks Related to Product Development, Regulatory Approval
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining regulatory approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and such factors may vary among jurisdictions. For instance, jurisdictions outside of the U.S., such as China, the European Union (EU) or Japan, may have different requirements for regulatory approval of a product candidate, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For example, certain early-stage clinical trials of our pherine product candidates were conducted outside of the U.S. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming. Moreover, to date, we have not submitted a NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete required nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to seek or obtain any regulatory approval.

Nonclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete. All nonclinical studies and clinical trials are inherently uncertain as to outcome. We cannot guarantee that any nonclinical studies or clinical trials will be conducted as planned, completed on schedule, if at all, or, if completed, be successful. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates have a beneficial effect, that effect will not be detected throughout the required phase of clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market approval and acceptance of the product candidate at issue.

This lengthy regulatory approval process, as well as the unpredictability of nonclinical study and clinical trial results, may result in our failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the regulatory approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from completed or future clinical trials of our product candidates are promising, such data may not be sufficient to support regulatory approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain regulatory approval of our product candidate, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan for the development and potential approval of our product candidates.

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request or provide feedback to suggest that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, dosing strategy, endpoints and trial designs that we use for our clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed the Phase 3 public speaking challenge studies in our U.S. registration-directed PALISADE Program for fasedienol for the acute treatment of SAD using a public speaking challenge with SUDS as the primary efficacy endpoint based on FDA communications, the FDA has also communicated that additional studies or data are needed to support approval. For example, the Repeat Dose Study was designed to incorporate FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect, but the FDA may ultimately determine that the study or its results are not adequate to support approval. Moreover, we plan to generate additional evidence recommended by the FDA to further characterize the clinical meaningfulness of the duration and magnitude of effect of fasedienol, but there can be no assurance that the design of our completed, ongoing and/or planned clinical trials or other activities to address FDA feedback on the development program will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional clinical trials, generate additional information, or that completing these trials and other activities will result in regulatory approval, particularly given that the FDA has not granted regulatory approval to a drug on the basis of SUDS as a primary efficacy endpoint. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the acute treatment of SAD and certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD, itruvone for the treatment of MDD and refisolone for the management of VMS (hot flashes) due to menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

Our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials, including with respect to the dosing regime utilized in a particular trial or the statistical analysis plan used to analyze trial data;

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

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from our nonclinical studies or clinical trials;

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

We have acquired our pherine product candidates from Pherin Pharmaceuticals, Inc. (Pherin), now our wholly-owned subsidiary, and Pherin undertook research and development of such product candidates prior to our acquisitions. We had no involvement with or control over the preclinical and clinical development of our pherine product candidates prior to acquiring or licensing them from Pherin. Therefore, we are dependent, in part, on Pherin’s prior research and development efforts in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards utilized by them; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any product candidates that we may acquire or in-license in the future, if any. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our pherine product candidates will be adversely affected.

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

To obtain regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We have experienced, and may further experience delays in completing our contract manufacturing, clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize the product candidates we develop, including:

•regulators, institutional review board (IRBs), or other reviewing bodies such as ethics committees may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

•we may not reach agreement on acceptable terms with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•we may experience further challenges or delays in recruiting principal investigators or clinical trial sites to lead our clinical trials;

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

•our third-party contractors, including CDMOs, CROs, clinical research sites or other third-parties acting on our behalf or in connection with our nonclinical studies and clinical trials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a clinically meaningful benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or preclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate efficacy and safety results adequate to obtain regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for and commercialize our product candidates will be adversely impacted.

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

Patient enrollment and randomization in a clinical trial is affected by many factors, including:

•the patient eligibility criteria defined in the protocol for such clinical trial;

•the size and nature of the patient population required for analysis of the trial’s primary efficacy endpoints;

•the severity of the disease or condition under investigation in such clinical trial;

•the proximity of patients to clinical trial sites;

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

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in our clinical trials will drop out before completion.

We may also experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for our product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available to participate in our clinical trials at such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials that are related to or deemed to be caused by any of our product candidates, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters (including as a result of climate change), geopolitical incidents, pandemics or macroeconomic conditions, may disrupt our clinical trials.

Our inability to enroll and randomize a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Material delays in patient enrollment and randomization may result in increased costs, affect the timing or outcome of ongoing or planned clinical trials and the public disclosure of trial results, product candidate development and regulatory approval process and jeopardize our ability to raise additional capital and seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of the Company to decline and limit our ability to obtain additional financing if needed.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies and clinical trials towards potential regulatory approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA or comparable foreign regulatory authorities' notification or approval. This could delay or prevent completion of clinical development, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical development costs, delay or prevent regulatory approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining regulatory approvals for the commercialization of our product candidates.

Any product candidate we develop, and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received regulatory approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we are developing or may seek to develop in the future will ever obtain regulatory approval.

We have no experience in submitting and supporting the applications necessary to gain regulatory approvals and expect to rely in large part on third-party CROs and regulatory consultants to augment our internal personnel and assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of extensive information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals to market our product candidates, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory personnel and review processes for each submitted NDA, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any NDA or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any regulatory approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining regulatory approval or if we fail to obtain regulatory approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be significantly harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development activities or objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, the timing of regulatory meetings, review or approvals, or initiation of commercialization activities or objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial of a product candidate, the initiation of other clinical programs, outcomes of regulatory meetings, receipt of regulatory approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates and adversely affect our business, including:

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

•other actions, decisions or rules issued by the FDA and other regulators;

•our ability to access sufficient, reliable and affordable supplies of materials used to manufacture our product candidates;

•the efforts of our collaborators with respect to the development and commercialization of our product candidates; and

•the securing of costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be significantly harmed.

We depend heavily on the success of one or more of our current product candidates and we cannot be certain that we will be able to obtain regulatory approval for or commercialize any of our product candidates.

We are not permitted to market our product candidates in the U.S. until we receive FDA approval of an NDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a NDA is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the submission of our NDA, delay, limit or deny approval of a NDA for many reasons, including, among others:

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

•a FDA advisory committee or the FDA or applicable regulatory agency may determine that there is insufficient evidence of effectiveness or safety of our product candidate in an NDA and require additional clinical studies or other information;

•the FDA or comparable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or

•the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and commercialize any current or future product candidate we may develop. Any such setback in our pursuit of regulatory approval for any product candidate would have a material adverse effect on our business and prospects.

In addition, all of our pherine product candidates will be subject to regulation as combination products, which means that they are composed of both a drug product and device product. Although we do not contemplate doing so, if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. As drug-device combination candidates, each will require review and coordination by FDA’s drug and device centers prior to regulatory approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulations (QMSR) applicable to medical devices. Problems associated with the device component of the combination product candidate may delay or prevent regulatory approval. Any such delay would have a material adverse effect on our business and prospects.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We may also observe safety or tolerability issues with our product candidates in ongoing or future clinical trials. Many product candidates that initially showed promise in clinical trials or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevent further development of the product candidate. Results of future clinical trials of our product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, despite a favorable tolerability profile observed in earlier-stage testing. Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

If unacceptable side effects arise in the development of our product candidates, specifically those deemed to be caused by or directly related to any of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent adverse events that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these adverse events may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the adverse event and side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential adverse events or side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

•our product may become less competitive, and

•our reputation may suffer.

If our product candidates are approved by the FDA or other regulatory authorities, any of these events could diminish the usage or otherwise limit the commercial success of our products and prevent us from achieving or maintaining market acceptance of our products.

If any of our product candidates are ultimately approved and regulated as controlled substances, we, our CDMOs, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

Before we can commercialize a product candidates in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidates to be controlled substances, we cannot yet give any assurance that such product candidates will not be regulated as controlled substances.

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

We have concentrated a significant portion of our research and development efforts on the treatment of neuropsychiatric disorders, a field that faces certain challenges in drug development.

We have focused a significant portion of our research and development efforts on addressing neuropsychiatric disorders. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neuropsychiatric disorders such as SAD and MDD rely on subjective assessments by clinicians and subjective patient-reported outcomes as key efficacy endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our neuropsychiatric product candidates. There can be no guarantee that we will successfully overcome these challenges with our neuropsychiatric product candidates or that we will not encounter other challenges in the development of our other product candidates.

Even if any of our product candidates receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if any of our product candidates is approved by the FDA or other regulatory authorities for marketing and sale, it may nonetheless fail to achieve sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Certain of the indications for our product candidates have well-established standards of care that physicians, patients and payors are familiar with and, in some cases, are available generically. Even if our product candidates are successful in registrational clinical trials, they may not be successful in displacing these current standards of care, if any, if we are unable to demonstrate superior efficacy, safety, ease of administration and/or cost-effectiveness. For example, physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to our product candidates. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. Even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

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

Although the development and commercialization of our most advanced pherine product candidate, fasedienol, is currently our primary focus, as part of our longer-term growth strategy, we plan to develop other of our clinical stage pherine product candidates. We intend to evaluate internal opportunities from our existing pherine pipeline, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited or suboptimal treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to regulatory approval and commercial sale, including manufacturing, preclinical studies, clinical trials and approval by the FDA and comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

In addition, we intend to devote substantial capital and resources for basic research to discover and identify additional pherine product candidates. These research programs require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified and advanced in preclinical and clinical development. Our research programs may initially show promise in identifying potential pherine product candidates, yet fail to yield product candidates for preclinical and clinical development for many reasons, including the following:

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

The number of patients with the neuroscience conditions and disorders for which we are developing our product candidates has not been established with precision. If the actual number of patients with the conditions and disorders we elect to pursue with our product candidates is smaller than we anticipate, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. Even if such product candidates are successfully developed and approved, the markets for our products may be smaller than we expect and our revenue potential and ability to achieve profitability may be materially adversely affected.

Our neuroscience pipeline includes product candidates for a variety of conditions and disorders. There is no precise method of establishing the actual number of patients with any of these conditions and disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the condition or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of conditions or disorders we are pursuing, or may in the future pursue, including, among others, our estimates as to the prevalence of SAD, MDD and vasomotor symptoms (hot flashes) due to menopause, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these and other disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. In the event the number of patients with the conditions and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any condition or disorder or our other market assumptions are not accurate, the markets for our product candidates for these conditions or disorders may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

Competitive products may reduce or eliminate the commercial opportunity for our product candidates, if approved. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective and/or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.

The clinical and commercial landscapes for the treatment of neuroscience disorders, including those we are pursuing, are highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the conditions or disorders that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We believe that a significant number of product candidates are currently under development for certain of the same conditions or disorders we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions or disorders for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Business—Competition” in this Annual Report for examples of the competition that our product candidates face.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish sales and marketing capabilities, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any regulatory approval of the product candidate. Any failure or delay in the development of our or a third party collaborator internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

We, along with our collaborators, CDMOs, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology (IT) systems and networks to process, transmit and store electronic information, including confidential information such as proprietary business information and personal information of our employees and contractors, in connection with our business activities. As use of digital technologies has increased, our IT systems and those of our third-party service providers, strategic partners and other contractors or consultants are increasingly vulnerable to attack, damage and interruption from cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, malicious code, spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other threats. Deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CDMOs', CROs’, third-party logistics providers’, distributors’, and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing or identifying cyberattacks and may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or successfully mitigate their effects due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyberattacks. Similarly, our collaborators, CDMOs, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

In addition, any current or future collaboration that we enter into may not be successful. The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

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

Our success depends, and will likely continue to depend, upon our ability to retain the services of our executive officers, key senior managerial and other key senior personnel within our organization. Our executive officers and other senior employees may terminate their employment with us at any time. In addition, we recently reduced employee headcount in connection with cost preservation efforts. As a result, the loss of the services of those employees might impede the achievement of our operational and strategic objectives.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully and the cultural fit to be a leader in our organization. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.

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

In March 2026, our Board of Directors approved a reduction of approximately 20% in our workforce, intended to provide disciplined cash management while prioritizing efficient execution of the ongoing clinical studies in our PALISADE Program. As of March 31, 2026, we had 41 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to retain adequate staffing levels or effectively expand our organization by hiring new qualified employees as needed, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

The current political environment in the U.S. is volatile, and recent or future regulatory changes, especially leadership at the FDA, have resulted, and may continue to result, in uncertainty throughout the pharmaceutical industry and, have an adverse effect on our business and the value of our securities. This political and regulatory uncertainty may receive increasing publicity which, in turn, may cause the investing public to reduce the perceived value of pharmaceutical companies. Any decrease in the overall perception of the pharmaceutical industry may have an adverse impact on our share price and may limit our ability to raise capital needed to continue our drug development programs.

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

We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable protocol, legal and regulatory requirements and scientific standards could result in, among other things, rejection of our clinical data, sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, receipt of a complete response letter, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If we do not maintain our key third-party CDMO relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement third-party CDMO, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

Additionally, if any third-party CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we do not and may not ever have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party CDMOs for any reason, we will be required to verify that the new third-party CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party CDMO may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party CDMO or require us to obtain a license from such third-party CDMO in order to have another third party CDMO our product candidates.

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

We expect each of our current clinical-stage pherine product candidates, fasedienol, refisolone, itruvone, PH15 and PH284, will be considered drug-device combination products. Third-party CDMOs may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the QMSR or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For a product candidate that has been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates receiving Breakthrough Therapy designation also receive the same benefits associated with Fast Track designation, described above. Designation as a Breakthrough Therapy is within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. For example, the FDA has declined to grant our requests for Breakthrough Therapy designation for fasedienol for the acute treatment of SAD. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapy designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•the federal civil and criminal false claims laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;

•the federal Civil Monetary Penalties Law, which prohibits, among other things, the submission of false or fraudulent claims, the employment or contracting of an excluded individual or entity, and offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of reimbursable items or services;

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

•the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Centers for Medicare & Medicaid Services, within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners including nurse practitioners, certified nurse anesthetists, anesthesiologist assistants, physician assistants, clinical nurse specialists, and certified nurse midwives) as well as teaching hospitals and to disclose ownership and investment interests held by physicians and their immediate family members;

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Private health insurers and other third-party payors in the U.S. often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, if approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, create an out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D and delay the rebate rule that would require pass-through of pharmacy benefit manager rebates to beneficiaries. In particular, the IRA allows CMS to begin negotiating prices for certain high-cost Medicare-covered small molecule drugs after they have spent seven years on the market. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as depression. Accordingly, these new price-negotiation provisions may have a negative impact on our future revenue and profits. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet fully known. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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

•the level of taxes that we are required to pay; and

•the availability of capital.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current administration is also pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, the current administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products, if approved. On the one hand, the current U.S. president threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the current administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the current administration is also pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, recent and/or future policy changes may create uncertainty for our business. In its June 2024 decision in Loper Bright Enterprises v. Raimondo (the Loper Decision), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Additionally, the Loper Decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, or changes to key personnel, including those on relevant regulatory review teams at the FDA, other government agencies and comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies and comparable foreign regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. For example, the U.S. Supreme Court recently decided Hikma v. Amarin (June 2026), which concerned alleged “induced” infringement by a generic manufacturer that obtained FDA approval to market a drug under a “skinny label” corresponding to an unpatented treatment method while a second indication remained under patent. The Court found that merely stating that a product was a generic equivalent did not constitute active steps to encourage infringement of the patented treatment indication. Although this decision will not have any direct, immediate impact on the Company, it could be relevant in the future should the Company receive FDA approval to treat multiple indications using unpatented compounds or formulations. In addition, the coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform and is subject to change.

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

•plans for, progress of or results from nonclinical studies and clinical trials of our product candidates;

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry,

•our ability to successfully recruit, enroll and retain subjects who meet our eligibility criteria for participation in our clinical trials, and any delays caused by difficulties in such efforts;

•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

•our ability to obtain regulatory approval for our product candidates and the timing and scope of any such approvals we may receive;

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

•the level of demand for our product candidates should they receive regulatory approval, which may vary significantly;

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

The stock market in general, and the Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the Company have filed a lawsuits in the United States District Court for the Northern District of California and the District of Nevada against the Company and certain of our executive officers, the members of our Board and certain other parties, claiming, under the U.S. federal securities laws and certain California civil statutes, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. We believe all claims are wholly without merit and intend to vigorously defend all claims. These types of litigation could result in substantial costs and a significant diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, and potential settlements, and damages awarded to plaintiffs, if any.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will significantly dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in substantial dilution to all of our stockholders. We expect to grant equity awards to employees and directors under our stock incentive plans. We may also raise capital through equity financings in the future, as well as securities convertible into equity. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity and/or debt securities to pay for any such acquisition or investment. Any such issuances resulting in the issuance of additional equity securities likely will cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act). In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the quarter ended September 30, 2025. The Company is currently in the process of analyzing the tax impacts of the OBBB Act, but we do not expect a material impact on our financial statements. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating losses and research and development tax credits to offset future taxable income may be subject to certain limitations.

As of March 31, 2026, we had U.S. federal net operating loss carryforwards totaling $314.3 million. Federal net operating loss carryforwards of approximately $80.6 million generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2025 through March 31, 2038. Federal net operating loss carryforwards of approximately $233.7 million generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2026, we had state net operating loss carryforwards totaling $63.7 million, which expire at various dates between 2029 and 2045. As of March 31, 2026, we also had U.S. federal and state research and development tax credit carryforwards of $8.6 million and $2.2 million, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Independent securities research analysts may establish and publish their own periodic analysis of and projections relating to our operation and prospects. These analyses and projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the analyses, opinions and projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

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

We design and assess our program based on the NIST Special Publication 800-171 and the Cybersecurity Maturity Model Certification (CMMC) Level 1. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and CMMC maturity models as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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
Item 3. Legal Proceedings
Cesario et al. v. Vistagen Therapeutics, Inc. et al. (Northern District of California). On February 13, 2025, John Cesario and David Preka (the Cesario Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Cesario Plaintiffs filed an amended complaint on March 10, 2025 (the First Amended Complaint). On September 3, 2025, the Company filed a motion to dismiss the First Amended Complaint. On October 9, 2025, the Court granted the Cesario Plaintiffs leave to amend the First Amended Complaint, and on November 3, 2025, the Cesario Plaintiffs filed a proposed second amended complaint (the Second Amended Complaint). On December 4, 2025, the Court granted the Cesario Plaintiffs leave to file the Second Amended Complaint, and the Second Amended Complaint was filed with the Court on the same day. The Court also denied the Company’s motion to dismiss the First Amended Complaint as moot at the same time. On December 24, 2025, the Company filed a motion to dismiss the Second Amended Complaint. The Cesario Plaintiffs also purported to serve one of the Individual Defendants, Jon Saxe, who filed a motion to dismiss the Second Amended Complaint at the Court’s instruction on February 22, 2026. A court-ordered settlement conference is currently scheduled for June 15, 2026. A hearing on the Company and Mr. Saxe’s motions to dismiss the Second Amended Complaint is currently scheduled for July 14, 2026.

The Cesario Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The operative complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, along with other causes of action. The Cesario Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. The Complaint also alleges that the Board, certain of the Company’s professional and financial advisors, and industry analysts aided and abetted the alleged wrongful conduct. The Company believes all allegations asserted in the Complaint are wholly without merit, and intends to defend them vigorously.

Cesario et al. v. Vistagen Therapeutics, Inc. et al. (District of Nevada). On April 10, 2026, the Cesario Plaintiffs filed a stockholder derivative action, pro se, in the District of Nevada (Case No. 2:26-cv-01128) against the Company, and certain current and former Board members, executive officers, Company employees and an advisor (the Cesario Derivative Complaint). On May 5, 2026, the Cesario Plaintiffs filed an amended derivative complaint (the Amended Cesario Derivative Complaint). The Cesario Plaintiffs purport to be current Company stockholders, and the allegations are primarily the same as those made in the Second Amended Complaint. The Company believes all allegations asserted in the Amended Cesario Derivative Complaint are wholly without merit, and intends to defend them vigorously.

Securities Class Action Lawsuit and Derivative Actions in the Northern District of California. On January 15, 2026, a putative class action complaint (the Class Action Complaint) was filed by alleged stockholder Dan Eller against the Company and certain of its executive officers (the Class Action Defendants) in the United States District Court for the Northern District of California, captioned Eller v. Vistagen Therapeutics, Inc. et al. (Case No. 3:26-cv-00427) (the Class Action). The Class Action Complaint alleges that the Class Action Defendants disseminated false and misleading statements and/or concealed material adverse facts concerning the Company’s PALISADE-3 Phase 3 clinical trial. The Class Action Complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 16, 2026, the Court appointed a Lead Plaintiff. Lead Plaintiff seeks to represent a putative class of stockholders who purchased or otherwise acquired Company securities between April 1, 2024 and December 16, 2025, both dates inclusive. Plaintiff seeks unspecified damages. The Company believes all allegations asserted in the Class Action Complaint are wholly without merit, and intends to defend them vigorously.

Two stockholder derivative actions were filed against the Company, as nominal defendant, and certain of the Company's current and former officers and directors, in the United States District Court for the Northern District of California, captioned Do v. Singh et al. (Case No. 4:26-cv-02656) (the Do Derivative Complaint), on March 26, 2026, and Strekal v. Singh et al. (Case No. 3:26-cv-04480), on May 13, 2026 (the Strekal Derivative Complaint and, together with the Do Derivative Complaint, the Derivative Complaints). The plaintiffs in both Derivative Complaints purport to be current Company stockholders, and the allegations are primarily the same as those made in the Class Action Complaint. A motion to relate the Derivative Actions to the Class Action is pending and, once granted, a stipulation consolidating the Derivative Actions and staying the consolidated Derivative Actions pending resolution of the Class Action will be filed with the Court. The Company believes all allegations asserted in the Derivative Complaints are wholly without merit, and intends to defend them vigorously.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “VTGN”.
Holders of Common Stock
As of June 12, 2026, there were approximately 338 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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

Please see Part III, Item 12 of this Annual Report.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

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

Our most advanced intranasal pherine product candidate is fasedienol, which is being investigated in our U.S. registration-directed PALISADE Program for the acute treatment of social anxiety disorder (SAD). Our PALISADE Program includes the PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4 Phase 3 clinical trials and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). PALISADE-2 achieved its primary efficacy endpoint, as reported in August 2023. Neither PALISADE-1, completed in 2022, nor PALISADE-3, the randomized portion of which was completed in December 2025, achieved its primary endpoint.

On May 8, 2026, we announced that the last patient had completed the last visit in the randomized portion of PALISADE-4, and we expect to announce topline results from the randomized portion of PALISADE-4 in the second quarter of calendar 2026. The FDA has granted Fast Track designation for the investigation of fasedienol for the acute treatment of SAD. We believe PALISADE-4, if successful, together with the positive results from PALISADE-2 and confirmatory evidence from our overall fasedienol development program in SAD, including the Repeat Dose Study and Open Label Extension data, as well as confirmatory evidence we plan to generate based on FDA feedback to support the clinical meaningfulness of the duration and magnitude of effect of fasedienol, may establish substantial evidence of the effectiveness of fasedienol in support of a potential New Drug Application (NDA) submission to the FDA for the acute treatment of SAD.

We have also reported positive results from an exploratory Phase 2A clinical trial for each of our next most advanced pherine product candidates, itruvone for treatment of major depressive disorder, and refisolone (formerly PH80) for both vasomotor symptoms (hot flashes) due to menopause and premenstrual dysphoric disorder (PMDD), as well as a pilot Phase 2A study of PH15 for improvement of psychomotor impairment due to mental fatigue and an exploratory Phase 2A study of PH284 for treatment of cancer cachexia. In April 2026, we announced receipt of a 'Study May Proceed' letter from the FDA under our U.S. Investigational New Drug (IND) application for refisolone for the treatment of moderate to severe vasomotor symptoms (hot flashes) due to menopause.

In March 2026, our Board of Directors approved a reduction of approximately 20% in our workforce, intended to provide disciplined cash management while prioritizing efficient execution of the ongoing clinical studies in our PALISADE Program. See 'Liquidity and Capital Resources' below for additional discussion.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet needs and bring meaningful relief to patients underserved by the current standard of care for multiple highly prevalent indications, all while delivering long-term value to our stockholders.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc, a Delaware corporation (Pherin), which we acquired in February 2023, and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).

Components of Results of Operations

Sublicense and Other Revenue

Sublicense and other revenue consist of revenue recognized under the AffaMed Agreement and Negotiation Agreement with Fuji Pharma. Revenue is recognized as identified performance obligations are satisfied. See Note 11 to our consolidated financial statements for a complete description of the AffaMed Agreement and Fuji Pharma Negotiation Agreement.

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
Results of Operations for the Years Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended March 31,
	2026	2025
Revenues:
Sublicense and other revenue	$1,269	$486
Total revenues	1,269	486
Operating expenses:
Research and development	54,974	39,375
General and administrative	18,421	17,084
Total operating expenses	73,395	56,459
Loss from operations	(72,126)	(55,973)
Other income (expense)
Interest Income	2,441	4,557
Other income	7	5
Total other income, net	2,448	4,562
Loss before income taxes	(69,678)	(51,411)
Income taxes	(7)	(7)
Net loss	$(69,685)	$(51,418)
Sublicense and Other Revenue
Sublicense and other revenue was $1.3 million for the year ended March 31, 2026, compared to $0.5 million for the year ended March 31, 2025, an increase of $0.8 million. The increase in sublicense and other revenue is due to timing of revenue recognized under the AffaMed Agreement.

As of March 31, 2026, approximately $0.4 million of deferred revenue under the AffaMed Agreement remained to be recognized, which we expect to recognize in fiscal 2027. Approximately $1.3 million of deferred revenue under the Negotiation Agreement with Fuji Pharma also remained as of March 31, 2026. The recognition of remaining deferred revenue under the Negotiation Agreement is dependent on the outcome of the Exclusive Negotiation Period, as further described in Note 11 to our consolidated financial statements included with this Annual Report.

The amount and timing of future sublicense and other revenue will also depend on the achievement of milestones under existing agreements, if any, and the execution of new licensing or sublicensing agreements, if any.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Clinical and nonclinical studies and development expenses by program
Fasedienol	$38,513	$21,892
Other clinical stage candidates	1,230	3,103
Total clinical and nonclinical studies and development expenses	39,743	24,995
Salaries and benefits	10,399	9,402
Stock-based compensation	1,732	1,938
Consulting and professional services	1,559	1,565
Occupancy and all other costs	1,541	1,475
Total research and development expenses	$54,974	$39,375

Research and development expense was $55.0 million for the year ended March 31, 2026 compared to $39.4 million for the year ended March 31, 2025, an increase of $15.6 million or 39.6%. The increase was primarily driven by higher clinical trial activity within our fasedienol program, partially offset by lower spend on our other clinical-stage pherine product candidates.

Clinical and nonclinical studies and development expenses by program increased by $14.7 million, from $25.0 million in fiscal 2025 to $39.7 million in fiscal 2026. PALISADE Program expenses increased by $16.6 million, from $21.9 million in fiscal 2025 to $38.5 million in fiscal 2026. The increase was attributable to three clinical studies within our U.S. registration-directed PALISADE Program, including our PALISADE-3 and PALISADE-4 Phase 3 clinical trials and the Repeat Dose Study conducted concurrently during fiscal 2026. By comparison, fiscal 2025 reflected only a partial period of activity for these studies as each was in earlier stages of enrollment and start-up. The fiscal 2026 increase reflects higher CRO costs, investigator and site payments, and pass-through expenses associated with the expanded scale of patient enrollment, dosing, and trial conduct activities.

Other clinical-stage product candidates under active development include refisolone and itruvone. Expenses for these candidates decreased $1.9 million, from $3.1 million in fiscal 2025 to $1.2 million in fiscal 2026, primarily reflecting reduced clinical and nonclinical activity as we prioritized resources toward our PALISADE Program.

Salaries and benefits expense increased by $1.0 million from $9.4 million in fiscal 2025 to $10.4 million in fiscal 2026, primarily due to increased headcount supporting our clinical development activities. Stock-based compensation decreased by $0.2 million from $1.9 million in fiscal 2025 to $1.7 million in fiscal 2026. Consulting and professional services expenses were substantially unchanged at $1.6 million in each of fiscal 2026 and 2025. Occupancy and all other costs were also substantially unchanged at $1.5 million in each of fiscal 2026 and 2025.

We expect that our research and development expense may fluctuate over the next fiscal year. The fluctuation depends on when we conduct nonclinical studies and clinical trials, and expand third-party contract manufacturing and regulatory activities required to advance further research and development of our current pherine product candidates and additional pherine product candidates, and when and to what extent we maintain, expand, protect and enforce our intellectual property portfolio, and hire additional headcount. At this time, we cannot accurately estimate or know the nature, timing and costs of these efforts that will be necessary to complete the preclinical and clinical development of any pherine product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate.
General and Administrative Expenses
General and administrative expense was $18.4 million for the year ended March 31, 2026, compared to $17.1 million for the year ended March 31, 2025, an increase of $1.3 million or 7.8%. The increase was primarily attributable to higher corporate legal expense, including costs associated with the defense of pending shareholder litigation, higher salaries and wages, and higher consulting fees, partially offset by lower incentive bonus expense in fiscal 2026.
Our expectation for general and administrative expense is largely dependent on the results of the randomized portion of our PALISADE-4 clinical trial. We expect that our general and administrative expenses may increase substantially over the next fiscal year in the event of positive results from PALISADE-4. Under a positive scenario, we will prepare to submit a NDA to the FDA and begin commercialization efforts to support product launch or partnering of commercialization for fasedienol. However, in the event of negative results from PALISADE-4, we expect to further cash conservation efforts that were implemented following the announcement of negative results from the randomized portion of our PALISADE-3 clinical trial, resulting in an anticipated decrease to general and administrative expense.
Other income, net was $2.4 million for the year ended March 31, 2026, compared to $4.6 million for the year ended March 31, 2025, a decrease of $2.1 million, or 46%. The decrease was primarily attributable to lower average balances of cash, cash equivalents, and marketable securities during fiscal 2026 as compared to fiscal 2025, reflecting the use of cash to fund our operations.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2026, we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $371.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, the Pherin Acquisition, and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program (the ATM) under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Jefferies. The aggregate offering price available under the Sales Agreement was increased to $100.0 million in February 2024 and to $175.0 million in June 2025. During our fiscal years ended March 31, 2026 and 2025, we sold an aggregate of 10,403,244 and 1,108,587 shares, respectively, under the Sales Agreement, for net proceeds of $30.6 million and $3.0 million, respectively, after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
As of March 31, 2026 and 2025, we had cash, cash equivalents, and marketable securities of $45.4 million and $80.5 million, respectively. As of June 15, 2026, the issuance date of the consolidated financial statements in this Annual Report, we concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.
When necessary and/or advantageous, we will seek additional capital to fund our planned operations through, among other options, (i) sales of our equity and/or debt securities in one or more public offerings and/or private placements, including sales of our securities under the Sales Agreement, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of our product candidates. However, no assurance can be provided that any such sales of our securities, awards, agreements or collaborations will occur in the future. While we may make additional sales of our equity securities, we do not have an obligation to do so.
Our future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of our staff, the scope and nature of opportunities related to our success or failure and the success or failure of certain other companies in nonclinical and clinical trials, including the development and commercialization of our current product candidates, and the availability of, and our ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to us. In the future, to further advance the clinical development and commercialization of our product candidates, as well as support our operating activities, we plan to seek substantial additional financing, including both equity-based and/or debt-based capital and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage our operating costs, including, but not limited to, our clinical, nonclinical, and pre-commercialization programs. However, there can be no assurance that future financing will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise. See Note 2 to our consolidated financial statements contained in this Annual Report for additional information regarding our going concern assessment.

Cash Flows
The following table summarizes changes in cash and cash equivalents for the fiscal years stated (in thousands):

	Year Ended March 31,
	2026	2025
Net cash used in operating activities	$(66,436)	$(42,097)
Net cash used in investing activities	(877)	(13,148)
Net cash provided by (used in) financing activities	30,971	3,210
Net decrease in cash and cash equivalents	(36,342)	(52,035)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$30,789	$67,131

Operating Activities

Net cash used in operating activities for the year ended March 31, 2026 was $66.4 million, consisting primarily of our net loss of $69.7 million, adjusted for $4.2 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and a $0.9 million use of cash for net changes in operating assets and liabilities.

Net cash used in operating activities for the year ended March 31, 2025 was $42.1 million, consisting primarily of our net loss of $51.4 million, adjusted for $4.5 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $4.8 million for net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the year ended March 31, 2026 was $0.9 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Net cash used in investing activities for the year ended March 31, 2025 was $13.1 million, consisting primarily of net purchases of marketable securities and, to a lesser extent, purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended March 31, 2026 was $31.0 million, consisting primarily of net proceeds from the sale of our common stock in ATM transactions under the Sales Agreement.

Net cash provided by financing activities during the year ended March 31, 2025 was $3.2 million, consisting primarily of net proceeds from the sale of our common stock in ATM transactions under the Sales Agreement and to a lesser extent, proceeds from activity in our Employee Stock Purchase Plan.
Future Funding Requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will not be sufficient to fund our operations beyond the next twelve months from the date of this Annual Report. We anticipate that we will continue to seek substantial additional funding, though the precise timing and nature of such additional funding may prove uncertain or unavailable to us. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. See "Risk Factors" above. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we expect. Additionally, the process of conducting nonclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements will depend on many factors, including:

•the initiation, type, number, scope, costs, timing and results of, the recently completed randomized portion of PALISADE-4, our ongoing and planned nonclinical studies and clinical trials of product candidates or clinical trials of other potential product candidates we may choose to pursue in the future, including based on feedback received from regulatory authorities;
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
Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders likely will, be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish potentially valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Contractual Obligations and Commitments
We lease our corporate office and laboratory space in South San Francisco, California. As of March 31, 2026, total undiscounted future aggregate operating lease commitments were $1.0 million, with approximately $0.8 million due during the year ending March 31, 2027, and the remaining due in periods ending March 31, 2028. These obligations are further described in Note 5 to our audited consolidated financial statements.
In addition, we enter into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes third-party contract manufacturing services with CDMOs, development services with CROs, and research and development services from other industry consultants. These arrangements are generally cancelable by either party with notice, and we are not committed to any material non-cancelable purchase obligations as of March 31, 2026.
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

While our significant accounting policies are described in more detail in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report, we believe the following accounting estimates to be most critical to the preparation of our financial statements.
Research and Development Expenses, Prepaids, and Accruals
Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts and the manufacturing, nonclinical and clinical development of our neuroscience product candidates. Research and development costs are expensed in the period incurred.

We have entered into various research and development contracts with CROs, CDMOs, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. We record accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. We hold discussions with applicable personnel and outside service providers regarding the status and progress of our manufacturing, nonclinical studies, clinical trials, and other contracted services. Significant judgments and estimates may be made in assessing the phase or completion of events to determine the expense and the resulting prepaid or accrued balances at the end of any reporting period. Our R&D accruals are most sensitive to assumptions about CRO progress on clinical trials, where invoices may lag actual services performed by several months. If our estimates of vendor progress differ from actual progress, our research and development expense and accrued liabilities could be materially different from the amounts reported. Non-refundable advance payments for goods and services, including fees for process development, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vistagen Therapeutics, Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
San Francisco, California
June 15, 2026

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$30,789	$67,131
Marketable securities	14,614	13,351
Prepaid expenses and other current assets	1,540	1,594
Total current assets	46,943	82,076
Property and equipment, net	427	476
Right-of-use asset - operating lease	801	1,335
Other assets	393	454
Total assets	$48,564	$84,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,535	$653
Accrued expenses	8,755	8,810
Notes Payable	96	—
Deferred revenue - current portion	1,710	2,588
Operating lease liability - current portion	699	561
Total current liabilities	12,795	12,612
Deferred revenue - non-current portion	—	391
Operating lease liability - non-current portion	249	948
Total liabilities	13,044	13,951
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and March 31, 2025; no shares outstanding at March 31, 2026 and March 31, 2025	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at March 31, 2026 and March 31, 2025; 39,624,839 and 29,001,481 shares issued at March 31, 2026 and March 31, 2025, respectively	40	29
Additional paid-in capital	516,767	481,956
Treasury stock, at cost, 4,522 shares of common stock held at March 31, 2026 and March 31, 2025	(3,968)	(3,968)
Accumulated other comprehensive gain (loss)	(2)	5
Accumulated deficit	(477,317)	(407,632)
Total stockholders’ equity	35,520	70,390
Total liabilities and stockholders’ equity	$48,564	$84,341

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2026	2025
Revenues:
Sublicense and other revenue	$1,269	$486
Total revenues	1,269	486
Operating expenses:
Research and development	54,974	39,375
General and administrative	18,421	17,084
Total operating expenses	73,395	56,459
Loss from operations	(72,126)	(55,973)
Other income, net:
Interest income, net	2,441	4,557
Other income, net	7	5
Loss before income taxes	(69,678)	(51,411)
Income taxes	(7)	(7)
Net loss	$(69,685)	$(51,418)
Unrealized gain (loss) on marketable securities	$(7)	$5
Comprehensive loss	$(69,692)	$(51,413)
Basic and diluted net loss per common share	$(1.83)	$(1.67)
Weighted average common shares outstanding, basic and diluted	38,073,926	30,877,029

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	27,029,731	$27	$474,441	$(3,968)	$—	$(356,214)	$114,286
Stock-based compensation expense	—	—	4,315	—	—	—	4,315
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	74,804	—	201	—	—	—	201
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,108,587	1	2,999	—	—	—	3,000
Issuance of common stock upon exercise of Pre-Funded Warrants	788,359	1	—	—	—	—	1
Net loss	—	—	—	—	—	(51,418)	(51,418)
Balance at March 31, 2025	29,001,481	29	481,956	(3,968)	5	(407,632)	70,390
Stock-based compensation expense	—	—	3,997	—	—	—	3,997
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	217,784	—	231	—	—	—	231
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(7)	—	(7)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	10,403,244	11	30,575	—	—	—	30,586
Issuance of common stock upon exercise of stock options	2,330	—	8	—	—	—	8
Net loss	—	—	—	—	—	(69,685)	(69,685)
Balance at March 31, 2026	39,624,839	$40	$516,767	$(3,968)	$(2)	$(477,317)	$35,520
See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(69,685)	$(51,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	150
Loss on disposal of fixed assets	—	—
Stock-based compensation	3,997	4,315
Amortization of operating lease right-of-use asset	534	485
Accretion of marketable securities	(543)	(389)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(88)
Other assets	(46)	190
Operating lease liability	(561)	(611)
Deferred sublicense revenue, net of deferred contract acquisition costs	(1,195)	(412)
Accounts payable and accrued expenses	828	5,681
Net cash used in operating activities	(66,436)	(42,097)

Cash flows from investing activities:
Purchases of laboratory and other equipment	(151)	(191)
Sales and maturities of marketable securities	21,575	12,027
Purchases of marketable securities	(22,301)	(24,984)
Net cash used in investing activities	(877)	(13,148)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	8	—
Net proceeds from sale of common stock under Open Market Sale Agreement, net of deferred offering costs	30,637	3,009
Net proceeds from sale of common stock under Employee Stock Purchase Plan	231	201
Issuance of note payable for insurance policy	1,020	—
Repayment of note payable	(925)	—
Net cash provided by financing activities	30,971	3,210
Net increase (decrease) in cash and cash equivalents	(36,342)	(52,035)
Cash and cash equivalents at beginning of period	67,131	119,166
Cash and cash equivalents at end of period	$30,789	$67,131
Supplemental disclosure of cash flow information:
Cash paid for interest	$33	—

See accompanying notes to consolidated financial statements

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Overview
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen, the Company, we, our, or us), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and potentially commercialize a new class of non-systemic intranasal product candidates called pherines. Our clinical-stage neuroscience pipeline currently includes five clinical-stage intranasal pherine product candidates, each with a novel proposed mechanism of action (MOA) and at least one positive clinical study involving our targeted patient population. Pherines rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.
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
We have incurred significant losses and negative cash flows from operations since inception. As of March 31, 2026, we had an accumulated deficit of $477.3 million and cash used in operations for the year ended March 31, 2026 was $66.4 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates.
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
As of March 31, 2026 and 2025, we had cash, cash equivalents, and marketable securities of $45.4 million and $80.5 million, respectively. As of June 15, 2026, the issuance date of the consolidated financial statements as of and for the year

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended March 31, 2026, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these consolidated financial statements and therefore we concluded that substantial doubt exists about our ability to continue as a going concern.
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates reflected in the accompanying consolidated financial statements include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right-of-use assets under lease transactions and related lease obligations, useful lives of property and equipment, deferred tax assets and liabilities and the related valuation allowance, and the assumptions used to value warrants. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market accounts and short-term treasury notes. As of March 31, 2026, we had cash and cash equivalents balances deposited at multiple major financial institutions.
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years, or the remaining term of the lease). Repairs and maintenance costs are expensed as incurred, while expenditures that extend the useful life of an asset or add new functionality are capitalized and depreciated over the remaining useful life of the related asset.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which consist of property and equipment and right-of-use assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, we have not recorded any impairment losses on long-lived assets.
Deferred Offering Costs
Deferred offering costs include registration expenses related to our current registration statement on SEC Form S-3, which became effective on February 29, 2024, and expenses related to the Sales Agreement (as described in Note 8, Capital Stock). These expenses consist primarily of legal, accounting, SEC filing fees, and, as appropriate, Nasdaq filing fees.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.
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
We have entered into various research and development contracts with clinical research organizations, clinical development and manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after the performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. When evaluating the adequacy of the accrued liabilities, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. We hold discussions with relevant employees and outside service providers as to assess the progress of clinical trials and services performed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from our estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.
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

Effective April 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. ASU 2023-09 requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The adoption resulted in expanded disclosures in Note 10, Income Taxes, and did not affect our consolidated financial position, results of operations, or cash flows.
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
Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheets at the commencement date of the lease based on the present value of lease payments over the expected lease term. We exclude short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred. Operating right-of-use assets are reflected in right-of-use assets in the accompanying balance sheets. Operating lease liabilities are reflected in operating lease obligations, current and non-current in the accompanying balance sheets.
Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter. We have not entered into any financing leases as of the balance sheet dates presented.
Internal-Use Software Development Costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of three years. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Capitalized software development costs are classified as property and equipment, net on the consolidated balance sheet. We expense costs incurred related to the planning and post-implementation phases of development as incurred.
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

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires that certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the option before exercise, expected volatility of our common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is estimated based on the average historical volatility of our own common stock. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. We have historically not declared or paid any dividends and we do not currently expect to do so in the foreseeable future, and therefore have estimated the dividend yield to be zero.
Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value, which are as follows:
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
Warrants Issued in Connection with Equity Financing
We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized immediately in the Statements of Operations and Comprehensive Loss. At March 31, 2026 and 2025 all of our outstanding warrants were classified as equity.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the year ended March 31, 2026, these changes related to unrealized gains and losses on our available-for-sale short-term investments. There were no reclassifications out of comprehensive loss for the years ended March 31, 2026 and 2025, respectively.
Net Loss Per Share
We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The Pre-Funded Warrants associated with the October 2023 Public Offering (see Note 8 below) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. The net loss attributable to common stockholders is

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not allocated to the warrant holders as the holders of warrants do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Our potentially dilutive securities, including outstanding warrants to purchase common stock and outstanding stock options under our equity incentive plan, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion in the calculation would be anti-dilutive:

	As of March 31,
	2026	2025
Outstanding options under the Company's Amended and Restated 2016 (formerly 2008) Stock Incentive Plan and 2019 Omnibus Equity Incentive Plan	4,457,368	3,239,642
Outstanding warrants to purchase common stock	20,559,108	20,571,460
Total	25,016,476	23,811,102
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
Recently Adopted Accounting Principles
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective April 1, 2025, resulting in enhanced income tax disclosures. See Note 10, Income Taxes, for the enhanced disclosures required under ASU 2023-09.
Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of certain expense categories on the face of the income statement or in the notes. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. For us, this means the standard will first apply to our annual financial statements for the year ending March 31, 2028, and to our interim financial statements beginning with the quarter ending June 30, 2028. Early adoption is permitted. We are currently evaluating the impact of adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance modernizes the accounting

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
framework for internal-use software by providing clearer criteria for capitalization, including the requirement to assess whether significant development uncertainty exists. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. For us, this means the standard will first apply to our annual and interim financial statements beginning with the fiscal year ending March 31, 2029. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity on the required interim disclosures under Topic 270 by providing a comprehensive list of required interim disclosures, and clarifies the applicability of Topic 270. ASU 2025-11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027. For us, this means the standard will first apply to our interim financial statements beginning with the quarter ending June 30, 2028. ASU 2025-11 may be adopted on a prospective or retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 amendments to the Accounting Standards Codification intended to clarify existing guidance, correct technical errors, and address minor inconsistencies across a broad range of topics. ASU 2025-12 is effective for the Company for annual reporting periods beginning after December 15, 2026. For us, this means the standard will first apply to our annual financial statements for the year ending March 31, 2028. Early adoption is permitted. We have evaluated the amendments in ASU 2025-12 and do not expect adoption to have a material impact on our consolidated financial statements or disclosures.
We have considered all other recently issued accounting pronouncements and do not believe any are relevant to, or will have a material impact on, our consolidated financial position, results of operations, or cash flows other than those discussed above.
3. Fair Value Measurements

The following tables show our cash, cash equivalents and marketable securities at fair value as of March 31, 2026 and 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$30,789	$—	$—	$30,789
Marketable securities
U.S. treasury securities	—	14,614	—	14,614
Total	$30,789	$14,614	$—	$45,403

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$67,131	$—	$—	$67,131
Marketable securities
U.S. treasury securities	—	13,351	—	13,351
Total	$67,131	$13,351	$—	$80,482
The carrying amounts of our prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short term nature. We had no financial liabilities measured at fair value on a recurring basis at March 31, 2026 or 2025. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our marketable securities consist solely of U.S. Treasury notes, for which the expected credit loss is considered to be zero. Accordingly, no allowance for credit losses has been recorded on our available-for-sale debt securities as of March 31, 2026 or 2025.
The following table summarizes our marketable securities as of March 31, 2026 and 2025 (in thousands):

		March 31, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,616	$2	$(4)	$14,614
Total		$14,616	$2	$(4)	$14,614

		March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$13,346	$5	$—	$13,351
Total		$13,346	$5	$—	$13,351

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2026	2025
Laboratory equipment	$854	$1,335
Tenant improvements	194	221
Computer equipment	49	31
Software	184	57
Office furniture and equipment	8	25
Manufacturing equipment	211	211
	1,500	1,880
Accumulated depreciation and amortization	(1,073)	(1,404)
Property and equipment, net	$427	$476

We recognized depreciation expense of $0.2 million and $0.2 million for the years ended March 31, 2026 and 2025, respectively.
5. Leases
Operating Lease
We have a single lease for our headquarters, which includes office and laboratory space, in South San Francisco, California. The lease commenced in April 2013, and was subsequently amended in 2016 to extend the lease term to July 31, 2022, and included one five-year extension option. For the purpose of determining the right-of-use asset and associated lease liability, we determined that we would likely exercise the five-year extension option through July 2027. On October 14, 2021, we entered into an amendment to the lease (the Lease Amendment), pursuant to which the term of the lease was

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extended from August 1, 2022 to July 31, 2027. Under the terms of the Lease Amendment, we have the option to renew the lease for an additional five-year term commencing on August 1, 2027. We did not include this renewal option in determining the lease term, as we were not reasonably certain to exercise either renewal option.
The following table summarizes the effect of operating lease costs in our consolidated statements of operations (in thousands):

	Year Ended March 31,
	2026	2025
Operating lease costs	$645	$645
Variable lease costs	421	309
Total lease cost	$1,066	$954
Maturities of lease liabilities as of March 31, 2026 were as follows (in thousands):

Year ending March 31,	Amount
2027	$754
2028	254
Thereafter	—
Total minimum lease payments	1,008
Less: amount representing interest	(60)
Present value of operating lease liabilities	948
Less: operating lease liabilities - current portion	(699)
Operating lease liabilities - non-current portion	$249
The lease had a remaining term of 1.3 years and 2.3 years as of March 31, 2026 and 2025, respectively. The lease liability was calculated based on a weighted-average discount rate of 8.54% as of March 31, 2026 and 2025. During the years ended March 31, 2026 and 2025, we made cash payments for amounts included in the measurement of lease liabilities of $0.7 million and $0.8 million, respectively.
6. Accrued Expenses
Accrued expenses are composed of the following (in thousands):

	As of March 31,
	2026	2025
Accrued research and development costs	$7,886	$5,207
Accrued employee compensation costs	323	3,360
Accrued legal and professional service fees	493	234
Other	53	9
Total accrued expenses	$8,755	$8,810
7. Note Payable
In May 2025, we executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note is payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of March 31, 2026, the outstanding balance related to the premium financing was approximately $0.1 million. Interest accrued related to the premium financing arrangement was immaterial as of March 31, 2026.

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
Open Market Sale Agreement

In May 2021, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which enabled us, in our sole discretion, to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $75.0 million. In February 2024, the aggregate gross proceeds available under the Sales Agreement was increased to $100 million, and in June 2025, the aggregate offering price available under the Sales Agreement was increased to up to $175 million. As of March 31, 2026, approximately $140.5 million of common stock remained available for sale under the Sales Agreement.
During the years ended March 31, 2026 and 2025, we sold an aggregate of 10,403,244 and 1,108,587 shares, respectively, under the Sales Agreement, for net proceeds of $30.6 million and $3.0 million, respectively, after sales agent commissions. We pay Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
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

Refer to Note 15, Subsequent Events, for information regarding sales of common stock under the Sales Agreement after March 31, 2026.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrant Exercises, Expirations and Modifications
At March 31, 2026, the following common stock warrants were outstanding:

Number of common shares underlying warrants	Exercise price per share	Expiration date
2,788,620	$0.001	N/A
9,294,022	$5.380	(a)
11,265,086	$8.877	10/4/2028
(a) The warrants will expire 60 days after the later of (i) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-3 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD, which occurred in December 2025, and (ii) the date on which the Company first publicly discloses, whether by press release or Form 8-K filing, the top-line data for its PALISADE-4 Phase 3 clinical trial of fasedienol for the acute treatment of anxiety in adults with SAD.
The weighted average exercise price of all outstanding warrants at March 31, 2026 is $7.30 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the Pre-Funded Warrants and the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price.
There were no warrants exercised during the year ended March 31, 2026. During the year ended March 31, 2025, Pre-Funded Warrants to purchase 788,620 shares of common stock were exercised on a cashless basis, resulting in the issuance of 788,359 shares of common stock.
During the years ended March 31, 2026 and 2025, warrants to purchase 12,352 and 33,334 shares of common stock expired, with a weighted average exercise prices of $21.90 and $15.00 per share, respectively.
Reserved Shares
We had the following shares of common stock reserved for future issuance:

	As of March 31,
	2026	2025
Issuance of common stock upon exercise of outstanding stock options under the Amended and Restated 2016 Stock Incentive Plan and the Amended and Restated 2019 Omnibus Equity Incentive Plan and inducement awards granted outside of the 2019 Plan	4,457,368	3,239,642
Issuance of common stock upon exercise of outstanding warrants	43,907,097	43,952,783
Equity awards available under the Amended and Restated 2019 Omnibus Equity Incentive Plan	1,122,097	2,042,153
Shares available for issuance under the 2019 Employee Stock Purchase Plan	693,558	911,342
Shares reserved under the Sales Agreement	17,548,172	27,951,416
	67,728,292	78,097,336
At March 31, 2026, we have 217,605,705 authorized shares of our common stock not subject to reserves and available for future issuance.

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
At March 31, 2026, there were 1,122,097 registered shares of our common stock remaining available for grant under the Amended and Restated 2019 Plan.
Awards granted under our equity plans expire no later than 10 years from the date of grant. Options and restricted stock granted to employees typically vest over a four-year period but may have been granted with different vesting terms.
A summary of our stock option activity for the year ended March 31, 2026 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	3,239,642	$10.32	8.4	$—
Granted	1,831,827	$2.31
Exercised	(2,330)	$3.32
Forfeited	(482,103)	$2.81
Expired	(129,668)	$12.26
Outstanding at March 31, 2026	4,457,368	$7.78	7.8	$—
Exercisable at March 31, 2026	2,419,193	$12.96	6.8	$—
Vested and expected to vest as of March 31, 2026	4,457,368	$7.78	7.8	$—
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31,
	2026	2025
Risk-free interest rate	3.6% - 4.2%	3.5% - 4.5%
Expected term (years)	5.27 - 6.08	5.07 - 6.14
Expected stock price volatility	155.1% - 164.3%	163.4% - 176.2%
Dividend yield	—	—
Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended March 31,
	2026	2025

Research and development expense	$1,732	$1,938
General and administrative expense	2,265	2,377
Total stock-based compensation expense	$3,997	$4,315
The weighted-average grant date fair value of options granted for the years ended March 31, 2026 and 2025 was $2.21 and $3.45 per share, respectively. For the years ended March 31, 2026 and 2025, the total fair value of options vested was $4.1 million and $4.0 million, respectively. The aggregate intrinsic value of options exercised for the years ended March 31, 2026 and 2025 was $0. As of March 31, 2026, total compensation cost not yet recognized related to unvested stock options was $5.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.
2019 Employee Stock Purchase Plan
Our Board approved the Vistagen Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the 2019 ESPP) on June 13, 2019. Our stockholders approved the 2019 ESPP at our annual meeting on September 5, 2019. The 2019 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 33,334 shares of our common stock were originally reserved for purchase under the 2019 ESPP. In May 2024, the 2019 ESPP was amended to increase the shares authorized to be issued under the 2019 ESPP to 1,000,000 shares.
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
During the years ended March 31, 2026 and 2025, we issued 217,784 and 74,804 shares, respectively, of common stock in connection with the 2019 ESPP. As of March 31, 2026, there were 693,558 shares available for future purchase under the 2019 ESPP.
During the years ended March 31, 2026 and 2025, we recognized an immaterial amount of expense under the 2019 ESPP.
10.  Income Taxes
For the fiscal years ended March 31, 2026 and 2025, the Company's pre-tax loss of $69.7 million and $51.4 million, respectively, was derived entirely from U.S. operations. The Company had no foreign operations during either period.
For each of the fiscal years ended March 31, 2026 and 2025, income tax expense consisted of current state income tax expense of approximately $7,000, with no federal, foreign or deferred income tax expense in either period.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Year Ended March 31,
	2026		2025
	Amount	%	Amount	%
Computed expected tax benefit	$(14,633)	(21.00)%	$(10,798)	(21.00)%
State income taxes, net of federal benefit	7	0.01%	7	0.01%
Tax effect of research and development credits	(748)	(1.08)%	(2,204)	(4.29)%
Tax effect of stock compensation	—	—%	309	0.60%
Tax effect of other non-deductible items	430	0.62%	618	1.20%
Change in valuation allowance (federal only)	13,998	20.09%	11,923	23.20%
All other	953	1.37%	152	0.29%
Income tax expense	$7	0.01%	$7	0.01%

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 'All other' reconciling item for fiscal year 2026 consists of a return-to-provision adjustment relating to the difference between the estimated tax provision recorded as of March 31, 2025 and the actual amounts reflected in the fiscal year 2025 income tax return.
Income taxes paid, net of refunds received, for the years ended March 31, 2026 and 2025 were as follows (in thousands):

	Year ended March 31,
	2026	2025
Federal	$—	$—
State	3	—
Foreign	—	—
Total income taxes paid, net of refunds	$3	$—
State and local income taxes paid during the fiscal year ended March 31, 2026 consisted primarily of income taxes paid to the Commonwealth of Massachusetts.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryovers	$70,861	51,324
Basis differences in property and equipment	38	—
Research and development credit carryforwards	7,731	6,875
Stock based compensation	2,835	3,041
Operating lease Right-of-Use asset	31	37
Capitalized research and development costs	11,734	15,087
Deferred revenue	—	632
Accruals and other reserves	138	709
Total deferred tax assets	93,368	77,705
Valuation allowance	(93,368)	(77,681)
Total deferred tax assets net of valuation allowance	—	24
Deferred tax liabilities:
Intangibles	—	(12)
Basis differences in property and equipment	—	(12)
Total deferred tax liabilities	—	(24)
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased by $15.7 million and $17.2 million during the fiscal years ended March 31, 2026 and 2025, respectively.

We continually evaluates the likelihood of the realization of the deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. We consider many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by tax jurisdiction, expectation of future taxable income or loss, the carryforward periods available to us for tax reporting purposes and other relevant factors. As of March 31, 2026, based on our history of earnings and its assessment of future earnings, management does not believe that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets. Therefore, a full valuation allowance has been applied to the deferred tax assets.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, we had U.S. federal net operating loss carryforwards of approximately $314.3 million. Federal net operating loss carryforwards of approximately $80.6 million generated through our fiscal year ended March 31, 2018 will expire in our fiscal years ending March 31, 2027 through March 31, 2038. Federal net operating loss carryforwards of approximately $233.7 million generated in fiscal years ending after March 31, 2018 will carry forward indefinitely, but are subject to an 80% taxable income limitation. As of March 31, 2026, we had state net operating loss carryforwards of approximately $63.7 million, which will expire in fiscal years ending in 2029 through 2045. State net operating loss carryforwards of approximately $10.8 million will carry forward indefinitely. We also have federal and state research and development tax credit carryforwards of approximately $8.6 million and $2.2 million, respectively. The federal tax credits will expire at various dates beginning with our fiscal year ending March 31, 2029 through March 31, 2045 unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

U.S. federal and state tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of a change in a corporation's ownership. We have not performed a change in ownership analysis since our inception in 1998, and accordingly, some or all of our net operating loss carryforwards may not be available to offset future taxable income, if any
On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.

The provisions of OBBBA most relevant to us are the restoration of immediate expensing for domestic R&E expenditures and the related transition rules for amounts previously capitalized under TCJA. For the fiscal year ended March 31, 2026, our first tax year subject to OBBBA, domestic R&E expenditures are currently deductible. With respect to the remaining unamortized balance of domestic R&E previously capitalized for tax years 2022 through 2024, we elected to continue amortizing the balance over its remaining recovery period. Because we maintain a full valuation allowance against its deferred tax assets, these changes did not result in a net income tax provision impact. We have not yet evaluated whether it qualifies for the small-business retroactive expensing election under OBBBA, which is available to taxpayers with average annual gross receipts of $31 million or less. The other significant provisions of OBBBA, including the changes to international tax rules (NCTI, FDDEI, and BEAT) and the modifications to Section 163(j) and bonus depreciation, do not have a material impact on us because it has no foreign operations, limited interest expense, and limited property and equipment.
We file income tax returns in the U.S. federal, and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2004 through 2026 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.
Uncertain Tax Positions
As required by the uncertain tax position guidance in ASC No. 740, Income Taxes the we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied the uncertain tax position guidance in ASC 740 to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

Our unrecognized tax benefits at March 31, 2026 and 2025 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at March 31, 2026 and 2025 is $2.6 million and $2.4 million, respectively. If

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended March 31,
	2026	2025
Unrecognized benefit - beginning of period	$2,399	$4,931
Prior period position increases (decreases)	—	(3,329)
Current period tax position increases (decreases)	178	797
Unrecognized benefit - end of period	$2,577	$2,399

Our conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended March 31, 2026 or 2025. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.
11. Sublicense and Collaborative Agreements

The following table presents changes in contract assets and liabilities during the year ended March 31, 2026 (in thousands). Contract acquisition costs are included as a component of other assets on our consolidated balance sheets.

	Balance at March 31, 2025	Additions	Deductions	Balance at March 31, 2026
Contract assets:
Deferred contract acquisition costs	$130	$—	$(74)	$56
Contract liabilities:
Deferred revenue	$2,979	$—	$(1,269)	$1,710
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
We are responsible for pursuing clinical development and regulatory submissions of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a "best efforts" basis, with no guarantee of success. AffaMed may participate in the Phase 3 global clinical trial of fasedienol and will assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of a global trial in which they participate. We will transfer all development data (nonclinical and clinical data) and our regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into our control. We will grant to AffaMed a Right of Reference to our regulatory documentation and our development data, but retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the AffaMed Agreement, AffaMed paid us a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, we are eligible to receive milestone payments of up to $172.0 million. Further, we are eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction. Royalty payments will be reduced in jurisdictions where there is no market exclusivity during the royalty period, and may be further reduced if there is generic competitive product present.
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
As of March 31, 2026 and 2025, we had short-term deferred revenue of $0.4 million and $1.3 million, respectively, related to the AffaMed Agreement. We had no long-term deferred revenue related to the AffaMed Agreement as of March 31, 2026 as compared to $0.4 million as of March 31, 2025. During the years ended March 31, 2026 and 2025, we recognized revenue of $1.3 million and $0.5 million, respectively, related to the performance obligation under the AffaMed Agreement, all of which was included in the deferred revenue balance at the beginning of each respective period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected performance period.
Contract Acquisition Costs Related to the Affamed Agreement
In 2020, we made cash payments to Pherin aggregating $0.4 million for sublicense fees and consulting services exclusively related to the AffaMed Agreement. Additionally, in 2020 we issued 7,788 unregistered shares of our common stock, valued at $0.1 million, as partial compensation for consulting services exclusively related to the AffaMed Agreement. These sublicense fees and consulting payments and the fair value of the common stock issued, aggregating $0.5 million, were capitalized as other assets in our Consolidated Balance Sheets. Amortization expense related to the contract acquisition costs was immaterial for the years ended March 31, 2026 and 2025.
The AffaMed Agreement will expire on a jurisdiction-by-jurisdiction basis upon the latest to occur of expiration of the last valid claim under a licensed patent of fasedienol in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of fasedienol in such jurisdiction.
Fuji Pharma Agreement

On September 1, 2023, we entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, we agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize PH80 (now known as refisolone) in Japan. PH80, our clinical-stage pherine product candidate focused primarily on the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that we have selected a contract development and manufacturing organization to conduct preclinical toxicology studies for PH80 (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration accepts our PH80 U.S. Investigational New

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Drug (IND) application for clinical development of PH80 in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
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
As of March 31, 2026, the entire amount remaining unrecognized under the Negotiation Agreement of $1.3 million was classified as deferred revenue, current portion, on the consolidated balance sheets. During the years ended March 31, 2026 and 2025, we recognized no revenue under the Negotiation Agreement. The remaining deferred revenue under the Negotiation Agreement will be recognized upon expiration of the Exclusive Negotiation Period, which is currently expected in June 2026, or accounted for as a creditable prepayment under ASC 606, should an exclusive license agreement be reached with Fuji Pharma prior to the date of expiration.
12. Related Party Transactions
In August 2023, in connection with his retirement, we entered into a consulting agreement, as subsequently amended, with our former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of our new Chief Financial Officer. The agreement currently expires December 31, 2026. We incurred expenses under the agreement of $120,000 and $120,000, during the years ended March 31, 2026 and 2025, respectively.
13. Commitments, Contingencies, Guarantees and Indemnifications
From time to time, we may be party to litigation, arbitration or other legal proceedings in the course of our business, such as (i) the civil action filed against the Company and its Board of Directors, certain of its executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders seeking compensatory and punitive damages, as well as fees and costs, (ii) the stockholder derivative action filed by the same purported stockholders in the District of Nevada (Case No. 2:26-cv-01128) on April 10, 2026, (iii) the punitive class action filed in the Northern District of California (Case No. 3:26-cv-00427) on January 15, 2026, and (iv) the stockholder derivative actions filed in the Northern District of California (Case Nos. 4:26-cv-02656 and 3:26-cv-04480) on March 26, 2026 and May 13, 2026, respectively. The Company believes all allegations in these legal proceedings are wholly without merit, and intends to vigorously defend itself.
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
14. Segment Information
We operate as one operating segment, which includes all activities related to the discovery and development of our clinical and preclinical product candidates, for the purposes of assessing performance, making operating decisions, and allocating our resources. Our chief operating decision maker (CODM) is our President and Chief Executive Officer.
The CODM regularly reviews total operating expenses, disaggregated into research and development expense and general and administrative expense, against budget and prior periods. The CODM also monitors cash, cash equivalents, and marketable securities and internal cash forecasts to assess the sufficiency of cash resources to support our research and development activities. The categories of significant expenses regularly provided to the CODM are reflected in our consolidated statements of operations and comprehensive loss.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The measure of segment assets is reported on our consolidated balance sheets as total consolidated assets, and segment loss is reflected as net loss in our consolidated statements of operations and comprehensive loss.
15. Subsequent Events
We evaluated subsequent events through June 15, 2026, the date these consolidated financial statements were issued.

Sales Under the Open Market Sale Agreement

From April 1, 2026 through June 12, 2026, we sold an aggregate of 1,412,136 shares of common stock under the Sales Agreement at a weighted average price of $0.6052 per share and received net cash proceeds of approximately $833,000.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our CEO) and principal financial officer (our CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026 based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the COSO Framework). Based on an assessment of those criteria, management concluded that, as of March 31, 2026, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Shawn K. Singh, J.D.	63	President, Chief Executive Officer, and Director
Nick B. Tressler, MBA	53	Chief Financial Officer and Treasurer
Reid G. Adler, J.D.	72	Chief Legal Officer
Angel S. Angelov, M.D, MBA	57	Chief Medical Officer
Elissa S. Cote	51	Chief Corporate Development Officer
Joshua S. Prince, MBA	55	Chief Operating Officer
Jon S. Saxe, J.D., LL.M.	89	Chair and Independent Director
Ann M. Cunningham, MBA	58	Independent Director
Joanne Curley, Ph.D.	58	Independent Director
Margaret M. FitzPatrick, M.A.	60	Independent Director

The following is biographical information regarding our executive officers and directors.

Shawn K. Singh, J.D. has served as our Chief Executive Officer and as a member of our Board of Directors (the Board) since August 2009, and as President since December 2024. Mr. Singh has over 30 years of experience working with biotechnology, medical device and pharmaceutical companies, both private and public. From 2001 to August 2009, Mr. Singh served as Managing Principal of Cato BioVentures, a life science venture capital firm, and as Chief Business Officer and General Counsel of Cato Research Ltd (now Allucent), a CRO previously affiliated with Cato BioVentures. Mr. Singh served as President (part-time) of Echo Therapeutics, a medical device company, from 2007 to 2009, and as a member of its board of directors from 2007 to 2011. He also served as Chief Executive Officer (part-time) of Hemodynamic Therapeutics, a private biopharmaceutical company previously affiliated with Cato BioVentures, from 2004 to 2009. From 2000 to 2001, Mr. Singh served as Managing Director of Start-Up Law, a management consulting firm serving biotechnology companies. Mr. Singh also served as Chief Business Officer of SciClone Pharmaceuticals (formerly Nasdaq: SCLN), a specialty pharmaceutical company, from 1993 to 2000, and as a corporate finance associate of Morrison & Foerster LLP, an international law firm, from 1991 to 1993. Mr. Singh earned a B.A., with honors, from the University of California, Berkeley, and a J.D. from the University of Maryland School of Law. Mr. Singh is a member of the State Bar of California.

We selected Mr. Singh to serve on our Board due to his substantial practical experience and expertise in multiple senior leadership roles with private and public biotechnology, pharmaceutical and medical device companies, and his extensive experience in corporate finance and capital markets, venture capital, corporate governance, drug development, intellectual property, regulatory affairs and strategic collaborations.

Nick B. Tressler, MBA has served as our Chief Financial Officer and Treasurer since December 2025. Mr. Tressler has over 20 years of financial leadership experience in the life sciences industry guiding companies through pivotal growth and transformation. Most recently, he served as Chief Financial Officer of DYNEX Technologies, a laboratory diagnostic equipment company, from 2024 to 2025. He was Chief Financial Officer at American Gene Technologies International, a biotech company, from 2023 to 2024, and Chief Financial Officer at Senseonics Holdings, Inc. (Nasdaq: SENS), a medical technology company, from 2019 to 2022. Mr. Tressler held senior financial roles with several biopharmaceutical companies from 2004 to 2022, including Sucampo Pharmaceuticals (Nasdaq: SCMP), acquired by Mallinckrodt in 2018, and MedImmune LLC (Nasdaq: MEDI), acquired by AstraZeneca PLC (Nasdaq: AZN) in 2007. Mr. Tressler holds an M.B.A. from Johns Hopkins University Carey Business School and a B.S. in Finance from the University of Maryland, College Park, Robert H. Smith School of Business.

Reid G. Adler, J.D. has served as our Chief Legal Officer since May 2022. Prior to joining the Company, Mr. Adler was in private law practice from 2011 to 2022, during which time he founded Capital Technology Law Group in 2019 and served as co-managing partner. While in private practice, Mr. Adler represented the Company with respect to certain technology transactions and intellectual property matters. In addition to his duties with Capital Technology Law Group, Mr. Adler founded Innovation Matters in 2009, a provider of strategic business courses and training resources for innovative management practices and served as Principal of Innovation Matters from 2009 to 2022. Mr. Adler’s career also includes experience as a partner of two international law firms, Morrison & Foerster and Morgan Lewis, as well as general counsel to the pioneering J. Craig Venter Institute for Genomics. In addition, Mr. Adler was the founding director of the National Institutes of Health, Office of Technology Transfer, where he recruited a team of over 40 people involved in the translation of research projects into health care products. Mr. Adler holds a B.S. in Chemistry from the University of Maryland and a J.D. from George Washington University.

Angel S. Angelov, M.D, MBA has served as our Chief Medical Officer since May 2026. Prior to joining Vistagen, Dr. Angelov served as Chief Medical Officer at Theranica, a neuromodulation therapeutics company, from October 2024 to May 2026. Prior to Theranica, Dr. Angelov served as Managing Director at ANG Holding from July 2023 to September 2024, as Vice President, Head of Medical Affairs, at Karuna Therapeutics, a clinical-stage biopharmaceutical company and wholly-owned subsidiary of Bristol Myers Squibb, from July 2021 to July 2023 and as Vice President, Clinical Leader for VMAT-2 Franchise and Head of Medical Affairs at Neurocrine Biosciences (Nasdaq: NBIX), a biopharmaceutical company in the neurological, endocrine, psychiatric and immunology spaces, from January 2019 to July 2021. He has also held clinical development and medical affairs roles at Indivior, Teva Pharmaceuticals (Nasdaq: TEVA), Novartis (NYSE: NVS), Nupathe, Inc. and Collagenex, as well as faculty positions at Thomas Jefferson University and Temple University. Dr. Angelov earned his M.D. from Sofia Medical University and completed his residency and fellowship training at Thomas Jefferson University. Dr. Angelov also earned an MBA from the Wharton School of Business. Dr. Angelov is Board Certified in Psychiatry, as a diplomate of the American Board of Psychiatry and Neurology, and holds an active Pennsylvania medical license.

Elissa S. Cote has served as our Chief Corporate Development Officer since June 2025. Ms. Cote brings with her seasoned leadership and broad experience across small to large-cap public biopharmaceutical companies, with a strong track record in strategic, transactional, and operational roles. Her therapeutic expertise spans neuropsychiatry, central nervous system disorders, immunology, infectious diseases, and more. Since 2022 and prior to joining Vistagen, Ms. Cote served as fractional Chief Business Officer and strategic advisor to several biopharmaceutical clients. From 2015 to 2022, Ms. Cote served in multiple senior-level roles at Mallinckrodt Pharmaceuticals and Sucampo Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2018), including Chief Strategy and Business Development Officer, where she led business development, licensing transactions, and strategic divestitures aligned with the global enterprise strategy. Ms. Cote has also held leadership positions and roles of increasing responsibility at MedImmune Inc., the global biologics division of AstraZeneca PLC. Earlier in her career, Ms. Cote was a management consultant with Accenture plc. Ms. Cote holds a B.A. from Union College and a Corporate M&A certification from Columbia Business School.

Joshua S. Prince, MBA has served as our Chief Operating Officer since October 2023 and served as our Senior Vice President, Business Operations, from November 2021 until October 2023. Mr. Prince has over 20 years of experience in the pharmaceutical industry. Throughout his career, he has developed extensive expertise from early development through commercial launch of pharmaceuticals across a range of therapeutic areas. Prior to joining the Company, Mr. Prince held multiple positions at CSL Behring (ASX: CSL), Teva Pharmaceuticals (NYSE: TEVA), and AstraZeneca PLC (Nasdaq: AZN), including North American Lead, Commercial Insight and Analytics, Senior Director of CNS Global Insight, and Director of Forecasting & Performance Analytics. Mr. Prince holds a B.S. in Mechanical Engineering from the University of Missouri-Rolla, and an MBA from The Pennsylvania State University.

Jon S. Saxe, J.D., LL.M. has served as a director on our Board since 2000, served as Chair of our Board until October 2023 and resumed his role as Board Chair in March 2026. Mr. Saxe is the retired President and was a director of PDL BioPharma from 1989 to 2008. From 1989 to 1993, he was President, Chief Executive Officer and a director of Synergen, Inc. (acquired by Amgen). Mr. Saxe served as Vice President, Licensing & Corporate Development for Hoffmann-Roche from 1984 through 1989, and Head of Patent Law for Hoffmann-Roche from 1978 through 1989. Mr. Saxe currently is the lead director of K2 Technology and Life Sciences, is Chair of the board of directors of Epalex Corporation, and serves as a director of five additional private life science companies, Aether, Inc., Achelios Therapeutics, Inc., Arbor Vita Corporation, NuvOx Pharma, LLC and Trellis Bioscience, Inc. In addition, Mr. Saxe serves as a board observer of InGeneron, Inc. and Renexxion, Inc. Mr. Saxe has also served as a director of other biotechnology and pharmaceutical companies, including ID Biomedical (acquired by GlaxoSmithKline), Sciele Pharmaceuticals, Inc. (acquired by Shionogi), Amalyte (acquired by Kemin Industries), Cell Pathways (acquired by OSI Pharmaceuticals), Lumos Pharma, Inc. (merged with New Link Genetics) and other companies, both public and private. Mr. Saxe has a B.S.Ch.E. from Carnegie-Mellon University, a J.D. degree from George Washington University and an LL.M. degree from New York University. In addition, Mr. Saxe has a Certificate in Management from Fuqua School of Business, Duke University.

We selected Mr. Saxe to serve as a director on our Board of Directors due to his numerous years of experience as a senior executive with major pharmaceutical and biotechnology companies, including Protein Design Labs, Inc., Synergen, Inc. and Hoffmann-Roche, Inc., as well as his extensive experience serving as a director of numerous private and public biotechnology and pharmaceutical companies, serving as Chairman, and Chair and member of audit, compensation and governance committees of both private and public companies. Mr. Saxe provides us and our Board of Directors with highly valuable insight and perspective into the biotechnology and pharmaceutical industries, as well as the strategic opportunities and challenges that we face.

Ann M. Cunningham, MBA has served as a member of our Board since January 2019 and served as the Company's Chief Commercial Officer from May 2021 to November 2022. Currently, Ms. Cunningham is the Founder and Managing Partner of i3 Strategy Partners, a consulting firm founded in 2018 specializing in assisting companies in the pharmaceutical space. Ms. Cunningham also serves as a director for Alterity Therapeutics (Nasdaq: ATHE). Prior to founding i3 Strategy Partners, Ms. Cunningham served as Vice President, Neurodegenerative Diseases and Psychiatry for Teva Pharmaceuticals Industries, Ltd. (NYSE: TEVA) from 2015 to 2018, as Senior Marketing Director for Otsuka Pharmaceutical Companies from 2013 to 2015 and in several marketing-focused positions for Eli Lilly and Company (NYSE: LLY) from 1999 to 2013, including serving as Global Marketing Senior Director from 2009 to 2013. Ms. Cunningham holds a B.A. in Psychology from Yale University and an MBA, with a focus on marketing management, from the University of Michigan.

We selected Ms. Cunningham to serve on our Board due to her substantial experience in healthcare commercialization and marketing, particularly in the successful development, positioning and commercial launch of products to treat neuropsychiatric disorders. Ms. Cunningham brings an insightful commercial perspective to us and to our Board that is critical as our pipeline products move from clinical development to commercialization.

Joanne Curley, Ph.D. has served as a member of our Board of Directors since April 2021. Dr. Curley brings more than 25 years of experience in the development and commercialization of pharmaceutical products, including research and development governance. From March 2020 until her retirement in October 2023, Dr. Curley served as the Chief Development Officer at Vera Therapeutics, Inc. (Nasdaq: VERA). Prior to joining Vera Therapeutics, from June 2005 to March 2020, Dr. Curley held various director-level positions with Gilead Sciences, Inc. (Nasdaq: GILD), during which time the anti-viral portfolio grew from four to seventeen commercial products. While at Gilead, Dr. Curley led Project and Portfolio Management with oversight of the development pipeline across four therapeutic areas and was responsible for research and development governance. Before Gilead, Dr. Curley worked as an aerosol formulation scientist and subsequently as a project leader at Nektar Therapeutics (Nasdaq: NKTR). Dr. Curley received a B.Sc in Physics and Chemistry from Trinity College, Ireland, a Ph.D. in Polymer Science and Engineering from the University of Massachusetts, Amherst and completed a post-doctorate at Massachusetts Institute of Technology and Harvard Medical School, focused on long-acting biodegradable formulations.

We selected Dr. Curley to serve on our Board due to her extensive experience in early product development, regulatory approval and commercialization of pharmaceutical products, giving her a unique perspective of the life cycle of drug development.

Margaret M. FitzPatrick has served on our Board of Directors since July 2021, and served as Board Chair from October 2023 to March 2026. Ms. FitzPatrick is the Founder of FitzPatrick & Co., LLC, a business advisory firm founded in July 2020. Prior to the founding of FitzPatrick & Co. LLC, Ms. FitzPatrick served as Senior Vice President, Corporate Affairs, Philanthropy and Customer Engagement at Exelon Corporation (Nasdaq: EXC), a diversified clean energy company, from 2016 to 2020, as Global Chief Communications Officer at Johnson & Johnson (NYSE: JNJ), one of the largest and most broadly-based healthcare companies, from 2013 to 2016, as Global Chief Communication Officer and President of the Foundation at CIGNA from 2010 to 2013. Ms. FitzPatrick also served as Executive Vice President at APCO Worldwide, a global public affairs and strategic communications consultancy, where she counseled executives on major global reputation efforts for notable industry leaders. Ms. FitzPatrick currently serves on the board of directors of AN2 Therapeutics, Inc. (Nasdaq: ANTX), where she is lead independent director and Chair of the Compensation Committee. Ms. FitzPatrick holds a B.A. in English and Policy Studies from Syracuse University, and an M.A. in Public Policy from The George Washington University. In 2018, she completed the Harvard Business School program for corporate directors. She is a National Association of Corporate Directors (NACD) Certified Director and a faculty member of NACD's Board Advisory Services.

We selected Ms. FitzPatrick to serve on our Board due to her extensive experience in corporate governance and leadership at some of the world's most successful companies. The Board believes Ms. FitzPatrick’s expertise in healthcare and her work in the global pharmaceutical market provides valuable contributions as the Company continues to advance the development of its product candidates to address unmet patient needs.

Information Regarding the Board of Directors and Corporate Governance

Family Relationships

There are no family relationships among the members of the Board and our executive officers.

Independence of the Board of Directors

Our securities are currently listed on The Nasdaq Capital Market, which requires that a majority of our directors be “independent,” as such term is defined by Nasdaq Listing Rule 5605(a)(2). Accordingly, we evaluate director independence under the standards established by the SEC and the rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three fiscal years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a controlling shareholder or an executive officer of any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceeds 5% of the recipient's gross revenues for that year, or $200,000, whichever is greater; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning her or his background, employment and affiliations, including family relationships, our Board has determined that, as of the date of this Annual Report, each of Mr. Saxe, Ms. Cunningham, Dr. Curley and Ms. FitzPatrick is “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that our Board deemed relevant.

Board Leadership Structure

The Board currently separates the roles of Chief Executive Officer and Chair of the Board. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and operation of the Company. The Chair of our Board provides guidance to the Chief Executive Officer, assists with setting the agenda for the Board meetings and presides at Board meetings. Although these roles are currently separate, the Board believes it should be able to freely select the Chair of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chair of the Board.

Role of the Board of Directors in Risk Oversight

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, outside legal counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Meetings of the Board of Directors

Our Board met eleven times and acted by unanimous written consent six times during our fiscal year ended March 31, 2026. In addition, during the year ended March 31, 2026: (i) our Audit Committee met four times and acted by unanimous written consent once; (ii) our Compensation Committee met five times and acted by unanimous written consent once; and (iii) our Corporate Governance and Nominating Committee met eight times. During Fiscal 2026, each of our directors attended at least 75% of the total number of meetings of our Board and the total number of all meetings of committees on which such director served, in each case during the periods in which they served.

As required under applicable Nasdaq listing standards, during Fiscal 2026, the independent directors of our Board met at least twice in regularly scheduled executive sessions at which only independent directors were present. The Chair of the Board presided over the executive sessions.

Information Regarding Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Directors currently serving on each committee of the Board are as follows:

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Jon S. Saxe, J.D., LL.M.	Chair	Member	Member
Ann Cunningham, MBA	Member	Chair	Chair
Joanne Curley, Ph.D.	Member		Member
Margaret M. FitzPatrick, M.A.		Member

Appointed Board members serve on these committees until their resignation or until otherwise determined by our Board.

Committees of the Board of Directors

Below is a description of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee of the Board.

Audit Committee

During our fiscal year ended March 31, 2026, the Audit Committee of our Board consisted of Mr. Saxe, who serves as the Audit Committee Chair, Dr. Curley and former directors Dr. Jerry Gin, Paul R. Edick and Mary L. Rotunno. Dr. Gin retired from our Board and all related positions held on September 9, 2025, and Mr. Edick and Ms. Rotunno resigned from our Board on February 13, 2026 and April 1, 2026, respectively. Following Mr. Edick and Ms. Rotunno’s resignations, on April 16, 2026, our Board determined that Ms. Cunningham now qualifies as an independent director and appointed Ms. Cunningham to serve as a member of the Audit Committee.

Mr. Saxe is our Audit Committee financial expert and has certified that he possesses the requisite financial sophistication, as defined under applicable rules. The Audit Committee operates under a written charter. Our Audit Committee charter is available on our website at www.vistagen.com. Our Audit Committee is primarily responsible for, among other things, the following:

●	overseeing our accounting and financial reporting process;

●	overseeing certain areas of risk for the Company, including our cybersecurity;

●	selecting, retaining and replacing our independent auditors and evaluating their qualifications, independence and performance;

●	reviewing and approving scope of the annual audit and audit fees;

●	monitoring rotation of partners of independent auditors on engagement team as required by law;

●	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;

●	reviewing adequacy and effectiveness of internal control policies and procedures;

●	approving retention of independent auditors to perform any proposed permissible non-audit services;

●	overseeing internal audit functions and annually reviewing Audit Committee charter and committee performance; and

●	preparing the Audit Committee report that the SEC requires in our annual proxy statement.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed with management and KPMG LLP, our independent registered public accounting firm for our fiscal year ended March 31, 2026, the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. The Audit Committee also discussed with KPMG LLP those matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) and the SEC.

KPMG LLP also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Respectfully Submitted by: MEMBERS OF THE AUDIT COMMITTEE Jon S. Saxe, Audit Committee Chair Ann M. Cunningham Joanne Curley
Dated: June 10, 2026

The information contained above under the caption “Report of the Audit Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Compensation Committee

During our fiscal year ended March 31, 2026, the Compensation Committee of our Board was composed of Ms. FitzPatrick, who served as interim Compensation Committee Chair, Mr. Saxe and former director Dr. Jerry Gin. Dr. Gin retired from our Board and all related positions held on September 9, 2025. On April 16, 2026, following the Board’s determination that Ms. Cunningham now qualifies as an independent director, Ms. Cunningham was appointed as Chair of the Compensation Committee.

Our Compensation Committee charter is available on our website at www.vistagen.com. Our Compensation Committee is primarily responsible for, among other things, the following:

●
reviewing and approving our compensation programs and arrangements applicable to our executive officers (as defined in Rule 16a-I (f) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), including all employment-related agreements or arrangements under which compensatory benefits are awarded or paid to, or earned or received by, our executive officers, including, without limitation, employment, severance, change of control and similar agreements or arrangements;

●	determining the philosophy and objectives of our executive officer compensation programs;

●	ensuring corporate performance measures and goals regarding executive officer compensation are set and determining the extent to which they are achieved, and any related compensation earned;

●	establishing goals and objectives relevant to Chief Executive Officer compensation and determining Chief Executive Officer compensation based on the performance evaluation conducted by the Corporate Governance and Nominating Committee;

●	with the assistance of our compensation consultant, ensure that our executive compensation programs are effective in attracting and retaining key employees and reinforcing business strategies and objectives for enhancing stockholder value, monitoring the administration of incentive-compensation plans and equity-based incentive plans as in effect and as adopted from time to time by the Board;

●	reviewing and approving any new equity compensation plan or any material change to an existing plan; and

●	reviewing and approving any stock option award or any other type of award as may be required for complying with any tax, securities, or other regulatory requirement, or otherwise determined to be appropriate or desirable by the Compensation Committee or Board.

Corporate Governance and Nominating Committee

During our fiscal year ended March 31, 2026, the Corporate Governance and Nominating Committee of our Board was composed of Ms. Rotunno, who served as the Corporate Governance and Nominating Committee Chair, Dr. Curley and Ms. FitzPatrick. Following Ms. Rotunno’s resignation from the Board on April 1, 2026 and the Board’s determination that Ms. Cunningham now qualifies as an independent director on April 16, 2026, the Board revised the membership on the Corporate Governance and Nominating Committee so that Ms. Cunningham now serves as Chair, and Dr. Curley and Mr. Saxe serve as members.

Our Corporate Governance and Nominating Committee charter is available on our website at www.vistagen.com. Our Corporate Governance and Nominating Committee is primarily responsible for, among other things, the following:

●	monitoring the size and composition of our Board;

●	managing periodic assessments of our Board;

●	making recommendations to our Board with respect to the nominations or elections of our directors;

●	conducting an annual evaluation of our Chief Executive Officer in light of corporate performance measures and goals set by the Compensation Committee;

●	reviewing the adequacy of our corporate governance policies and procedures and our Code of Business Conduct, and recommending any proposed changes to our Board for approval; and

●	considering any requests for waivers from our Code of Business Conduct and ensure that we disclose such waivers as may be required by the exchange on which we are listed, if any, and rules and regulations of the SEC.

Stockholder Communications

If you wish to communicate with the Board, you may send your communication in writing to:

Vistagen Therapeutics, Inc.
343 Allerton Avenue
South San Francisco, California 94080
Attn: Corporate Secretary

You must include your name and address in the written communication and indicate whether you are a stockholder of the Company. The Corporate Secretary will review any communication received from a stockholder, and all material and appropriate communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board based on the subject matter.

Code of Business Conduct

We have adopted a Code of Business Conduct applicable to our employees, officers and directors. Our Code of Business Conduct is available on our website at www.vistagen.com. We intend to disclose any future amendments to certain provisions of our Code of Business Conduct, or waivers of these provisions, on our website or in filings with the SEC under the Exchange Act.

Insider Trading/Anti-Hedging Policies

All employees, officers and directors of, and consultants and contractors to us or any of our subsidiaries are subject to our Insider Trading Policy, a copy of which is filed as Exhibit 19.1 to this Annual Report. The policy prohibits the unauthorized disclosure of any non-public information acquired in the workplace, and the misuse of material non-public information in securities trading. The policy also includes specific anti-hedging provisions.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to our Insider Trading Policy must refrain from the purchase or sale of our securities except in limited and designated trading windows or pursuant to certain exclusions enumerated in the Insider Trading Policy, including preapproved 10b5-1 trading plans, exercises of stock options or other equity awards, surrender of shares to the Company in payment of the exercise price of stock options or in satisfaction of certain eligible tax withholding obligations, or periodic contributions to the Company’s 2019 Employee Stock Purchase Plan, as amended. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

Compensation Recovery and Clawback Policy

In October 2023, our Board adopted our Policy for Recovery of Erroneously Awarded Compensation (the Clawback Policy), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other Company equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended March 31, 2026, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that, each of Mr. Tressler and former director Paul Edick, filed one late Form 4 with respect to one transaction for each due to administrative oversight.
Item 11. Executive Compensation
2026 Summary Compensation Table

The following table provides information regarding the compensation for services rendered that was earned by our named executive officers during the years ended March 31, 2026 (Fiscal 2026) and March 31, 2025 (Fiscal 2025).

	Fiscal		Salary	Bonus(1)	Option Awards(2)		All Other Compensation		Total
Name and Principal Position	Year		($)	($)	($)		($)		($)
Shawn K. Singh, J.D.	2026		650,000	—	562,560	(3)	—		1,212,560
President, Chief Executive Officer and Director	2025		650,000	276,250	1,551,432	(4)	—		2,477,682

Nick B. Tressler, MBA	2026	(5)	150,000	50,000	641,790	(3)	24,726	-6	866,516
Chief Financial Officer and Treasurer

Reid G. Adler, J.D.	2026		450,000	—	187,520	(3)	—		637,520
Chief Legal Officer	2025		450,000	198,450	527,357	(4)	—		1,175,807

Elissa S. Cote	2026	(5)	320,682	35,000	281,925	(3)	58,527	$(7.00)	696,134
Chief Corporate Development Officer

Joshua S. Prince, MBA	2026		415,000	—	187,520	(3)	—		602,520
Chief Operating Officer	2025		410,000	183,015	465,235	(4)	—		1,058,250

(1)	Amounts reported for Fiscal 2025 reflect annual performance bonuses awarded by the Compensation Committee that were earned in the same period.

For Fiscal 2026, amounts reported reflect signing bonuses paid to Mr. Tressler and Ms. Cote in connection with their appointment as the Company’s Chief Financial Officer and Chief Corporate Development Officer, respectively.

(2)	The amounts shown in the “Option Awards” column do not represent any cash payments actually received by any NEO during Fiscal 2026 and Fiscal 2025. Rather, the amounts shown represent the aggregate grant date fair value of options to purchase shares of our common stock awarded to the NEOs during the fiscal year presented, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718).

(3)	The table below provides information regarding the stock option awards granted to our NEOs in Fiscal 2026 and the assumptions used in the Black Scholes Option Pricing Model to determine the grant date fair values of the respective awards.

For Messrs. Singh, Adler and Prince, information reflects stock option awards granted by the Compensation Committee as long-term equity awards intended to retain and align our NEOs with the long-term interest of our stockholders. For Mr. Tressler and Ms. Cote, information reflects stock option awards granted by the Compensation Committee as an inducement to their appointment as the Company’s Chief Financial Officer and Chief Corporate Development Officer, respectively.

		Inducement	Inducement
Option Shares Granted	Option Grant	Option Grant	Option Grant
Fiscal Year Ended March 31, 2026	6/23/2025	6/23/2025	12/1/2025
Mr. Singh	300,000	—	—
Mr. Adler	100,000	—	—
Mr. Prince	100,000	—	—
Ms. Cote	—	150,000	—
Mr. Tressler	—	—	150,000

		Inducement	Inducement
Option Award Compensation	Option Grant	Option Grant	Option Grant
Fiscal Year Ended March 31, 2026	6/23/2025	6/23/2025	12/1/2025
Mr. Singh	$562,560	$—	$—
Mr. Adler	$187,520	$—	$—
Mr. Prince	$187,520	$—	$—
Ms. Cote	$—	$281,925	$—
Mr. Tressler	$—	$—	$641,790

		Inducement	Inducement
Option Award Assumptions	Option Grant	Option Grant	Option Grant
Fiscal Year Ended March 31, 2026	6/23/25	6/23/2025	12/1/25
Market price per share on grant date	$1.96	$1.96	$4.43

Exercise price per share	$1.96	$1.96	$4.43
Expected term (years)	5.77	6.08	6.08
Volatility	164.30%	161.63%	167.98%
Risk-free interest rate	3.98%	4.01%	3.77%
Dividend rate	0.0%	0.0%	0.0%
Fair value per share	$1.88	$1.88	$4.28
Aggregate shares	500,000	150,000	150,000

(4)	The table below provides information regarding the stock option awards granted to our NEOs in Fiscal 2025, other than Ms. Cote and Mr. Tressler, neither of whom joined the Company until Fiscal 2026, and the assumptions used in the Black Scholes Option Pricing Model to determine the grant date fair values of the respective awards.

Option Award Compensation	Option Grant
Fiscal Year Ended March 31, 2025	6/24/2024
Mr. Singh	500,000
Mr. Adler	170,000
Mr. Prince	150,000

Option Award Compensation	Option Grant
Fiscal Year Ended March 31, 2025	6/24/2024
Mr. Singh	$1,551,432
Mr. Adler	$52,735
Mr. Prince	$46,523

Option Award Assumptions –	Option Grant
Fiscal Year Ended March 31, 2025	6/24/2024
Market price per share	$3.25
Exercise price per share	$3.25
Risk-free interest rate	4.22%
Volatility	167.17%
Expected term (years)	5.77
Dividend rate	0.0%
Fair value per share	$3.10
Aggregate shares	970,000

Ms. Cote was appointed to serve as the Company’s Chief Corporate Development Officer in June 2025 and Mr. Tressler was appointed to serve as the Company’s Chief Financial Officer and Treasurer in December 2025. As such, base salary to Ms. Cote and Mr. Tressler is for services rendered during a portion of Fiscal 2026.

(6)	Reflects consulting fees paid to Mr. Tressler during the year ended March 31, 2026 prior to his appointment as Chief Financial Officer.

(7)	Reflects consulting fees paid to Ms. Cote during the year ended March 31, 2026 prior to her appointment as Chief Corporate Development Officer.

Our Fiscal 2026 Named Executive Officers

Our NEOs for the fiscal year ended March 31, 2026, consisted of our principal executive officer, our principal financial officer and our three other executive officers. Our NEOs for Fiscal 2026 were:

●	Shawn K. Singh, J.D., our President, Chief Executive Officer and member of our Board;

●	Nick B. Tressler, MBA, our Chief Financial Officer and Treasurer;

●	Reid G. Adler, J.D., our Chief Legal Officer;

●	Elissa S. Cote, our Chief Corporate Development Officer; and

●	Joshua S. Prince, MBA, our Chief Operating Officer.

Our Compensation Philosophy

Our compensation philosophy is designed to attract, retain, motivate and reward our NEOs for their performance and contribution to our operations and long-term success. Our Board, through the Compensation Committee, seeks to compensate our executive officers by a mix of cash that is awarded upon achievement of corporate-wide and, to a lesser extent, individual performance objectives, and retention-focused equity incentives, in order to align our NEOs’ incentives with opportunities for stockholder value creation.

The Compensation Committee makes decisions regarding salaries, annual cash bonus payments, if any, and equity incentive compensation, if any, for our NEOs, and approves the compensation philosophy for our NEOs, which includes target payouts for the achievement of pre-determined corporate-wide goals and objectives. The Compensation Committee solicits input from our executive compensation consultant regarding the compensation of our NEOs, as well as from our Chief Executive Officer regarding the performance of our non-NEO executive officers. Finally, the Compensation Committee also administers our incentive compensation and benefit plans, including the Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended (2019 Plan) and the 2019 Employee Stock Purchase Plan, as amended (2019 ESPP).

Compensation Components

As a general rule, and when possible and appropriate, taking into account the Company’s financial condition and other related facts and circumstances, our compensation consists primarily of three elements: base salary, annual cash bonus, and long-term equity incentives consisting of stock option grants. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our NEOs are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by companies in our peer group for similar positions and the overall market demand for such executives, both initially at the time of hire and thereafter, to ensure that we retain our executive management team. A NEO’s base salary is also determined by reviewing the executive officer’s other compensation to ensure that the executive officer’s total compensation is in line with our overall compensation philosophy and peer group-based input from our compensation consultant.

Base salaries are reviewed periodically as deemed necessary by the Compensation Committee and increased for merit reasons, based on a NEO’s or other executive officer’s success in meeting or exceeding individual objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of a NEO’s or other executive officer’s role or responsibilities. For Fiscal 2025, the Compensation Committee adjusted Mr. Prince's base salary to align with our overall compensation philosophy and certain peer group-based input. During Fiscal 2026, the Compensation Committee did not approve any adjustment to the base salaries for the reasons explained below.

Annual Bonus

Using our compensation philosophy as a guide, the Compensation Committee assesses each NEO’s contribution to achieving our corporate-wide goals and overall corporate performance for the applicable year when considering annual discretionary cash bonus payments. Payment of any cash bonus is determined in the sole discretion of our Compensation Committee. Should the Compensation Committee approve of any annual cash bonus payments, the amount of the cash bonus depends on the level of achievement of corporate and/or individual performance goals, with a target bonus generally set as a percentage of base salary. Currently, at the discretion of our Compensation Committee, our CEO is eligible to receive an annual cash bonus of up to 50% of his base salary and each of our other NEOs is eligible to receive annual cash bonuses of up to 45% of their base salary.

Fiscal 2026. For Fiscal 2026, following the December 2025 announcement that the PALISADE-3 clinical trial, the Company’s Phase 3 clinical trial of fasedienol, our most advanced pherine product candidate in development for the acute treatment of social anxiety disorder, did not achieve its primary or secondary endpoints, at the request of our President and Chief Executive Officer, the Board elected to forego any performance-based compensation including annual bonuses or salary increases. The Board did, however, approve retention bonus payments for Mr. Tressler, Ms. Cote and Mr. Prince that will be payable, in part, following the completion of the Company’s PALISADE-4 Phase 3 clinical trial (the Retention Bonuses). To preserve cash for operations, Mr. Singh and Mr. Adler voluntarily declined the receipt of a Retention Bonus.

We expect to announce topline results from the randomized portion of PALISADE-4 by the end of the second calendar quarter of 2026. As such, the amounts of the Retention Bonuses paid to certain of our named executive officers (Mr. Tressler, Ms. Cote and Mr. Prince) for the fiscal year ending March 31, 2027 will be reported in the Summary Compensation Table for that period.

Fiscal 2025. For Fiscal 2025, our Compensation Committee determined that the Company continued to advance the development of five clinical-stage intranasal pherine product candidates, including fasedienol. The following milestones achieved by the Company during Fiscal 2025 were considered by the Compensation Committee when determining the appropriate payout of discretionary cash bonuses for our NEOs:

●	advancement of the PALISADE-3 Phase 3 trial of fasedienol;

●	initiation of the remaining key components of the Company’s U.S. registration-directed PALISADE Program, including initiating both the PALISADE-4 Phase 3 trial and the Repeat Dose Study, and other nonclinical studies for fasedienol;

●	advancement of certain elements of the U.S. Investigational New Drug (IND)-enabling programs to facilitate additional potential Phase 2 development of itruvone for major depressive disorder and PH80 (refisolone) for vasomotor symptoms (hot flashes) due to menopause; and

●	management of corporate expenses and other general and administrative goals.

The Compensation Committee also determined that the Company was not able to fully achieve certain of the corporate goals set for Fiscal 2025 due to certain unforeseen delays in development programs for product candidates other than fasedienol and other factors beyond the Company’s control. As such, the Compensation Committee determined that the Company achieved an aggregate total of 85% of its Fiscal 2025 corporate goals.

For NEOs other than Mr. Singh, the Compensation Committee considered achievement of certain individual performance goals alongside the Fiscal 2025 corporate goals, resulting in the awarding of 100% of the respective discretionary cash bonus opportunities to Mr. Adler and Mr. Prince. For Mr. Singh, the Compensation Committee customarily aligned the payment of Mr. Singh’s discretionary cash bonus solely with the Company's achievement of the Fiscal 2025 corporate goals, resulting in the payment of 85% of his annual discretionary cash bonus.

Long-Term Equity Incentives

The Compensation Committee believes that to attract, retain and motivate management, employees and independent directors, the compensation paid to these persons should include non-cash equity-based compensation that is competitive with peer companies. The Compensation Committee, in consultation with our overall compensation philosophy and peer group-based input from our compensation consultant, determines the amount and terms of equity-based compensation granted to our NEOs, employees and non-employee directors. Any long-term equity compensation granted to our NEOs, employees and non-employee directors does not represent cash payments made to such individuals, and there is no guarantee that any recipients of equity awards granted as long-term equity compensation will realize any cash value as a result of the equity awards.

Historically, our Compensation Committee has approved the issuance of stock options as long-term equity incentives designed to retain and motivate our NEOs and employees. As such, stock options granted to our NEOs and other employees, other than stock options granted in connection with new hires, during Fiscal 2026 and Fiscal 2025 have a term of ten years, an exercise price that was at least 100% of the market price of our common stock on the grant date and a three-year vesting schedule that begins one-year after the grant date.

Subsequent to the end of Fiscal 2026, our Compensation Committee awarded near-term retention awards in the form of stock options to all Company employees, including our NEOs, with a shorter vesting schedule than long-term equity awards granted in prior years. These stock option awards have a term of ten years, an exercise price that was at least 100% of the market price of our common stock on the grant date and a two-year vesting schedule that begins six months after the grant date. The grant date fair value of these stock option awards granted to our named executive officers for the fiscal year ending March 31, 2027 will be reported in the Summary Compensation Table for that period.

Outstanding Equity Awards at March 31, 2026

The following table provides information regarding outstanding equity awards held by each of our Fiscal 2026 NEOs as of March 31, 2026, consisting exclusively of stock options.

Outstanding Stock Options at March 31, 2026
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciable		Exercise Price ($)	Expiration Date
Shawn K. Singh, J.D.	6,667	—		$45.00	6/19/26
	3,334	—		$45.00	11/9/26
	5,834	—		$45.00	4/26/27
	4,167	—		$46.80	9/19/27
	10,000	—		$34.80	2/2/28
	7,334	—		$51.00	1/14/29
	2,667	—		$30.00	5/23/29
	2,334	—		$30.00	9/5/29
	10,001	—		$42.30	10/21/29
	10,001	—		$11.94	4/23/30
	10,001	—		$53.10	12/30/30
	10,001	—		$41.10	3/1/32
	291,667	208,333	(1)	$3.23	6/24/34
	75,000	225,000	(2)	$1.96	6/23/35
Total:	449,008	433,333

Reid G. Adler, J.D.(3)	1,667	—		$46.80	9/19/27
	834	—		$34.80	2/2/28
	667	—		$30.00	5/23/29
	834	—		$42.30	10/21/29
	834	—		$11.94	4/23/30
	1,667	—		$82.20	7/16/31
	1,667	—		$41.10	3/1/32
	6,391	276	(4)	$38.40	5/2/32
	99,167	70,833	(1)	$3.23	6/24/34
	25,000	75,000	(2)	$1.96	6/23/35
Total:	138,728	146,109

Joshua S. Prince, MBA	5,000	—		$64.50	11/15/31
	3,334	—		$41.10	3/1/32
	4,169	832	(5)	$4.44	11/16/32
	87,500	62,500	(1)	$3.23	6/24/34
	25,000	75,000	(2)	$1.96	6/23/35
Total:	125,003	138,332

Elissa S. Cote	—	150,000	(6)	$1.96	6/23/35

Nick B. Tressler, MBA	—	150,000	(7)	$4.43	12/1/35

(1) Represents an option to purchase shares of our common stock at $3.23 per share granted on June 24, 2024 when the market price of our common stock was $3.23 per share. The option will become exercisable ratably monthly over 36 months through June 24, 2027, when all shares granted will be fully exercisable.

(2) Represents an option to purchase shares of our common stock at $1.96 per share granted on June 23, 2025 when the market price of our common stock was $1.96 per share. The option will become exercisable ratably monthly over 36 months through June 23, 2028, when all shares granted will be fully exercisable.

(3) All options held by Mr. Adler to purchase shares of our common stock reflected in this table as expiring on or before March 1, 2032 were awarded to him for services to the Company as a legal advisor prior to his employment by the Company effective May 2, 2022.

(4) Represents an option to purchase shares of our common stock at $38.40 per share granted to Mr. Adler upon commencement of his employment by the Company on May 2, 2022 when the market price of our common stock was $38.40 per share. The option became exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through May 2, 2026, when all shares granted will be fully exercisable

(5) Represents an option to purchase shares of our common stock at $4.437 per share granted on November 16, 2022 when the market price of our common stock was $4.437 per share. The option became exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through November 16, 2026, when all shares granted will be fully exercisable.

(6) Represents an inducement option to purchase shares of our common stock at $1.96 per share granted to Ms. Cote on June 23, 2025 upon commencement of her employment by the Company when the market price of our common stock was $1.96 per share. The option will become exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through June 23, 2029, when all shares granted will be fully exercisable.

(7) Represents an inducement option to purchase shares of our common stock at $4.43 per share granted to Mr. Tressler on December 1, 2025 upon commencement of his employment by the Company when the market price of our common stock was $4.43 per share. The option will become exercisable for 25% of the shares granted on the first anniversary of the grant date, with the remaining 75% of the shares becoming exercisable ratably monthly through December 1, 2029, when all shares granted will be fully exercisable.

Additional Compensation Arrangements

401(k) Plan

We maintain, through a registered agent, a retirement and deferred savings plan for our officers and employees. This plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code (Code). The retirement and deferred savings plan provides that each participant may contribute a portion of her or his pre-tax compensation, subject to statutory limits. Under the plan, each employee is fully vested in her or his deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The retirement and deferred savings plan also permits us to make discretionary contributions subject to established limits and a vesting schedule. To date, we have not made any discretionary contributions to the retirement and deferred savings plan on behalf of any participating officers or employees.

2019 Employee Stock Purchase Plan

Following the approval of the 2019 ESPP by our stockholders in September 2019, the 2019 ESPP became operational effective January 1, 2020. Under our 2019 ESPP, shares of our common stock are available for purchase by eligible officers and employees, including our NEOs, each of whom participates in the 2019 ESPP. Eligible employees are entitled to purchase, by means of payroll deductions, limited amounts of our common stock at a discount to the market price during periodic option periods under the 2019 ESPP. The table below indicates the number of shares purchased by each of our Fiscal 2026 NEOs and the per share purchase price for each option period completed in Fiscal 2026 and Fiscal 2025. Participation in the 2019 ESPP is subject to the following limits:

●	A participant cannot contribute less than 1% or more than 15% of his or her compensation to the purchase of stock under the 2019 ESPP in any one payroll period;
●	A participant cannot accrue rights to purchase more than a maximum of $25,000 of common stock (valued at the grant date of the applicable offering period and without giving effect to any discount reflected in the purchase price for the stock) for each calendar year in which an option is outstanding; and
●	A participant will not be granted an option under the 2019 ESPP if it would cause the participant to own common stock and/or hold outstanding options to purchase common stock constituting 5.0% or more of the total combined voting power or value of all classes of stock of the Company or of one of its subsidiaries or to the extent it would exceed certain other limits under the Code.

The $25,000 annual purchase limit and the 5% ownership limit referred to above are required under the Code.

	Semi-Annual Purchase Period Ended
	June 30, 2024	December 31, 2024	June 30, 2025	December 31, 2025
Per share purchase price	$2.958	$2.5075	$1.70	$0.5626
Shares purchased by:
Mr. Singh (1)	4,854	—	7,541	—
Mr. Tressler (2)	—	—	—	—
Mr. Adler (1)	4,854	—	7,541	—
Mr. Prince	2,671	3,310	4,882	4,386
Ms. Cote (3)	—	—	—	—

(1)	Both Mr. Singh and Mr. Adler met the annual purchase limit of $25,000 under the Code with their respective purchases for the June 30, 2024 and June 30, 2025 purchase periods. As such, pursuant to the Code, neither was eligible to make any additional purchases during the December 31, 2024 or December 31, 2025 purchase periods.

(2)	Mr. Tressler's employment with the Company commenced on December 1, 2025. Accordingly, he was not eligible to participate in the 2019 ESPP for any of the periods noted.

(3)	Ms. Cote’s employment with the Company commenced on June 23, 2025. Accordingly, she was not eligible to participate in the 2019 ESPP for any of the periods noted.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee under the 2019 Plan from time to time, as determined by the Compensation Committee. We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During Fiscal 2026, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Employment Agreements

We have an employment agreement with Mr. Singh, the material terms of which are described below. Aside from Mr. Singh, we have not entered into an employment agreement with any of our NEOs. Instead, offer letters provided to Ms. Cote and Messrs. Tressler, Adler and Prince prior to the commencement of their employment by the Company contain certain compensation details.

Agreement with Mr. Singh

We entered into an employment agreement with Mr. Singh on April 28, 2010. Under this employment agreement, as amended on June 22, 2016, Mr. Singh’s base salary was increased from $347,500 per year to $395,000 per year, effective June 16, 2016. The Compensation Committee subsequently adjusted Mr. Singh’s base annual salary to $477,000 effective in July 2018, to $498,000 effective in April 2019, to $550,000 effective in January 2021, to $600,000 effective in January 2022 and to $650,000 effective in October 2023. Under his employment agreement, Mr. Singh is eligible to receive an annual cash incentive bonus of up to 50% of his base salary. The award of Mr. Singh’s incentive cash bonus, if any, is at the discretion of the Compensation Committee. In the event we terminate Mr. Singh’s employment without cause, he is entitled to receive severance in an amount equal to:

●	twelve months of his then-current base salary payable in the form of salary continuation;

●	a pro-rated portion of the cash incentive bonus that the Board of Directors determines in good faith that Mr. Singh earned prior to such termination; and

●	such amounts required to reimburse him for Consolidated Omnibus Budget Reconciliation Act (COBRA) payments for continuation of his medical health benefits for a twelve-month period from such termination.

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

Change of Control Provisions

Pursuant to his employment agreement, Mr. Singh is entitled to severance if he terminates his employment for good reason after a change of control. Under his agreement, “good reason” means any of the following events, if we affect the event without Mr. Singh’s consent (subject to our right to cure):

●	a material reduction in his responsibility; or

●	a material reduction in his base salary except for reductions that are comparable to reductions generally applicable to similarly situated executives the Company.

In the event we terminate Mr. Singh without cause within twelve months of a change of control, his remaining unvested option shares become fully vested and exercisable. Upon a change of control in which the successor corporation does not assume Mr. Singh’s stock options, the stock options granted to him become fully vested and exercisable.

A change of control occurs under Mr. Singh’s employment agreement when: (i) any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, a subsidiary, an affiliate, or a Company employee benefit plan, including any trustee of such plan acting as trustee) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (ii) a sale of substantially all of the Company’s assets; or (iii) any merger or reorganization of the Company whether or not another entity is the survivor, pursuant to which the holders of all the shares of capital stock of the Company outstanding prior to the transaction hold, as a group, fewer than 50% of the shares of capital stock of the Company outstanding after the transaction.

In the event that, following termination of employment, amounts are payable to Mr. Singh pursuant to his employment agreement, his eligibility for severance is conditioned on his having first signed a release agreement.

The estimated amount that could be paid by the Company to Mr. Singh, assuming that a change of control occurred on the last business day of our current fiscal year, is $650,000, excluding any pro-rated portion of an annual or periodic bonus and the imputed value of accelerated vesting of stock options, if any.

DIRECTOR COMPENSATION

During Fiscal 2026, our Board utilized the following director compensation plan for the non-executive members of our Board (the Director Compensation Plan).

	Schedule of Director Fees During Fiscal 2026
Description	Cash(1)($)	Equity(2)
Director Annual Retainer	$50,000
Non-executive members of our Board will be entitled to the following equity awards: (i) a one-time grant of stock options upon appointment to the Board equal to 2x the annual grant otherwise payable to directors, and (ii) an annual grant of stock options equal to 0.046% of the Company's issued and outstanding common stock on the grant date. Annual awards will be granted to directors following the Company's annual meeting of stockholders.

Additional fee for Board Chair	$30,000
Audit Committee
Chair	$20,000
Member	$10,000
Compensation Committee
Chair	$10,000
Member	$5,000
Corporate Governance and Nominating Committee
Chair	$10,000
Member	$50,000

(1)	Cash fees payable in quarterly installments.

(2)	All Awards issued pursuant to the Director Compensation Plan will be issued pursuant to the 2019 Plan or a successor plan, if any. Each Award issued under the Director Compensation Plan will vest in equal monthly installments over a 12-month period beginning on the date of issuance.

2026 Director Compensation Table

Name	Fees Paid in Cash (1)	Option Awards (2) (3)	Other Compensation	Total

Margaret M. FitzPatrick (4)	$92,500	$59,197	$—	$151,697
Ann M. Cunningham (5)	$50,000	$59,197	$—	$109,197
Joanne Curley (6)	$60,000	$59,197	$—	$119,197
Mary L. Rotunno (7)	$70,000	$59,197	$—	$129,197
Jon S. Saxe (8)	$75,000	$59,197	$—	$134,197
Jerry B. Gin (9)	$35,000	$—	$—	$35,000
Paul R. Edick (10)	$20,145	$131,187	$—	$151,332

(1) The amounts shown in the table above represent fees for service on our Board, as well as service on our Audit Committee, Compensation Committee, and/or Corporate Governance and Nominating Committee during Fiscal 2026, as applicable, which amounts were paid in full during Fiscal 2026.

	Option Grant	Option Grant
	9/9/25	10/27/25

Option Shares Granted
Ms. FitzPatrick	$17,600	$—
Ms. Cunningham	$17,600	$—
Dr. Curley	$17,600	$—
Ms. Rotunno	$17,600	$—
Mr. Saxe	$17,600	$—
Mr. Edick	$—	$35,200

Option Award Compensation
Ms. FitzPatrick	$59,197	$—
Ms. Cunningham	$59,197	$—
Dr. Curley	$59,197	$—
Ms. Rotunno	$59,197	$—
Mr. Saxe	$59,197	$—
Mr. Edick	$—	$131,187

Option Award Assumptions
Exercise Price	$3.61	$3.90
Grant date market price	$3.61	$3.90
Risk-free interest rate	3.64%	3.70%
Expected term (years)	5.27	6.00
Volatility	155.06%	160.35%
Dividend rate	0.00%	0.00%

Fair value per share	$3.36	$3.73
Aggregate option shares	88,000	35,200

(4) Ms. FitzPatrick was appointed to our Board in July 2021 and served as Chair of our Board from October 2023 through March 2026. Ms. FitzPatrick has also served as a member of our Corporate Governance and Nominating Committee since her 2021 appointment. On November 21, 2022, Ms. FitzPatrick was also appointed as a member of the Compensation Committee. Ms. FitzPatrick stepped down as Chair of our Board effective March 12, 2026, but retained other Committee positions as of that date. At March 31, 2026, Ms. FitzPatrick held options to purchase 50,034 registered shares of our common stock, of which options to purchase 41,234 shares were exercisable.

(5) Ms. Cunningham served as an independent member of our Board and as a member of our Corporate Governance and Nominating Committee from January 2019 through April 30, 2021. On May 1, 2021, Ms. Cunningham joined the Company as its Chief Commercial Officer (CCO) and served in such capacity through November 11, 2022. During the period in which she served as CCO, her service on the Corporate Governance and Nominating Committee terminated. Ms. Cunningham re-joined the Corporate Governance and Nominating Committee from November 2022 until voluntarily stepping down from the position in September 2024. At March 31, 2026, Ms. Cunningham held options to purchase 69,203 registered shares of our common stock, of which options to purchase 60,403 shares were exercisable.

(6) Dr. Curley was appointed to our Board in April 2021, has also served as a member of our Corporate Governance and Nominating Committee since her appointment and was appointed to serve as a member of our Audit Committee on September 9, 2025. At March 31, 2026, Dr. Curley held options to purchase 50,034 registered shares of our common stock, of which options to purchase 41,234 shares were exercisable.

(7) Ms. Rotunno was appointed to our Board in July 2021 and, since her appointment to the Board, served as a member of our Audit Committee and as chairperson of the Corporate Governance and Nominating Committee. At March 31, 2026, Ms. Rotunno held options to purchase 50,034 registered shares of our common stock, of which options to purchase 41,234 shares were exercisable. Ms. Rotunno resigned from the Board and all Committee positions effective April 1, 2026. Accordingly, her unvested options were cancelled as of that date

(8) Mr. Saxe served as Chair of our Board from 2000 until October 2023, and resumed serving as Chair effective March 12, 2026. Additionally, Mr. Saxe currently serves as Chair of our Audit Committee, as a member of our Compensation Committee and Corporate Governance and Nominating Committee. At March 31, 2026, Mr. Saxe held (i) 1,858 shares of our common stock and (ii) options to purchase 67,037 registered shares of our common stock, of which options to purchase 58,237 shares were exercisable.

(9) Dr. Gin served as a member of our Board and as a member of our Audit Committee from his appointment to the Board in 2016 through his retirement in September 2025. Beginning in July 2021, he was also appointed as the Chair of our Compensation Committee, a position he filled until his retirement from the Board.

(10) Mr. Edick was appointed to our Board and as a member of our Audit Committee in October 2025. Mr. Edick resigned from the Board and his Audit Committee position in February 2026. At the time of his resignation, none of the options shown above as granted in October 2025 were exercisable and, accordingly, all were cancelled.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 1, 2026 for:

●	each of our NEOs;
●	each of our directors;
●	all of our directors and executive officers, including our NEOs, as a group; and
●	our 5%+ stockholders.

Applicable percentage ownership is based on 40,468,410 shares of common stock outstanding at June 1, 2026.

In computing the percentage of shares of common stock beneficially owned, we deemed to be outstanding all shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or exchangeable or that will become exercisable or exchangeable within 60 days of June 1, 2026.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Vistagen Therapeutics, Inc., 343 Allerton Avenue, South San Francisco, California 94080.

Beneficial Ownership of Common Stock:

Name and address of beneficial owner	Number of shares beneficially owned	Percent of shares beneficially owned(1)
Named Executive Officers:
Shawn K. Singh, J.D. (2) President, Chief Executive Officer and Director	574,480	1.4%
Nick B. Tressler Chief Financial Officer and Treasurer	—	*
Reid G. Adler, J.D. (3) Chief Legal Officer	193,054	*
Elissa S. Cote (4) Chief Corporate Development Officer	37,500	*
Joshua S. Prince, MBA (5) Chief Operating Officer	168,446	*
Non-Employee Directors:
Jon S. Saxe, J.D., LL.M. (6) Board Chair	69,276	*
Ann M. Cunningham, MBA (7) Director	69,203	*
Joanne Curley, Ph.D. (8) Director	50,034	*
Margaret M. FitzPatrick, M.A. (9) Director	50,034	*
All executive officers and directors as a group (10 persons) (10)	1,212,027	2.91%

5%+ Stockholders:

Commodore Capital Master Fund LP (11 444 Madison Ave., Floor 35 New York, New York 10022	5,872,944	12.67%
TCG Crossover Fund II, L.P. (12 705 High St. Palo Alto, California 94301	4,227,738	9.60%
Entities affiliated with BVF, Inc. (13 44 Montgomery St. San Francisco, California 94104	3,037,835	6.98%

*	less than 1%

(1)	Based on 40,468,410 shares of common stock outstanding as of June 1, 2026. Percentages reported herein do not give effect to beneficial ownership blockers contained within outstanding common stock purchase warrants.

(2)	Number of shares beneficially held consists of (i) 38,903 shares of common stock, of which 20,875 shares of common stock are held by The 1997 Singh Family Trust, and (ii) stock options to purchase up to 535,577 shares of registered common stock exercisable within 60 days of June 1, 2026.

(3)	Number of shares beneficially held consists of (i) 24,050 shares of common stock, and (ii) stock options to purchase up to 169,004 shares of registered common stock exercisable within 60 days of June 1, 2026.

(4)	Number of shares beneficially held consists of stock options to purchase up to 37,500 shares of registered common stock exercisable within 60 days of June 1, 2026.

(5)	Number of shares beneficially held consists of (i) 15,249 shares of common stock, and (ii) stock options to purchase up to 153,197 shares of registered common stock exercisable within 60 days of June 1, 2026.

(6)	Number of shares beneficially held consists of (i) 1,858 shares of common stock, and (ii) stock options to purchase up to 67,418 shares of registered common stock exercisable within 60 days of June 1, 2026.

(7)	Number of shares beneficially held consists of stock options to purchase up to 69,203 shares of registered common stock exercisable within 60 days of June 1, 2026.

(8)	Number of shares beneficially held consists of stock options to purchase up to 50,034 shares of registered common stock exercisable within 60 days of June 1, 2026.

(9)	Number of shares beneficially held consists of stock options to purchase up to 50,034 shares of registered common stock exercisable within 60 days of June 1, 2026.

(10)	Number of shares beneficially held consists of (i) 80,060 shares of common stock, and (ii) stock options to purchase up to 1,131,967 shares of registered common stock exercisable within 60 days of June 1, 2026.

(11)	Reported holdings based upon Amendment No. 2 to Schedule 13G filed by Commodore Capital LP (Commodore) on February 17, 2026 and Company records. Number of shares beneficially held consists of up to 5,872,944 shares of common stock issuable upon exercise of certain warrants beneficially held by Commodore.

Commodore is the investment manager to Commodore Capital Master LP (Commodore Master) and Messrs. Michael Kramarz and Robert Egen Atkinson are the managing partners of Commodore. As such, Commodore, Mr. Kramarz and Mr. Atkinson may be deemed to beneficially own the shares beneficially held by Commodore Master.

(12)	Reported holdings based upon Amendment No. 1 to Schedule 13G filed by TCG Crossover GP II, LLC (TCG Crossover) on May 15, 2026 and Company records. Number of shares beneficially held consists of (i) 2,007,435 shares of common stock and (ii) up to 2,220,302 shares of common stock issuable upon exercise of certain warrants beneficially held by TCG Crossover.

TCG Crossover is the General Partner of TCG Crossover Fund II, L.P. and Dr. Chen Yu is the Managing Member of TCG Crossover. As such, TCG Crossover and Dr. Yu may be deemed to beneficially own the shares beneficially held by TCG Crossover.

(13)
Reported holdings based upon Amendment No. 1 to Schedule 13G filed by Biotechnology Value Fund L.P. (BVF) on February 14, 2025. Number of shares beneficially held consists of up to 3,084,324 shares of common stock issuable upon exercise of certain warrants beneficially held by BVF, Inc. and its affiliates

Entities affiliated with BVF, Inc. consist of BVF, BVF I GP LLC (BVF GP), Biotechnology Value Fund II, L.P. (BVF2), BVF II GP LLC (BVF2 GP), Biotechnology Value Trading Fund OS LP (Trading Fund OS), BVF Partners OS Ltd. (Partners OS), BVF GP Holdings LLC (BVF GPH) and BVF Partners L.P. (Partners). BVF GP is the general partner of BVF and may be deemed to beneficially own the shares held by BVF. BVF2 GP is the general partner of BVF2 and may be deemed to beneficially own the shares held by BVF2. Partners OS is the general partner of Trading Fund OS and may be deemed to beneficially own the shares held by Trading Fund OS. BVF GPH is the sole member of each of BVF GP and BVF2 GP, and may be deemed to beneficially own in the aggregate the shares held by BVF and BVF2. Partners is the investment manager of BVF, BVF2 and Trading Fund OS, and is the sole member of Partners OS and may be deemed to beneficially own in the aggregate shares held by BVF, BVF2 and Trading Fund OS. BVF, Inc. is the general partner of Partners and may be deemed to beneficially own the shares held by Partners. Mr. Mark N. Lampert is a director and officer of BVF, Inc and may be deemed to beneficially own the shares held by BVF, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of March 31, 2026. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
2019 Plan and 2016 Plan	4,157,368	$8.12	1,122,097
2019 ESPP	-	-	693,558
Equity compensation plans not approved by security holders
Inducement Awards(1)	300,000	$3.20
Total	4,457,368		1,815,655

(1)	Consists of inducement stock options to granted to Ms. Cote and Mr. Tressler upon commencement of their employment by the Company. For additional information about the inducement stock options, please see the table titled “Outstanding Equity Award at March 31, 2026” in Part III, Item 11 of this Annual Report.

Description of Equity Compensation Plans

2016 Plan. Our Board unanimously approved the Company’s 2016 Plan on July 26, 2016, and it was approved by our stockholders at our 2016 Annual Meeting of Stockholders on September 26, 2016, and further amended to increase the number of shares authorized for issuance therefrom at our 2017 Annual Meeting of Stockholders on September 15, 2017. The 2016 Plan provided for the grant of stock options, restricted shares of common stock, stock appreciation rights and dividend equivalent rights, collectively referred to as “Awards”. Stock options granted under the 2016 Plan were either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. We could grant incentive stock options only to employees of the Company or any parent or subsidiary of the Company. Awards other than incentive stock options could be granted to employees, directors and consultants. Upon the adoption of our 2019 Plan, no further grants were permissible under the 2016 Plan and approximately 46,667 authorized shares were transferred to the 2019 Plan and became issuable thereunder. All options granted from the 2016 Plan remain operative under the terms of the respective grants.

2019 Plan. Below is a summary of the terms and conditions of the 2019 Plan. Unless otherwise indicated, all capitalized terms shall have the same meaning as defined in the 2019 Plan.

Awards and Eligible Participant
The 2019 Plan is designed to secure and retain the services of our employees, non-employee directors and consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and our affiliates, and to provide a means by which such persons may be given an opportunity to benefit from increases in the value of our common stock. The 2019 Plan is also designed to align employees’ interests with stockholder interests.

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

The Compensation Committee may also grant awards of restricted stock, which are shares of common stock subject to specified restrictions, and restricted stock units, which represent the right to receive shares of common stock in the future. These awards may be made subject to repurchase, forfeiture or vesting restrictions at the Compensation Committee’s discretion. The restrictions may be based on continuous service with the Company or the attainment of specified performance goals, as determined by the Compensation Committee. Stock units may be paid in stock or cash or a combination of stock and cash, as determined by the Compensation Committee.

The Compensation Committee may condition the grant, exercise, vesting, or settlement of any award on such performance conditions as it may specify. We refer to these awards as “performance awards.” The Compensation Committee may select such business criteria or other performance measures as it may deem appropriate in establishing any performance conditions. At March 31, 2026, the Compensation Committee has not granted any performance awards.

Authorized Shares
As of the date of this Annual Report, a total of 5.0 million shares of common stock is authorized for issuance under the 2019 Plan.

In the event any award under the 2019 Plan is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the 2019 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will again be available for grant under the 2019 Plan.

Vesting
No more than 25% of any equity-based awards granted under the 2019 Plan may vest on the grant date of such award. The Board believes this provision provides the Company the necessary flexibility to issue Awards that will both attract new talent, particularly as the Company advances its late-stage clinical development and commercialization plans for its drug candidates and provide incentives sufficient to retain the Company’s existing employees and directors.

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

2019 Employee Stock Purchase Plan. Please see Part III, Item 11 for a description of the 2019 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For director independence, please see Item 10.

Policies and Procedures for Related Party Transactions

Our Audit Committee adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of the Audit Committee. As such, any request for the Company to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 (or, if less, 1% of the average of our total assets in a fiscal year) and such person would have a direct or indirect interest, must be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms comparable to the terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Transactions with Related Persons

Since April 1, 2025, we have not participated in any related party transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets in a fiscal year, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which have been reported pursuant to Item 402 of Regulation S-K or in the case of an executive officer who is not a named executive officer, would have been reported pursuant to Item 402 of Regulation S-K if such executive officer were a named executive officer provided such compensation has been approved, or recommended to the Board for approval, by the Compensation Committee (or group of independent directors performing a similar function).

Indemnification Agreements

Our Restated and Amended Articles of Incorporation, as amended (our Charter) contains provisions limiting the liability of directors, and our Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Nevada law. Our Charter and Bylaws also provide the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which will require us to indemnify them.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Audit Firm ID: 185. The following table represents aggregate fees billed to the Company for the years ended March 31, 2026 and 2025, by KPMG LLP (KPMG).

	Fiscal Years Ended March 31,
	2026	2025
Audit fees(1)	$600,000	$575,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$600,000	$575,000

(1) “Audit Fees” consist of aggregate fees for professional services provided by our auditor in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.

(2) “Audit-Related Fees” consist of fees and expenses billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3) “Tax Fees” consist of fees and expenses billed for professional services rendered by our auditor for tax compliance, tax advice and tax planning.

(4) “All Other Fees” consist of aggregate fees billed for products and services provided by our auditor other than those fees disclosed above.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

1.2	Underwriting Agreement, dated as of October 2, 2023, by and among the Company, Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C., incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
2.1*	Agreement and Plan of Merger by and among Excaliber Enterprises, Ltd., Vistagen Therapeutics, Inc. and Excaliber Merger Subsidiary, Inc.
2.2	Agreement and Plan of Merger, by and among Vistagen Therapeutics, Inc., VTGN Merger Sub, Inc., Pherin Pharmaceuticals, Inc. and Kevin McCarthy dated December 20, 2022, incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 21, 2022.
3.4	Articles of Merger filed with the Nevada Secretary of State on May 24, 2011, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2011.
3.10	Restated Articles of Incorporation of Vistagen Therapeutics, Inc., dated August 16, 2016, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2016.
3.11	Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc., dated August 16, 2016, incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2016.
3.12	Certificate of Amendment to the Restated and Amended Articles of Incorporation of Vistagen Therapeutics, Inc., dated September 15, 2017; incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.
3.13	Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated September 6, 2019; incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2019.
3.15	Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated March 5, 2021, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2021.
3.16	Amendment No. 2 to the Second Amended and Restated Bylaws of Vistagen Therapeutics, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2022.

3.17	Certificate of Amendment to the Restated and Amended Articles of Incorporation, as amended, of Vistagen Therapeutics, Inc., dated June 6, 2023, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed June 6, 2023.
4.10	Form of Pre-Funded Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.20	Form of T1 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.30	Form of T2 Warrant (October 2023 Public Offering), incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2023.
4.31	Description of Registrant's Securities, incorporated by reference from Exhibit 4.31 to the Company's Annual Report on Form 10-K filed on June 11, 2024.
10.40*	Employment Agreement, by and between, Vistagen and Shawn K. Singh, dated April 28, 2010, as amended May 9, 2011.
10.83	Lease between Bayside Area Development, LLC and Vistagen Therapeutics, Inc. (California) dated April 24, 2013, incorporated by reference from Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed July 18, 2013.
10.84	Indemnification Agreement effective May 20, 2013 between the Company and Jon S. Saxe, incorporated by reference from Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed on July 18, 2013.
10.85	Indemnification Agreement effective May 20, 2013 between the Company and Shawn K. Singh, incorporated by reference from Exhibit 10.85 to the Company’s Annual Report on Form 10-K filed on July 18, 2013.
10.112	Indemnification Agreement effective April 8, 2016 between the Company and Jerry B. Gin, incorporated by reference from Exhibit 10.112 to the Company’s Annual Report on Form 10-K filed on June 24, 2016.
10.116	Second Amendment to Employment Agreement by and between Vistagen Therapeutics, Inc. and Shawn K. Singh, dated June 22, 2016, incorporated by reference from Exhibit 10.116 to the Company’s Annual Report on Form 10-K filed on June 24, 2016.
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

10.164	Exclusive Negotiation Agreement, by and between Vistagen Therapeutics, Inc. and Fuji Pharma Co., Ltd., dated September 1, 2023, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023.
10.166	Indemnification Agreement, dated October 24, 2023, by and between Vistagen Therapeutics, Inc. and Joshua Prince, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023.
10.167	Consulting Agreement, by and between Vistagen Therapeutics, Inc. and Jerry Gin, dated September 9, 2025, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025.
10.168	Consulting Agreement by, and between Vistagen Therapeutics, Inc. and Cynthia Anderson, dated October 15, 2025, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025.
10.169	Indemnification Agreement, by and between Vistagen Therapeutics, Inc. and Paul R. Edick, dated October 29, 2025, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2025.
10.170	Indemnification Agreement by and between Vistagen Therapeutics, Inc. and Nick B. Tressler, dated December 1, 2025, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2025.
10.171	Indemnification Agreement by and between Vistagen Therapeutics, Inc. and Angel S. Angelov, M.D., MBA, dated May 18, 2026, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2026.
14.1	Code of Business Conduct, incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 17, 2025.
19.1	Insider Trading Compliance Policy, incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on June 17, 2025.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on June 11, 2024.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema, filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase, filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase, filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Vistagen Therapeutics, Inc.

Date: June 15, 2026	By:	/s/ Shawn K. Singh
Shawn K. Singh, J.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn K. Singh	President and Chief Executive Officer and Director	June 15, 2026
Shawn K. Singh, J.D.	(Principal Executive Officer)

/s/ Nick B. Tressler	Chief Financial Officer and Treasurer	June 15, 2026
Nick B. Tressler, MBA	(Principal Financial and Accounting Officer)

/s/ Jon S. Saxe	Chair of the Board of Directors	June 15, 2026
Jon S. Saxe, J.D., LL.M.

/s/ Ann M. Cunningham	Director	June 15, 2026
Ann M. Cunningham

/s/ Joanne Curley	Director	June 15, 2026
Joanne Curley, Ph.D.

/s/ Margaret M. FitzPatrick	Director	June 15, 2026
Margaret M. FitzPatrick