Form 10-Q
period 2026-06-30
Vistagen Therapeutics, Inc.
filed 2026-08-14
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, 44,376,911 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2026	March 31, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,991	$30,789
Marketable securities	14,739	14,614
Prepaid expenses and other current assets	2,580	1,540
Total current assets	34,310	46,943
Property and equipment, net	375	427
Right-of-use asset - operating lease	659	801
Other assets	392	393
Total assets	$35,736	$48,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$1,535
Accrued expenses	9,238	8,755
Note payable	—	96
Deferred revenue	234	1,710
Operating lease obligation - current portion	720	699
Total current liabilities	11,192	12,795
Operating lease obligation - non-current portion	63	249
Total liabilities	11,255	13,044
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and March 31, 2026; no shares outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at June 30, 2026 and March 31, 2026; 44,381,433 and 39,624,839 shares issued at June 30, 2026 and March 31, 2026, respectively	44	40
Additional paid-in capital	518,759	516,767
Treasury stock, at cost, 4,522 shares of common stock held at June 30, 2026 and March 31, 2026	(3,968)	(3,968)
Accumulated other comprehensive income	(7)	(2)
Accumulated deficit	(490,347)	(477,317)
Total stockholders’ equity	24,481	35,520
Total liabilities and stockholders’ equity	$35,736	$48,564
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2026	2025
Revenues:
Sublicense and other revenue	$1,476	$244
Total revenues	1,476	244
Operating expenses:
Research and development	10,906	11,678
General and administrative	3,918	4,370
Total operating expenses	14,824	16,048
Loss from operations	(13,348)	(15,804)
Other income, net:
Interest income, net	319	711
Other income	(1)	(2)
Loss before income taxes	(13,030)	(15,095)
Income taxes	—	—
Net loss	$(13,030)	$(15,095)
Unrealized loss on marketable securities	(5)	(4)
Comprehensive loss	$(13,035)	$(15,099)
Basic and diluted net loss per common share	$(0.30)	$(0.47)
Weighted average common shares outstanding, basic and diluted	42,980,174	31,930,665
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
Stock-based compensation expense	—	—	916	—	—	—	916
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	95,037	—	161	—	—	—	161
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	190,067	—	397	—	—	—	397
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2025	29,286,585	$29	$483,430	$(3,968)	$1	$(422,727)	$56,765

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	39,624,839	$40	$516,767	$(3,968)	$(2)	$(477,317)	$35,520
Stock-based compensation expense	—	—	991	—	—	—	991
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	387,798	—	74	—	—	—	74
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(5)	—	(5)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,580,176	1	927	—	—	—	928
Issuance of common stock upon exercise of Pre-Funded Warrants	2,788,620	3	—	—	—	—	3
Net loss	—	—	—	—	—	(13,030)	(13,030)
Balance at June 30, 2026	44,381,433	$44	$518,759	$(3,968)	$(7)	$(490,347)	$24,481

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,030)	$(15,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	40
Stock-based compensation	991	916
Amortization of operating lease right-of-use asset	145	129
Non-cash interest expense	—	3
Accretion on marketable securities	(129)	(125)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,061)	(1,942)
Other assets	—	(37)
Operating lease liability	(165)	(86)
Deferred revenue, net of deferred contract acquisition costs	(1,457)	(225)
Accounts payable and accrued expenses	(53)	(2,424)
Net cash used in operating activities	(14,707)	(18,846)

Cash flows from investing activities:
Purchases of laboratory and other equipment	—	(65)
Sales and maturities of marketable securities	5,600	8,000
Purchases of marketable securities	(5,600)	(8,723)
Net cash used in investing activities	—	(788)

Cash flows from financing activities:
Net proceeds from issuance of common stock, including option exercises	3	—
Proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	928	397
Net proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	74	161
Issuance of note payable for insurance policy	—	1,020
Repayment of notes payable	(96)	(90)
Net cash provided by financing activities	909	1,488
Net change in cash and cash equivalents	(13,798)	(18,146)
Cash and cash equivalents at beginning of period	30,789	67,131
Cash and cash equivalents at end of period	$16,991	$48,985
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6
Non-cash investing and financing activities:
Insurance premiums settled by issuing note payable	$—	$1,020
Purchases of equipment included in accounts payable and accrued liabilities	$—	$30
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Vistagen Therapeutics, Inc., a Nevada corporation (Vistagen or the Company), is a late clinical-stage biopharmaceutical company leveraging a deep understanding of nose-to-brain neurocircuitry to develop and potentially commercialize a new class of non-systemic intranasal product candidates called pherines. The Company's clinical-stage neuroscience pipeline currently consists of five clinical-stage pherine product candidates, each with a novel proposed mechanism of action (MOA) and at least one positive clinical study involving the Company's targeted patient population. Pherines rapidly, specifically and selectively bind to peripheral receptors in human nasal chemosensory neurons, and are designed to rapidly activate nose-to-brain neurocircuits believed to regulate brain areas without requiring systemic absorption or uptake into the brain to achieve desired therapeutic benefits.
2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of the Company's operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at March 31, 2026, has been derived from the Company's audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 (Annual Report), filed with the SEC on June 15, 2026.
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
Liquidity and Going Concern
In order to complete the development of the Company's neuroscience product candidates and to expand its infrastructure and operations in a manner the Company believes will be necessary to commercialize its product candidates, if approved, on its own or with one or more collaborators, the Company will require substantial additional capital. Until the Company can generate a sufficient amount of revenue from the commercialization of its product candidates, the Company will seek to raise any necessary additional capital through equity and/or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Company's product candidates, the Company is unable to estimate the exact amount and timing of its capital requirements. The Company does not expect to generate any meaningful revenue unless and until the Company obtains regulatory approval of and commercializes any of the Company's product candidates, and the Company does not know when, or if, that will occur.
The Company has incurred significant losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $490.3 million, and cash used in operations for the three months ended June 30, 2026 was $14.7 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop and, if approved, commercialize its product candidates.
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year from the date these consolidated financial statements in this Quarterly Report on Form 10-Q (Report) are issued. This evaluation initially does not take into consideration the potential mitigating effects of management’s plans that have not yet been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effects of its plans sufficiently alleviate substantial doubt about the Company's ability to continue as a going concern. The mitigating effects of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity and/or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company's control nor have these plans been approved by the Board as of the date of these consolidated financial statements.
As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $31.7 million. As of August 14, 2026, the issuance date of the condensed consolidated financial statements as of and for the three months ended June 30, 2026 in this Report, there is uncertainty about whether the Company's combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore the Company concluded that substantial doubt exists about its ability to continue as a going concern.
When necessary and/or advantageous, the Company will seek additional capital to fund the Company's planned operations through (i) sales of its equity and/or debt securities in one or more public offerings and/or private placements, including, but not limited to sales of its securities under its Open Market Sale Agreement with Jefferies LLC, (ii) non-dilutive government grants and research awards and/or (iii) non-dilutive strategic partnering collaborations to advance development and commercialization of one or more of its product candidates. However, no assurance can be provided that any such sales of the Company's securities, awards, agreements or collaborations will occur in the future. While the Company may make additional sales of its equity and/or debt securities, the Company does not have an obligation to do so.

The Company's future working capital requirements will depend on many factors, including, without limitation, potential impacts related to adjustments in the size of the Company's staff or other actual and/or planned adjustments to its operations, the scope and nature of opportunities related to the Company's success or failure in nonclinical and clinical trials, including the development and commercialization of the Company's current product candidates, and the availability of, and its ability to enter into financing transactions and research, development and commercialization collaborations on terms acceptable to the Company. In the future, to further advance the nonclinical and clinical development of the Company's product candidates, as well as support the Company's operating activities, the Company plans to seek additional financing, including both equity-based and/or debt-based capital and potentially from non-dilutive sources other than debt-based capital, and continue to carefully manage its operating costs, including, but not limited to, the Company's clinical and nonclinical programs.

There can be no assurance that future financings will be available to the Company in sufficient amounts, in a timely manner, or on terms acceptable to the Company, if at all, or that any current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise. Further, on August 4, 2026, the Company received a notification from the Listing Qualifications Staff of The Nasdaq Stock Market LLC granting the Company an additional 180 calendar day compliance period, until February 1, 2027, to regain compliance with the requirement that the Company's common stock maintain a minimum closing bid price of $1.00 per share for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expense, and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on the Company's knowledge of current events, historical experiences, actions the Company may undertake in the future and on various other assumptions the Company believes are reasonable, actual results may materially differ from these estimates and assumptions.
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
Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
Marketable Securities

Marketable securities consist of U.S. treasury securities. These securities are classified as available-for-sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. The Company's marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are generally composed of U.S. treasury securities and money market funds. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available, and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2026, and 2025 to the recently issued accounting standards, for the three months ended June 30, 2026.
Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated disclosure of certain expenses to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. For the Company, ASU 2024-03 will be effective for the fiscal year beginning April 1, 2027, the Company's fiscal year ending March 31, 2028, and for interim periods beginning with the quarter ending June 30, 2028. ASU 2024-03 may be adopted on a prospective or retrospective basis. The Company does not believe the adoption of ASU 2024-03 will have a material impact on the Company's consolidated financial statements, but it will increase the amount of expense information the Company provides. The Company anticipates providing further disclosures in accordance with ASU 2024-03 in its financial statements for the fiscal year ending March 31, 2028.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance modernizes the accounting framework for internal-use software by providing clearer criteria for capitalization, including the requirement to assess whether significant development uncertainty exists. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. For the Company, ASU 2025-06 will be effective for the fiscal year beginning April 1, 2028, the Company's fiscal year ending March 31, 2029, including interim periods within that fiscal year beginning with the quarter ending June 30, 2028. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which provides clarity on the required interim disclosures under Topic 270 by providing a comprehensive list of required interim disclosures, and clarifies the applicability of Topic 270. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-11 may be adopted on a prospective or retrospective basis. For the Company, ASU 2025-11 will be effective for the fiscal year beginning April 1, 2028, the Company's fiscal year ending March 31, 2029, and for interim periods beginning with the quarter ending June 30, 2029. ASU 2025-11 may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 amendments to the Accounting Standards Codification intended to clarify existing guidance, correct technical errors, and address minor inconsistencies across a broad range of topics. ASU 2025-12 is effective for the Company for annual reporting periods beginning after December 15, 2026. For the Company, this means the standard will first apply to the Company's annual financial statements for the year ending March 31, 2028. Early adoption is permitted. For the Company, ASU 2025-12 will be effective for the fiscal year beginning April 1, 2027, the Company's fiscal year ending March 31, 2028, and for interim periods beginning with the quarter ending June 30, 2027. Other than the amendments related to earnings per share, ASU 2025-12 may be adopted on a prospective or retrospective basis, and the transition method may be elected on an issue-by-issue basis. The Company has evaluated the amendments in ASU 2025-12 and do not expect adoption to have a material impact on its consolidated financial statements or disclosures.

3. Fair Value Measurements
The following tables show the Company's cash, cash equivalents and marketable securities at fair value as of June 30, 2026 and March 31, 2026 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$16,991	$—	$—	$16,991
Marketable securities
U.S. treasury securities	—	14,739	—	14,739
Total	$16,991	$14,739	$—	$31,730

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$30,789	$—	$—	$30,789
Marketable securities
U.S. treasury securities	—	14,614	—	14,614
Total	$30,789	$14,614	$—	$45,403
The carrying amounts of the Company's prepaid expenses and other current assets, accounts payable, accrued expenses, and the note payable approximate fair value due to their short maturities. The Company has no financial liabilities measured at fair value on a recurring basis at June 30, 2026 or March 31, 2026. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
The Company did not record any impairment charges related to the Company's marketable debt securities during the three months ended June 30, 2026 or 2025.
The following tables summarize the Company's marketable securities as of June 30, 2026 and March 31, 2026 (in thousands):

		June 30, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,746	$—	$(7)	$14,739
Total		$14,746	$—	$(7)	$14,739

		March 31, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,616	$2	$(4)	$14,614
Total		$14,616	$2	$(4)	$14,614

4. Notes Payable
In May 2025, the Company executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note was payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of June 30, 2026, the note was repaid in full and no balance remained outstanding.
5. Capital Stock
Common Stock
October 2023 Public Offering
On October 2, 2023, the Company completed an underwritten public offering (the October 2023 Public Offering), whereby the Company offered and sold, for gross proceeds of approximately $100 million, a total of 15,010,810 shares of the Company's common stock and a total of 3,577,240 pre-funded warrants to purchase up to 3,577,240 shares of common stock (the Pre-Funded Warrants). Each share of common stock and each Pre-Funded Warrant was issued together with a ratably allocated portion of warrants to purchase up to 9,294,022 shares of common stock with an exercise price of $5.38 per share (the T1 Warrants) and warrants to purchase 11,265,086 shares of common stock with an exercise price of $8.877 per share (the T2 Warrants). The net proceeds to the Company from the October 2023 Public Offering were approximately $93.5 million, after deducting related expenses, including commissions, legal expenses and other offering costs.

The Pre-Funded Warrants, T1 Warrants and T2 Warrants (collectively, the Warrants) are fully exercisable, only at the option of the holder. Holders may also exercise the T1 Warrants and T2 Warrants for Pre-Funded Warrants at their option. The Company may not effect the exercise of any Warrants, and a holder will not be entitled to exercise any portion of any of the Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such Warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not to exceed 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon at least 61 days’ prior notice from the holder to the Company subject to the terms of the respective Warrant agreement.
The Company evaluated the terms of the Warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. The Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the other equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return.
Open Market Sale Agreement
In May 2021, the Company entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program under which the Company was permitted, at the Company's option, to offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $175 million. As of June 30, 2026, shares of common stock with an aggregate offering price of approximately $139.5 million remained available for offer and sale under the Sales Agreement.

During the three months ended June 30, 2026, the Company sold 1,580,176 shares of the Company's common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $0.9 million after sales agent commissions. During the three months ended June 30, 2025, the Company sold 190,067 shares under the Sales Agreement, resulting in net cash proceeds of approximately $0.4 million after sales agent commissions. The Company pays Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
Common Stock Warrants
At June 30, 2026, the following common stock warrants were outstanding:

Number of Common Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
9,294,022	$5.380	8/29/2026
11,265,086	$8.877	10/4/2028

The weighted average exercise price of all outstanding warrants at June 30, 2026 is $7.30 per share. No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants are exercisable by the holders only by payment in cash of the stated exercise price per share, except the T2 Warrants issued in connection with the October 2023 Public Offering, which may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price.

	Three Months Ended June 30,
	2026		2025
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	23,347,728	$6.42	23,360,080	$6.43
Issued	—	—	—	—
Exercised	(2,788,620)	0.001	—	—
Expired	—	$—	—	$—
Outstanding, end of period	20,559,108	$7.30	23,360,080	$6.43

In June 2026, Pre-Funded Warrants to purchase 2,788,620 shares of common stock with an exercise price of $0.001 per share were exercised resulting in the issuance of 2,788,620 shares of common stock.
6. Stock-Based Compensation
A summary of the Company's stock option activity for the period ended June 30, 2026 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2026	4,457,368	$7.78	7.8	$—
Granted	990,600	$0.55
Exercised	—	$—
Forfeited	(198,719)	$10.05
Expired	—	$—
Outstanding at June 30, 2026	5,249,249	$6.33	8.1	$—
Exercisable at June 30, 2026	2,560,518	$10.91	6.6	$—
Vested and expected to vest as of June 30, 2026	5,249,249	$6.33	8.1	$—
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

Three Months Ended June 30,
	2026	2025
Risk-free interest rate	4.01% - 4.36%	3.88% - 4.14%
Expected term (years)	5.63 - 6.08	5.15 - 6.40
Expected stock price volatility	161.55% - 165.46%	155.80% - 164.70%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Research and development expense	$435	$386
General and administrative expense	556	530
Total stock-based compensation expense	$991	$916
The weighted-average grant date fair value of options granted during the three months ended June 30, 2026 and 2025 was $0.52 and $1.87 per share, respectively. No options were exercised during the three months ended June 30, 2026 and 2025. As of June 30, 2026, total compensation cost not yet recognized related to unvested stock options was $4.8 million, which is expected to be recognized over a weighted-average period of 1.7 years.
As an inducement to accepting new employment with the Company, upon approval by the Board or an authorized committee thereof, the Company has granted options to purchase shares of common stock in accordance with Nasdaq Listing Rule 5635(c)(4). To date, all options to purchase shares of common stock granted as inducement awards were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as those granted from the 2019 Omnibus Equity Incentive Plan. During the three months ended June 30, 2026, the Company granted an option to purchase an aggregate of 150,000 options to purchase shares of common stock as an inducement to employment for newly hired executive officers.
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
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2026	2025
Outstanding options to purchase common stock	5,249,249	4,725,164
Outstanding warrants to purchase common stock	20,559,108	20,571,460
Total	25,808,357	25,296,624
8. Sublicensing and Collaborative Agreements
The following table presents changes in contract assets and liabilities during the three months ended June 30, 2026. Contract acquisition costs are included as a component of other assets on the Company's condensed consolidated balance sheets.

	Balance at March 31, 2026	Additions	Deductions	Balance at June 30, 2026
Contract assets:
Deferred contract acquisition costs	$56	$—	$(19)	$37
Contract liabilities:
Deferred revenue	$1,710	$—	$(1,476)	$234

AffaMed Agreement
In June 2020, the Company entered into a license and collaboration agreement (the AffaMed Agreement) with EverInsight Therapeutics Inc., a company incorporated under the laws of the British Virgin Islands, now AffaMed Therapeutics, Inc. (AffaMed), pursuant to which the Company granted AffaMed an exclusive license to develop and commercialize fasedienol for social anxiety disorder (SAD) and potentially other anxiety-related disorders in Greater China, South Korea and Southeast Asia (which includes Indonesia, Malaysia, Philippines, Thailand and Vietnam) (collectively, the Territory). The Company retains exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.
The Company is responsible for pursuing clinical development and regulatory submissions of fasedienol for acute treatment of anxiety in adults with SAD, and potentially other anxiety-related indications, in the United States on a ‘‘best efforts’’ basis, with no guarantee of success. If conducted, AffaMed may participate in a Phase 3 global clinical trial of fasedienol and would assume all direct costs and expenses of conducting such clinical trial in the Territory and a portion of the indirect costs of a global trial in which they participate. The Company will transfer all development data (nonclinical and clinical data) and the Company's regulatory documentation related to fasedienol throughout the term as it is developed or generated or otherwise comes into its control. The Company will grant to AffaMed a Right of Reference to its regulatory documentation and its development data, but retain exclusive development and commercialization rights for fasedienol in the U.S. and throughout the rest of the world outside the Territory.
Under the terms of the AffaMed Agreement, AffaMed paid to the Company a non-refundable upfront license payment of $5.0 million in August 2020. Additionally, upon successful development and commercialization of fasedienol in the Territory, the Company is eligible to receive milestone payments of up to $172.0 million. Further, the Company is eligible to receive royalty payments on a country-by-country basis on net sales for the later of ten years or the expiration of market or regulatory exclusivity in the jurisdiction, except that payments will be reduced on a country-by-country basis in the event there is no market exclusivity in the period. Royalty payments may also be reduced if there is a generic competitive product in the Territory in the period.
The Company has determined that it has one combined performance obligation for the license to develop and commercialize fasedienol in the Territory and related development and regulatory services. In addition, AffaMed has an option that, if exercised by AffaMed, could create manufacturing obligations for the Company during development upon exercise. This option for manufacturing services was evaluated and determined not to include a material right.
Development and commercialization milestones were not considered probable at inception and therefore were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to a royalty constraint.
The Company recognizes revenue as the combined performance obligation is satisfied over time using an input method. Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the AffaMed Agreement and the period over which the Company expects to complete its performance obligation. The performance period or measure of progress was estimated at the inception of the AffaMed Agreement and is re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which the Company recognizes revenue.
As of June 30, 2026 and March 31, 2026, the Company had short-term deferred revenue of $0.2 million and $0.4 million, respectively, and no long-term deferred revenue related to the AffaMed Agreement. During the three months ended June 30, 2026, the Company recognized revenue of $0.2 million, as compared to $0.2 million during the three months ended June 30, 2025, under the AffaMed Agreement, which was included in the deferred revenue balance at the beginning of each period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
Fuji Pharma Agreement
On September 1, 2023, the Company entered into an Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. (Fuji Pharma), a Tokyo Stock Exchange-listed, Japan-based pharmaceutical company with a significant research, development, and commercial focus on pharmacological therapies for women’s health conditions. Pursuant to the terms and conditions of the Negotiation Agreement, the Company agreed, for a limited period of time, to negotiate exclusively with Fuji Pharma for a potential exclusive license agreement to develop and commercialize refisolone (formerly PH80) in Japan. Refisolone, the Company's clinical-stage pherine product candidate focused on women's health conditions, primarily the treatment of vasomotor symptoms (hot flashes) associated with menopause (the Potential

Definitive Agreement). The Negotiation Agreement provides for an exclusive negotiation period beginning on the date of formal written notice being received by Fuji Pharma that the Company has selected a contract development and manufacturing organization to conduct preclinical toxicology studies for refisolone (the Payment Event), and terminating on the later to occur of (i) fourteen (14) months from the date of the Payment Event or (ii) ninety (90) days from the date that the U.S. Food and Drug Administration (FDA) accepts the Company's refisolone Investigational New Drug (IND) application for clinical development of refisolone in the U.S. for the treatment of vasomotor symptoms (hot flashes) due to menopause (the Exclusive Negotiation Period).
As consideration for the Exclusive Negotiation Period, Fuji Pharma agreed to make a payment to the Company of $1.5 million (Purchase Price), payable upon occurrence of the Payment Event. The Payment Event occurred in October 2023, and the Company received payment of the Purchase Price in full in November 2023. The Purchase Price is non-refundable, except upon a material breach of the Negotiation Agreement by the Company; however, should the Company and Fuji Pharma enter into the Potential Definitive Agreement, the Purchase Price will be credited against any upfront fee due in connection with the execution of such Potential Definitive Agreement. Neither the Company nor Fuji Pharma is obligated to enter into the Potential Definitive Agreement, and if the Company and Fuji Pharma have not entered into the Potential Definitive Agreement on or before the end of the Exclusive Negotiation Period, either the Company or Fuji Pharma may terminate any further negotiations.
As of June 30, 2026 and March 31, 2026, the Company had $0 and $1.3 million short term deferred revenue on the condensed consolidated balance sheets. During the three months ended June 30, 2026 and 2025, the Company recognized $1.3 million and $0 of revenue under the Negotiation Agreement. The Company's performance obligation under the Negotiation Agreement was fully satisfied upon termination of the Exclusive Negotiation Period, no transaction price remains allocated to unsatisfied performance obligations, and the Company expects no further revenue under the Negotiation Agreement.
9. Related Party Transactions
In August 2023, in connection with his retirement, the Company entered into a consulting agreement, as subsequently amended, with the Company's former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of the Company's new Chief Financial Officer. The agreement currently expires December 31, 2026. During the three months ended June 30, 2026 and 2025, the Company recorded expense under the consulting agreement of $30,000 in each period.
10. Commitments and Contingencies
From time to time, the Company may be party to litigation, arbitration or other legal proceedings in the course of its business, such as (i) the civil action filed against the Company and its Board of Directors, certain of its executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders seeking compensatory and punitive damages, as well as fees and costs, which case was recently dismissed by the Court, with prejudice, (ii) the stockholder derivative action filed by the same purported stockholders in the District of Nevada (Case No. 2:26-cv-01128) on April 10, 2026, (iii) the putative class action filed in the Northern District of California (Case No. 3:26-cv-00427) on January 15, 2026, and (iv) the stockholder derivative actions filed in the Northern District of California (Case Nos. 4:26-cv-02656 and 3:26-cv-04480) on March 26, 2026 and May 13, 2026, respectively. The Company believes all allegations in these legal proceedings are wholly without merit, and intends to vigorously defend itself.

The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. If the Company was unable to prevail in any such legal proceedings, the Company's business, results of operations, liquidity, and financial condition could be adversely affected.
11. Segment Information
The Company operates as one operating segment, which includes all activities related to the discovery and development of its clinical and preclinical product candidates, for the purposes of assessing performance, making operating decisions, and allocating resources. The Company's chief operating decision maker (CODM) is its President and Chief Executive Officer.

The CODM regularly reviews total operating expenses, disaggregated into research and development expense and general and administrative expense, against budget and prior periods. The CODM also monitors cash, cash equivalents, and marketable securities and internal cash forecasts to assess the sufficiency of cash resources to support the Company's research and development activities. The categories of significant expenses regularly provided to the CODM are reflected in the condensed consolidated statements of operations and comprehensive loss. Other segment items included in net loss consist of interest income, net, and other income (expense).

There has been no change in the basis of segmentation or in the measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Total assets for the reportable segment are reported on the condensed consolidated balance sheets.

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
•the format, objectives, strategy, likelihood of success, and cost of our preclinical studies and clinical trials and other product development activities, including the design of our preclinical studies and clinical trials and/or our ability to replicate past clinical trial results;
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
•the effect of adverse market or macroeconomic conditions, including, among others, tariffs, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, reduced staffing at the Company or at the FDA or other government regulatory agencies, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•other risks and uncertainties, including those listed under Part II, Item 1A of this Quarterly Report titled “Risk Factors.”
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
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to in this Quarterly Report have been filed as exhibits to this Quarterly Report. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Vistagen,” “the Company,” “we,” “us,” “our,” and similar designations refer to Vistagen Therapeutics, Inc., a Nevada corporation, and where appropriate, our consolidated subsidiaries.
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
Business Overview
We are a late clinical-stage biopharmaceutical company focused on leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of rapid-onset neurocircuitry-focused intranasal product candidates called pherines. Our pherine product candidates are designed to achieve therapeutic benefits without requiring absorption into the blood or uptake into the brain, giving them the potential to be a safer alternative to other pharmacological options, if successfully developed and approved. Our most advanced intranasal pherine product candidates are fasedienol for the acute treatment of social anxiety disorder, itruvone for treatment of major depressive disorder, and refisolone for treatment of vasomotor symptoms (hot flashes) due to menopause.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet patient needs and delivering long-term value to our stockholders.

Recent Developments

Fasedienol PALISADE-3 Open Label Extension

In May 2026, we announced preliminary data from the ongoing real-world open label extension (OLE) portion of our PALISADE-3 Phase 3 clinical trial. Based on an analysis of subjects who elected to participate in the OLE portion of PALISADE-3 (n=341 subjects), as of the May 8, 2026, data cutoff date, administration of 3.2 µg of fasedienol, taken as needed up to six times per day in real-world, anxiety-provoking situations in daily life for up to 12 months, was observed to be well-tolerated, with no new drug-related safety findings or trends identified. Preliminary exploratory efficacy data over the first four months of treatment in the OLE portion of PALISADE-3 showed improvement over time on both the clinician-administered Liebowitz Social Anxiety Scale (LSAS), which is a 24-item instrument used by clinical researchers to measure fear, anxiety, and avoidance of social and performance situations to assess the severity of social anxiety disorder, and the Social Phobia Inventory (SPIN). Because the OLE portion of PALISADE-3 was open-label and uncontrolled, these exploratory efficacy observations were not based on a comparison to placebo and should be interpreted with caution. We believe the preliminary safety and exploratory efficacy results of the PALISADE-3 OLE are generally consistent with the safety and efficacy results previously reported in the fasedienol open label, real-world Long-Term Safety Study completed in conjunction with our PALISADE-1 and PALISADE-2 Phase 3 trials, and in a prior randomized, double-blind, placebo-controlled multiple-dose Phase 2 crossover study of fasedienol, conducted in an outpatient environment involving anxiety-provoking social and performance situations in daily life.

Fasedienol PALISADE-4 Phase 3 Clinical Trial

In June 2026, we announced topline and post-hoc data from the randomized portion of PALISADE-4, our U.S. multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol in reducing anxiety symptoms in adults with social anxiety disorder during a simulated anxiety-provoking public speaking challenge with the Subjective Units of Distress Scale (SUDS) as the primary endpoint. In the overall trial population (n=238), fasedienol did not achieve its primary endpoint, as measured by the least squares (LS) mean change from baseline on the SUDS score for fasedienol (-9.5+/-1.7 standard error (SE)) compared with placebo (-11.4+/-1.7 SE), with a difference in the LS means of 1.9 (p=0.427). There was no treatment difference between fasedienol and placebo for the secondary endpoints. In a post-hoc analysis of a subpopulation of patients with very severe social anxiety defined by a baseline score at screening of 95 or greater on the LSAS (n=123)(1), fasedienol was nominally statistically significant as measured by the LS mean change from baseline on the SUDS score for fasedienol (-12.8+/-3.4 SE) compared with placebo (-3.7 +/-3.4 SE), with a difference in the LS means of -9.1 (p=0.036). Favorable safety and tolerability data of fasedienol were consistent with previous placebo-controlled clinical trials.

(1)
The post-hoc analysis for the very severe social anxiety disorder subpopulation (defined by LSAS ≥95) excludes data from one site (n=15) for irregularities documented and communicated before database lock that led to site disqualification from the trial. The post-hoc analysis also excluded data to account for public speaking challenge (PSC) ceiling and placebo effects: 1) subjects who had SUDS scores > 90 at visit 2 or visit 3 at baseline could not be provoked effectively by the PSC to have higher SUDS scores for the experiment to work effectively (SUDS scale is from 0-100 with above 90 being extreme anxiety) (n=5); and 2) subjects who had SUDS score improvement higher than 20 from baseline at visit 2 (the placebo run-in) either were placebo responders or could not be provoked effectively by the PSC (n=1).

Fasedienol Aggregate Safety Data

In June 2026, we also announced that we achieved the minimum fasedienol patient exposures as recommended under International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) E1, the international regulatory standard governing safety database exposure recommendations for drugs intended for long-term treatment (chronic or repeated intermittent use for longer than 6 months) of non-life-threatening conditions. As of May 31, 2026, we estimate that the fasedienol clinical development program now exceeds ICH E1 minimum recommendations with over 1,500 subjects receiving at least a single exposure to fasedienol, over 300 subjects with at least 6-months of exposure, and over 100 subjects with at least 12 months of exposure. The 6-month and 12-month exposure numbers represent our estimate of the number of subjects who have completed the 6-month and 12-month visits in the fasedienol open-label safety studies as of May 31, 2026.

In July 2026, we closed the open label extension portion of PALISADE-3 and PALISADE-4. We expect to close the open label portion of the Repeat Dose Study in August 2026.

Although we believe the minimum ICH E1 recommendations have been met, we have not yet aligned with the FDA on the specific patient exposure requirements to support a potential fasedienol NDA submission.

Fasedienol Exploratory Phase 2 Repeat Dose Study

In August 2026, we announced topline results from the randomized portion of our repeat dose study of fasedienol, a three-arm, U.S. multicenter, randomized, double-blind, placebo controlled exploratory Phase 2 clinical study (N=61), which included an open label extension, designed to assess the efficacy, safety, and tolerability of two 3.2 µg doses of fasedienol administered ten minutes apart compared with a single 3.2 µg dose and placebo, for the acute treatment of anxiety induced by a public speaking challenge. The study was not designed to demonstrate statistically significant differences between the treatment groups.

The exploratory Phase 2 study met its safety objective, demonstrating that a second dose of fasedienol administered within ten minutes of the first dose produced safety and tolerability data comparable to single-dose administration, with no new safety findings and overall safety findings consistent with previous clinical studies. In addition, both active treatment arms in the primary endpoint analysis, the LS mean change in SUDS score from Visit 2 (baseline speech, V2) to Visit 3 (randomized speech, V3), showed numerical separation from placebo in LS mean SUDS change from V2 to V3, although the differences between treatment groups and placebo were not statistically significant (p=0.2). In the prespecified analysis of patients with very severe social anxiety disorder as defined by a baseline LSAS score of ≥ 95, fasedienol showed nominally statistically significant responses for the single dose arm compared with placebo (p=0.05) and as pooled (p=0.04). These findings in the very severe group of patients defined by LSAS ≥95 are consistent with results previously observed in this subpopulation in the randomized portion of PALISADE-4 (p=0.036).

Fasedienol for the Acute Treatment of Social Anxiety Disorder

In June 2026, the U.S. Food and Drug Administration published a revised draft guidance titled Demonstrating Substantial Evidence of Effectiveness for Human Drug and Biological Products. The revised draft guidance describes certain factors FDA will consider in assessing whether one adequate and well-controlled trial plus confirmatory evidence is sufficient for demonstrating substantial evidence of effectiveness. Informed by this revised draft guidance, we are preparing to meet with the FDA to discuss a potential registrational pathway for fasedienol for the acute treatment of social anxiety disorder supported by a single, future multi-dose Phase 3 trial with the LSAS as the primary endpoint, as well as confirmatory evidence from completed Phase 1, 2 and 3 studies of fasedienol, including our positive PALISADE-2 Phase 3 trial, and what we believe to be sufficient aggregate safety data.

Our Product Candidates
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

Fasedienol for the Acute Treatment of Social Anxiety Disorder

Fasedienol, our most advanced neurocircuitry-focused pherine product candidate, is in U.S. Phase 3 clinical development for the acute treatment of anxiety in adults with SAD. Fasedienol's proposed MOA is fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol is proposed to modulate the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of SAD. Fasedienol is pharmacologically active without requiring apparent systemic absorption or uptake into the brain to achieve its rapid-onset anxiolytic effects. Fasedienol also has no observed binding on certain cellular receptors isolated from the brain that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) which are activated by certain other pharmaceutical compounds used for neuropsychiatric and neurological disorders. Unlike benzodiazepines, data showed that fasedienol has no observed potentiation of GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused proposed MOA, Vistagen believes fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with social anxiety disorder on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

Fasedienol's PALISADE Program
Fasedienol is in Phase 3 development for the acute treatment of SAD and has received fast track designation from the FDA for development for that indication. It is designed to reduce the wave of anxiety usually experienced by SAD patients before engaging in (and during) a feared and anxiety-provoking social or performance situation. While there are approved treatments for SAD, none is approved for the acute treatment of SAD on an as-needed basis in connection with an anxiety-provoking social or performance-based event. We have designed fasedienol nasal spray with the goal of creating a product candidate with a rapid-onset, non-systemic proposed mechanism of action (MOA) and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA for the treatment of SAD.

To date, our PALISADE Program includes four Phase 3 clinical trials, PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4, and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). These clinical trials were randomized, double-blind, placebo-controlled, U.S. multi-center studies designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a five-minute, simulated, anxiety-provoking public speaking challenge conducted in a clinical setting. The primary efficacy endpoint in each trial was the LS mean change from baseline on the patient-rated SUDS score for fasedienol compared with placebo. PALISADE-1, PALISADE-3, and PALISADE-4 did not achieve the primary and secondary endpoints. The Repeat Dose Study, which was not designed to demonstrate statistically significant differences between the treatment groups, also did not achieve its primary and secondary endpoints.

After receipt of negative top-line results from PALISADE-1 during the COVID-19 pandemic, we terminated PALISADE-2 prior to completion (after enrolling 141 patients out of a planned 208) and analyzed the data from the 141 enrolled subjects. In August 2023, we announced that PALISADE-2 achieved its primary efficacy endpoint, as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo, as well as its secondary endpoints. In PALISADE-4, in a post-hoc analysis of a subpopulation of patients with very severe social anxiety defined by a baseline score at screening of 95 or greater on the LSAS (n=123), fasedienol was nominally statistically significant as measured by the LS mean change from baseline on the SUDS score for fasedienol (-12.8+/-3.4 SE) compared with placebo (-3.7 +/-3.4

SE), with a difference in the LS mean of -9.1 (p=0.036). Additionally, in the Repeat Dose Study, in the prespecified analysis of patients with very severe social anxiety disorder, fasedienol showed nominally statistically significant responses for the single dose arm compared with placebo (p=0.05) and as pooled (p=0.04), consistent with results previously observed in this subpopulation in the randomized portion of PALISADE-4.

Safety data for fasedienol have been consistently favorable across all placebo-controlled clinical trials and open label clinical studies completed to date.

We believe fasedienol has the potential to be the first FDA-approved acute treatment of SAD in adults and may provide significant advantages relative to the current suboptimal standard of care for this highly prevalent and serious mental health disorder.

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

In a randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of refisolone conducted in Mexico and designed to explore the efficacy, safety, and tolerability of intranasal administration of refisolone for the management of menopausal hot flashes in women, refisolone produced a statistically significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment (p=<0.001), and the improvement was maintained through each treatment week until the end of the four consecutive week treatment period. Refisolone was well-tolerated with no treatment-related serious adverse events (SAEs) reported, and the adverse event profiles were comparable between refisolone and placebo. No subject discontinued participation in the study as a result of adverse events.

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

Based on observations and findings from preclinical, animal model, and human clinical studies, we believe AV-101 has the potential to become an oral treatment alternative for certain neuroscience disorders involving the NMDAR, including potentially levodopa-induced dyskinesia (LID) and neuropathic pain (NP). We do not anticipate further development and commercialization of AV-101 on our own. We are currently assessing whether there is a path forward for potential third-party collaborative manufacturing, development and commercialization of AV-101 for one or more neurological disorders involving the NMDAR.

The FDA has granted fast track designation for the investigation of AV-101 for the treatment of NP and for the adjunctive treatment of MDD.
Subsidiaries
Our wholly-owned subsidiaries consist of Pherin Pharmaceuticals, Inc., a Delaware corporation (Pherin), and Vistastem, Inc., a California corporation founded in 1998 (Vistastem).
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
At June 30, 2026, we had an accumulated deficit of approximately $490.3 million. Our net loss for the year ended March 31, 2026 (Fiscal 2026) and the year ended March 31, 2025 (Fiscal 2025) was approximately $69.7 million and $51.4 million, respectively. We incurred a net loss of approximately $13.0 million and $15.1 million for the three months ended June 30, 2026 and 2025, respectively. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, refisolone and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and fund our strategic business plans.
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

•adverse effects on the financial markets, the global economy, the supply chain and our expenses due to pandemics or other epidemic diseases, geopolitical instability, government shutdowns and reductions in force, inflation, rising interest rates, government tariffs and other factors; and

•the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations for the Three Months Ended June 30, 2026
The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenues:
Sublicense and other revenue	$1,476	$244
Total revenues	1,476	244
Operating expenses:
Research and development	10,906	11,678
General and administrative	3,918	4,370
Total operating expenses	14,824	16,048
Loss from operations	(13,348)	(15,804)
Other income, net:
Interest income, net	319	711
Other income	(1)	(2)
Loss before income taxes	(13,030)	(15,095)
Income taxes	—	—
Net loss	$(13,030)	$(15,095)
Revenue
We recognized $1.5 million in sublicense and other revenue for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025. The increase was primarily attributable to the recognition of $1.3 million of revenue under the Negotiation Agreement with Fuji Pharma upon satisfaction of the related performance obligation following the expiration of the Exclusive Negotiation Period in June 2026. No deferred revenue remains under that agreement. We expect to recognize the remaining deferred revenue under the AffaMed Agreement of $0.2 million during the remainder of the fiscal year ending March 31, 2027.
Accordingly, absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue in future periods to be substantially lower than the amount recognized in the current period.

Research and Development Expense
The following table summarizes our research and development expense for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Clinical and nonclinical studies and development expense by program
Fasedienol	$6,803	$7,771
All other	195	261
Total clinical and nonclinical studies and development expense	6,998	8,032
Salaries and benefits	2,630	2,389
Stock-based compensation	435	386
Consulting and professional services	480	460
Occupancy and all other costs	363	411
Total research and development expense	$10,906	$11,678
Research and development expense was $10.9 million for the three months ended June 30, 2026, as compared to $11.7 million for the three months ended June 30, 2025.
The decrease of $0.8 million in research and development expense for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to a decrease in clinical development expense of $1.0 million related to our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD, and an increase of $0.2 million in connection with increased headcount and retention bonuses.
During the quarter ended December 31, 2025, we began realizing a decrease in research and development expenses as a result of cash preservation measures implemented following the announcement of top-line results from our PALISADE-3 clinical trial. We expect research and development expenses to continue to decrease in future periods as a result of these cash preservation measures and the conclusion of our current Phase 3 PALISADE-4 trial and Repeat Dose Study. Future research and development expenses will be dependent on feedback from FDA regarding a potential registrational pathway for fasedienol for the acute treatment of SAD supported by a single, future multi-dose Phase 3 trial with the LSAS as the primary endpoint, as well as confirmatory evidence from the PALISADE program and aggregate safety data collected to date. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of any pherine product candidates we are developing or may develop. A change in the outcome of any number of variables could significantly alter the costs and timing associated with the development of any of our pherine product candidates.
General and Administrative Expense
General and administrative expense was $3.9 million for the three months ended June 30, 2026, as compared to $4.4 million for the three months ended June 30, 2025.
The decrease of $0.5 million in general and administrative expense for the three months ended June 30, 2026, as compared to the same period in 2025, reflects a $0.2 million decrease in personnel costs driven by reduced headcount following our March 2026 reduction in force, together with decreases of $0.2 million in consulting and professional fees and $0.1 million in insurance, occupancy and other costs.
We expect general and administrative expenses to remain at current levels as a result of our cash preservation measures after the results of PALISADE-3, and our March 2026 reduction in force. Future general and administrative expenses will be dependent on feedback from FDA regarding the potential registrational pathway for fasedienol for the acute treatment of SAD described in the preceding section.
Other Income
Interest income, net, decreased for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to a decrease in amounts invested in interest bearing securities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date we have financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $372.2 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, consideration for our acquisition of Pherin Pharmaceuticals, Inc. in February 2023 (the Pherin Acquisition), and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In addition, we received net proceeds of approximately $93.5 million from an underwritten public offering of our securities in October 2023 (October 2023 Public Offering), and $1.5 million in connection with the execution of the Negotiation Agreement with Fuji Pharma Co., Ltd. in September 2023.
In May 2021, we entered into an Open Market Sale Agreement, as amended, (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program, under which we were permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $175 million. During the three months ended June 30, 2026, we sold an aggregate of 1,580,176 shares under the Sales Agreement, for net proceeds of $0.9 million. During the three months ended June 30, 2025, we sold an aggregate of 190,067 shares under the Sales Agreement, for net proceeds of $0.4 million.
As of June 30, 2026, we had cash, cash equivalents, and marketable securities of approximately $31.7 million. As of August 14, 2026, the issuance date of the condensed consolidated financial statements in this Quarterly Report as of and for the three months ended June 30, 2026, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of the condensed consolidated financial statements in this Report and therefore we concluded that substantial doubt exists about our ability to continue as a going concern.
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
There can be no assurance that future financings will be available to us in sufficient amounts, in a timely manner, or on terms acceptable to us, if at all, or that any current or future development and commercialization collaborations will generate revenue from future potential milestone payments or otherwise. Further, on August 4, 2026, the Company received a notification (the Extension Notice) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) granting the Company an additional 180 calendar day compliance period, until February 1, 2027 (the Extension Period), to regain compliance with the requirement that the Company's common stock maintain a minimum closing bid price of $1.00 per share for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Price Requirement).

The Extension Notice has no immediate effect on the listing of the Company's common stock, which continues to be listed and traded on the Nasdaq Capital Market, subject to the Company's compliance with the other listing requirements of

Nasdaq. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Extension Period.
Cash Flows
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(14,707)	$(18,846)
Net cash used in investing activities	—	(788)
Net cash provided by financing activities	909	1,488
Net increase (decrease) in cash and cash equivalents	(13,798)	(18,146)
Cash and cash equivalents at beginning of period	30,789	67,131
Cash and cash equivalents at end of period	$16,991	$48,985
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2026 was $14.7 million, consisting primarily of our net loss of $13.0 million, adjusted for $1.1 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $2.7 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended June 30, 2025 was $18.8 million, consisting primarily of our net loss of $15.1 million, adjusted for $1.0 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $4.7 million in net changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended June 30, 2026 were cash flow neutral for the three months ended June 30, 2026, as $5.6 million of marketable securities purchases were offset by an equal amount of sales and maturities.
Net cash used in investing activities for the three months ended June 30, 2025 was $0.8 million, consisting of purchases of marketable securities and property and equipment, partially offset by the sale and maturity of marketable securities.
Financing Activities
Net cash provided by financing activities during the three months ended June 30, 2026 was $0.9 million, consisting primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement.

Net cash provided by financing activities during the three months ended June 30, 2025 was $1.5 million, consisting primarily of net proceeds from the sale of common stock in at-the-market transactions under the Sales Agreement of $0.4 million, and proceeds from the issued note payable related to the insurance premium financing arrangement of $1.0 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended June 30, 2026, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 15, 2026 (the Annual Report).
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended June 30, 2026, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Cesario et al. v. Vistagen Therapeutics, Inc. et al. (Northern District of California). On February 13, 2025, John Cesario and David Preka (the Cesario Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Cesario Plaintiffs filed an amended complaint on March 10, 2025 (the First Amended Complaint). On September 3, 2025, the Company filed a motion to dismiss the First Amended Complaint. On October 9, 2025, the Court granted the Cesario Plaintiffs leave to amend the First Amended Complaint, and on November 3, 2025, the Cesario Plaintiffs filed a proposed second amended complaint (the Second Amended Complaint). On December 4, 2025, the Court granted the Cesario Plaintiffs leave to file the Second Amended Complaint, and the Second Amended Complaint was filed with the Court on the same day. The Court also denied the Company’s motion to dismiss the First Amended Complaint as moot at the same time. On December 24, 2025, the Company filed a motion to dismiss the Second Amended Complaint. The Cesario Plaintiffs also purported to serve one of the Individual Defendants, Jon Saxe, who filed a motion to dismiss the Second Amended Complaint at the Court’s instruction on February 22, 2026. On June 15, 2026, the Cesario Plaintiffs filed a motion to dismiss all unserved defendants, leaving only the Company and Mr. Saxe as defendants in the case. A hearing on the Company and Mr. Saxe’s motions to dismiss the Second Amended Complaint was held on July 14, 2026, at which time the Cesario Plaintiffs made an oral motion to dismiss Mr. Saxe without prejudice. On August 12, 2026, the Court issued an order on the motion to dismiss which dismissed the action with prejudice.

The Cesario Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The operative complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, along with other causes of action. The Cesario Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. The Complaint also alleges that the Board, certain of the Company’s professional and financial advisors, and industry analysts aided and abetted the alleged wrongful conduct. The Company believes the claims asserted in the Complaint are wholly without merit, and intends to defend them vigorously.

Cesario et al. v. Vistagen Therapeutics, Inc. et al. (District of Nevada). On April 10, 2026, the Cesario Plaintiffs filed a stockholder derivative action, pro se, in the District of Nevada (Case No. 2:26-cv-01128) against the Company, and certain current and former Board members, executive officers, Company employees and an advisor (the Cesario Derivative Complaint). On May 5, 2026, the Cesario Plaintiffs filed an amended derivative complaint (the Amended Cesario Derivative Complaint). The Cesario Plaintiffs purport to be Company stockholders, and the allegations are primarily the same as those made in the Second Amended Complaint. On July 29, 2026, the Company filed a motion for a bond in accordance with Nevada Revised Statutes section 41.520, requesting that the Court require the Cesario Plaintiffs to post a $100,000 bond as security to cover the Company’s reasonably probable defense costs, including attorney’s fees, before being allowed to proceed with the action.

Securities Class Action Lawsuit and Derivative Actions in the Northern District of California. On January 15, 2026, a putative class action complaint (the Class Action Complaint) was filed by alleged stockholder Dan Eller against the Company, Shawn Singh, and Joshua Prince(the Class Action Defendants) in the United States District Court for the Northern District of California, captioned Eller v. Vistagen Therapeutics, Inc. et al. (Case No. 3:26-cv-00427) (the Class Action). The Class Action Complaint alleges that the Class Action Defendants disseminated false and misleading statements and/or concealed material adverse facts concerning the Company’s PALISADE-3 Phase 3 clinical trial. The Class Action Complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 16, 2026, the Court appointed Eric Weinberger as the lead plaintiff (“Lead Plaintiff”). Lead Plaintiff filed an amended complaint on June 16, 2026, purporting to represent a putative class of stockholders who purchased or otherwise acquired Company securities between April 1, 2024 and December 16, 2025, both dates inclusive, and seeking unspecified damages. The Company is obligated to respond by August 18, 2026.

The Company believes the claims asserted in the Class Action Complaint are wholly without merit, and intends to defend them vigorously.

Two stockholder derivative actions were filed against the Company, as nominal defendant, and certain of the Company's current and former officers and directors, in the United States District Court for the Northern District of California, captioned Do v. Singh et al. (Case No. 4:26-cv-02656) (the Do Derivative Complaint), on March 26, 2026, and Strekal v. Singh et al. (Case No. 3:26-cv-04480), on May 13, 2026 (the Strekal Derivative Complaint and, together with the Do Derivative Complaint, the Derivative Complaints). The plaintiffs in both Derivative Complaints purport to be current Company stockholders, and the allegations are primarily the same as those made in the Class Action Complaint. Motions to relate the Derivative Actions to the Class Action were granted on July 13, 2026, and July 2, 2026, respectively, and a stipulation consolidating the Derivative Actions and staying the consolidated Derivative Actions pending resolution of the Class Action was filed with the Court on July 13, 2026. The Court issued an order granting the stipulation, consolidating the Derivative Actions, and staying the consolidated Derivative Action pending resolution of the Class Action on July 30, 2026.

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

•we depend heavily on the success of fasedienol and, to a lesser extent, our other pherine product candidates, and we cannot be certain that ongoing or future clinical trials will produce successful results or that we will be able to obtain regulatory approval for fasedienol or any of our current or future product candidates;

•failures of ongoing or future nonclinical or clinical trials of our product candidates, such as our PALISADE-1, PALISADE-3 and PALISADE-4 clinical trials, or material delays in the completion and/or commencement of our ongoing or planned nonclinical or clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

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

To date, as an organization, we have not completed the development of any of our product candidates, including fasedienol, our most advanced product candidate. Our future success and ability to generate revenue from fasedienol or any other of our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

Our nonclinical and clinical programs have experienced delays and may experience additional delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business. We do not have the financial resources to continue development of or commercialize our product candidates. Moreover, we may experience issues that further delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $69.7 million and $51.4 million for the years ended March 31, 2026 and 2025, respectively, and we incurred a net loss of $13.0 million during the three months ended June 30, 2026. We expect to continue to incur significant losses for the foreseeable future.

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

We will need substantial capital to execute our business plan, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our research and development programs, personnel, pre-commercialization or commercialization efforts.

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

As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $31.7 million. As of August 14, 2026, the issuance date of the condensed consolidated financial statements as of and for the three months ended June 30, 2026, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements, and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

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

Currently, our neuroscience pipeline consists of five clinical-stage intranasal pherine candidates and AV-101. We seek to maintain a process of prioritization and optimal capital allocation to maintain an appropriate balance between the development of our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications, on our own or with strategic collaborators.

Due to the significant resources required for the development of our pharmaceutical product candidates, we must decide which of our product candidates and indications to pursue and advance, as well as the amount of resources to allocate to each, if any. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for psychiatric, neurological and women's conditions and disorders, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other conditions or disorders that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Nonclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete. All nonclinical studies and clinical trials are inherently uncertain as to outcome. We cannot guarantee that any nonclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, or, if completed, be successful. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates have a beneficial effect, that effect will not be detected throughout the required phase of clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market approval and acceptance of the product candidate at issue.

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

In addition, even if we were to obtain regulatory approval of any of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan for the development and potential approval of our product candidates.

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request or provide feedback to suggest that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, dosing strategy, endpoints and trial designs that we use for our clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we designed the Phase 3 public speaking challenge studies in our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD using a public speaking challenge with SUDS as the primary efficacy endpoint based on FDA communications, the FDA also communicated that additional studies or data are needed to support approval. For example, the Repeat Dose Study was designed to incorporate FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect, but the FDA may ultimately determine that the study or its results are not adequate to support approval. Moreover, we plan to generate additional evidence recommended by the FDA to further characterize the clinical meaningfulness of the duration and magnitude of effect of fasedienol, but there can be no assurance that the design of our completed, ongoing and/or planned clinical trials or other activities to address FDA feedback on the development program will be satisfactory to FDA. or that the FDA will not require us to modify our development plans or clinical trial designs, conduct additional clinical trials, generate additional information. There can also no assurance that evidence generated from the PALISADE program will assist in supporting regulatory approval, particularly given that the FDA has not granted regulatory approval to a drug on the basis of SUDS as a primary efficacy endpoint and the FDA has recommended that we generate additional evidence to support its interpretation of the SUDS endpoint, including the clinical meaningfulness of the duration and magnitude of effect on the SUDS. Even if our ongoing and/or future clinical trials achieve their primary efficacy endpoint, there can be no assurance that the FDA will find them sufficient to support approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the acute treatment of SAD and certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the acute treatment of SAD, itruvone for the treatment of MDD and refisolone for the management of VMS (hot flashes) due to menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

Our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials, including with respect to the dosing regimen utilized in a particular trial or the statistical analysis plan used to analyze trial data;

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

To obtain the regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We have experienced, and may further experience delays in completing our contract manufacturing, clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize the product candidates we develop, including:

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

We are not permitted to market our product candidates in the U.S. until we receive FDA approval of a NDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining FDA approval of a NDA is a complex, lengthy, expensive and uncertain process. The FDA may refuse to permit the submission of our NDA, delay, limit or deny approval of a NDA for many reasons, including, among others:

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

If any of our product candidates are ultimately approved and regulated as controlled substances, we, third-party CDMOs, as well as future distributors, prescribers, and dispensers will be required to comply with additional regulatory requirements which could delay the marketing of our product candidates, and increase the cost and burden of manufacturing, distributing, dispensing, and prescribing our product candidates.

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

If any of our product candidates are regulated as controlled substances, depending on the DEA controlled substance schedule in which the product candidates are placed or that of its foreign counterpart, we, third-party CDMOs, and any future distributors, prescribers, and dispensers of the scheduled product candidates may be subject to significant regulatory requirements, such as registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA or a foreign counterpart of the DEA as the case may be. Moreover, if any of our product candidates are regulated as controlled substances, we and our third-party CDMOs would be subject to initial and periodic DEA inspection. If we or our third-party CDMOs are not able to obtain or maintain any necessary DEA registrations or comparable foreign registrations, we may not be able to commercialize any product candidates that are deemed to be controlled substances or we may need to find alternative CDMOs, which would take time and cause us to incur additional costs, delaying or limiting our commercialization efforts.

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

We believe that a significant number of product candidates are currently under development for certain of the same conditions or disorders we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions or disorders for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Competition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on June 15, 2026, for examples of the competition that our product candidates face.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish sales and marketing capabilities, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any regulatory approval of the product candidate. Any failure or delay in the development of our or a third party collaborator's internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

In March 2026, our Board of Directors approved a reduction of approximately 20% in our workforce, intended to provide disciplined cash management while prioritizing efficient execution of the ongoing clinical studies in our PALISADE Program. As of June 30, 2026, we had 41 full-time employees. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to retain adequate staffing levels or effectively expand our organization by hiring new qualified employees as needed, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Additionally, if any third-party CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we do not and may not ever have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party CDMOs for any reason, we will be required to verify that the new third-party CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party CDMO may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party CDMO or require us to obtain a license from such third-party CDMO in order to have another third party CDMO manufacture our product candidates.

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

Our failure, or the failure of our third-party CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by third-party CDMOs to manufacture our product candidates must be evaluated by the FDA or comparable foreign regulatory authorities in connection with any NDA or other application we may submit. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and similar foreign requirements. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our third-party contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP and similar foreign requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

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

We expect each of our current clinical-stage pherine product candidates, fasedienol, refisolone, itruvone, PH15, and PH284, will be considered drug-device combination products. Third-party CDMOs may not be able to comply with cGMP requirements applicable to drug/device combination products, including applicable provisions of the FDA’s or a comparable foreign regulatory authority’s drug cGMP regulations, device cGMP requirements embodied in the QMSR or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party contract manufacturers, to comply with applicable regulations could result in material adverse effects, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Private health insurers and other third-party payors in the U.S. often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, if approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time whether and to what extent coverage and reimbursement for our product candidates will be available from third-party payors.

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

Changes in regulations, statutes or the interpretation of existing regulations or statutes could impact our business in the future by requiring, for example, (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. The IRA includes several provisions that will impact our business to varying degrees. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as depression. Accordingly, the IRA price-negotiation provisions may have a negative impact on our future revenue and profits. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states. At least one state board is imposing an upper payment limit, although the implementation is subject to ongoing litigation. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for any approved product candidate or the frequency with which any approved product candidate is prescribed or used.

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

Although we own certain issued patents, license others and have patent applications pending relating to our product candidates in the U.S. and selected countries in other markets, we cannot provide any assurances that our pending U.S. and corresponding foreign patent applications will mature into issued patents and, if they do, that any of our patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage.

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

On August 4, 2026, the Company received a notification (the Extension Notice) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) granting the Company an additional 180 calendar day compliance period, until February 1, 2027 (the Extension Period), to regain compliance with the requirement that the Company's common stock maintain a minimum closing bid price of $1.00 per share for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Price Requirement).

As previously disclosed, on February 3, 2026, the Company received a letter from Nasdaq indicating that, based upon the closing bid price of its common stock for the 30 consecutive business day period from December 17, 2025 through February 2, 2026, the Company did not satisfy the Minimum Bid Price Requirement, and that the Company would be afforded a compliance period of 180 calendar days, or until August 3, 2026, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The Company did not regain compliance within that period and advised Nasdaq of its intent to cure the deficiency during the Extension Period.

The Extension Notice has no immediate effect on the listing of the Company's common stock, which continues to be listed and traded on the Nasdaq Capital Market, subject to the Company's compliance with the other listing requirements of Nasdaq. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Extension Period.

If the Company does not regain compliance with the Minimum Bid Price Requirement during the Extension Period, Nasdaq will provide written notification that the Company's common stock is subject to delisting, at which time the Company may appeal the delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standard, or that any such appeal, if pursued, would be successful.

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

The stock market in general, and the Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the Company have filed lawsuits in the United States District Court for the Northern District of California and the District of Nevada against the Company and certain of our executive officers, the members of our Board and certain other parties, claiming, under the U.S. federal securities laws and certain California civil statutes, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. We believe all claims are wholly without merit and intend to vigorously defend all claims. These types of litigation could result in substantial costs and a significant diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, potential settlements, and damages awarded to plaintiffs, if any.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Trading Arrangements
During the period ended June 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement' as defined in Regulation S-K Item 408.
Adoption of Change in Control Severance Plan

On August 11, 2026, upon the recommendation of the Compensation Committee, the Board adopted the Vistagen Therapeutics, Inc. Change in Control Severance Plan (the Plan) to provide severance payments and benefits to Eligible Employees (defined below) of the Company who experience a Qualifying Termination of employment in connection with a Change in Control of the Company, as such terms are defined in the Plan. The Plan is intended to constitute an “employee welfare benefit plan” under the Employee Retirement Income Security Act of 1974, as amended (ERISA). Terms not otherwise defined herein have the meanings assigned to them in the Plan, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending September 30, 2026.

Employees eligible to participate in the Plan (Eligible Employees) are full-time employees of the Company holding one of the organizational titles designated under the Plan, which are grouped into four tiers: Tier 1 (Chief Executive Officer), Tier 2 (Executive Officers other than the Chief Executive Officer), Tier 3 (Senior Vice Presidents) and Tier 4 (Vice Presidents). Each of our named executive officers, as identified in our definitive proxy statement filed with the SEC on July 31, 2026, is an Eligible Employee under the Plan.
An Eligible Employee becomes entitled to severance payments and benefits under the Plan upon a “Qualifying Termination,” defined as a termination of the participant’s employment by the Company without “Cause” or by the Eligible Employee for “Good Reason”, in either case occurring within the period beginning three months before, and ending eighteen months after, a “Change in Control” of the Company. A termination due to death or disability is not a Qualifying Termination, and no benefits are payable under the Plan unless a Change in Control actually occurs.

Upon a Qualifying Termination, and subject to the Eligible Employee’s timely execution and non-revocation of a release of claims in favor of the Company, an Eligible Employee is entitled to receive the following, for the period applicable to the Eligible Employee’s tier as set forth below:

Tier	Cash Severance	Bonus Severance	Benefits Continuation (COBRA)	Equity Awards
Tier 1 Chief Executive Officer	Determined by existing Employment Agreement	Determined by existing Employment Agreement	Determined by existing Employment Agreement	Full acceleration of vesting (and, if applicable, exercisability) of all outstanding and unvested equity awards
Tier 2 Chief Officers (other than Chief Executive Officer)	12 months	12 months	12 months	Same
Tier 3 Senior Vice Presidents	6 months	6 months	6 months	Same
Tier 4 Vice Presidents	4 months	4 months	4 months	Same

Cash severance and bonus severance are each payable in cash in a lump sum on the Company’s first regularly scheduled payroll date following the later of (i) the effective date of the Eligible Employee’s release of claims or (ii) if the Qualifying Termination occurs prior to the Change in Control, the date of the Change in Control, provided the Change in Control occurs within three months following the Qualifying Termination. If the Eligible Employee (and/or his or her eligible dependents) timely elects to continue coverage under the Company’s group health plans pursuant to COBRA, the benefits continuation payment is paid on the same schedule as a lump-sum cash reimbursement of the applicable COBRA premiums. Outstanding equity awards held by an Eligible Employee that are not accelerated in connection with a Qualifying Termination continue to be governed by the terms of the Company's 2019 Omnibus Equity Incentive Plan, as amended, and the applicable award agreement, including any more favorable change in control treatment that may be provided thereunder.

As a condition to receiving benefits under the Plan, an Eligible Employee must execute and not revoke a release of claims in favor of the Company. Eligible Employees also remain subject to any existing confidentiality, non-competition, non-solicitation and non-disparagement covenants under their other agreements with the Company.

The Administrator (the Board, or, at the Board's discretion, the Compensation Committee) may amend or terminate the Plan at any time; however, the Company may not terminate the Plan, or amend it in any manner adverse to a participant, without the Eligible Employee’s written consent (i) at any time following a Change in Control, (ii) following the execution of a definitive agreement that, if consummated, would result in a Change in Control, or (iii) during the three-month period following an Eligible Employee’s termination that would constitute a Qualifying Termination if a Change in Control occurs during that period. Any successor to all or substantially all of the Company’s business or assets is required to assume the Company’s obligations under the Plan.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2026.
Item 6. Exhibits

Exhibit Number	Description

10.1	Indemnification Agreement by and between Vistagen Therapeutics, Inc. and Douglas J. Williamson, M.D., dated July 29, 2026, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2026
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.

Dated: August 14, 2026	/s/ Shawn K. Singh, JD
Shawn K. Singh, JD
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2026	/s/ Nick B. Tressler
Nick B. Tressler
Chief Financial Officer (Principal Financial and Accounting Officer)