Form 10-Q
period 2026-09-30
Vistagen Therapeutics, Inc.
filed 2026-11-13
CIK 1411685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2026, 46,186,049 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2026	March 31, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,892	$30,789
Marketable securities	9,142	14,614
Prepaid expenses and other current assets	2,260	1,540
Total current assets	22,294	46,943
Property and equipment, net	325	427
Right-of-use asset - operating lease	513	801
Other assets	289	393
Total assets	$23,421	$48,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,535
Accrued expenses	6,639	8,755
Note payable	—	96
Deferred revenue	96	1,710
Operating lease obligation - current portion	610	699
Total current liabilities	8,429	12,795
Operating lease obligation - non-current portion	—	249
Total liabilities	8,429	13,044
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and March 31, 2026; no shares outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, $0.001 par value; 325,000,000 shares authorized at September 30, 2026 and March 31, 2026; 45,595,380 and 39,624,839 shares issued at September 30, 2026 and March 31, 2026, respectively	46	40
Additional paid-in capital	520,012	516,767
Treasury stock, at cost, 4,522 shares of common stock held at September 30, 2026 and March 31, 2026	(3,968)	(3,968)
Accumulated other comprehensive loss	(11)	(2)
Accumulated deficit	(501,087)	(477,317)
Total stockholders’ equity	14,992	35,520
Total liabilities and stockholders’ equity	$23,421	$48,564
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Sublicense and other revenue	$138	$258	$1,614	$502
Total revenues	138	258	1,614	502
Operating expenses:
Research and development	6,554	15,915	17,459	27,693
General and administrative	4,521	4,396	8,439	8,667
Total operating expenses	11,075	20,311	25,898	36,360
Loss from operations	(10,937)	(20,053)	(24,284)	(35,858)
Other income, net:
Interest income, net	198	630	515	1,342
Other income	(1)	6	(1)	4
Loss before income taxes	(10,740)	(19,417)	(23,770)	(34,512)
Income taxes	—	—	—	—
Net loss	$(10,740)	$(19,417)	$(23,770)	$(34,512)
Unrealized gain (loss) on marketable securities	(4)	13	(9)	14
Comprehensive loss	$(10,744)	$(19,404)	$(23,779)	$(34,498)
Basic and diluted net loss per common share	$(0.24)	$(0.54)	$(0.54)	$(1.02)
Weighted average common shares outstanding, basic and diluted	44,440,372	35,749,160	43,714,263	33,850,346
See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	29,001,481	$29	$481,956	$(3,968)	$5	$(407,632)	$70,390
Stock-based compensation expense	—	—	916	—	—	—	916
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	95,037	—	161	—	—	—	161
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	190,067	—	397	—	—	—	397
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2025	29,286,585	$29	$483,430	$(3,968)	$1	$(422,727)	$56,765
Stock-based compensation expense	—	—	1,096	—	—	—	1,096
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	9,608,772	10	27,872	—	—	—	27,882
Issuance of common stock upon exercise of stock options	211	—	—	—	—	—	—
Unrealized gain on marketable securities available-for-sale, net	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(19,417)	(19,417)
Balance at September 30, 2025	38,895,568	$39	$512,398	$(3,968)	$14	$(442,144)	$66,339

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	39,624,839	$40	$516,767	$(3,968)	$(2)	$(477,317)	$35,520
Stock-based compensation expense	—	—	991	—	—	—	991
Sale of common stock pursuant to 2019 Employee Stock Purchase Plan	387,798	—	74	—	—	—	74
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(5)	—	(5)
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,580,176	1	927	—	—	—	928
Issuance of common stock upon exercise of Pre-Funded Warrants	2,788,620	3	—	—	—	—	3
Net loss	—	—	—	—	—	(13,030)	(13,030)
Balance at June 30, 2026	44,381,433	$44	$518,759	$(3,968)	$(7)	$(490,347)	$24,481
Stock-based compensation expense	—	—	907	—	—	—	907
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,213,947	2	346	—	—	—	348
Unrealized loss on marketable securities available-for-sale, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(10,740)	(10,740)
Balance at September 30, 2026	45,595,380	$46	$520,012	$(3,968)	$(11)	$(501,087)	$14,992

See accompanying notes to unaudited condensed consolidated financial statements.

VISTAGEN THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,770)	$(34,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	93
Stock-based compensation	1,898	2,012
Amortization of operating lease right-of-use asset	288	261
Non-cash interest expense	—	2
Accretion on marketable securities	(249)	(270)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(758)	(165)
Other assets	101	(37)
Operating lease liability	(338)	(302)
Deferred revenue, net of deferred contract acquisition costs	(1,576)	(464)
Accounts payable and accrued expenses	(2,568)	777
Net cash used in operating activities	(26,870)	(32,605)

Cash flows from investing activities:
Purchases of laboratory and other equipment	—	(125)
Sales and maturities of marketable securities	12,275	10,000
Purchases of marketable securities	(6,562)	(10,757)
Net cash provided by (used in) investing activities	5,713	(882)

Cash flows from financing activities:
Proceeds from exercise of warrants	3	—
Proceeds from sale of common stock under Open Market Sale Agreement, net of offering costs	1,279	28,325
Proceeds from sale of common stock under 2019 Employee Stock Purchase Plan	74	161
Issuance of note payable for insurance policy	—	1,020
Repayment of note payable	(96)	(364)
Net cash provided by financing activities	1,260	29,142
Net change in cash and cash equivalents	(19,897)	(4,345)
Cash and cash equivalents at beginning of period	30,789	67,131
Cash and cash equivalents at end of period	$10,892	$62,786
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$19
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued liabilities	$—	$8
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of the Company's operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of March 31, 2026, has been derived from the Company's audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 (Annual Report), filed with the SEC on June 15, 2026.
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
The Company has incurred significant losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $501.1 million, and cash used in operations for the six months ended September 30, 2026 was $26.9 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop and, if approved, commercialize its product candidates.
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year from the date these condensed consolidated financial statements in this Quarterly Report on Form 10-Q (Report) are issued. This evaluation initially does not take into consideration the potential mitigating effects of management’s plans that have not yet been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effects of its plans sufficiently alleviate substantial doubt about the Company's ability to continue as a going concern. The mitigating effects of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity and/or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company's control nor have these plans been approved by the Board as of the date of these condensed consolidated financial statements.
As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $20.0 million. As of November 13, 2026, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended September 30, 2026 in this Report, there is uncertainty about whether the Company's combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements and therefore the Company concluded that substantial doubt exists about its ability to continue as a going concern.
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
Recently Issued Accounting Pronouncements
There were no significant updates not already disclosed in the Company’s audited consolidated financial statements for the years ended March 31, 2026, and 2025 to the recently issued accounting standards, for the six months ended September 30, 2026.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity on the required interim disclosures under Topic 270 by providing a comprehensive list of required interim disclosures, and clarifies the applicability of Topic 270. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 may be adopted on a prospective or retrospective basis. For the Company, ASU 2025-11 will be effective for the fiscal year beginning April 1, 2028, the Company’s fiscal year ending March 31, 2029, and for interim periods beginning with the quarter ending June 30, 2028. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 amendments to the Accounting Standards Codification intended to clarify existing guidance, correct technical errors, and address minor inconsistencies across a broad range of topics. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. For the Company, ASU 2025-12 will be effective for the fiscal year beginning April 1, 2027, beginning with the quarter ending June 30, 2027. Other than the amendments related to earnings per share, ASU 2025-12 may be adopted on a prospective or retrospective basis, and the transition method may be elected on an issue-by-issue basis. The Company has evaluated the amendments in ASU 2025-12 and does not expect adoption to have a material impact on its consolidated financial statements or disclosures.
3. Fair Value Measurements
The following tables show the Company's cash, cash equivalents and marketable securities measured at fair value as of September 30, 2026 and March 31, 2026 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$10,892	$—	$—	$10,892
Marketable securities:
U.S. treasury securities	—	9,142	—	9,142
Total	$10,892	$9,142	$—	$20,034

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$30,789	$—	$—	$30,789
Marketable securities:
U.S. treasury securities	—	14,614	—	14,614
Total	$30,789	$14,614	$—	$45,403
The carrying amounts of the Company's prepaid expenses and other current assets, accounts payable, accrued expenses, and the note payable approximate fair value due to their short maturities. The Company has no financial liabilities measured at fair value on a recurring basis as of September 30, 2026 or March 31, 2026. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
The Company did not record any impairment charges related to the Company's marketable debt securities during the three and six months ended September 30, 2026 or 2025.
The following tables summarize the Company's marketable securities as of September 30, 2026 and March 31, 2026 (in thousands):

		September 30, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$9,153	$—	$(11)	$9,142
Total		$9,153	$—	$(11)	$9,142

		March 31, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury notes	Less than 1	$14,616	$2	$(4)	$14,614
Total		$14,616	$2	$(4)	$14,614

4. Note Payable
In May 2025, the Company executed a 6.54% promissory note in the principal amount of $1.0 million in connection with certain insurance policy premiums. The note was payable in monthly installments of approximately $0.1 million, including principal and interest, through April 2026. As of March 31, 2026, $0.1 million was outstanding under the note. The Company made the final payment in April 2026, and no amounts were outstanding as of September 30, 2026.
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
The Pre-Funded Warrants, T1 Warrants and T2 Warrants (collectively, the Warrants) were immediately exercisable upon issuance at the option of the holder. Holders of the remaining T2 Warrants may elect to exercise them for Pre-Funded Warrants. The Company may not effect the exercise of any outstanding Warrants, and a holder will not be entitled to exercise any portion of any of the Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such Warrant (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not to exceed 19.99% if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon at least 61 days’ prior notice from the holder to the Company subject to the terms of the respective Warrant agreement.
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
As of September 30, 2026, all Pre-Funded Warrants have been exercised by their respective holders, and all T1 Warrants expired according to the terms thereof. As such, no Pre-Funded Warrants or T1 Warrants are outstanding as of the date of this Report.

Open Market Sale Agreement
In May 2021, the Company entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program under which the Company was permitted, at the Company's option, to offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $175 million. As of September 30, 2026, shares of common stock with an aggregate offering price of approximately $139.2 million remained available for offer and sale under the Sales Agreement.

During the three and six months ended September 30, 2026, the Company sold 1,213,947 and 2,794,123 shares of the Company's common stock in at-the-market transactions under the Sales Agreement, resulting in net cash proceeds of approximately $0.3 million and $1.3 million after sales agent commissions, respectively. During the three and six months ended September 30, 2025, the Company sold 9,608,772 and 9,798,839 shares under the Sales Agreement, resulting in net cash proceeds of approximately $27.9 million and $28.3 million after sales agent commissions, respectively. The Company pays Jefferies a commission of up to three percent (3.0%) of the aggregate gross proceeds from any sales under the Sales Agreement.
Common Stock Warrants
The following table summarizes warrant activity for the periods presented:

	2026		2025
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, March 31,	23,347,728	$6.420	23,360,080	$6.430
Exercised	(2,788,620)	0.001	—	—
Outstanding, June 30,	20,559,108	$7.300	23,360,080	$6.430
Expired	(9,294,022)	5.380	(12,352)	21.900
Outstanding September 30,	11,265,086	$8.877	23,347,728	$6.420

No outstanding warrant is subject to any down-round anti-dilution protection feature. All outstanding warrants may be exercised through a cashless exercise, via exchange of a portion of warrants to cover the exercise price. Warrants outstanding as of September 30, 2026 will expire on October 4, 2028.

In August, 2026, T1 Warrants to purchase 9,294,022 shares of common stock with an exercise price of $5.38 per share expired unexercised. Pursuant to their terms, the T1 Warrants expired 60 days after the later of the Company’s first public disclosure of the topline results of its PALISADE-3 and PALISADE-4 Phase 3 clinical trials, which occurred on June 30, 2026.

6. Stock-Based Compensation
A summary of the Company's stock option activity for the period ended September 30, 2026 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2026	4,457,368	$7.78	7.8	$—
Granted	1,031,426	$0.53
Exercised	—	$—
Forfeited	(264,369)	$10.44
Expired	—	$—
Outstanding at September 30, 2026	5,224,425	$6.22	7.8	$—
Exercisable at September 30, 2026	2,792,339	$10.05	6.8	$—
Vested and expected to vest as of September 30, 2026	5,224,425	$6.22	7.8	$—
Stock-Based Compensation Expense
The fair value of stock options granted was estimated using the following assumptions:

Six Months Ended September 30,
	2026	2025
Risk-free interest rate	4.01% - 4.44%	3.64% - 4.19%
Expected term (years)	5.63 - 6.08	5.27 - 6.08
Expected stock price volatility	161.55% - 168.97%	155.06% - 164.30%
Dividend yield	—	—
Stock-based compensation expense recognized for all equity awards has been included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$379	$475	$814	$861
General and administrative expense	528	621	1,084	1,151
Total stock-based compensation expense	$907	$1,096	$1,898	$2,012
The weighted-average grant date fair value of options granted during the six months ended September 30, 2026 and 2025 was $0.51 and $1.98 per share, respectively. During the three and six months ended September 30, 2025, options to purchase 211 shares were exercised for immaterial aggregate intrinsic value. As of September 30, 2026, total compensation cost not yet recognized related to unvested stock options was $3.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.
As an inducement to accepting new employment with the Company, upon approval by the Board or an authorized committee thereof, the Company has granted options to purchase shares of common stock in accordance with Nasdaq Listing Rule 5635(c)(4). To date, all options to purchase shares of common stock granted as inducement awards were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as those granted from the Company's Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. During the six months ended September 30, 2026, the Company granted an option to purchase an aggregate of 150,000 shares of common stock as an inducement to employment for newly hired executive officer.

7. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Because of their nominal exercise price, the Pre-Funded Warrants were also included in the weighted average number of shares outstanding prior to their exercise in June 2026. Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effect of potentially dilutive securities, consisting of outstanding stock options and warrants, would be anti-dilutive given the Company’s net loss.
The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2026	2025
Outstanding options to purchase common stock	5,224,425	4,875,866
Outstanding warrants to purchase common stock	11,265,086	20,559,108
Total	16,489,511	25,434,974
8. Sublicensing and Collaborative Agreements
The following table presents changes in contract assets and liabilities during the six months ended September 30, 2026. Contract acquisition costs are included as a component of other assets on the Company's condensed consolidated balance sheets.

	Balance at March 31, 2026	Additions	Deductions	Balance at September 30, 2026
Contract assets:
Deferred contract acquisition costs	$56	$—	$(37)	$19
Contract liabilities:
Deferred revenue	$1,710	$—	$(1,614)	$96
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
As of September 30, 2026 and March 31, 2026, the Company had short-term deferred revenue of $0.1 million and $0.4 million, respectively, and no long-term deferred revenue related to the AffaMed Agreement. During the three and six months ended September 30, 2026, the Company recognized revenue under the AffaMed Agreement of $0.1 million and $0.3 million, respectively, as compared to $0.3 million and $0.5 million during the three and six months ended September 30, 2025, respectively, all of which was included in the deferred revenue balance at the beginning of each respective period. The remaining deferred revenue under the AffaMed Agreement will be recognized over the expected remaining contractual term.
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
As of September 30, 2026 and March 31, 2026, the Company had no deferred revenue and $1.3 million short term deferred revenue on the condensed consolidated balance sheets. During the three and six months ended September 30, 2026, the Company recognized $0 and $1.3 million of revenue under the Negotiation Agreement, respectively. During the three and six months ended September 30, 2025, the Company recognized no revenue under the Negotiation Agreement. The Company's performance obligation under the Negotiation Agreement was fully satisfied upon termination of the Exclusive Negotiation Period, no transaction price remains allocated to unsatisfied performance obligations, and the Company expects no further revenue under the Negotiation Agreement.

9. Related Party Transactions
In August 2023, in connection with his retirement, the Company entered into a consulting agreement, as subsequently amended, with the Company's former Chief Financial Officer, Jerrold D. Dotson, to assist in transition matters related to the employment of the Company's new Chief Financial Officer. The agreement currently expires December 31, 2026. The Company recorded expense under the consulting agreement of $30,000 and $60,000 for the three and six months ended September 30, 2026 and 2025, respectively.
10. Commitments and Contingencies
From time to time, the Company may be party to litigation, arbitration or other legal proceedings in the course of its business, such as (i) the civil action filed against the Company and its Board of Directors, certain of its executive officers, professional services and financial advisors, and industry analysts in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) on February 13, 2025, by two purported stockholders seeking compensatory and punitive damages, as well as fees and costs, which case was dismissed by the Court, with prejudice on August 12, 2026, (ii) the stockholder derivative action filed by the same purported stockholders in the District of Nevada (Case No. 2:26-cv-01128) on April 10, 2026, (iii) the putative class action filed in the Northern District of California (Case No. 3:26-cv-00427) on January 15, 2026, and (iv) the stockholder derivative actions filed in the Northern District of California (Case Nos. 4:26-cv-02656 and 3:26-cv-04480) on March 26, 2026 and May 13, 2026, respectively. The Company believes all allegations in these legal proceedings are wholly without merit, and intends to vigorously defend itself.

The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. If the Company were unable to prevail in any such legal proceedings, the Company's business, results of operations, liquidity, and financial condition could be adversely affected.
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
12. Subsequent Events
On October 26, 2026, the Company implemented a Board-approved reduction in its workforce of approximately 31% (the October 2026 RIF), intended to reduce operating expenses and preserve capital while retaining the core clinical, regulatory, technical, and corporate capabilities necessary to support the continued development of the Company’s product candidates. The Company estimates that it will incur severance and termination costs of approximately $1.0 million in connection with the October 2026 RIF, consisting primarily of cash severance payments and continued health coverage for eligible affected employees which the Company expects to recognize in the quarter ending December 31, 2026. The Company may incur additional costs not currently contemplated as a result of, or in connection with, the October 2026 RIF.

Subsequent to September 30, 2026 and through November 10, 2026, the Company sold 595,191 shares of its common stock under the Sales Agreement for net proceeds of approximately $0.2 million, after sales agent commissions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report or Report) may constitute “forward-looking statements” for purposes of the federal securities laws, including the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are also forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:
•the period over which we anticipate our available financial resources will enable us to fund our operating expenses, and our ability to continue as a going concern;
•our ability to obtain additional funding for our operations, including funding necessary to advance or complete further development, approval and, if approved, commercialization of our product candidates;
•the format, objectives, strategy, likelihood of success, and cost of our preclinical studies and clinical trials and other product development activities, including the design of our preclinical studies and clinical trials and/or our ability to replicate past clinical trial results;
•the design, size, cost, timing and likelihood of success of any new Phase 3 clinical trial of fasedienol, including our proposed clinical trial using the Liebowitz Social Anxiety Scale (LSAS) as the primary efficacy endpoint;

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
•our ability to identify, negotiate and complete a potential financing, merger, sale, license or other strategic transaction on acceptable terms, or at all, and the potential effects of any such transaction, or of a dissolution and liquidation, on our stockholders;

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
•our ability to attract and retain key personnel and the impact of any reductions in force (RIFs) and related severance obligations;
•our estimates regarding expenses, future revenue, and needs for additional financing;
•our future financial performance;
•our ability to regain and maintain compliance with Nasdaq’s continued listing requirements, including the minimum bid price requirement, and the effects of any reverse stock split;

•the market price and volatility of our common stock;

•the outcome of pending and any future litigation;

•our ability to recognize the anticipated benefits of our License and Collaboration Agreement with AffaMed Therapeutics, Inc. (including our ability to receive future payments thereunder) and any other future financing or business development transactions;
•the effect of adverse market or macroeconomic conditions, including, among others, tariffs, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, reduced staffing at the Company or at the U.S. Food and Drug Administration (FDA) or other government regulatory agencies, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•other risks and uncertainties, including those listed under Part II, Item 1A of this Quarterly Report titled “Risk Factors.”
The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or important factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. Forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
Business Overview
We are a late clinical-stage biopharmaceutical company focused on leveraging a deep understanding of nose-to-brain neurocircuitry to develop and commercialize a new class of rapid-onset neurocircuitry-focused intranasal product candidates called pherines. Our pherine product candidates are designed to achieve therapeutic benefits without requiring absorption into the blood or uptake into the brain, giving them the potential to be a safer alternative to other pharmacological options, if successfully developed and approved. Our most advanced intranasal pherine product candidates are fasedienol for the treatment of social anxiety disorder (SAD), itruvone for treatment of major depressive disorder, and refisolone for treatment of vasomotor symptoms (hot flashes) due to menopause.

We are passionate about developing transformative treatment options with potential to meet clear and growing unmet patient needs and delivering long-term value to our stockholders.

Recent Developments

Fasedienol Exploratory Phase 2 Repeat Dose Study

In August 2026, we announced topline results from the randomized portion of our repeat dose study of fasedienol, a three-arm, U.S. multicenter, randomized, double-blind, placebo-controlled exploratory Phase 2 clinical study (N=61), which included an open-label extension, designed to assess the efficacy, safety, and tolerability of two 3.2 µg doses of fasedienol administered ten minutes apart compared with a single 3.2 µg dose and placebo, for the acute treatment of anxiety induced by a public speaking challenge. The study was not designed to demonstrate statistically significant differences between the treatment groups.

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

In a prespecified analysis of patients with very severe social anxiety disorder as defined by a baseline score of ≥ 95 on the Liebowitz Social Anxiety Scale (LSAS), fasedienol showed nominally statistically significant responses for the single dose arm compared with placebo (p=0.05) and as pooled (p=0.04). These findings in the very severe group of patients defined by LSAS ≥95 are consistent with results previously observed in this very severe subpopulation in the randomized portion of our PALISADE-4 Phase 3 trial (p=0.036, post-hoc).

Fasedienol PALISADE-4 Open-Label Extension

In September 2026, we announced preliminary positive data from the open-label extension (OLE) portion of our PALISADE-4 Phase 3 clinical trial. Based on an analysis of subjects who elected to participate in the OLE portion of PALISADE-4 (n=322 subjects), as of the July 24, 2026, data cutoff date, administration of 3.2 µg of fasedienol, taken as needed up to six times per day in real-world, anxiety-provoking situations in daily life for up to 12 months, was well-tolerated, with no new drug-related safety findings or trends identified.

Preliminary exploratory efficacy data over the first four months of treatment in the OLE portion of PALISADE-4 demonstrated a clinically relevant improvement from repeated as-needed use of fasedienol over time on the LSAS, a clinician-administered scale which assesses both fear or anxiety and avoidance across 24 standardized anxiety-provoking social-interaction and performance situations, with the goal of capturing not only how distressing situations are, but also whether patients entered, tolerated, remained in, or avoided them. Continued improvements were observed through each month on both the fear or anxiety and avoidance subscales of the LSAS, suggesting that participants engaging in everyday life experienced less fear or anxiety and avoidance of anxiety-provoking situations over time.

The OLE portion of PALISADE-4 also explored the change from baseline on the Social Phobia Inventory (SPIN), a 17-item patient-reported scale (range 0-64) which measures fear, avoidance, and physiological components of social phobia over time. The preliminary analysis of the initial four-month data cut from the OLE portion of PALISADE-4 also demonstrated consistent improvement over time on the SPIN for subjects participating in the OLE.

Because the OLE portion of PALISADE-4 was open-label and uncontrolled, the LSAS and SPIN exploratory efficacy observations were not based on a comparison to placebo and should be interpreted with caution.

We believe the preliminary safety and exploratory efficacy results of the PALISADE-4 OLE are generally consistent with the safety and efficacy results previously reported in the fasedienol open-label Long-Term Safety Study completed in everyday life settings in conjunction with our PALISADE-1 and PALISADE-2 Phase 3 trials, the PALISADE-3 OLE and a randomized, double-blind, placebo-controlled multiple-dose Phase 2 crossover study of fasedienol, each conducted in an everyday life environment involving anxiety-provoking social and performance situations in daily life. In addition, we believe that results from all open-label and placebo-controlled clinical studies of fasedienol conducted to date in everyday life settings suggest that acute administration of fasedienol, as-needed at the patient’s discretion, was accompanied by a persistent change in the overall severity of social anxiety disorder, including observed reductions in fear, anxiety, and avoidance, as measured by the LSAS over the course of fasedienol usage.

October 2026 Reduction in Force

On October 26, 2026, we implemented a Board-approved reduction in our workforce of approximately 31% (the October 2026 RIF) to reduce operating expenses and preserve capital, while retaining the core clinical, regulatory, technical, and corporate capabilities necessary to support the continued development of our product candidates. We estimate that we will incur severance and termination costs of approximately $1.0 million in connection with the October 2026 RIF, which we expect to recognize during the quarter ending December 31, 2026, and we expect the October 2026 RIF to reduce our annual salary and benefits costs by approximately $3.2 million. See Note 12 to our condensed consolidated financial statements included in this Report.

FDA Type C Meeting

We recently announced that the FDA provided productive feedback to us regarding a potential Phase 3 study of fasedienol in adults with SAD, including recommendations regarding use of the LSAS as the primary endpoint and interim assessments to assess whether acute effects of fasedienol could lead to longer-term overall functional improvement in patients over time, consistent with the unique proposed mechanism of action and hypothesized treatment model for fasedienol in SAD. We plan to incorporate interim assessments of fasedienol's effect using eDiaries and qualitative patient surveys in the future Phase 3 study design, and to submit a revised protocol to the FDA. Additionally, consistent with FDA feedback and recognition of fasedienol’s reported safety profile, we plan to focus future Phase 3 development of fasedienol on the overall treatment of SAD (not only acute treatment of SAD) for the general SAD population.

Our Product Candidates
Fasedienol
Overview of Social Anxiety Disorder

Social anxiety disorder is a highly prevalent, serious, and sometimes life-threatening psychiatric mental health disorder affecting over 30 million adults in the U.S. With onset typically early in life, usually during adolescence, SAD persists for many years thereafter, with a reported mean duration of about 20 years. Individuals with SAD experience extreme anxiety, distress, fear, and impairment due to their fear of being watched, embarrassed, judged, humiliated, negatively evaluated, and scrutinized. The profound acute anxiety associated with SAD often results in avoidance of everyday interactions and opportunities in academic, social and vocational settings, which can lead to impaired personal relationships, unsatisfactory work performance, and substance abuse, significantly impacting various aspects of daily life. Individuals with SAD face an increased risk of serious and life-threatening co-morbid depression, substance abuse, suicidal ideation and suicide.

Fasedienol for the Treatment of Social Anxiety Disorder

Fasedienol, our most advanced neurocircuitry-focused pherine product candidate, is in U.S. Phase 3 clinical development in adults with social anxiety disorder. Fasedienol's proposed MOA and treatment model are fundamentally differentiated from all FDA-approved anti-anxiety medications. When administered intranasally in microgram-level doses, neurocircuitry-focused fasedienol is designed to modulate the nasal-limbic amygdala fear and anxiety neurocircuits involved in the pathophysiology of social anxiety disorder. Fasedienol is pharmacologically active without requiring apparent systemic absorption or uptake into the brain to achieve its rapid-onset anxiolytic effects. Fasedienol also has no observed binding on certain cellular receptors isolated from the brain that are associated with known drug abuse liability potential (for example, dopamine and opiate receptors) which are activated by certain other pharmaceutical compounds used for neuropsychiatric and neurological disorders. Unlike benzodiazepines, data showed that fasedienol has no observed potentiation of GABA-A receptors. Because of its innovative non-systemic neurocircuitry-focused proposed MOA, Vistagen believes fasedienol has the potential to achieve rapid-onset anxiolytic effects for individuals with social anxiety disorder on an acute, as-needed basis, with a significantly reduced risk of unwanted side effects and safety concerns, such as potential drug-drug interactions, abuse, misuse, and addiction, associated with certain current oral and other systemically absorbed neuropsychiatric pharmaceuticals that act directly on neurons in the brain and are sometimes prescribed off-label for the acute treatment of SAD.

Fasedienol's PALISADE Program
Fasedienol is in Phase 3 development in adults with social anxiety disorder. We believe there is a causal relationship between acute anxiety symptom relief and overall anxiety symptom relief. Fasedienol is designed to reduce the wave of anxiety usually experienced by individuals with social anxiety disorder before engaging in (and during) a feared and anxiety-provoking social or performance situation in everyday life. We have designed fasedienol nasal spray with the goal of creating a product candidate with a rapid-onset, non-systemic MOA and pharmacological effect, a key and substantial difference between fasedienol and all other available therapies approved by the FDA for the treatment of SAD.

To date, our PALISADE Program includes four Phase 3 clinical trials, PALISADE-1, PALISADE-2, PALISADE-3, and PALISADE-4, and a small exploratory Phase 2 repeat dose study (the Repeat Dose Study). These clinical trials were randomized, double-blind, placebo-controlled, U.S. multi-center studies designed to evaluate the efficacy, safety, and tolerability of a single dose of fasedienol to relieve anxiety symptoms in adult patients with SAD during a five-minute, simulated, anxiety-provoking public speaking challenge conducted in a clinical setting. The primary efficacy endpoint in each trial was the LS mean change from baseline on the patient-rated SUDS score for fasedienol compared with placebo. PALISADE-2 achieved its primary and secondary efficacy endpoints; PALISADE-1, PALISADE-3, and PALISADE-4 did not. The Repeat Dose Study, which was not designed to demonstrate statistically significant differences between the treatment groups, also did not achieve its primary and secondary endpoints.

After receipt of negative topline results from PALISADE-1 during the COVID-19 pandemic, we terminated PALISADE-2 prior to completion (after enrolling 141 patients out of a planned 208) and analyzed the data from the 141 enrolled subjects. In August 2023, we announced that PALISADE-2 achieved its primary efficacy endpoint, as measured by the LS mean change from baseline on the SUDS score for fasedienol compared with placebo, as well as its secondary endpoints.

In PALISADE-4, in a post-hoc analysis of a subpopulation of patients with very severe social anxiety defined by a baseline score at screening of 95 or greater on the LSAS (n=123), fasedienol was nominally statistically significant as measured by the LS mean change from baseline on the SUDS score for fasedienol (-12.8+/-3.4 SE) compared with placebo (-3.7 +/-3.4 SE), with a difference in the LS mean of -9.1 (p=0.036) (1) .

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

Fasedienol Aggregate Safety Data

Safety data for fasedienol have been consistently favorable across all placebo-controlled clinical trials and open-label clinical studies completed to date.

We believe we have achieved the minimum fasedienol patient exposures as recommended under International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) E1, the international regulatory standard governing safety database exposure recommendations for drugs intended for long-term treatment (chronic or repeated intermittent use for longer than 6 months) of non-life-threatening conditions. As of May 31, 2026, we estimate that the fasedienol clinical development program now exceeds ICH E1 minimum recommendations with over 1,500 subjects receiving at least a single exposure to fasedienol, over 300 subjects with at least 6-months of exposure, and over 100 subjects with at least 12 months of exposure. The 6-month and 12-month exposure numbers represent our estimate of the number of subjects who have completed the 6-month and 12-month visits in the fasedienol open-label safety studies as of May 31, 2026. Given our belief that we have met the minimum ICH E1 recommendations, for business reasons, we closed the open-label extension portion of PALISADE-3 and PALISADE-4 in July, 2026 and the open-label portion of the Repeat Dose Study in August 2026.

Although we believe the minimum ICH E1 recommendations have been met, we have not yet aligned with the FDA on the specific patient exposure requirements to support a potential fasedienol New Drug Application (NDA) submission.

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

In a randomized, double-blind, placebo-controlled exploratory Phase 2A clinical study of refisolone conducted in Mexico and designed to explore the efficacy, safety, and tolerability of intranasal administration of refisolone for the management of menopausal hot flashes in women, refisolone produced a statistically significant reduction in the daily number of hot flashes compared to placebo at the end of the first week of treatment (p<0.001), and the improvement was maintained through each treatment week until the end of the four consecutive week treatment period. Refisolone was well-tolerated with no treatment-related serious adverse events (SAEs) reported, and the adverse event profiles were comparable between refisolone and placebo. No subject discontinued participation in the study as a result of adverse events.

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
At September 30, 2026, we had an accumulated deficit of approximately $501.1 million. Our net loss for the year ended March 31, 2026 (Fiscal 2026) and the year ended March 31, 2025 (Fiscal 2025) was approximately $69.7 million and $51.4 million, respectively. We incurred a net loss of approximately $10.7 million and $23.8 million for the three and six months ended September 30, 2026, respectively. We expect losses to continue for the foreseeable future as we engage in further research, clinical and nonclinical development, contract manufacturing and regulatory activities related to fasedienol, itruvone, refisolone and our other pherine product candidates. We have not yet achieved revenue-generating status from any of our product candidates or technologies in amounts sufficient to sustain our operations and fund our strategic business plans.
Components of Results of Operations

Sublicense and Other Revenue

Sublicense and other revenue consists of revenue recognized under our License and Collaboration Agreement with AffaMed Therapeutics, Inc. (the AffaMed Agreement) and our Exclusive Negotiation Agreement (the Negotiation Agreement) with Fuji Pharma Co., Ltd. Revenue is recognized as identified performance obligations are satisfied.

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

Results of Operations for the Three and Six Months Ended September 30, 2026
The following table summarizes the results of our operations for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Sublicense and other revenue	$138	$258	$1,614	$502
Total revenues	138	258	1,614	502
Operating expenses:
Research and development	6,554	15,915	17,459	27,693
General and administrative	4,521	4,396	8,439	8,667
Total operating expenses	11,075	20,311	25,898	36,360
Loss from operations	(10,937)	(20,053)	(24,284)	(35,858)
Other income, net:
Interest income, net	198	630	515	1,342
Other income, net	(1)	6	(1)	4
Loss before income taxes	(10,740)	(19,417)	(23,770)	(34,512)
Income taxes	—	—	—	—
Net loss	$(10,740)	$(19,417)	$(23,770)	$(34,512)

Revenue
We recognized $0.1 million and $1.6 million in sublicense and other revenue for the three and six months ended September 30, 2026, respectively, as compared to $0.3 million and $0.5 million for the three and six months ended September 30, 2025, respectively. The decrease in revenue of $0.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year was primarily related to the timing of revenue recognition under the AffaMed agreement. The increase in revenue in the amount for the six months ended September 30, 2026 was primarily attributable to the recognition of $1.3 million of revenue under the Negotiation Agreement with Fuji Pharma upon satisfaction of the related performance obligation following the expiration of the Exclusive Negotiation Period in June 2026. No deferred revenue remains under that agreement. We expect to recognize the remaining deferred revenue under the AffaMed Agreement of $0.1 million during the remainder of the fiscal year ending March 31, 2027.
Accordingly, absent the achievement of milestones under the AffaMed Agreement, or the execution of similar agreements in the future, if any, we expect sublicense and other revenue in future periods to be substantially lower than the amount recognized in the current period.

Research and Development Expense
The following table summarizes our research and development expense for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Clinical and nonclinical studies and development expense by program
Fasedienol	$3,017	$11,342	$9,820	$19,313
All other	120	749	315	985
Total clinical and nonclinical studies and development expense	3,137	12,091	10,135	20,298
Salaries and benefits	2,279	2,604	4,908	5,089
Stock-based compensation	379	475	814	861
Consulting and professional services	437	350	918	640
Occupancy and all other costs	322	395	684	805
Total research and development expense	$6,554	$15,915	$17,459	$27,693

Research and development expense was $6.6 million and $17.5 million for the three and six months ended September 30, 2026, respectively, as compared to $15.9 million and $27.7 million for the three and six months ended September 30, 2025, respectively.
The decrease of $9.3 million in research and development expense for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease in clinical development expense of $9.0 million following the completion of the open-label extension portions of the Company’s PALISADE-3 and PALISADE-4 Phase 3 studies and the randomized and open-label extension portions of its exploratory Phase 2 repeat dose study as well as reduced headcount-related expenses.
The decrease of $10.2 million in research and development expense for the six months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease in clinical development expense of $10.2 million related to the conclusion of the PALISADE Program, a decrease of $0.2 million in connection with decreased headcount and related expenses, and a decrease in occupancy and other costs of $0.1 million, partially offset by an increase in consulting and professional services of $0.3 million.
During the quarter ended December 31, 2025, we began realizing a decrease in research and development expenses as a result of cash preservation measures implemented following the announcement of topline results from our PALISADE-3 clinical trial. Research and development expenses continued to decrease as a result of these cash preservation measures and the conclusion of our current Phase 3 PALISADE-4 trial and Repeat Dose Study and we expect them to decrease further as a result of the October 2026 RIF, partially offset by severance and termination costs of approximately $1.0 million expected to be recognized during the quarter ending December 31, 2026. We anticipate decreases in future research and development expenses although the extent will depend on our ability to secure funding for and initiate a further Phase 3 trial for fasedienol with the LSAS as the primary endpoint. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of any pherine product candidates we are developing or may develop. A change in the outcome of any number of variables could significantly alter the costs and timing associated with the development of any of our pherine product candidates.
General and Administrative Expense
General and administrative expense was $4.5 million and $8.4 million for the three and six months ended September 30, 2026, as compared to $4.4 million and $8.7 million for the three and six months ended September 30, 2025.
The increase of $0.1 million in general and administrative expense for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in consulting and professional fees of $0.6 million, driven by higher legal fees, partially offset by a decrease in compensation and related costs of $0.4 million, primarily related to reduced headcount, and a decrease in stock-based compensation of $0.1 million.
The decrease of $0.2 million in general and administrative expense for the six months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in compensation and related costs of $0.5 million, primarily related to reduced headcount, partially offset by bonus expense, a decrease in insurance, occupancy and other expenses of $0.2 million, and a decrease in stock-based compensation of $0.1 million. These decreases were partially offset by an increase in consulting and professional fees of $0.6 million.
We expect general and administrative expenses to remain at current levels as a result of our cash preservation measures after the results of PALISADE-3, and our March 2026 reduction in force. Future general and administrative expenses will be dependent on feedback from FDA regarding the potential registrational pathway for fasedienol for the acute treatment of SAD described above.
Other Income
Interest income, net, decreased for the three and six months ended September 30, 2026 as compared to the same period in 2025 primarily due to a decrease in amounts invested in interest bearing securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2026, we had financed our operations and technology acquisitions primarily through the issuance and sale of our equity securities for cash proceeds of approximately $372.6 million, as well as from an aggregate of approximately $22.7 million of government research grant awards (excluding the fair market value of government-sponsored and funded clinical trials), strategic collaboration payments, intellectual property licensing payments, and other revenues. Additionally, we have issued equity securities with an approximate value at issuance of $41.3 million for non-cash acquisitions of product licenses, consideration for our acquisition of Pherin Pharmaceuticals, Inc. in February 2023 (the Pherin Acquisition), and in settlements of certain liabilities, including liabilities for professional services rendered to us or as compensation for such services.
In May 2021, we entered into an Open Market Sale Agreement, as amended, (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, with respect to an at-the-market offering program, under which we are permitted, at our option, to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $175 million. During the three and six months ended September 30, 2026, we sold 1,213,947 and 2,794,123 shares, respectively, under the Sales Agreement for net proceeds of $0.3 million and $1.3 million, respectively. During the three and six months ended September 30, 2025, we sold an aggregate of 9,608,772 and 9,798,839 shares under the Sales Agreement, for net proceeds of $27.9 million and $28.3 million, respectively.
As of September 30, 2026, we had cash, cash equivalents, and marketable securities of approximately $20.0 million. As of November 13, 2026, the issuance date of the condensed consolidated financial statements in this Quarterly Report as of and for the three and six months ended September 30, 2026, there is uncertainty about whether our combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of the condensed consolidated financial statements in this Report and therefore we concluded that substantial doubt exists about our ability to continue as a going concern.
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
Cash Flows
The following table summarizes changes in cash and cash equivalents for the periods stated (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(26,870)	$(32,605)
Net cash provided by (used in) investing activities	5,713	(882)
Net cash provided by financing activities	1,260	29,142
Net increase (decrease) in cash and cash equivalents	(19,897)	(4,345)
Cash and cash equivalents at beginning of period	30,789	67,131
Cash and cash equivalents at end of period	$10,892	$62,786
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2026 was $26.9 million, consisting primarily of our net loss of $23.8 million, adjusted for $2.0 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $5.1 million in net changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended September 30, 2025 was $32.6 million, consisting primarily of our net loss of $34.5 million, adjusted for $2.1 million of non-cash charges primarily related to stock-based compensation expense and amortization of our operating lease right-of-use asset, and $0.2 million in net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities for the six months ended September 30, 2026 was $5.7 million, consisting of proceeds from sales and maturities of marketable securities of $12.3 million, partially offset by purchases of marketable securities of $6.6 million.
Net cash used in investing activities for the six months ended September 30, 2025 was $0.9 million, consisting of purchases of marketable securities of $10.8 million and purchases of laboratory and other equipment of $0.1 million, partially offset by proceeds from sales and maturities of marketable securities of $10.0 million.
Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2026 was $1.3 million, consisting primarily of net proceeds of $1.3 million from the sale of shares of our common stock under the Sales Agreement and $0.1 million from the sale of shares under our 2019 Employee Stock Purchase Plan, partially offset by $0.1 million of repayments on the note payable related to our insurance premium financing.

Net cash provided by financing activities during the six months ended September 30, 2025 was $29.1 million, consisting primarily of net proceeds of $28.3 million from the sale of shares of our common stock under the Sales Agreement, $1.0 million from the issuance of a note payable to finance certain insurance premiums, and $0.2 million from the sale of shares under our 2019 Employee Stock Purchase Plan, partially offset by $0.4 million of repayments on the note payable.
Contractual Obligations
There have been no material changes in our contractual obligations and commitments during the three and six months ended September 30, 2026, from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 15, 2026 (the Annual Report).
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and six months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) from that described in our Annual Report that occurred during the quarter ended September 30, 2026, to which this Report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Cesario et al. v. Vistagen Therapeutics, Inc. et al. (Northern District of California). On February 13, 2025, John Cesario and David Preka (the Cesario Plaintiffs) filed a civil action, pro se (i.e., acting on their own behalf rather than through an attorney), in the United States District Court for the Northern District of California (Case No. 4:25-cv-01510) (the Complaint) against the Company and its Board, certain of its executive officers, professional services and financial advisors, and industry analysts. The Cesario Plaintiffs seek compensatory and punitive damages, as well as fees and costs. The operative complaint (filed December 4, 2025), alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, along with other causes of action. The Cesario Plaintiffs allege, among other things, that the Company, and certain of its executive officers, made misleading statements and material omissions in various public disclosures concerning clinical trials for certain of the Company’s product candidates, which they allege caused plaintiffs to incur compensable losses. Following multiple rounds of motion to dismiss briefing, on August 12, 2026, the Court issued an order dismissing the action with prejudice. The Cesario Plaintiffs filed a motion for reconsideration of the dismissal order. That motion was denied, with prejudice, on September 28, 2026. On October 23, 2026, the Cesario Plaintiffs filed a Notice of Appeal, appealing the Court’s dismissal order and its denial of their motion for reconsideration to the U.S. Court of Appeals for the Ninth Circuit. The Company believes the appeal is without merit and intends to defend the case vigorously.

Cesario et al. v. Vistagen Therapeutics, Inc. et al. (District of Nevada). On April 10, 2026, the Cesario Plaintiffs filed a stockholder derivative action, pro se, in the District of Nevada (Case No. 2:26-cv-01128) against the Company, and certain current and former Board members, executive officers, Company employees and an advisor (the Cesario Derivative Complaint). On May 5, 2026, the Cesario Plaintiffs filed an amended derivative complaint (the Amended Cesario Derivative Complaint). The Cesario Plaintiffs purport to be Company stockholders, and the allegations are primarily the same as those made in the Second Amended Complaint. On July 29, 2026, the Company filed a motion for a bond in accordance with Nevada Revised Statutes section 41.520, requesting that the Court require the Cesario Plaintiffs to post a $100,000 bond as security to cover the Company’s reasonably probable defense costs, including attorney’s fees, before being allowed to proceed with the action. On September 23, 2026, the Court issued an order (i) requiring the Cesario Plaintiffs, by October 23, 2026, to retain counsel and to file a brief showing cause, if any, why the action should not be dismissed for failure to file proofs of service, and (ii) denying the Company’s motion for a bond as moot. The Court advised that failure to timely comply with its directives will result in dismissal of the action. The Cesario Plaintiffs failed to comply with the Court’s September 23, 2026 order and, on November 3, 2026, the Company filed a notice of the Cesario Plaintiffs’ non-opposition, requesting that the Court dismiss the action. On November 10, 2026, the Court issued a report and recommendation to dismiss the action without prejudice. Objections to the report and recommendation are due by November 24, 2026.

Securities Class Action Lawsuit and Derivative Actions in the Northern District of California. On January 15, 2026, a putative class action complaint (the Class Action Complaint) was filed by alleged stockholder Dan Eller against the Company, Shawn Singh, and Joshua Prince (the Class Action Defendants) in the United States District Court for the Northern District of California, captioned Eller v. Vistagen Therapeutics, Inc. et al. (Case No. 3:26-cv-00427) (the Class Action). The Class Action Complaint alleges that the Class Action Defendants disseminated false and misleading statements and/or concealed material adverse facts concerning the Company’s PALISADE-3 Phase 3 clinical trial. The Class Action Complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 16, 2026, the Court appointed Eric Weinberger as the lead plaintiff (Lead Plaintiff). Lead Plaintiff filed an amended complaint on June 16, 2026, purporting to represent a putative class of stockholders who purchased or otherwise acquired Company securities between April 1, 2024 and December 16, 2025, both dates inclusive, and seeking unspecified damages. On August 18, 2026, the Class Action Defendants filed a motion to dismiss the Class Action Complaint. A hearing on the motion to dismiss is scheduled for November 19, 2026.

The Company believes the claims asserted in the Class Action Complaint are wholly without merit, and intends to defend them vigorously.

Two stockholder derivative actions were filed against the Company, as nominal defendant, and certain of the Company's current and former officers and directors, in the United States District Court for the Northern District of California, captioned Do v. Singh et al. (Case No. 4:26-cv-02656) (the Do Derivative Complaint), on March 26, 2026, and Strekal v. Singh et al. (Case No. 3:26-cv-04480), on May 13, 2026 (the Strekal Derivative Complaint and, together with the Do Derivative Complaint, the Derivative Complaints). The plaintiffs in both Derivative Complaints purport to be current Company stockholders, and the allegations are primarily the same as those made in the Class Action Complaint. Motions to relate the Derivative Actions to the Class Action were granted on July 13, 2026, and July 2, 2026, respectively, and a stipulation consolidating the Derivative Actions and staying the consolidated Derivative Actions pending resolution of any motion to dismiss filed in the Class Action, or the dismissal of the Class Action with prejudice, or the announcement of a settlement of the Class Action, was filed with the Court on July 13, 2026. The Court issued an order granting the stipulation, consolidating the Derivative Actions, and staying the consolidated Derivative Action on the terms stated in the stipulation on July 30, 2026.

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

•Our existing cash, cash equivalents and marketable securities are expected to fund our operations into 2027, and substantial doubt exists about our ability to continue as a going concern. As such, we require substantial additional financing to execute our long-term business plan, including further development and commercialization of our pherine product candidates, and to continue to operate as a going concern;

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

•we currently depend heavily on the success of fasedienol and, to a lesser extent, our other pherine product candidates, and we cannot be certain that ongoing or future clinical trials will produce successful results or that we will be able to obtain regulatory approval for fasedienol or any of our current or future product candidates;

•failures of ongoing or future nonclinical or clinical trials of our product candidates to meet pre-specified endpoints, such as our PALISADE-1, PALISADE-3 and PALISADE-4 Phase 3 clinical trials, and our Repeat Dose Study, each of which failed to meet its primary efficacy endpoint, or material delays in the completion and/or commencement of our ongoing or planned nonclinical or clinical trials, could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

•we will need to complete a significant financing or a strategic transaction that includes a significant financing in the near term, and if we are unable to do so on acceptable terms, or at all, we may be required to further curtail our operations, seek protection under applicable bankruptcy or insolvency laws, or dissolve and liquidate, and our stockholders could lose all or substantially all of their investment;

•any strategic transaction, merger or business combination we may pursue, including a reverse merger or other business combination involving a micro-cap public or private biotechnology company, involves substantial risks, including valuation uncertainty, significant dilution to our stockholders, substantial transaction costs, diversion of management’s attention, and the risk that the transaction is not completed or does not enhance stockholder value;

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

•if we are unable to retain key management and scientific personnel, or effectively manage the impact of our recent workforce reductions, we may be unable to successfully produce, develop, and commercialize our product candidates;

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

We are continuing to refine our fasedienol Phase 3 development from the acute treatment of SAD to the overall treatment of SAD, subject to obtaining sufficient capital and further feedback from the FDA, and we intend to conduct an event driven, repeated as-needed dosing Phase 3 clinical trial in everyday life settings with the LSAS as the primary efficacy endpoint. We do not currently have sufficient capital to complete such a trial. If we are unable to obtain the funding necessary to conduct a LSAS-based Phase 3 study, we may be required to suspend or discontinue the development of fasedienol, which would materially harm our business and prospects, would likely cause the market price of our common stock to decline significantly, and would impair our ability to complete a financing or strategic transaction.

Our nonclinical and clinical programs have experienced delays and may experience additional delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business. We do not currently have the financial resources to complete the development of, obtain regulatory approval for or commercialize any of our product candidates, including to conduct and complete an LSAS-based Phase 3 clinical trial of fasedienol. Moreover, we may experience issues that further delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

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

•the unwillingness of the FDA or comparable foreign regulatory authorities to accept data from prior clinical trials that did not meet their primary endpoints, as support for the continued development or approval of our product candidates;

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

We are a clinical-stage biopharmaceutical company. We have no products approved for commercial sale and have generated no revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $69.7 million and $51.4 million for the years ended March 31, 2026 and 2025, respectively, and we incurred a net loss of $10.7 million and $23.8 million during the three and six months ended September 30, 2026, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $20.0 million. As of November 13, 2026, the issuance date of the condensed consolidated financial statements as of and for the three and six months ended September 30, 2026, there is uncertainty about whether the Company’s combined cash, cash equivalents, and marketable securities will be sufficient to fund operations beyond twelve months from the issuance date of these condensed consolidated financial statements, and therefore the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern.

Based on our current operating plan, including the cash preservation measures we implemented in December 2025, and our March and October 2026 workforce reductions, we expect our existing cash, cash equivalents and marketable securities to fund our operations into 2027, but not for at least twelve months from the date of this Report. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, including as a result of costs associated with our interactions with the FDA, the design and initiation of any new clinical trial of fasedienol, the evaluation or pursuit of a strategic transaction, severance obligations, litigation or other unanticipated expenses. Our current capital resources will not be sufficient to fund the next Phase 3 clinical trial of fasedienol with LSAS as the primary efficacy endpoint or the further clinical development of our other pherine product candidates. Our ability to raise additional capital has been, and is expected to continue to be, materially adversely affected by the failure of PALISADE-3, PALISADE-4 and the Repeat Dose Study to meet their primary endpoints, the significant decline in the market price of our common stock, the substantial doubt about our ability to continue as a going concern and the potential delisting of our common stock from Nasdaq. Any equity financing at or near current market prices would likely result in substantial dilution to our existing stockholders, and the number of shares we are able to issue may be limited by the number of authorized but unissued shares available under our Charter and by Nasdaq rules requiring stockholder approval of certain issuances. If we are unable to raise sufficient capital or complete a strategic transaction before our existing capital resources are exhausted, we may be required to further reduce our workforce, delay, suspend or discontinue the development of fasedienol or our other product candidates, sell or license our assets on unfavorable terms, seek protection under applicable bankruptcy or insolvency laws, or wind down our operations and dissolve and liquidate, in which case our stockholders could lose all or substantially all of their investment.

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

In March 2026, we implemented a workforce reduction. The objective of this reduction was to provide for disciplined cash management while prioritizing efficient execution of ongoing placebo-controlled clinical trials and real-world open-label clinical studies in our PALISADE Program for fasedienol, including, but not limited to, PALISADE-4 and the Repeat Dose Study. In October 2026, we implemented a further workforce reduction to better align resources with current business needs, further reduce operating expenses, and focus talent on critical development, regulatory, and operational priorities. We may implement additional workforce reductions or other cost-reduction measures to preserve cash in the future, including in connection with the evaluation or pursuit of a strategic transaction, which would subject us to similar risks.

However, the reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reductions, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition.

We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, workforce reduction. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees.

In addition, in August 2026, our Board of Directors adopted a Change in Control Executive Severance Plan (now the Executive Severance Plan), which was amended and restated effective October 7, 2026 to provide severance benefits to eligible employees, including each of our executive officers, upon a termination without cause regardless of whether a change in control occurs, in addition to severance benefits upon certain qualifying terminations in connection with a change in control. As a result, any additional workforce reduction, including any reduction implemented in connection with a strategic transaction or a wind down of our operations, may require us to make significant cash severance payments, which would reduce the cash available to fund our operations or for distribution to our stockholders, and could make our company less attractive to potential acquirers or other strategic counterparties.

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

We may pursue one or more strategic transactions, and there can be no assurance that we will be able to identify or complete any such transaction on acceptable terms, or at all, or that any such transaction will enhance stockholder value.

We are evaluating, and may in the future evaluate, a range of potential strategic alternatives intended to maximize the value of our pipeline and our company. These may include, among other things, sale of our equity securities, a merger, reverse merger or other business combination, a sale of our company or of one or more of our product candidates or other assets, licensing, partnering or other collaboration arrangements, royalty or other structured financings, a further restructuring of our operations, or a wind down and dissolution of our company. We have not set a timetable for any such evaluation and have not made any decision to pursue any specific transaction or other strategic alternative. There can be no assurance that this process will result in any transaction or other strategic outcome, or that any transaction will be completed on attractive terms, or at all.

The process of identifying, evaluating, negotiating and completing a strategic transaction is time-consuming, costly and complex and may divert management’s attention from the operation of our business. We expect to incur substantial expenses for financial advisors, legal counsel, accountants and other advisors in connection with any such process, whether or not a transaction is completed, which will reduce the cash available to fund our operations. The failure of three of the four Phase 3 single-dose, in-clinic, public speaking challenge clinical trials of fasedienol to meet their primary endpoints, our current market capitalization, our limited cash position and the uncertainty regarding the regulatory pathway for fasedienol may significantly reduce the interest of potential counterparties and our bargaining power in any negotiation, and potential counterparties may seek to take advantage of our financial condition. The value attributed to our product candidates and other assets in any transaction may be substantially less than the value that we or our stockholders believe they have, and may be less than the prices at which our common stock has historically traded.

The potential future announcement or pendency of a strategic process, or speculation regarding a potential transaction, may cause volatility in the market price of our common stock, may make it more difficult to retain key employees and to maintain relationships with clinical trial sites, CDMOs, CROs and other third parties, and may lead to stockholder litigation. The completion of any potential transaction will also depend on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in our company and our assets, the availability of financing to us or the counterparty on reasonable terms, the content and timing of FDA feedback regarding fasedienol and, where required, the approval of our stockholders, and we may not be able to satisfy the conditions to closing of any transaction. If we are unable to complete a strategic transaction, or if we complete a transaction that does not deliver the anticipated benefits, our business, financial condition and prospects would be materially adversely affected and the market price of our common stock could decline significantly.

If we determine that no strategic transaction is available or in the best interests of our stockholders, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In that event, the amount of cash available for distribution to our stockholders would depend heavily on the timing of that decision, because the amount of cash available will continue to decrease as we fund our operations and pay our obligations, including severance, contract termination and other wind-down costs. In addition, in connection with any dissolution and liquidation, we would be required under Nevada law to pay, or make reasonable provision for, our outstanding obligations and contingent liabilities, including in respect of pending litigation, before making any distribution to our stockholders. As a result, there can be no assurance as to the amount or timing of any distribution to our stockholders, if any, and our stockholders could lose all or substantially all of their investment.

Strategic transactions involving micro-cap, pre-revenue biotechnology companies, including reverse mergers, involve significant risks, and any such transaction could result in substantial dilution to our stockholders and may not produce the anticipated benefits.

The market for strategic transactions involving micro-cap, clinical-stage biotechnology companies that have experienced clinical setbacks is highly competitive. It is characterized by a large number of companies seeking to sell, merge with or into, or otherwise monetize their assets through transactions with a limited number of counterparties that have the resources and interest to complete such transactions. In many such transactions, including reverse mergers with private companies seeking access to the public markets, the stockholders of the public company retain only a minority, and in some cases a small minority, of the combined company, and the value attributed to the public company is based largely on its net cash rather than on the value of its product candidates. As a result, if we complete such a transaction, our current stockholders may experience substantial dilution and may receive little or no value for our product candidates, including fasedienol. Transactions of this type often include provisions that adjust the relative ownership of the parties based on each party’s net cash at closing, which could further reduce our stockholders’ ownership if our expenses exceed our expectations or if the closing is delayed. Some transactions provide for contingent value rights or other contingent consideration tied to the future development, licensing or sale of the public company’s legacy product candidates, which may never result in any payment to our stockholders. In addition, any such transaction would subject us to numerous risks, including:

•the counterparty’s business, product candidates and technologies may be subject to risks that we are unable to identify or evaluate adequately through due diligence, and the combined company may assume unknown or contingent liabilities;

•a business combination that results in a change of control may require the combined company to satisfy Nasdaq’s initial listing requirements, which are more stringent than its continued listing requirements, and the combined company may be unable to satisfy those requirements on a timely basis, or at all;

•we may be required to obtain stockholder approval of the transaction or of related matters, such as the issuance of shares in excess of the limits under Nasdaq rules, an increase in our authorized shares or a reverse stock split, and we may be unable to obtain such approval on a timely basis, or at all;

•a merger agreement or other definitive transaction agreement would likely restrict the conduct of our business before closing, including our ability to raise capital, pursue alternative transactions or make changes to our clinical programs, and may require us to pay a termination fee or reimburse expenses in certain circumstances;

•the combined company may require substantial additional financing, which may not be available on acceptable terms, or at all;

•the transaction could trigger severance and other payment obligations under our Executive Severance Plan and other arrangements, which would reduce the cash available to us or the combined company; and

•transactions of this type are frequently the subject of stockholder litigation, which could delay or prevent completion of the transaction and result in substantial costs.

Following any such transaction, the market price of the combined company’s common stock may decline, including as a result of sales by our existing stockholders or by the counterparty’s former equity holders following the expiration of any lock-up arrangements, and the combined company may not achieve the benefits anticipated from the transaction. Any of these risks could materially adversely affect the value of your investment.
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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. The FDA has generally considered this demonstration of substantial evidence of the effectiveness to require data gathered from at least two adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request or provide feedback to suggest that we conduct additional nonclinical studies or clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, dosing strategy, endpoints and trial designs that we use for our clinical trials, including trials developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we designed the Phase 3 public speaking challenge studies in our U.S. registration-directed PALISADE program for fasedienol for the acute treatment of SAD using a public speaking challenge with SUDS as the primary efficacy endpoint based on FDA communications, the FDA also communicated that additional studies or data are needed to support approval. For example, the Repeat Dose Study was designed to incorporate FDA feedback to evaluate the effect of repeat dosing of fasedienol, potential dosing interval for repeat dose, as well as potential dose response and duration of effect, but the FDA may ultimately determine that the study or its results do not support approval. Moreover, prior to the announcement of the PALISADE-4 results, we had planned to generate additional evidence recommended by the FDA to further characterize the clinical meaningfulness of the duration and magnitude of effect of fasedienol, but there can be no assurance that the design of our completed, ongoing and/or planned clinical trials or other activities to address FDA feedback on the development program will be satisfactory to FDA, or that the FDA will not require us to modify our development plans or clinical trial designs, conduct additional clinical trials, or generate additional information prior to submitting any marketing application. There can also be no assurance that evidence generated from the PALISADE program or from any other clinical trial we may conduct will ultimately assist in supporting any application for regulatory approval. Even if our future clinical trials achieve their primary efficacy endpoint, including our planned LSAS-based Phase 3 clinical trial of fasedienol, there can be no assurance that the FDA will find the results sufficient to support submission of an application for regulatory approval. Moreover, there are limited precedents for trial design, trial endpoints and regulatory pathway for the treatment of SAD with a proposed treatment hypothesis such as ours, and there are limited precedents for certain other therapeutic indications we are pursuing through the development of our product candidates, including fasedienol for the treatment of SAD, itruvone for the treatment of MDD and refisolone for the management of VMS (hot flashes) due to menopause, which may make clinical development and regulatory approval for those product candidates more challenging.

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

Moreover, there is a high failure rate for drugs candidate proceeding through clinical trials and there can be no assurance that any of our clinical trials will ultimately be successful. We, and many other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier-stage development, such as the failure of our PALISADE-1, PALISADE-3 and PALISADE-4 Phase 3 clinical trials of fasedienol to meet their primary endpoints, notwithstanding the positive results of PALISADE-2 and our earlier Phase 2 clinical trial of fasedienol, and we cannot be certain that we will not face similar setbacks in the future. In addition to the risk of ongoing or planned clinical trials failing to meet primary endpoints, setbacks may also be caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Such failures or setback may have a material adverse effect on our ability to develop, obtain regulatory approval for or ultimately commercialize any of our product candidates.

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

From time to time, we may publish or publicly disclose interim, topline or preliminary data from our nonclinical studies or clinical trials, such as the preliminary data we previously announced from the open-label extension of our PALISADE-3 and PALISADE-4 clinical trials. These publications or disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of healthcare professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product. Other potentially significant negative consequences associated with adverse events include:

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

Before we can commercialize a product candidate in the U.S. or any market outside the U.S., the U.S. Drug Enforcement Administration (DEA) or its foreign counterpart may need to determine whether such product candidates will be considered to be a controlled substance, taking into account the recommendation of the FDA or its foreign counterpart, as the case may be. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible, which would increase the cost associated with commercializing such products and, in turn, may have an adverse impact on our results of operations. Although we currently do not know whether the DEA or any foreign counterpart will consider any of our current or future product candidates to be controlled substances, we cannot yet give any assurance that such product candidates will not be regulated as controlled substances.

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

We have focused a significant portion of our research and development efforts on addressing neuropsychiatric disorders. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neuropsychiatric disorders such as SAD and MDD rely on subjective assessments by clinicians and subjective patient-reported outcomes as key efficacy endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our neuropsychiatric product candidates. For example, we believe that a higher than expected placebo response in the single-dose, in-clinic, public speaking challenge studies contributed to the failure of PALISADE-3 to achieve its primary endpoint, and in PALISADE-4 the mean improvement in the placebo group exceeded the mean improvement in the fasedienol group in the overall study population. Placebo response in any future clinical trial of fasedienol, including our proposed LSAS-based Phase 3 clinical trial may detect a statistically significant treatment effect. There can be no guarantee that we will successfully overcome these challenges with our neuropsychiatric product candidates or that we will not encounter other challenges in the development of our other product candidates.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the use of our product candidates by us and any collaborators in clinical trials, and the sale of these product candidates, if approved, in the future, may expose us to liability claims. We face an inherent risk of product liability lawsuits related to the use of our product candidates in patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, healthcare providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We use predictive artificial intelligence tools provided by a third party to inform the design of our clinical trials and the prioritization of our product candidates. These tools may not accurately predict clinical outcomes and may not be given weight by the FDA, and their use exposes us to additional risks.

We collaborate with a predictive artificial intelligence (AI) platform, GATC Health Corp. (GATC), to inform protocol development, including for our proposed LSAS-based Phase 3 clinical trial of fasedienol and potential Phase 2 clinical trials of itruvone and refisolone, as well as our pipeline prioritization and resource allocation. The use of AI-based predictive modeling in clinical development is relatively new, and its ability to predict clinical outcomes has not been established. AI models may produce inaccurate, incomplete or biased outputs due to limitations in the data on which they are trained, including data that may not be representative of the patient populations in our trials, or because of the design of the models themselves. GATC’s models and training data are proprietary, and we have limited ability to evaluate or independently validate them.

If we rely on AI-generated predictions in selecting trial design elements, we may make decisions that reduce the likelihood of a successful trial. Given our limited capital resources, we may be unable to recover from such decisions. A favorable AI-generated prediction does not mean that a clinical trial will succeed, and our clinical trials, including any future trial of fasedienol, may fail regardless of such predictions.

Moreover, the FDA has not established a final framework for evaluating AI-generated information used to support clinical development decisions. To the extent we cite AI-generated analyses in our interactions with the FDA, the FDA may request information about the model that neither we nor GATC can provide, or may give such analyses no weight.

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

We face significant competition in seeking appropriate collaborators. Whether we reach additional definitive agreements for collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of nonclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential markets for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us. Moreover, the failure of prior clinical trials of fasedienol to achieve their primary endpoints, the uncertainty regarding the regulatory pathway for fasedienol and our limited capital resources may significantly reduce the interest of potential collaborators in our product candidates, or may result in collaboration terms that are substantially less favorable to us than we would otherwise seek.

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

Our success depends, and will likely continue to depend, upon our ability to attract and retain the services of our executive officers, key senior managerial and other key senior personnel within our organization. Our executive officers and other senior employees may terminate their employment with us at any time. In addition, we reduced employee headcount in March and October 2026 in connection with cost preservation efforts and an alignment of the size and structure of our workforce with our late clinical-stage priorities. We may also implement further workforce reductions. As a result, the loss of the services of those employees might impede the achievement of our operational and strategic objectives.

Our ability to retain key personnel has been, and may continue to be, adversely affected by the failure of prior clinical studies to achieve their primary endpoints, the decline in the market price of our common stock, which has substantially reduced the retentive value of outstanding equity awards, our limited cash runway, the substantial doubt about our ability to continue as a going concern and uncertainty regarding any strategic transaction. The loss of key personnel during our evaluation of strategic alternatives or our interactions with the FDA regarding fasedienol could impair our ability to advance our product candidates or to complete a strategic transaction.

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

In March 2026, our Board of Directors approved a reduction of approximately 20% in our workforce, intended to provide disciplined cash management while prioritizing efficient execution of the ongoing clinical studies in our PALISADE Program. As of September 30, 2026, we had 40 full-time employees. In October 2026, we implemented a Board-approved reduction in workforce by approximately 31% that is intended to, among other things, further reduce operating expenses and to align the size and structure of our workforce with our late clinical-stage priorities. Our focus on the development of our lead product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to retain adequate staffing levels or effectively expand our organization by hiring new qualified employees as needed, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Our employees may use artificial intelligence tools in ways that expose our confidential information, intellectual property, or clinical data to third parties, and the evolving regulatory and legal landscape around artificial intelligence could adversely affect our business.

Our employees may use commercially available artificial intelligence tools, including generative AI platforms, in connection with their work. If our personnel inadvertently submit confidential information, proprietary research data, clinical trial data, or trade secrets to external AI platforms, that information may be exposed to third parties or incorporated into publicly accessible AI outputs, potentially compromising our intellectual property, our patent position, or our obligations under confidentiality agreements. The legal and regulatory framework governing AI tools remains uncertain and rapidly evolving, including with respect to ownership of AI-generated outputs and potential infringement of third-party intellectual property rights. Any failure to manage these risks appropriately could have a material adverse effect on our business, financial condition, and results of operations.

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
The FDA has granted fast track designation for development of fasedienol for the acute treatment of SAD, for development of itruvone for the treatment of MDD, and for development of AV-101 for the adjunctive treatment of MDD and the treatment of neuropathic pain, and we may seek fast track designation for some of our other pherine product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may be eligible for Fast Track designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. and, as a result, if the FDA considers the indications we pursue as exceeded the scope of our Fast Track designations, we may lose the benefits associated with the applicable designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the application may be eligible for priority review. A NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

•the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Centers for Medicare & Medicaid Services, within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (including nurse practitioners, certified nurse anesthetists, anesthesiologist assistants, physician assistants, clinical nurse specialists, and certified nurse midwives) as well as teaching hospitals and to disclose ownership and investment interests held by physicians and their immediate family members;

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

To regain compliance with the Minimum Bid Price Requirement, we may effect a reverse stock split of our common stock. There can be no assurance that a reverse stock split, if effected, would result in a sustained increase in the market price of our common stock sufficient to regain or maintain compliance, and reverse stock splits are frequently followed by declines in the market price and liquidity of the affected securities. In addition, under Nasdaq rules, if our common stock has a closing bid price of $0.10 or less for ten consecutive trading days during any compliance period, Nasdaq will issue a delisting determination without regard to any remaining compliance period, and if we effect a reverse stock split and our common stock subsequently fails to satisfy the Minimum Bid Price Requirement within one year, we will not be eligible for any compliance period. Further, because the Extension Period is our second consecutive compliance period, if we do not regain compliance by the end of the Extension Period, our common stock would be suspended from trading on the Nasdaq Capital Market, and would trade, if at all, on the over-the-counter market, during the pendency of any appeal to a Nasdaq Hearings Panel. A delisting or suspension of our common stock would also be likely to substantially impair our ability to raise capital and to complete a strategic transaction.

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

•announcements regarding our interactions with the FDA;

•announcements regarding, or speculation about, any strategic transaction, including a merger, sale, licensing transaction or dissolution;

•the results of, and market perception of, post-hoc, subgroup or pooled analyses of our clinical trial data;

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

For example, following our announcements of the topline results of PALISADE-3 in December 2025 and PALISADE-4 in June 2026, the market price of our common stock declined by approximately 80% and 70%, respectively, in a single trading day.

Actions of activist or other significant stockholders could cause us to incur substantial costs, divert the attention of our management and Board of Directors, and adversely affect our business and the market price of our common stock.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals, seek representation on our Board of Directors or otherwise attempt to effect changes in, or acquire control of, our company, particularly in light of our recent clinical results, the decline in the market price of our common stock and our evaluation of strategic alternatives. Responding to such actions can be costly and time-consuming, can disrupt our operations and divert the attention of our Board of Directors and management, and can make it more difficult to attract and retain qualified personnel and to pursue a financing or strategic transaction. In addition, perceived uncertainty as to our future direction resulting from such actions, or purchases or sales of large blocks of our common stock by significant stockholders, could cause significant volatility in the market price of our common stock.

There may be issuances of shares of preferred stock in the future.

Our Restated Articles of Incorporation, as amended, permit us to issue up to 10.0 million shares of preferred stock. As a result, our Board could authorize the issuance of preferred stock in the future and such preferred stock could grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of our common stock, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. In the event and to the extent that we do issue additional preferred stock in the future, the rights of holders of our common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry;

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

The stock market in general, and the Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. For example, purported stockholders of the

Company have filed lawsuits in the United States District Court for the Northern District of California and the District of Nevada against the Company and certain of our executive officers, the members of our Board and certain other parties, claiming, under the U.S. federal securities laws and certain California civil statutes, among other things, allegedly false or misleading statements, and alleged omissions of material facts, related to our public disclosures. We believe all claims are wholly without merit and intend to vigorously defend all claims. The significant declines in the market price of our common stock following our announcements of the PALISADE-3 and PALISADE-4 results may increase the risk of additional securities litigation, and any strategic transaction we may pursue could also become the subject of stockholder litigation. These types of litigation could result in substantial costs and a significant diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, potential settlements, and damages awarded to plaintiffs, if any.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Trading Arrangements
During the period ended September 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement' as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Vistagen Therapeutics, Inc. Change in Control Executive Severance Plan, dated August 11, 2026.
10.2	Vistagen Therapeutics, Inc. Executive Severance Plan, dated October 7, 2026, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2026.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Principal Executive and Financial Officers required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAGEN THERAPEUTICS, INC.

Dated: November 13, 2026	/s/ Shawn K. Singh, JD
Shawn K. Singh, JD
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	/s/ Nick B. Tressler
Nick B. Tressler
Chief Financial Officer (Principal Financial and Accounting Officer)